Form 10-Q
period 1996-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 1996-05-15
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


                   Consolidated Condensed Financial Statements


                  For the quarterly period ended March 31, 1996

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996   Commission file number 1-11484
                               --------------                          -------


                    HUNGARIAN TELEPHONE AND CABLE CORP.
           (Exact name of registrant as specified in its charter)


             Delaware                                    13-652685
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)


                  227 Rt. 206 Bldg. 1 Unit 11, Flanders, NJ  07836
                      (Address of principal executive offices)
                                  (212) 571-7400
                 Registrant's telephone number, including area code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                               Yes  X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the lastest possible date:




Common Stock, $.001 par  value                          4,268,055 Shares
- - ------------------------------                          ----------------
         (Class)                                (Outstanding at April 30, 1996 )

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents



Part I. Financial Information

Consolidated Condensed Balance Sheets                            2
Consolidated Condensed Statements of Operations                  3
Consolidated Condensed Statements of
Stockholders' Equity                                             4
Consolidated Condensed Statements of Cash Flows                  5
Notes to Consolidated Condensed Financial Statements             6
Management's Discussion and Analysis of Financial
  Condition and Results of Operatons                             9

Part II.  Other Information                                      14

Signature                                                        15

               HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                        Consolidated Condensed Balance Sheets
                      (In thousands, except share data)

                            Assets
                                        March 31, 1996         December 31, 1995
                                        --------------         -----------------
                                          (unaudited)
Current assets:
    Cash and cash equivalents         $      13,716            $     16,192
    Restricted cash                           2,242                   1,757
    Accounts receivable                       4,494                   1,399
    VAT receivable, net                       5,185                   4,432
Prepayments and other                         4,256                   4,449
    Other current assets                      1,614                   1,598
                                        -----------             -----------
             Total current assets            31,507                  29,827
                                        -----------             -----------
Property, plant, and equipment               57,752                  55,353
Less accumulated depreciation                 1,621                   1,131
                                        -----------             -----------
    Net property, plant and equipment        56,131                  54,222
                                        -----------             -----------
Goodwill and intangibles, less
    accumulated amortization                 17,286                  19,768
Other assets                                  8,277                   6,570
                                            -------             -----------
Total Assets                         $      113,201           $     110,387
                                      =============             ===========

                          Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable                     $           0           $         300
    Current installments of
      long-term debt                          6,236                   9,699
    Short term loans                         32,580                  33,982
    Accounts payable                          6,521                   8,835
    Due to related parties                   14,412                   3,075
    Accruals                                  3,143                   5,564
    Other current liabilities                 6,853                   1,953
                                        -----------             -----------
             Total current liabilities       69,745                  63,408
Long-term debt, excluding current
   installments                              29,805                  23,467
Advance subscriber payments, long term            0                   2,136
                                        -----------             -----------
             Total liabilities               99,550                  89,011
                                        -----------             -----------
Commitments and contingencies
Minority interest                             3,016                   5,637
                                        -----------             -----------
Stockholders' equity:
    Common stock, $.001 par value.
        Authorized 10,000,000 shares;
        issued 4,265,039 shares
        in 1996 and 4,015,039 shares
        in 1995                                   4                       4
    Additional paid-in capital               48,577                  45,358
    Accumulated deficit                     (31,959)                (26,192)
    Foreign currency translation
        adjustment                           (5,046)                 (2,381)
    Deferred compensation                      (941)                 (1,050)
                                        ------------            ------------
         Total stockholders' equity          10,635                  15,739
                                         -----------             -----------
Total liabilities and stockholders'
    equity                             $     113,201            $    110,387
                                         ===========             ===========

See accompanying notes to consolidated condensed financial statements.

                  HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Operations
               For the Three Month Periods Ended March 31, 1996 and 1995
                     (In thousands, except share and per share data)

                                              (unaudited)

                                                 1996                    1995
                                                 ----                    ----
TELEPHONE SERVICES REVENUES, NET         $      5,159                     407
Operating expenses:
    Operating and maintenance expenses          4,964                   1,031
Depreciation and amortization                   2,195                     456
    Management fees                             1,342                     725
                                          -----------                --------
    Total operating expenses                    8,501                   2,212
                                          -----------                --------
LOSS FROM OPERATIONS                           (3,342)                 (1,805)
Other income (expenses):
    Foreign exchange                           (1,412)                    322
    Interest expense                           (1,735)                   (245)
    Interest income                               192                     136
    Other, net                                    211
                                           -----------
LOSS BEFORE MINORITY INTEREST                  (6,086)                 (1,592)
MINORITY INTEREST                                 318                     374
                                           -----------                --------

NET LOSS                               $       (5,768)                 (1,218)
                                          ============               =========


LOSS PER SHARE OF COMMON STOCK         $        (1.41)                   (.45)
                                       ===============               =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    4,080,079               2,724,431
                                           ===========                =========














See accompanying notes to consolidated condensed financial statements. The Company ceased to be a development stage company on April 1, 1995.

             HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
           Consolidated Condensed Statements of Stockholders' Equity
                      (In thousands, except share data)
                              (unaudited)


                                                                                    Foreign
                                                             Additional             Currency                 Total
                                                     Common   Paid-in  Accumulated Translation    Deferred Stockholders
                                            Shares    Stock   Capital    Deficit   Adjustment   Compensation  equity
- - ----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995              4,015,039  $   4    $ 45,358  $ (26,192) $ (2,381)     $ (1,050)  $  15,739
Common stock issuance                        250,000              3,219                                          3,219
Net Loss                                                                    (5,767)                             (5,767)
Foreign currency translation adjustment                                               (2,665)                   (2,665)
Earned compensation                                                                                    109         109
- - -------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1996                 4,265,039  $     4  $ 48,577  $ (31,959) $ (5,046)   $     (941)  $  10,635




See accompanying notes to consolidated condensed financial statements.

                 HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                    Consolidated Condensed Statements of Cash Flows
                 For the Three Month Periods Ended March 31, 1996 and 1995
                                                   (In thousands)
                                                    (unaudited)

                                                  1996                    1995

Net cash used in operating activities     $     (7,659)                 (2,053)
                                              ---------              ----------

Cash flows from investing activities:
     Acquisition of property and equipment      (5,031)                 (9,395)
     Cash received from sale of
       subsidiaries stock                                                1,464

     Acquisition of interests in subsidiar        (330)                    641
     Decrease in intangible assets                                          37
     Loan receivable                                                      (136)

         Net cash used in investing activities  (5,361)                 (7,389)
                                              ---------              ----------
Cash flows from financing activities:
     Borrowings under long-term debt               108                   5,771
     Proceeds from short-term loans                                      1,167
     Proceeds from issuance of common stock                                105
     Repayment of short-term debt               (4,865)
     Proceeds from borrowings from related
       parties                                  16,430
                                              ---------
         Net cash provided by financing
            activities                          11,673                   7,043
                                              --------               ---------
Effect of foreign exchange rate changes on
  cash                                          (1,129)                    322
                                              ---------              ---------

Net decrease in cash and cash equivalents       (2,476)                 (2,077)

Cash and cash equivalents at beginning
  period                                         16,192                   6,966
                                               --------               ---------
Cash and cash equivalents at end period   $      13,716                   4,889
                                               ========               =========













See accompanying notes to consolidated condensed financial statements. The Company ceased to be a development stage company on April 1, 1995.

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                                 (unaudited)


       (1)    Basis of Presentation

              The accompanying condensed consolidated financial have been prepared without audit and in the opinion of management include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

       (2)    Cash and Cash Equivalents and Restricted Cash

              At March 31, 1996 cash of $2,752,000 denominated in U.S. dollars was on deposit with a major money center bank and a U.S. Treasury money market fund in the United States. In addition, at March 31,1996 $10,964,000 ($1,764,000 denominated in
              U.S. dollars, the equivalent of $1,872,000 denominated in German Deutsche Marks and the equivalent of $7,328,000 denominated in Hungarian Forints) was on deposit with Hungarian government-owned banks and a foreign bank in Hungary.

              Approximately $2,242,000 at March 31, 1996 of cash denominated in Hungarian Forints is restricted under concession contract fulfilment guarantees with restrictions to be removed upon the successful attainment of certain operational requirements as prescribed in the concession agreements and other operational requirements. The Company expects to satisfy the other operational requirements in 1996 and therefore the restricted cash is shown as a current asset.

       (3)    Related Parties

              Due to related parties at March 31, 1996 is comprised of the following: $37,000 due to Hungarian Teleconstruct Corp. ("Teleconstruct") for rent and other services, plus interest; $904,000 due to TeleDanmark A/S ("TDI") for management fees chargeable under the management agreement; and $13,471,000 due to Citizens Utilites Company ("Citizens") for loans, reimbursable management costs, management fees chargeable under the management services agreement and interest charged under the terms of the Citizens Loan Agreement.

              During the three months ended March 31, 1996 and 1995, the Company also paid legal fees of approximately $21,000 and $30,000, respectively, to an officer.


                    HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIE
                          Notes to Consolidated Financial Statements
                                         (unaudited)

              On March 26, 1996, the Company agreed to purchase from Teleconstruct Kft, the Hungarian subsidiary of Teleconstruct, premises used as offices by the Company and its subsidiary HTCC Consulting Rt, in Budapest, Hungary for a price of $250,000 or such lesser amount as can be substantiated as cost to Teleconstruct. $125,000 of the purchase price has been paid as a deposit, carrying interest at the rate of 8% per annum. In the event that the Company does not complete the purchase for any reason within 60 days, the deposit paid, and all accrued interest, is returnable by Teleconstruct to the Company.

              Included in Long-term debt at March 31, 1996 is approximately $6.2 million borrowed from TDI by subsidiaries under the subordinated loan agreement.

       (4)    Credit Facility

              On March 29, 1996, the Company entered into a $75 million Secured Term Loan Credit Facility ("Credit Facility") and, together with HTCC Consulting, a related Pledge and Security Agreement with Citicorp North America, Inc. ("Citicorp"). Advances under the Credit Facility may be requested through December 31, 1996 and will bear interest rates of 3.5% and 6.5% above LIBOR or Citicorp's announced base rate. The loan is repayable by December 31, 1996. On April 3, 1996, the Company used $50,753,000 from the Credit Facility to repay all the funds advanced or guaranteed by Citizens and Chemical Bank pursuant to the Citizens Loan Agreement. In April, 1996 the Company will record a non-cash charge of approximately $8 million representing the remaining unamortized deferred financing costs pertaining to the Citizens Loan Agreement.

              The Company has engaged an investment bank to serve as lead underwriter for the placement of approximately $150 million in debt securities of the Company, which is anticipated to close in mid-1996.













                HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                  (unaudited)


       (5)    Construction Commitments

              In 1995 Ro ba-Com and Kelet-NUgro d Com entered into contracts with an unrelated corporation which provide for the construction of the local telephone exchanges in the two primary districts on a turnkey basis. The minimum contract price for the two districts is HUF 7,778 million (approximately $53 million) of which the contractor will finance DM 20,000,000 (approximately $13.5 million at March 31, 1996) representing 85% of the contract price of the equipment. The financing is for an eight-year period with semi-annual instalments beginning July 1, 1995, including interest at DM-LIBOR (Deutsche mark London interbank offered rate) plus 1%. The contractor will hold a security interest in all financed property until the payment of the last instalment. On March 31, 1996, HUF 983 million (approximately $6,700,000 at the March 31, 1996 exchange rate) was owed to the contractor under the financing arrangement. The balance sheet at March 31, 1996 includes $4.2 million of advance payments to the contractor.
              This advance will be applied against future costs to be incurred during the remaining term of the contracts.

              On May 10, 1996 the Company entered into a contract with an unrelated corporation which provides for the construction of the local telephone exchange in the Papo primary region on a turnkey basis, at a fixed price of approximately $13.2 million, including $2 million for settlement of all past obligations. The contract requires full completion of construction in 1996.

                    HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company earns substantially all its telecommunications revenue from connections fees, monthly line rental fees, toll usage, public pay telephone services and ancillary services (including charges for additional services purchased at the customer's discretion). The ability of the Company to generate sufficient revenues to cover cash expenditures and to become profitable will depend upon a number of factors, including the Company's ability to attract customers, revenues per customer, churn rates and construction costs. These factors are expected to be primarily influenced by the success of the Company's operation and marketing strategies as well as market acceptance of telecommunications services in the Company's Operating Areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment.

         The success of the Company's strategy is measured to some extent by its ability to add new subscribers. Since March 31, 1995, the Company has installed or commenced operating over 55,000 access lines. During this same period, the Company's churn has been negligible. The Company does not believe that such rates of subscriber addition will be sustainable in the future, especially after its exclusivity period for the provision of basic telephone services ends in 2002.


Results of Operations

Revenues

The Company commenced operations in its subsidiary's respective concession areas as of the following dates:
                                        Access lines in service at
Subsidiary       Acquisition Date    Acquisition date  March 31, 1996
Raba-Com         January 1, 1995        2,480              7,007
Kelet-Nograd     March 1, 1995          13,050            16,511
Hungarotel       January 1, 1996        40,591            43,068
Papatel          January 1, 1996         3,823             4,204
                                        59,944            70,790
                                        ======           =======
The Company was in the development stage through March 31, 1995.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Revenues for the three months ended March 31, 1996 increased as compared to the three months ended March 31, 1995 primarily due to the acquisitions of additional concession areas and customer growth (see table above). This increase resulted principally from the connection of 4,527 and 3,461 new access lines in the Raba-Com and KNC operating areas, respectively, and the inclusion of results for the Papatel and Hungarotel operating regions which added 3,823 and 40,591 access lines in these new areas, respectively, to the Company's operations in Papatel and Hungarotel operating regions. Since assumption of operations the Company has installed 381 and 2,477 new access lines in the Hungarotel and Papatel concession areas, respectively, in the quarter ended March 31, 1996.

For the three months ended March 31, 1995, the Company recorded revenues of $407,000 primarily related to measured services in Kelet-Nograd and Raba-Com. For the three months ended March 31, 1996 the Company recorded measured service revenues of $1,083,000 for Kelet-Nograd, $320,000 for Raba-Com, $3,243,000 for Hungarotel and $389,000 for Papatel. Measured services for the three months ended March 31, 1996 totalled $5,035,000 or approximately $74 per average access line in operation for the period as compared to $53 per average access line for the three months ended March 31, 1995.

The Company recorded $1,715,000 in connection and subscription fees and other revenues of $546,000, for the three months ended March 31, 1996. Revenues were offset in part by net interconnect charges of $2,137,000 and $194,000, for the three months ended March 31, 1996 and 1995, respectively.


Operating and Maintenance Expenses

Operating and maintenance expenses increased by approximately $3.9 million, or 381%, primarily due to the inclusion of the full three month period results in 1996 of Kelet-Nograd, Hungarotel and Papatel. Operating and maintenance expenses per average access line in operation for the period decreased from $151 in the three months ended March 31, 1995 to $73 for the three months ended March 31, 1996. This decrease resulted from the achievement by the Company of certain productivity improvements, largely resulting from decreased use of manual switchboards and increased use of modern digital switches.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)


Depreciation and Amortization Expense

Depreciation expense increased $1,739,000, or 381%, primarily due to the inclusion of the full three month period results in 1996 of Kelet-Nograd, Hungarotel and Papatel and increased property, plant and equipment due to acquisitions and construction. As the Company continues to add network assets, depreciation and amortization expense will increase.


Management Fees

Management fees payable to Citizens and TDI, pursuant to their respective management agreements, increased $617,000, or 85%. The increase in management fees reflects the continued commitment of the parties involved to supporting management infrastructure and assistance required to control accelerating activities and growth, and an increase in certain reimbursable costs and financing charges as provided under specific terms of the respective agreements relating to the payment of such fees.


Loss from Operations

Loss from operations increased $1,537,000 or 85%. This increase was principally due to the additional expenses incurred by the Company while it expands management, project oversight, engineering design, and systems improvement capacities which will be needed to achieve rapid line growth and revenue increases, and provide for the introduction and control of new services.


Foreign Exchange Losses

The Company's foreign exchange losses were $1,412,000 for the three months ended March 31, 1996 as compared to foreign exchange gains of $322,000 for the three months ended March 31, 1995. This increased expense occurred as the result of the ongoing devaluation of the Hungarian forint against the US dollar and the German mark as certain of the Company's obligations, including loans and outstanding vendor contracts, are denominated in US dollars and German marks. The ongoing devaluation of the forint, approximately 1.2% per month based on the Hungarian government's crawling peg devaluation scheme, will result in additional foreign exchange expenses for the foreseeable future which will increase as the Company's non-forint denominated obligations continue to increase.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The rate of devaluation is expected, however, to be lower than the rate of inflation which regulates the increase in tariff rates charged by the Company, during the next two years.


Net Interest Expense

Interest income increased $56,000, or 41%, primarily due to an increase in funds on deposit for the period.

Interest expense increased $1,490,000, or 609%, due to the additional financing requirements primarily used to pay for the concession area acquisitions and construction expenditures. The Company expects that interest expense will increase in the future to the degree it continues to borrow funds in order to implement its capital expenditure plans.


Other, net

Other income, net, increased $211,000, primarily due to the sale of the Company's investment in Pilistav.


Minority Interests

Minority interests represent the pro-rata share of net losses of subsidiaries for the period, attributed to the subsidiaries' issued share capital that the Company does not own. The balance sheet value of minority interests represents such pro-rata share of net assets at March 31, 1996. Minorities exist in Raba-Com, Kelet-Nograd Com, and Papatel, ranging between 20% and 35%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Liquidity and Capital Resources

         On March 29, 1996, the Company entered into a $75 million Secured Term Loan Credit facility ("Credit Facility") and, together with HTCC Consulting, a related Pledge and Security Agreement with Citicorp North America, Inc. Advances under the Credit Facility may be requested through December 31, 1996 and will bear interest rates of 3.5% and 6.5% above LIBOR or Citicorp's announced base rate. The Loan is repayable by December 31, 1996. On April 3, 1996, the Company used $50,753,000 from the Credit Facility to repay all the funds advanced or guaranteed by Citizens and Chemical Bank pursuant to the Citizens Loan
Agreement;  accordingly,  in the  second  quarter,  the  Company  will  record a non-cash charge of approximately $8 million representing the remaining unamortized deferred financing costs pertaining to the Citizens Loan Agreement.

         The Company borrowed approximately $10.2 million from Citizens pursuant to the Citizens loan agreement and approximately $6.2 million from TDI. The proceeds from these borrowings were used to pay for construction, repay short-term debt and other operating expenses.

         The Company experienced an increase in its working capital deficit due to the use of short-term borrowings to finance construction.

         The Company has engaged an investment bank to serve as lead underwriter for the placement of approximately $150 million in debt securities of the Company, which is anticipated to close in mid-1996.

         Through March 31, 1996, the Company had an accumulated deficit of approximately $31,959,000. Since March 1995, the Company has provided telecommunications services through its majority-owned subsidiaries, Raba-Com and Kelet-Nograd. As of January 1, 1996, the Company commenced providing telecommunications services in the Papatel and Hungarotel Concessions Areas. While the revenues generated by the Company's telecommunications activities have increased in each subsequent quarterly period since March 31, 1995, in part due to the increased number of lines placed in service during each such period, the Company is still unprofitable and is expected to remain so while it completes the modernization and construction of its telecommunications networks.

         The development and installation of the network in each of the Company's Concessions Areas requires significant capital expenditures. These expenditures, together with associated operating expenses, will continue to result in substantial cash flow requirements at least until a customer base large enough to provide sufficient revenue and operating cash flow is established.

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Forms 8-K


         (a)  Exhibits 10.60    Secured Term Loan Credit Facility between
                                Hungarian Telephone    and    Cable    Corp.
                                and    Citicorp    North    America, Inc.
                                et al. dated as of March 29, 1996

              Exhibits 10.61    Pledge    and    Security Agreement  dated as
                                of  March  29, 1996 between  Hungarian
                                Telephone and Cable Corp.,  HTCC  Consulting
                                Rt., and Citicorp  North  America, Inc.

          (b)  Reports on Forms 8-K

               The Company  filed on form 8-K dated  December 30, 1995,  under
               Item 2 "Acquisition or Disposition of Assets" the aquisitions of the operating assets in the Bekescasaba and Oroshaza service areas in the Republic of Hungary

               The Company filed on form 8-K dated February 26, 1996, reporting the Third Agreement to Amend and Restate with CU CapitialCorp.

                                    SIGNATURE




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, on the 15 th day of May 1996.






                     HUNGARIAN TELEPHONE AND CABLE CORP.
                                (Registrant)


                     By: /s/ Frank R. Cohen
                        ---------------------
                        Frank R. Cohen
                        Treasurer and Chief Financial Officer