Form 10-Q/A
period 1995-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 1996-08-19
CIK 889949

United States Securities Exchange Commission
                          Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(D)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File Number
June 30, 1995                                                         1-11484


                       HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact name of Registrant as specified in its charter)


Delaware                                                        13-3652685
(State or otherjurisdiction of                             (I.R.S. Employer
incorporation or organization)
Identification No.)

                       90 West Street, New York, NY 10006
                    (Address of principal executive offices)

                                 (212) 571-7400
             The Registrant's telephone number, including area code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:


Common Stock, $.001 par value                                  3,001,155 Shares
- -----------------------------                                  ----------------
              (Class)                            (Outstanding at June 30, 1995)

                       HUNGARIAN TELEPHONE AND CABLE CORP.


                                      INDEX



PART 1.  Financial Information

Item 1.  Financial Statements

   Consolidated balance sheets as of June 30, 1995 (unaudited)
      and December 31, 1994 (audited)                                      2

  Consolidated  statements of loss  (unaudited)
      for the three months ended June
         30, 1995 and 1994 and the six months
           ended June 30, 1995 and 1994                                    3

  Consolidated statements of cash flows (unaudited) for the six
    months ended June 30, 1995 and 1994                                    4

  Consolidated statements of stockholders' equity (unaudited) for
      the six months June 30, 1995 and 1994                                6

  Notes to consolidated financial statements (unaudited)                   7

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        22


PART II.  Other Information                                               29


Signature                                                                 33

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                      June 30, 1995           December 31, 1994
                                      -------------           -----------------
                                        (Unaudited)                 (Audited)
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents               $ 7,981                    $  6,966
      Restricted cash                           946                       1,419
      Accounts receivable                       775
      VAT receivable                          1,059                       1,127
      Receivable from sale of subsidiaries
       stock                                                              1,464
      Loan receivable - Hungarian
            Broadcasting Corp.                   11
    Other                                       437                         136
                                          -----------               -----------
         Total current assets                11,209                      11,112

   Restricted cash                              398                       2,403
   Investments in affiliates                    287                         656
  Property and equipment, at cost,
    less accumulated depreciation of
      $234,980 and $88,378                    6,307                         925
   Construction in progress                   9,246                       7,920
   Advance payments to contractor             5,273
   Intangible assets                          3,522                       4,546
  Other                                                                      15
                                          -----------               -----------
                                            $36,242                     $27,577
                                          ===========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Loan payable to Telecom Denmark      $      511
      Management fees payable to Telecom
        Denmark                                 518
      Note payable                              300               $         300
      Current maturities of long-term debt    2,094                         153
      Short-term bank loans                     354
      Accounts payable and accrued expenses    5416                       2,259
      Payables to related parties               523                         892
      Advance subscriber payments             2,108
                                          ---------                 -----------
            Total current liabilities        11,824                       3,604

  Long-term debt, less current maturities     9,996                       2,299
                                         ----------                 -----------

   Advance subscriber payment                 1,402                       2,448
                                         ----------                 -----------

  Minority interest                           3,913                       6,663
                                        -----------                 -----------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY
      Common stock, $.001 par value
        - shares authorized
         10,000,000; issued and
          outstanding 3,001,155
              and 2,704,683                       3                           3
    Additional paid-in capital               22,479                      18,728
      Foreign currency translation
        adjustment                              166
      Accumulated deficit                   (13,541)                    (6,168)
                                         -----------                -----------
         Total stockholders' equity           9,107                      12,563
                                         -----------                -----------
                                            $36,242                     $27,577
                                          ==========                 ===========


           See accompanying notes to consolidated financial statements.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                         CONSOLIDATED STATEMENTS OF LOSS
                (dollars in thousands except per share amounts)


                                          Three Months Ended   Six Months Ended
                                              June 30,             June 30,
                                        -------------------  -----------------
                                          1995     1994       1995      1994
                                          ----     ----       ----      ----



REVENUES                             $      832   $     -    $ 1,239  $      -
                                          -----      ----      -----      ----

Operating expenses:

   Operating and Maintenance expenses     5,342       832       6,676     1,326
   Management fees                          466         -         888         -
   Depreciation and amortization            309        17         765        24
                                          -----     ----     -------     -----
   Total operating expenses               6,117       849       8,329     1,350

Loss from operations                     (5,285)     (849)     (7,090)   (1,350)

Other income (expenses):
   Foreign exchange                      (1,468)       13     (1,146)         1
   Interest expense                        (664)      (50)      (909)      (101)
   Other, net                               268       (29)       404       (63)
                                         ------     -----     ------      -----


Loss before minority interest            (7,149)     (915)    (8,741)    (1,513)

Minority interest                     $     994        26      1,368         75
                                      ---------    -------  --------   --------
                                        $ 6,155    $ (889)   $ 7,373 $   (1,438)
                                      =========    =======  ========   ========

Net loss per share                    $   (2.17)   $ (.41)   $ (2.65)  $   (.74)
                                      =========     =======   ========  ========

Weighted average number of common
   shares outstanding                 2,830,471  2,150,742  2,777,744  1,952,970
                                     ==========  =========  =========  =========



See accompanying notes to consolidated financial statements.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Six Months Ended
                                                              June 30,
                                                       ----------------
                                                     1995           1994
                                                     ----           ----

   Net cash provided by operating activities       2,961              426
                                                  -------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of interest in subsidiaries   1,464
   Reduction of investment in affiliates              293
Redemption of U.S. Treasury bills                                    1,498
(Increase)decrease in intangible assets               404           (3,046)
   Loan receivable - Hungarian Broadcasting Corp.     (11)
   Acquisition of property and equipment and
      construction in progress                     (7,449)             (39)
  Increase in advance payments to contractor       (5,272)
   Adjustment of minority interest                 (1,382)
   Adjustment of Company's share of the excess of
      proceeds over book value of subsidiaries' shares
      purchased by Telecom Denmark                   (737)
                                                   -------      -----------
    Net cash used in investing activities         (12,690)          (1,587)
                                                   -------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock            1,220            7,690
   Borrowings under long-term debt                  8,531
   Borrowings under short-term bank loans             354
   Increase in loan payable to Telecom Denmark        511
   Proceeds of loan payable to subsidiary of
    Hungarian Teleconstruct Corp.                                      258
   Proceeds from sale of stock by subsidiaries to
      outside investors                                              1,947
                                                  -------          -------
    Net cash provided by financing activities      10,616            9,895
                                                  -------          -------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH       128                1
                                                  -------          -------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS     1,015            8,735

  Cash and cash equivalents at beginning
    of period                                       6,966            3,404
                                                  -------          -------
  Cash and cash equivalents at end of period    $   7,981      $    12,139
                                               ===========      ===========

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994:

In June 1994, the Company issued a $300,000 note payable and stock warrants valued at $100,000 in settlement of a claim.

In the second quarter of 1994, a minority stockholder of a subsidiary contributed real estate with an estimated fair value of $372,000 in exchange for additional shares of stock.

           See accompanying notes to consolidated financial statements.

                         HUNGARIAN TELEPHONE AND CABLE CORP.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (Dollars in thousands)




                                                                    Foreign
                                                        Additional  Currency
                                       Common Stock      Paid-in    Translation    Accumulated
                                      Shares   Amount     Capital    Adjustment       Deficit
                                     -------- -------  -----------  ----------   ------------


SIX MONTHS ENDED JUNE 30, 1995:

  Balance, January 1, 1995             2,705    $2,705   $18,728    $   -        $ (6,168)

  Private placement costs                                    (31)

  Exercise of warrants                    45        45       187

  Exercise of options                    251       251     1,064

  Recognition of compensation
   expense related to stock options                        3,268

  Adjustment of Company's share
   of the excess of proceeds over
     book value of subsidiaries'
      shares purchased by
       Telecom Denmark                                      (737)

  Foreign currency translation adjustment                           166

  Net loss for the period                                                          (7,373)
                                   --------    -------  --------   -------       ----------
  Balance, June 30, 1995              3,001    $3,001    $22,479   $166           $(13,541)
                                   ========     ======  ========   =======       ==========




SIX MONTHS ENDED JUNE 30, 1994:
 Balance, January 1, 1994             1,288    $1,288    $ 5,603   $(76)           $(1,570)

  Issuance of shares for cash           635       635      7,690

  Issuance of warrants for claim
    settlement                                               100

  Foreign currency translation adjustment                            (3)

  Net loss for the period                                                           (1,437)
                                    -------   ------     -------  ------           --------
  Balance, June 30, 1994              1,923   $1,923     $13,393   $(79)           $(3,007)
                                    =======   ======     =======  ======           ========


See accompanying notes to consolidated financial statements.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



           1.   Summary of Accounting Policies

            (a)       Business
                               Hungarian  Telephone  and Cable  Corp.  (the
                               "Company") was organized on March 23, 1992 to provide working capital, technical expertise and management services to community sponsored telecommunications companies in Hungary. The Company was in the development stage through March 31, 1995.

                      In February 1994, two subsidiaries were awarded concessions to provide local public telephone service in their respective districts. These were the Sarvar region, operated by Raba-Com RT ("Raba-Com") which is 66% owned by the Company and the Salgetaran region, operated by
                      Kelet-Negrad Com RT ("Kelet-Negrad Com") which is 70% owned by the Company. In addition, the Company has interests in the following subsidiaries: HTCC Consulting RT, (100% owned), which is an intermediate holding and service company, incorporated in Hungary, and which holds part of the group's interests in the two concession companies for the purpose of satisfying the local ownership provisions of the concession agreements; Borszony-Com RT ("Borszony-Com") an inactive company which is 84% owned and Pilistav Kft. ("Pilistav"), which is 83% owned and which is also currently inactive, and in which the Company increased its interests in the first quarter of 1995, from 25% to the current level following acquisition of Hungarian Teleconstruct Corp.'s holdings for an amount equal to that company's cost. In the second quarter of 1995, the Company wrote down the value of Pilistav's assets to 50% of book value.

                      Hungarian Teleconstruct Corp. ("HTC") had the same officers and the same four out of five directors as the Company through May 31, 1995. In connection with the agreement with Citizens Utilities Company ("Citizens") described in Note 12, the Company's then President, Chief Executive Officer and Chief Financial Officer resigned. Since that date, two officers own 1.4% of the outstanding common stock of both HTC and the Company, and would own approximately 13% of both companies, if they exercise their options to purchase common stock which vest over a five year period ending in 1999. The exercise prices of the options are below current market prices.

            (b) Principles of Consolidation
                               The   consolidated    financial   statements
                               include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

                      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

            (c)       Fiscal Year
                      The Company's reporting period is the fiscal year ending December 31.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



            (d)       Foreign Currency Translation
                      In previous periods, the Company has used the U.S. dollar as the functional currency for its majority-owned Hungarian subsidiaries. At June 30, 1995, all assets and liabilities have been translated at the exchange rate in effect at the balance sheet date, recognizing that the majority of the Company's assets are in Hungary and their values are affected by the continuing devaluation of the Hungarian forint. Revenue and expense accounts were translated by using the average exchange rate during the period. The exchange rate differences resulted in $1,692,654 of goodwill on consolidation which has been written off against a December 31, 1994 allowance for foreign currency translation. The minority interest has also been affected by this adjustment.

                      The Company also uses the Hungarian forint as the functional currency for measuring the accounts of Elso in which it has a 30% interest. Gains or losses resulting from translation were included as a separate component of stockholders' equity until December 31, 1994. At that date, the cumulative foreign currency translation adjustment of $113,000 was transferred to foreign currency loss and recognized in the consolidated statement of loss for the year ended December 31, 1994 since the Company expects to sell its 30% interest in Elso to MATAV RT ("MATAV"), the majority stockholder of Elso, for approximately the carrying value at December 31, 1994.

            (e)       Cash Equivalents
                      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

            (f)       Property, Equipment and Depreciation
                      Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful  lives of the assets as follows:
                                    Estimated
                                  useful life
                                  -----------
                           Buildings          50 years
                      Furniture, fixtures
                       and equipment         3-7 years
                       Motor vehicles          5 years

            (g) Intangible Assets
                Intangible assets represent one-time concession fees paid. The intangible assets are being amortized over a period of
                eight  years,  the  exclusivity   period  of  the  25-year
                concession period.

            (h) Deferred Compensation Expense
                Deferred compensation expense, representing the excess of the market price at the effective date of certain employment contracts over the option price of 248,997 shares of the Company's common stock, is being amortized over a five year vesting period.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



            (i)       Investment in Affiliates
                      The Company's less than 50% equity interests are accounted for using the equity method, under which the Company records as income its share of the earnings, net of the amortization of goodwill, and dividends are credited against the investment account when declared.
            (j)       Advance Subscriber Payments
                      Advancesubscriber payments represent advance connection fees received from telephone subscribers. Since the advance fees received within the Kelet-Negrad Com concession area would have to be repaid with interest if the telephone network is not operational by a certain date, interest has been accrued.

            (k)       Income Taxes
                      The Company follows the liability method of accounting for income taxes. The Company's community sponsored telecom subsidiaries will be 100% exempt from Hungarian income tax for a period of five years beginning from January 1, 1994 and 60% exempt for the subsequent five years as long as(1)capitalization stays above 50,000,000 HUF, (2) foreign ownership exceeds 30% of the
                      capitalization  and (3) more than   50%   of   the
                      revenue    earned    arises   from telecommunication
                      services.

            (l)       Net Loss Per Share
                      The net loss per share is computed using the weighted average number of common shares outstanding during each period.

           2.  Interim Periods

            The accompanying  consolidated  financial  statements  for the three months ended June 30, 1995 and 1994, and the six months ended June 30, 1995 and 1994 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

           3.  Incorporation by Reference

            Reference is made to the Company's  annual report on Form 10-KSB for the fiscal year ended December 31, 1994 and to the notes to the consolidated financial statements included therein, which are incorporated herein by reference.

           4.  Concentration of Cash and Cash Equivalents and Restricted Cash

            (a)       Concentration
                   At June 30, 1995,  cash of  $1,686,688,  denominated  in U.S.
                      dollars, was on deposit with a major money center bank and a U.S. Treasury money market fund in the United States. In addition, $7,637,867 (denominated partly in U.S. dollars and partly in Hungarian forints) was on deposit with Hungarian government-owned banks and a foreign bank in Hungary.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



            (b) Restriction
               At June 30, 1995, restricted cash includes:

                (i) $1,032,828 denominated in Hungarian forints of which $397,583 is classified as a noncurrent asset. The restricted cash includes (1) advance connection fees paid by subscribers with the restriction to be removed upon the completion of the connections, (2) concession contract fulfillment guarantees with restrictions to be removed upon the successful assumption of the operations of two local telephone exchanges by the concession companies and other restrictions to be removed upon the concession companies fulfilling the requirements prescribed for 1997 in the concession agreements

               (ii)   $311,002  certificate of deposit  collateralizing a
                                $300,000 irrevocable and unconditional letter of credit issued by a bank as a guarantee of payment of the $300,000 note payable on December 29, 1995 (see Note 14(d))

           5.  Investments in Affiliates

            The Company's investments in affiliates consist principally of a 30%
                interest in Elso Hazai Tavkozlesi RT ("Elso") and a 49% interest in Central Europe Consult ("CEC"). The majority stockholder in CEC is HTC. The investments are accounted for on the equity method. The net share of the losses of the affiliates has been included in the consolidated statements of loss.

            (a) Elso has a concession to operate a local telephone exchange network in a suburb of Budapest, Hungary, which is at present serving a maximum of 1,000 lines. The excess of the carrying value of the Company's investment over its equity in the fair value of the underlying net assets at the acquisition date of Elso, August 6, 1992, was written off.

                   At December  31,  1994,  the Company  wrote down the carrying value of its investment in Elso by $700,000 to an estimated fair market value of $271,000 which represented the approximate sales price to MATAV. The $271,000 also approximated the equity in the fair value of the underlying net assets of Elso at December 31, 1994.

            (b) The Company's 75.2% interest in Pilistav was reduced to 25% in September 1994 when Hungarian Teleconstruct Corp. invested $930,000 to increase its interest to 68%. The investment in Pilistav at December 31, 1994 was carried at $300,000 which approximated the equity in the fair value of the underlying net assets of Pilistav. In March 1995, the Company acquired Hungarian Teleconstruct Corp.'s interest in Pilistav. The accounts of Pilistav have been reconsolidated in the accompanying financial statements at June 30, 1995.

            (c) The Company's investment in CEC, an Austrian corporation formed in late 1994, is carried at $63,263, its equity in the fair value of the underlying net assets of CEC.

            (d) The Company's equity in net loss of affiliates of $76,648 and $7,000 for the six months ended June 30, 1995 and 1994, respectively, has been included in other expenses in the accompanying statements of loss.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


           6.  Construction in Progress

            Construction-in-progress represents costs incurred in connection with the building of the local telephone exchanges.

           7.  Award of Concessions

            (a) On February 28, 1994, the tender bids for concessions to provide local public telephone service by two of the Company's community sponsored subsidiaries, Kelet-Negrad Com, in the primary district of Salgotarjan, and Raba-Com, in the primary district of Sarvar, were accepted by the Ministry of Transport, Telecommunications and Water Management (the "Ministry"). The concessions are for a period of 25 years until June 2019 with an eight-year exclusivity period. The one-time concession fees of approximately $2,100,000 (215,000,000 HUF) for Salgotarjan and approximately $2,700,000 (275,000,000 HUF) were paid in 1994. In addition, yearly concession fees of .1% and 1.5% of gross income earned in the districts of Salgotarjan and Sarvar, respectively, will be payable.

               By April 25, 1996, concession companies with Hungarian ownership in excess of 25% are required to be formed.

                  The Company, as the majority shareholder of the two successful bidders, has accepted the responsibility as a joint and several guarantor to meet all commitments and obligations of the concession companies in accordance with the concession agreements, which were signed on March 9, 1994, including payment of penalties in the amount of 500,000,000 HUF ($4,500,000) per concession in the event of breach of either agreement or failure to provide telephone service by dates specified in the concession agreements. As of December 31, 1994, Raba-Com did not fulfill the requirements for new telephone lines to be installed in the area; however, it did meet such requirements at June 30, 1995. The Company believes it is unlikely that Kelet-Negrad Com will fulfill its requirements for new telephone lines in its area for 1995. In Management's opinion, based on its continued negotiations with the Ministry, the likelihood of any penalty being assessed by the Ministry is remote.

                   In accordance with the concession  agreements,  the operating assets for approximately 15,300 telephone lines owned and utilized by MATAV, the Hungarian telephone company, to provide local telephone service in the concession areas, have been acquired in 1995 and approximately 215 employees have been hired. Raba-Com acquired the operating assets on January 1, 1995 for a payment of approximately $665,000. Kelet-Negrad Com acquired the operating assets on February 28, 1995 for approximately $5,300,000, of which $1,060,000 was paid on February 28 and the balance is payable in 12 quarterly payments of approximately $353,000 beginning June 1995 with interest payable at 30% per annum. The Company has pledged its interest in Kelet-Negrad Com as guarantee of the installment payments.

                 The two concession companies are in the process of constructing the local telephone exchanges which are estimated to cost approximately $90 million, which includes the following: concession fees ($4.8 million), investment in switch and transmission equipment ($11 million), investment in the line network ($44 million), investment in ground buildings, existing lines and other work ($28 million), and management fees ($2.2 million).

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

               The concession companies plan to finance these requirements by contributing $30 million in equity and procuring subordinated debt of $10 million and senior debt of $50 million.

                  The activities  of the  concession  companies are regulated by the Ministry and the terms of the concession agreements. The Ministry regulates the construction, operation and sales of local telephone exchanges. The Ministry has also been given the authority to regulate the industry, including fixing local, long distance and international call rates, sharing of revenues between the local exchanges and MATAV, the Hungarian telephone company, approving equipment that can be used, and requiring the local exchanges to meet specified standards as to growth and services.

            (b) In March 1995, Kelet-Negrad Com and Raba-Com entered into contracts with an unrelated corporation which provide for the construction of the local telephone exchanges in the two primary districts on a turnkey basis. The minimum contract price for the two districts is approximately $36,000,000 of which the contractor will finance approximately $5,000,000, representing 85% of the contract price of the equipment. The financing will be for an eight-year period with semiannual installments beginning July 1, 1995, including interest at DEM-LIBOR plus 1%. The contractor will hold a security interest in all financed property until the payment of the last installment. At June 30, 1995, approximately $2,700,000 was owed to the contractor under the financing arrangement. The balance sheet at June 30, 1995 includes $5,272,639 of advance payments to the contractor. These advances will be applied against future costs to be incurred in the future.

            (c) In March 1994, the Company's subsidiaries, Kelet-Negrad Com and Raba-Com, and Teleconstruct IpitJsi RT ("Teleconstruct"), a wholly-owned subsidiary of HTC, issued letters of intent to engage Teleconstruct as the sole builder to implement advanced digitally operated telephone systems for the regions of Raba and eastern Negrad.

           8.  Asset Write-Downs

            Asset write-downs for the three months and six months ended June 30,
                1995 amounted to $594,082; write-downs for the three and six months ended June 30, 1994 amounted to $68,383 and $285,311, respectively. The 1994 write-downs represented planning and designing costs incurred by Pilistav and Borszony-Com, the two subsidiaries which were not awarded concessions to provide local public telephone service in their respective areas. The 1995 write-downs represented 50% of Pilistav's assets under construction.

            Pilistav has filed a lawsuit against the Ministry and MATAV since it believes that it was the high bidder for the Szentendre concession area and that if the Ministry would have followed its own tender rules for awarding the concession area, Szentendre would have been awarded to Pilistav. Since the ultimate outcome of this litigation could not be reasonably determined, approximately $500,000 of planning and design costs incurred by Pilistav during 1994 were charged to operations and included in asset write-downs for the year ended December 31, 1994. In addition, it remains uncertain whether the Company will be successful in selling the lines that Pilistav has laid and if so, at what price. Accordingly, 50% of the net book value of the relevant assets has been written off at June 30, 1995. Management believes that the remaining book value of Pilistav's assets at June 30, 1995 is fully realizable.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



           9.  Payables to Related Parties

            Payables to related  parties at June 30, 1995  primarily  consist of
                (a) advances of $472,550 from HTC and its wholly-owned subsidiary, Teleconstruct, for the purpose of increasing the Company's investments in Raba-Com and Kelet-Negrad Com and (b) $49,000 of interest expense on these advances.

            During the second  quarter of 1994, the Company also borrowed from a subsidiary of HTC approximately $258,000 for the purpose of increasing its investment in Kelet-Negrad Com, which was repaid later in 1994 with 22% interest.

          10.  Loan Payable to Telecom Denmark

            On November 16, 1994, the Company reduced its interest in Kelet-Negrad Com and Raba-Com by selling 4.8% interests in the two subsidiaries to Telecom Denmark. The new stockholder agreed to lend the two subsidiaries approximately $6,300,000 at LIBOR plus 2% on a subordinated basis, repayable over a period of six years commencing in 1996. The loan payable under this agreement amounted to $511,334 at June 30, 1995.

          11.  Long-term Debt

            In addition to the debt payable to MATAV as described in Note 7(a), long-term debt at June 30, 1995 includes the debt payable to The Investment Fund for Central and Eastern Europe. Approximate annual maturities of this debt are as follows:
                              Year Ending
                                June 30         Amount
                              -----------    ----------
                                1996         $  544,000
                                1997          1,607,000
                                1998          1,607,000
                                1999          1,607,000
                                2000          1,130,000
                                Thereafter    1,075,000
                                             ----------
                                       $7,570,000
                                       ----------
          12.  Agreement with Citizens Utilities Company

            On May 31, 1995, the Company and certain wholly-owned subsidiaries of Citizens Utilities Company ("Citizens") entered into the following agreements (the "Citizens Agreements"): the Master Agreement between the Company and CU Capital Corp. ("CUCC") (the "Master Agreement"); the Loan Agreement between the Company and CUCC (the "Loan Agreement") and the Promissory Note related thereto issued by the Company to CUCC (the "Note"); the Warrant to Purchase Shares of Common Stock of Hungarian Telephone and
                Cable Corp. between the Company and CUCC (the "Warrant"); the Stock Pledge Agreement between the Company and CUCC (the "Stock Pledge Agreement"); the Stock Option Agreement between the Company and CUCC (the "Stock Option Agreement"); the Registration Agreement between the Company and CUCC (the "Registration Agreement"); and the Management Services Agreement between the Company and Citizens International Management Services Company, a Delaware corporation ("CIMS") and a wholly-owned subsidiary of Citizens (the "Management Services Agreement").

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)




                CUCC simultaneously entered into voting agreements with three affiliates of the Company (the "Voting Agreements") and consummated the purchase of 300,000 shares of Common Stock from Peter E. Klenner, a Director and then President, Chief Executive Officer and Chief FinancialOfficer of the Company. The Citizens Agreements listed above were entered into between CUCC or CIMS, on the one hand, and the Company or certain affiliates of the Company, on the other hand, as the result of certain agreements entered into as of May 12, 1995, between Citizens, on the one hand, and the Company or Peter E. Klenner, on the other hand.
            Detailed below is a brief  description  of the Citizens  Agreements.
                The summaries do not purport to be complete and are subject to and qualified in their entirety by reference to each such agreement, copies of which are attached as appendices to the definitive proxy filed on August 8, 1995 with the Securities and Exchange Commission and are incorporated herein by reference.

            The Master  Agreement  is the  umbrella  agreement  for the Citizens
                Agreements. Its provisions include representations, warranties and covenants consistent with the nature of the transactions contemplated by the Citizens Agreements, including procedures and obligations with respect to a meeting of the stockholders of the Company for the purpose of approving the Stock Option Agreement and the Stock Options granted pursuant thereto as described below. As set forth in the Master Agreement, the Company's Board of Directors has approved, and, subject to certain conditions set forth therein, recommends that the Company's stockholders approve, the Stock Option Agreement and the Stock Options.

            The Master   Agreement   also   provides   that,  if  the  Company's
                stockholders do not approve the Stock Option Agreement and the Stock Options, or if a meeting therefor has not been held by December 31, 1995, then CUCC would have the right to (a) require the Company to purchase for $4,200,000 plus certain expenses from CUCC the 300,000 shares of the Company's Common Stock that CUCC purchased on May 31, 1995 pursuant to the Klenner Agreement (the "Put Right") and (b) purchase from the Company the stock of HTCC Consulting RT at the Company's cost therefor, which is approximately $4,500,000 (the "Consulting Purchase Option").

            The Master  Agreement also provides that if the Company  issues,  in connection with any public or private offering, shares of Common Stock or other stock of the Company or any securities convertible into, or exchangeable or exercisable for, shares of Common Stock or other stock of the Company (the "Offered Securities") and such issuance occurs prior to the expiration of the exercise period of the Two-Year Stock Options as defined in the Stock Option Agreement (the "Two-Year Stock Options") then the Company must grant CUCC the option (on the same terms and conditions and an expiration date concurrent with the expiration date of the Two-Year Stock Options) to purchase such number of shares of the Offered Securities sufficient to maintain CUCC's then existing percentage ownership interest of Common Stock on a fully diluted basis. If such issuance of Offered Securities occurs after the expiration of the exercise period of the Two-Year Stock Options, then the Company must grant CUCC the right to purchase at the applicable offering price such number of shares of the Offered Securities as is necessary to maintain CUCC's then existing percentage ownership interest of Common Stock on a fully diluted basis.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



            The intended effect of such provisions is to enable CUCC to maintain its ability, upon exercise in full of the Warrant and the Stock Options, to acquire ownership of up to approximately 51% of Common Stock outstanding on a fully diluted basis.

            The Master Agreement  further provides that CUCC is entitled to have one representative on the Company's Board of Directors at this time, and to have one such representative (or his successor(s)) nominated by such Board for election at all the Company's stockholders' meetings for so long as CUCC owns at least 300,000 shares of the Company's Common Stock. Accordingly, CUCC designated and on May 11, 1995 the Company's Board of Directors elected Donald K. Roberton to such Board, subject to the satisfaction of certain conditions which were satisfied on May 31, 1995, at which time Mr. Roberton took office as a Director. Mr. Roberton is a nominee for reelection as a Director at the Annual Meeting to be held on September 12, 1995. The Master Agreement also provides that the Company's Board of Directors will continue to be comprised of at least six directors, whose terms will not be classified or staggered.

            The Loan Agreement provides for advances by CUCC of up to $4,300,000 to fund certain obligations pertaining to HTCC Consulting RT ("Consulting") and its affiliated concession companies in Hungary, and a possible additional advance of up to $910,000 to fund the repayment of certain loans to the Company from HTC. Approximately $1,887,000 was advanced by CUCC on July 25, 1995 to fund Consulting's remaining subscription obligations to Kelet-Negrad Com. The additional advance of up to $910,000 is contingent upon the satisfaction of certain conditions, including approval by the Company's stockholders of the Stock Options described below. The remainder of the $4,300,000 advance may be required to be advanced by CUCC shortly in order to enable HTCC to meet certain subordinated loan obligations that may be owing to Kelet-Negrad Com and Raba-Com.

            The Loan  Agreement  provides  for  customary  events of default and remedies, and cross-defaults under the Master Agreement. Advances made under the Loan Agreement will bear interest at a variable rate equal to prime (as published in the Wall Street Journal) plus 2% per annum, payable quarterly in cash or, at the Company's election, in shares of the Company's Common Stock valued at the lower of $13.00 per share or a market average price per share during such quarter. The loan is due and payable in full (a) two years after the first advance if the Company's stockholders approve the Stock Options, as described below or
                (b) six months after the earlier of either the date of the Company's stockholders' meeting at which the Stock Options are not approved as described below, or December 31, 1995, if no such meeting has been held by said date.

            The Warrant  entitles  CUCC to purchase up to 299,219  shares of the
                Company's Common Stock at $13.00 per share at any time through May 31, 1997, subject to (a) adjustments pursuant to customary anti-dilution protections and (b) the exercise price per share under the Warrants being reduced to $10.00 per share if the Company's stockholders do not approve the Stock Options described below or such Company's stockholders' meeting has not occurred on or before December 31, 1995. Assuming no adjustments occur, the aggregate proceeds that the Company would receive if the Warrant were exercised in full would be $3,889,847. The Company presently expects that if the Warrant is exercised, the proceeds would be used by the Company for general corporate purposes.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



            The Stock Pledge Agreement  provides for the Company's pledge of the stock of Consulting to secure the  Company's  obligations  under
                (a) the Loan Agreement and Note  thereunder  described above and
                (b) the Put Right that is included in the Master Agreement described above.

            The Stock Option Agreement  provides for the grant by the Company to
                CUCC of the Stock Options, which, if fully exercised, would result in CUCC owning an aggregate amount (including shares now held or subject to purchase, pursuant to the Warrant, by CUCC but not including any shares issued to pay interest on the advances made pursuant to the Loan Agreement described above or fees due under the Management Services Agreement described below) of approximately 51% of the Company's then outstanding Common Stock on a fully diluted basis. The Stock Options have varying exercise periods of two, three, four and five years, respectively, in each case commencing on the date that the Company's stockholders approve the Stock Options as described below.

            (a) The Two-Year Stock Options permit CUCC to purchase 101,550 shares of Common Stock at $13.00 per share, subject to adjustment, at any time prior to the second anniversary of the date that the Stock Options are approved by the Company's stockholders.

            (b) The Three-Year Stock Options permit CUCC to purchase 920,916 shares of Common Stock at $15.00 per share, subject to adjustment, at any time prior to the third anniversary of the date that the Stock Options are approved by the Company's stockholders.

            (c) The Four-Year Stock Options permit CUCC to purchase 920,916 shares of Common Stock at $16.50 per share, subject to adjustment, at any time prior to the fourth anniversary of the date that the Stock Options are approved by the Company's stockholders.

            (d) The Five-Year Stock Options permit CUCC to purchase 920,917 shares of Common Stock at $18.00 per share, subject to adjustment, at any time prior to the fifth anniversary of the date that the Stock Options are approved by the Company's stockholders.

            The number of shares and price per share for each of the Options are subject to adjustment pursuant to customary anti-dilution protections that assure CUCC's ability to purchase and hold approximately 51% (inclusive of the 300,000 shares now held by
                CUCC) of the Common Stock outstanding if and when CUCC has exercised the Warrant and all the Stock Options. The Stock Options may not be exercised unless and until the Stock Options have been approved by a vote of the majority of the outstanding shares of the Company's Common Stock present in person or represented by proxy and voted upon at a meeting of the Company's stockholders at which such approval is sought, all as required by the Master Agreement described above. If no adjustments occur, the aggregate proceeds that the Company would receive if CUCC exercised all of the Stock Options in full would be $46,905,510. The Company presently expects that if any or all of the Stock Options were exercised, the proceeds would be used by the Company for general corporate purposes.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



            The Registration  Agreement  provides  that  the  Company  will  pay certain  expenses of and provide upon CUCC's  request up to four
                (4) demand registrations (which may be shelf registrations) and unlimited incidental or piggyback registrations for the sale of shares of Common Stock now or hereafter owned by CUCC for up to the next twenty (20) years, subject to the terms and conditions provided therein.

            The Management  Services  Agreement  provides  for  CIMS to  provide certain corporate, financial, technical, construction, marketing and operational services to the Company and its subsidiaries for a term commencing July 1, 1995 and continuing until December 31, 2007, unless terminated earlier pursuant thereto. The management fee to be paid by the Company to CIMS for such services will be the greater of 5% of Adjusted Gross Revenues (as such term is defined in such agreement) or $100,000 per month through 1995, $150,000 per month during 1996 and up to $200,000 per month commencing with January 1997 or such subsequent month as shall follow the month during which there shall have occurred a 20% or greater improvement in the collective net operating income of Kelet-Negrad Com and Raba-Com over the combined net operating income of such companies as projected in their business plans. Such monthly fee payments may be paid in cash or, at the Company's election, shares of Common Stock having a value, based on a three-month market average, equal to such fee. Expenses incurred by CIMS in providing the management services, including certain allocable overhead items, will be reimbursed by the Company.

            CUCCentered into certain Voting  Agreements with certain  directors, officers and stockholders of the Company on May 31, 1995. The Voting Agreements are with (i) Robert Genova, the Company's Chairman of the Board, President, Chief Executive Officer and a Director (currently the beneficial owner of 18,000 shares of Common Stock), (ii) Frank R. Cohen, the Company's Secretary, Treasurer and Chief Financial Officer and a Director (currently the beneficial owner of 25,000 shares of Common Stock), and
                (iii) Peter E. Klenner, a Director of the Company and, until May 31, 1995, its President, Chief Executive Officer and Chief Financial Officer (currently the beneficial owner of 84,300 shares of Common Stock).

            Pursuant to the Voting  Agreements,  each such person  agreed,  as a stockholder of the Company, to support and vote their shares of Common Stock for (a) the approval of the Stock Option Agreement and the Stock Options, and (b) CUCC's designee(s) to serve on the Company's Board of Directors during a term of up to December 31, 1996. Each of the Voting Agreements also contains certain restrictions on sales of or other encumbrances on such person's shares.

            The Voting  Agreement  with Mr. Genova also provides that Mr. Genova will sell to CUCC the shares of Common Stock beneficially owned by Mr. Genova if the Company's stockholders fail to approve the Stock Option Agreement and the Stock Options unless such failure is a result of the Company consummating a transaction not involving CUCC with a third party at a price per share of Common Stock in excess of $13.00, in which case CUCC would receive one-half of the amount Mr. Genova receives for his shares in such transaction that is in excess of $13.00 per share.

            The Stock Option  Agreement,  the Stock  Options and the issuance of common stock upon any exercise thereof are subject to approval by the Company's stockholders at the annual meeting of stockholders, which is to be held on September 12, 1995.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



          13.  Common Stock

            In April 1992, the Company adopted a Stock Option Plan (the "Plan"). An aggregate of 250,000 shares of common stock is authorized for issuance under the Plan. The Plan provides that incentive and nonqualified options may be granted to officers and directors and consultants to the Company. Options granted under the Plan are exercisable for a period of up to ten years from the date of grant. Options generally terminate upon the optionee's termination of employment or consulting arrangement with the Company. On February 7, 1995, the Company granted to officers and directors 165,000 nonqualified stock options exercisable at $12.25 per share. As of June 30, 1995, 250,000 stock options have been granted.

            The following table is a summary of all stock options as of June 30, 1995:

                                              Outstanding      Option price
                                                options          per share
                    March 23, 1992                  -                 -
                    Granted                       80,000          $ 7.00
                    --------------------------------------------------------
                    December 31, 1992             80,000          $ 7.00
                    Granted                       19,000          $10.00
                    Granted                        5,000          $10.25
                    --------------------------------------------------------
                    December 31, 1993            104,000      $ 7.00 - $10.25
                    Granted                      479,991          $ 4.00
                    Granted                       10,000          $10.00
                    --------------------------------------------------------
                    Terminated                    (3,000)         $10.00
                    December 31, 1994            590,991      $ 4.00 - $10.25
                    Granted                       165,000         $12.25
                    Exercised                   (230,994)         $ 4.00
                    Exercised                    (20,000)         $ 7.00
                    Terminated                   (16,000)         $10.00
                    ---------------------------------------------------------
                    June 30, 1995                488,997      $ 4.00 - $12.25

            At June 30, 1995, 60,000 stock options were exercisable at $7.00 per share,  5,000 at $10.25,  10,000 at $10.00  per share and
               165,000 at $12.25 per share.

            During the six months ended June 30, 1995, the Company issued 45,478 shares of its common stock upon the exercise of placement agent warrants to purchase such shares at prices ranging from $3.60 to $10.15 per share. In addition, an officer exercised options to purchase 230,994 shares of common stock at $4.00 per share and 20,000 shares at $7.00 per share. These transactions resulted in net increases in common stock and additional paid-in capital of $296 and $1,250,453, respectively.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



          14. Commitments and Contingencies

            (a)       Employment Agreement
                   In February  1994,  the  Company   entered  into   employment
                      contracts with Robert  Genova,  Peter E. Klenner and Frank
                      R. Cohen effective upon the granting of concessions to the Company from the Ministry of Transport, Telecommunications and Water Management of the Republic of Hungary and the financing of such concessions. The employment contracts provided for annual salaries for Messrs. Klenner, Genova and Cohen of $144,000, $120,000 and $72,000, respectively, and for non-qualified stock options exercisable at $4.00 per share to purchase 125,000, 125,000 and 35,000 shares of Common Stock, respectively. Prior to such employment contracts going into effect, the Board rescinded such employment contracts and replaced them with new five-year employment contracts to be effective as of May 1, 1994. The new employment contracts, dated May 4, 1994, provided for Messrs. Klenner, Genova and Cohen to receive annual salaries of $168,000, $126,000 and $84,000, respectively, and for non-qualified stock options exercisable at $14.00 per share to purchase 230,994, 197,247 and 51,750 shares of Common Stock, respectively. Such options become exercisable at the rate of 20% per year beginning September 1, 1995 and each September 1st thereafter through 1999. The exercise price for these options was raised closer to market in order to avoid a significant book loss to the Company. On May 4, 1994, the quoted NASDAQ closing price of the Company Common Stock was $18.00 per share; however, $14 was the amount obtained by the Company in a private placement in May 1994. On August 16, 1994, when the Company's Common Stock was being quoted on NASDAQ at $92, the Board reset the exercise price of the stock options granted pursuant to such employment contracts to management to $10.00 per share in order to assure intended incentives to management. New five-year employment contracts with Messrs. Klenner, Genova and Cohen were entered into on September 1, 1994 on the same terms as the May 4, 1994 employment contracts with the exception of a new five-year term beginning on September 1, 1995 and the exercise price for the stock options being reset from $14.00 to $10.00. On November 29, 1994, the Board reset the exercise price of the stock options granted pursuant to the September 1, 1994 employment contracts from $10.00 back to the original exercise price of $4.00 per share as a bonus to Messrs. Klenner, Genova and Cohen for their services in 1994. The last sale price on November 29, 1994 reported by NASDAQ was $12f. The Board decided to lower the exercise price in lieu of granting additional stock options or awarding cash bonuses. New five-year employment contracts were executed on January 17, 1995 on the same terms as the September 1, 1994 employment contracts with the exception of a new five-year term beginning on January 17, 1995 and the exercise price for the stock options being reset from $10.00 to $4.00. The employment contracts with Messrs. Klenner, Genova and Cohen provide that if the employee resigns from the Company due to certain changes in management or in the event of the termination of that employee's employment by the Company for any reason other than "cause" as defined in such agreement, the employee will be entitled to the immediate vesting in all unvested options and a two-year continuation of salary.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



                  On May 31, 1995, the employment contract with Mr. Klenner was terminated when Mr. Klenner resigned as President, Chief Executive Officer and Chief Financial Officer of the Company, and the employment contracts with Messrs. Genova and Cohen were amended to increase their salaries to
                      $168,000 and $120,000, respectively, to provide compensation for the assumption of additional duties by Mr. Genova as President and Chief Executive Officer and the assumption of additional duties by Mr. Cohen as Chief Financial Officer. Pursuant to his employment agreement and as acknowledged in a Certain Termination and Release Agreement between the Company and Mr. Klenner, Mr. Klenner was entitled to the immediate vesting of 230,994 options at $4.00 per share (which he promptly exercised); however, pursuant to the Klenner Termination Agreement, Mr. Klenner will not receive any continuation of salary under his former employment contract.

               Stock compensation expense for the six months ended June 30, 1995 (including the write-off of the entire amount related to the President's options) amounted to $3,268,352.

               During the six months ended June 30, 1995, the Company also paid legal fees of $115,000 to an officer.

            (b)       Management Agreements
                  On June 16, 1994, the Company entered into an agreement with Telecom Denmark ("TD") which provided, among other things, for TD to (1) acquire 20% interests in Kelet-Negrad Com and Raba-Com for approximately $6,600,000 by purchasing the shares directly from the two companies, (2) acquire 25,000 shares of the Company's common stock for approximately $400,000, and (3) manage the two concession districts. The management agreements require approximate aggregate minimum annual fees as follows:

                                 Year
                        1     $1,551,000
                        2      1,551,000
                        3        324,000
                        4        324,000
                        5        324,000
                               ---------
                              $4,074,000
                              ==========
               In addition to the fees, the agreements also require the concession companies to pay for travel and certain other expenses.

            (c)       Leases
                  The Company  leases  office  facilities in New York City which require minimum annual rentals of $21,375 through August 31, 1996. The Company shares the facilities with HTC. The Company also rents office facilities in Budapest, Hungary from HTC on a month-to-month basis at a rental of approximately $3,500 per month.

            (d)       Claim Settlement
                   In connection  with the settlement of a claim relating to the termination of a management agreement with an unrelated corporation to operate certain concessions, the Company issued to the corporation (1) a promissory note for $300,000 payable December 29, 1995, guaranteed by an irrevocable and unconditional letter of credit and (2) 25,000 five-year assignable warrants with an estimated market value of $100,000, entitling the holder to purchase 25,000 shares of the Company's common stock at $20 per share. The corporation will also have a "put option" to require the Company to purchase the warrants from the proceeds of any public offering of the Company's securities at an aggregate price of $300,000. In case the Company fails to perform any of its obligations under the settlement agreement, the corporation will be entitled to exercise any and all claims and actions which the corporation was able to exercise under its management agreement and its termination. The $400,000 settlement was charged to operations during the three months ended June 30, 1994.

          15.  Subsequent Events

            On July 31, 1995, the Company borrowed approximately $1,887,000 from Citizens which it used to increase its ownership in Kelet-Negrad
            Com to 70%.

            As announced on August 3, 1995, the Company entered into an Agreement in Principle as of July 31, 1995, to purchase from Alcatel Austria AG, an Austrian corporation; U.S. Telecom East, Inc., a Delaware corporation; and Central Euro TeleKom, Inc., a Delaware corporation, their collective rights to an 85% equity interest in Hungarotel RT ("Hungarotel") and a 45% equity interest in Papatel RT ("Papatel"), both Hungarian corporations. In exchange, at closing the Company will issue up to 555,555 shares of Common Stock. After three years, the Company would be required to issue up to 158,730 additional shares of Common Stock if the Common Stock has not maintained an average value of $18.00 during a twenty-day trading period immediately prior to the third anniversary of closing. In such event, the Common Stock will be assumed to have a value per share equal to such average, but in no event less than $14.00 per share.

            Hungarotel holds the concession rights to provide telecommunications services in the Bekescsaba and Oroshaza area of Hungary, which together have a total population of approximately 412,000 and approximately 162,000 households. Papatel holds the concession rights to provide telecommunications services in the Papa area of Hungary, which has a total population of approximately 65,000 and approximately 23,000 households.

            The purchase  is  subject  to  several  conditions,  including:  the execution of a definitive stock purchase agreement; the approval of the Ministry; the Ministry agreeing to reductions in certain concession fees applicable to the Hungarotel and Papatel concessions; the purchase (or the execution of an agreement to purchase) by the Company of MATAV RT's (the former Hungarian state-owned telephone monopoly) 25.01% ownership interest in Papatel; and the Company's stockholders' approval.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          Operations

          The Company was organized on March 23, 1992 to acquire majority interests in and to provide working capital, technical expertise and management services to community sponsored telecommunication companies.

          The Company was in the development stage through March 31, 1995 and has been unprofitable to date.

          For the three months ended June 30, 1995, the Company incurred a net loss of $6,155,000 after net interest expense of $397,000 as compared to a net loss of $889,000 after net interest and dividend income of $48,000 for the three months ended June 30, 1994.

          For the six months ended June 30, 1995, the Company incurred a net loss of $7,373,000 after net interest expense of $506,000 as compared to a net loss of $1,438,000 after net interest and dividend income of $89,000 for the six months ended June 30, 1994.

          The net losses for 1995 differed from the 1994 losses primarily because of the following:

            a) On May 31, 1995, 250,994 stock options were exercised by the President in connection with the termination of his employment. Stock compensation expense for the six months ended June 30, 1995 (including the write-off of the entire amount related to the President's options) amounted to $3,268,352; stock compensation expense for the six months ended June 30, 1994 amounted to $90,000.

            b) The three months ended June 30, 1995 was the first quarter since the Company emerged from the development stage. Therefore, results of operations for this period are not comparable to results of operations for prior periods.

          In 1994, Bell Canada International ("BCI") performed services in connection with the concession applications. After these services were performed, the Company terminated its agreement with BCI because the financial lenders with whom the Company was discussing loans insisted that the manager of the project have an equity interest in the project and BCI refused to make an investment in the project on the grounds that it had a policy against investing in Eastern European situations. In settlement of BCI's claim, the Company agreed to issue a promissory note for $300,000 payable on December 31, 1995, guaranteed by a bank. In addition, the Company agreed to grant 25,000 five-year assignable warrants entitling the holder to purchase 25,000 shares of the Company's common stock at $20 per share, together with the right to have these warrants included in any Registration Statement filed by the Company with the U.S. Securities and Exchange Commission for the sale of its common stock during the life of the warrants. BCI was also granted a "put option" to require the Company to purchase the warrants at an aggregate price of $300,000 out of the proceeds of any public offering of securities by the Company during the term of the warrants.

          The consolidated statement of loss for the three months ended June 30, 1994 included a $400,000 charge to operations, representing the $300,000 note payable and $100,000 estimated market value of the warrants.

          MATAV has been operating a network of approximately 2,500 telephones in the Sarvar district and approximately 12,800 telephones in the Salgotarjan district. As of January 1, 1995, Raba Com purchased the 2,500 telephone lines and associated buildings and equipment located in its district from MATAV for approximately $665,000 and hired the 55 employees who operated the network. Since January 1, 1995, Raba Com has been operating this network, receiving the revenues and paying operating expenses.

          As of March 1, 1995, Kelet-Negrad Com purchased the 12,800 telephone lines and associated buildings and equipment located in its district from MATAV for $5.3 million and hired the 160 employees who operated the network. Kelet-Negrad Com paid MATAV with a three year promissory note. The note was guaranteed by Telecom Denmark as to 28% and by the Company as to 72%. The Company pledged its holdings of 50.2% of the outstanding shares of Kelet-Negrad Com as security for its share of the guarantee. Since March 1, 1995, Kelet-Negrad Com has been operating the network, receiving the revenues and paying the operating expenses.

          The Company commenced construction of new lines in both the Raba Com and Kelet-Negrad Com districts in March 1995 and should complete construction of some of the lines and receive revenues in 1995 both in the form of subscriber fees and from the use of the lines.

          Liquidity and Capital Resources

          During the six months ended June 30, 1995, the Company issued 45,478 shares of its common stock upon the exercise of placement agent warrants to purchase such shares at prices ranging from $3.60 to $10.15 per share. In addition, an officer exercised options to purchase 230,994 shares of common stock at $4.00 per share and 20,000 shares at $7.00 per share. These transactions resulted in net increases in common stock and additional paid-in capital of $296 and $1,250,453, respectively.

          Agreement with Citizens Utilities Company

          On May 31, 1995, the Company and certain wholly-owned subsidiaries of Citizens Utilities Company ("Citizens") entered into the following agreements (the "Citizens Agreements"): the Master Agreement between the Company and CU CapitalCorp. ("CUCC") (the "Master Agreement"); the Loan Agreement between the Company and CUCC (the "Loan Agreement") and the Promissory Note related thereto issued by the Company to CUCC (the "Note"); the Warrant to Purchase Shares of Common Stock of Hungarian Telephone and Cable Corp. between the Company and CUCC (the "Warrant"); the Stock Pledge Agreement between the Company and CUCC (the "Stock Pledge Agreement"); the Stock Option Agreement between the Company and CUCC (the "Stock Option Agreement"); the Registration Agreement between the Company and CUCC (the "Registration Agreement"); and the Management Services Agreement between the Company and Citizens International Management Services Company, a Delaware corporation ("CIMS") and a wholly-owned subsidiary of Citizens (the "Management Services Agreement"). CUCC simultaneously entered into voting agreements with three affiliates of the Company (the "Voting Agreements") and consummated the purchase of 300,000 shares of Common Stock from Peter E. Klenner, a Director and then President, Chief Executive Officer and Chief Financial Officer of the Company.

          The Citizens Agreements listed above were entered into between CUCC or CIMS, on the one hand, and the Company or certain affiliates of the Company, on the other hand, as the result of certain agreements entered into as of May 12, 1995, between Citizens, on the one hand, and the Company or Peter E. Klenner, on the other hand.

          Detailed below is a brief description of the Citizens Agreements. The summaries do not purport to be complete and are subject to and qualified in their entirety by reference to each such agreement, copies of which are attached as appendices to the definitive proxy filed on August 8, 1995 with the Securities and Exchange Commission and are incorporated herein by reference.

          The Master Agreement is the umbrella agreement for the Citizens Agreements. Its provisions include representations, warranties and covenants consistent with the nature of the transactions contemplated by the Citizens Agreements, including procedures and obligations with respect to a meeting of the stockholders of the Company for the purpose of approving the Stock Option Agreement and the Stock Options granted pursuant thereto as described below. As set forth in the Master Agreement, the Company's Board of Directors has approved, and, subject to certain conditions set forth therein, recommends that the Company's stockholders approve, the Stock Option Agreement and the Stock Options.

          The Master Agreement also provides that, if the Company's stockholders do not approve the Stock Option Agreement and the Stock Options, or if a meeting therefor has not been held by December 31, 1995, then CUCC would have the right to (a) require the Company to purchase for $4,200,000 plus certain expenses from CUCC the 300,000 shares of the Company's Common Stock that CUCC purchased on May 31, 1995 pursuant to the Klenner Agreement (the "Put Right") and (b) purchase from the Company the stock of HTCC Consulting RT at the Company's cost therefor, which is approximately $4,500,000 (the "Consulting Purchase Option").

          The Master Agreement also provides that if the Company issues, in connection with any public or private offering, shares of Common Stock or other stock of the Company or any securities convertible into, or exchangeable or exercisable for, shares of Common Stock or other stock of the Company (the "Offered Securities") and such issuance occurs prior to the expiration of the exercise period of the Two-Year Stock Options as defined in the Stock Option Agreement (the "Two-Year Stock Options") then the Company must grant CUCC the option (on the same terms and conditions and an expiration date concurrent with the expiration date of the Two-Year Stock Options) to purchase such number of shares of the Offered Securities sufficient to maintain CUCC's then existing percentage ownership interest of Common Stock on a fully diluted basis. If such issuance of Offered Securities occurs after the expiration of the exercise period of the Two-Year Stock Options, then the Company must grant CUCC the right to purchase at the applicable offering price such number of shares of the Offered Securities as is necessary to maintain CUCC's then existing percentage ownership interest of Common Stock on a fully diluted basis. The intended effect of such provisions is to enable CUCC to maintain its ability, upon exercise in full of the Warrant and the Stock Options, to acquire ownership of up to approximately 51% of Common Stock outstanding on a fully diluted basis.

          The Master Agreement further provides that CUCC is entitled to have one representative on the Company's Board of Directors at this time, and to have one such representative (or his successor(s)) nominated by such Board for election at all the Company's stockholders' meetings for so long as CUCC owns at least 300,000 shares of the Company's Common Stock. Accordingly, CUCC designated and on May 11, 1995 the Company's Board of Directors elected Donald K. Roberton to such Board, subject to the satisfaction of certain conditions which were satisfied on May 31, 1995, at which time Mr. Roberton took office as a Director. Mr. Roberton is a nominee for reelection as a Director at the Annual Meeting to be held on September 12, 1995. The Master Agreement also provides that the Company's Board of Directors will continue to be comprised of at least six directors, whose terms will not be classified or staggered.

          The Loan Agreement provides for advances by CUCC of up to $4,300,000 to fund certain obligations pertaining to HTCC Consulting RT ("Consulting") and its affiliated concession companies in Hungary, and a possible additional advance of up to $910,000 to fund the repayment of certain loans to the Company from HTC. Approximately $1,887,000 was advanced by CUCC on July 25, 1995 to fund Consulting's remaining subscription obligations to Kelet-Negrad Com. The additional advance of up to $910,000 is contingent upon the satisfaction of certain conditions, including approval by the Company's stockholders of the Stock Options described below. The remainder of the $4,300,000 advance may be required to be advanced by CUCC shortly in order to enable HTCC to meet certain subordinated loan obligations that may be owing to Kelet-Negrad Com and Raba-Com.

          The Loan Agreement provides for customary events of default and remedies, and cross-defaults under the Master Agreement. Advances made under the Loan Agreement will bear interest at a variable rate equal to prime (as published in the Wall Street Journal) plus 2% per annum, payable quarterly in cash or, at the Company's election, in shares of the Company's Common Stock valued at the lower of $13.00 per share or a market average price per share during such quarter. The loan is due and payable in full (a) two years after the first advance if the Company's stockholders approve the Stock Options, as described below or (b) six months after the earlier of either the date of the Company's stockholders' meeting at which the Stock Options are not approved as described below, or December 31, 1995, if no such meeting has been held by said date.

          The Warrant entitles CUCC to purchase up to 299,219 shares of the Company's Common Stock at $13.00 per share at any time through May 31, 1997, subject to (a) adjustments pursuant to customary anti-dilution protections and (b) the exercise price per share under the Warrants being reduced to $10.00 per share if the Company's stockholders do not approve the Stock Options described below or such Company's stockholders' meeting has not occurred on or before December 31, 1995. Assuming no adjustments occur, the aggregate proceeds that the Company would receive if the Warrant were exercised in full would be $3,889,847. The Company presently expects that if the Warrant is exercised, the proceeds would be used by the Company for general corporate purposes.

          The Stock Pledge Agreement provides for the Company's pledge of the stock of Consulting to secure the Company's obligations under (a) the Loan Agreement and Note thereunder described above and (b) the Put Right that is included in the Master Agreement described above.

          The Stock Option Agreement provides for the grant by the Company to CUCC of the Stock Options, which, if fully exercised, would result in CUCC owning an aggregate amount (including shares now held or subject to purchase, pursuant to the Warrant, by CUCC but not including any shares issued to pay interest on the advances made pursuant to the Loan Agreement described above or fees due under the Management Services Agreement described below) of approximately 51% of the Company's then outstanding Common Stock on a fully diluted basis. The Stock Options have varying exercise periods of two, three, four and five years, respectively, in each case commencing on the date that the Company's stockholders approve the Stock Options as described below.

                  (a) The Two-Year Stock Options permit CUCC to purchase 101,550 shares of Common Stock at $13.00 per share, subject to adjustment, at any time prior to the second anniversary of the date that the Stock Options are approved by the Company's stockholders.

                  (b) The Three-Year Stock Options permit CUCC to purchase 920,916 shares of Common Stock at $15.00 per share, subject to adjustment, at any time prior to the third anniversary of the date that the Stock Options are approved by the Company's stockholders.

                  (c) The Four-Year Stock Options permit CUCC to purchase 920,916 shares of Common Stock at $16.50 per share, subject to adjustment, at any time prior to the fourth anniversary of the date that the Stock Options are approved by the Company's stockholders.

                  (d) The Five-Year Stock Options permit CUCC to purchase 920,917 shares of Common Stock at $18.00 per share, subject to adjustment, at any time prior to the fifth anniversary of the date that the Stock Options are approved by the Company's stockholders.

          The number of shares and price per share for each of the Options are subject to adjustment pursuant to customary anti-dilution protections that assure CUCC's ability to purchase and hold approximately 51% (inclusive of the 300,000 shares now held by CUCC) of the Common Stock outstanding if and when CUCC has exercised the Warrant and all the Stock Options. The Stock Options may not be exercised unless and until the Stock Options have been approved by a vote of the majority of the outstanding shares of the Company's Common Stock present in person or represented by proxy and voted upon at a meeting of the Company's stockholders at which such approval is sought, all as required by the Master Agreement described above. If no adjustments occur, the aggregate proceeds that the Company would receive if CUCC exercised all of the Stock Options in full would be $46,905,510. The Company presently expects that if any or all of the Stock Options were exercised, the proceeds would be used by the Company for general corporate purposes.

          The Registration Agreement provides that the Company will pay certain expenses of and provide upon CUCC's request up to four (4) demand registrations (which may be shelf registrations) and unlimited incidental or piggyback registrations for the sale of shares of Common Stock now or hereafter owned by CUCC for up to the next twenty (20) years, subject to the terms and conditions provided therein.

          The Management Services Agreement provides for CIMS to provide certain corporate, financial, technical, construction, marketing and operational services to the Company and its subsidiaries for a term commencing July 1, 1995 and continuing until December 31, 2007, unless terminated earlier pursuant thereto. The management fee to be paid by the Company to CIMS for such services will be the greater of 5% of Adjusted Gross Revenues (as such term is defined in such agreement) or $100,000 per month through 1995, $150,000 per month during 1996 and up to $200,000 per month commencing with January 1997 or such subsequent month as shall follow the month during which there shall have occurred a 20% or greater improvement in the collective net operating income of Kelet-Negrad Com and Raba-Com over the combined net operating income of such companies as projected in their business plans. Such monthly fee payments may be paid in cash or, at the Company's election, shares of Common Stock having a value, based on a three-month market average, equal to such fee. Expenses incurred by CIMS in providing the management services, including certain allocable overhead items, will be reimbursed by the Company.

          CUCC entered into certain Voting Agreements with certain directors, officers and stockholders of the Company on May 31, 1995. The Voting Agreements are with (i) Robert Genova, the Company's Chairman of the Board, President, Chief Executive Officer and a Director (currently the beneficial owner of 18,000 shares of Common Stock), (ii) Frank R. Cohen, the Company's Secretary, Treasurer and Chief Financial Officer and a Director (currently the beneficial owner of 25,000 shares of Common Stock), and (iii) Peter E. Klenner, a Director of the Company and, until May 31, 1995, its President, Chief Executive Officer and Chief Financial Officer (currently the beneficial owner of 84,300 shares of Common Stock).

          Pursuant to the Voting Agreements, each such person agreed, as a stockholder of the Company, to support and vote their shares of Common Stock for (a) the approval of the Stock Option Agreement and the Stock Options, and (b) CUCC's designee(s) to serve on the Company's Board of Directors during a term of up to December 31, 1996. Each of the Voting Agreements also contains certain restrictions on sales of or other encumbrances on such person's shares.

          The Voting Agreement with Mr. Genova also provides that Mr. Genova will sell to CUCC the shares of Common Stock beneficially owned by Mr. Genova if the Company's stockholders fail to approve the Stock Option Agreement and the Stock Options unless such failure is a result of the Company consummating a transaction not involving CUCC with a third party at a price per share of Common Stock in excess of $13.00, in which case CUCC would receive one-half of the amount Mr. Genova receives for his shares in such transaction that is in excess of $13.00 per share.

          Capital Expenditure Program

          Based upon Business Plans approved by the concession companies in March 1995, the financial requirements to build out the telephone exchange in the concession primary districts will be approximately $90 million.

          The $90 million includes the following: concession fees ($4.8 million), investment in switch and transmission equipment ($11 million) investment in the line network ($44 million), investment in ground buildings, existing lines and other work ($28 million), and management fees ($2.2 million).

          The concession companies plan to finance these requirements by contributing $30 million in equity and procuring subordinated debt of $10 million and senior debt of $50 million.

          The shareholders of the concession companies have already contributed $24 million in equity and procured $23 million in subordinated and senior debt loans consisting of a $9 million equipment loan from Siemens, $10 million in subordinated loans, and a $4 million loan from MATAV in connection with the purchase of approximately 15,300 operating telephone lines from MATAV.

          Subsequent Events

          As announced on August 3, 1995, the Company entered into an Agreement in Principle as of July 31, 1995, to purchase from Alcatel Austria AG, an Austrian corporation; U.S. Telecom East, Inc., a Delaware corporation; and Central Euro TeleKom, Inc., a Delaware corporation, their collective rights to an 85% equity interest in Hungarotel RT ("Hungarotel") and a 45% equity interest in Papatel RT ("Papatel"), both Hungarian corporations. In exchange, at closing the Company will issue up to 555,555 shares of Common Stock. After three years, the Company would be required to issue up to 158,730 additional shares of Common Stock if the Common Stock has not maintained an average value of $18.00 during a twenty-day trading period immediately prior to the third anniversary of closing. In such event, the Common Stock will be assumed to have a value per share equal to such average, but in no event less than $14.00 per share.

          Hungarotel holds the concession rights to provide telecommunications services in the Bekescsaba and Oroshaza area of Hungary, which together have a total population of approximately 412,000 and approximately 162,000 households. Papatel holds the concession rights to provide telecommunications services in the Papa area of Hungary, which has a total population of approximately 65,000 and approximately 23,000 households.

          The purchase is subject to several conditions, including: the execution of a definitive stock purchase agreement; the approval of the Ministry; the Ministry agreeing to reductions in certain concession fees applicable to the Hungarotel and Papatel concessions; the purchase (or the execution of an agreement to purchase) by the Company of MATAV RT's (the former Hungarian state-owned telephone monopoly) 25.01% ownership interest in Papatel; and the Company's stockholders' approval.

          Inflation and Seasonality

          Although the rate of inflation declined in 1994 and 1995, it is still high, compared to the United States. The rate of inflation was 18% for 1994 as compared to 20% for 1993 and 22% for 1992. Since the Siemens turnkey contract is payable in German deutsch marks, the costs of the project increase to the extent that the Hungarian forint is devalued in relation to the German currency.

          The Company's business is not seasonal.

                                    PART II


Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits *(numbers below are references to Regulation S-B)
          (3)  (a) Certificate of Incorporation filed March 23, 1992
               (b) By-laws
          (4)  (a) Form of Common Stock Certificate
               (b) Form of Underwriters' Warrants
               (c) Placement Agreement between Registrant and J.W. Barclay &
                   Co., Inc. and form of Placement Agent Warrants issued in connection with private placement financing
               (d) Placement Agreement between Registrant and Commonwealth
                   Associates and Placement Agent Warrant Agreement and Warrant Certificates issued in connection with the private placement**
          (5) (a) Opinion of Cohen & Cohen, as to legality of shares being offered
               (b) Opinions from Ruttner & Partners as to Elso
          (10) (a) Purchase Agreement between Registrant and Klenner Securities, Ltd. dated August 6, 1992 covering 30% of outstanding shares of Elso including promissory note
               (b) Consulting Agreement between Registrant and Klenner
                   Securities, Ltd.
               (c) Retainer Agreement between Registrant and Cohen & Cohen
               (d) 1992 Incentive Stock Option Plan
               (e) Form of Consultant Agreement between Registrant and Texas
                   Capital
               (f) Concession Agreement between Registrant and Ministry of
                   Telecommunications (Hungary) and English translation of same (g) Subscription Agreement between private placement investors dated August 4, 1992 containing registration rights
               (h) Proposed purchase agreement of Elso shares between Registrant and MATAV

(i) Agreement between Registrant and members of Pilistav group consisting of minutes of meeting, Amendment I to Articles of Association, and Quotation for Refurbishing and Syndicate Agreement
(j) Memorandum of Understanding with Muszertechnika Holding Ltd.
(k) English translation of Elso Articles of Association
(l) Sharing Agreement with Hungarian Teleconstruct Corp. relating to 90 West Street office space**
(m) Employment agreement between Registrant and Robert Genova as amended***
(n) Employment agreement between Registrant and Peter E. Klenner as amended***
(o) Employment agreement between Registrant and Frank R. Cohen as amended***
(p) Form of Concession Agreement**
(q) Concession Agreement for Raba-Com***
(r) Concession Agreement for Kelet-Negrad Com***
(s) Employment agreement between Registrant and Ulf Robert Sandberg**
(t) Joint Venture and Management Agreements with Telecom Denmark as to
    Raba-Com***
(u) Joint Venture and Management Agreements with Telecom Denmark as to Kelet-Negrad Com***
(v) Settlement Agreement between Bell Canada International, Inc. and
    Registrant***
(w) Equipment supply contracts between Siemens Telefongyar Kft and Raba Com and Kelet-Negrad Com***
(x) Raba-Com agreement to acquire telephone lines from MATAV****
(y) Kelet-Negrad agreement to acquire telephone lines from MATAV****
(z) Turnkey construction contracts between Siemens and Raba-Com and Kelet-Negrad Com****
(aa) Agreements between Registrant and Citizens Utilities including Management Agreement, Stock Option Agreement, Convertible Loan Agreement,
     Warrant Agreement and the separate Klenner Agreement*****
(bb) Employment agreement between Registrant and Robert Genova as amended******
(cc) Employment agreement between Registrant and Frank R. Cohen as amended******
(dd) Master Agreement, dated May 31, 1995, between the Registrant and CUCC
(ee) Loan Agreement (which includes the form of the Note as Exhibit I thereto), dated May 31, 1995, between the Registrant and CUCC (ff) Warrant, dated May 31, 1995, granted by the Registrant to CUCC
(gg) Stock Pledge Agreement, dated May 31, 1995, between the Registrant and CUCC
(hh) Stock Option Agreement, dated May 31, 1995, between the Registrant and CUCC
(ii) Registration Agreement, dated May 31, 1995, between the Registrant and CUCC
(jj) Management Services Agreement, dated May 31, 1995, between the Registrant and CIMS
(kk) Voting Agreement, dated May 31, 1995, between CUCC and Robert Genova
(ll) Voting Agreement, dated May 31, 1995, between CUCC and Frank R. Cohen
(mm) Voting Agreement, dated May 31, 1995, between CUCC and Peter E. Klenner

(nn) Agreement In Principle, dated as of July 31, 1995 between the Registrant, Alcatel Austria AG, U.S. Telecom, Inc. and Central Euro TeleKom, Inc.

99 (a) Press Release issued by the Registrant on May 15, 1995

   (b) Press Release issued by the Registrant on August 3, 1995



* All Exhibits are Incorporated by reference to Registrant's Registration Statement on Form SB-2 dated October 20, 1992 (Registration No. 33-53582-NY, as amended) unless indicated by ** or *** or **** or **** or ***** or ******

**     Filed with Form 10-KSB for year ended December 31, 1993.

*** Filed with Registrant's Registration Statement on Form SB-2 dated November 3, 1994 (Registration No. 33-80676, as amended).

****   Filed with Form 10-KSB for year ended December 31, 1994.

*****  Filed with current report on Form 8-K for May 31, 1995.

****** Filed with Form 10-QSB for three months ended June 30, 1995.

B. The following reports on Form 8-K have been filed during the three months ended June 30, 1995:

      Date Filed        Description
      ----------        -----------
      May 31, 1995      Definitive Agreements with Citizens Utilities Company
      June 16, 1995     Change in auditors from BDO Seidman to KPMG Peat Marwick


The Following report on Form 8-K has been filed subsequent to June 30, 1995:
      Date Filed        Description
      ----------        -----------
      July 16, 1995    Amendment to change in auditors
      August 3, 1995   Agreement in Principle with Alcatel Austria AG, U.S.
                       Telecom, Inc. and Central Euro Telekom, Inc.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the day of August 1995.



                                      HUNGARIAN TELEPHONE AND CABLE CORP.




                                      By
                                        -------------------------------------
                                        Frank R. Cohen
                                        Treasurer and Chief Financial Officer