Form 10-Q/A
period 1995-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 1996-08-19
CIK 889949

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                   Commission File Number
September 30, 1995                                                     1-11484



                       HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact name of Registrant as specified in its charter)



            Delaware                                                13-3652685
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                       90 West Street, New York, NY 10006
                    (Address of principal executive offices)

                                                   (212) 571-7400
            (The Registrant's telephone number, including area code)



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


Common Stock, $.001 Par Value                                   3,912,539 Shares
                  (Class)     (Outstanding at November 17, 1995)

                       HUNGARIAN TELEPHONE AND CABLE CORP.

                                      Index


PART 1.  Financial Information


Item 1.    Financial Statements

  Consolidated Condensed Balance Sheets as of September 30, 1995
         and December 31, 1994.................................................2

  Consolidated Condensed Statements of Operations for the three months ended September 30, 1995 and 1994.....................................3
         and the nine months ended September 30, 1995 and 1994.................4

  Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1995 and 1994.....................................5

Notes to consolidated financial statements.....................................6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation..........................13


PART II.  Other Information...................................................22


Signature.....................................................................28

                       Hungarian Telephone and Cable Corp.
                      Consolidated Condensed Balance Sheet
                               September 30, 1995
                                 (in thousands)

                                         September                December
                                          30, 1995                31, 1994
                                          ---------               --------

                                     Assets
                                     ------
Current assets:
     Cash                                   $    7,133           $         6,966
     Restricted cash                               906                     1,419
     Accounts receivable                           936                         0
     Prepayments and other                      12,123                     2,727
                                     -----------------      --------------------
                                                21,098                    11,112
                                     -----------------      --------------------

Property, plant and equipment                    6,872                     1,013
Construction in progress                        22,670                     7,920
Less accumulated depreciation                      380                        88
                                     -----------------      --------------------
Investments                                     29,162                     8,845
                                      ----------------      --------------------

Intangible Assets                               17,650                     4,546
Investments                                        373                       656
Others                                             526                     2,418
                                      ================      ====================
                                            $   68,809            $       27,577
                                     =================      ====================


                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
     Long-term debt due within one year     $   1,204           $            153
     Short-term debt                            6,162                        300
     Accounts payable and accrued expenses     24,386                      2,259
     Payables to related parties                2,670                        892
     Advance subscriber payments                3,537                          0
                                     -----------------        ------------------
                                               37,959                      3,604

Long-term debt                                  8,268                      2,299
Advance subscriber payments-noncurrent              0                      2,448

Minority interest                               5,325                      6,663
                                     -----------------        ------------------
                                               51,552                     15,014
                                     -----------------       -------------------
Shareholders' Equity:
        Common stock issued, $.001
           par value                                4                          3
        Additional paid-in capital             36,322                     18,728
        Deficit accumulated during
           the development stage               (7,386)                   (6,168)
        Operating deficit                     (11,459)                         0
        Translation adjustment                   (224)                         0
                                       -----------------     -------------------
                                               17,257                    12,563
                                       =================      ==================
                                            $  68,809             $      27,577
                                       =================      ==================


The accompanying Notes are an integral part of these Financial Statements.

                       Hungarian Telephone and Cable Corp.
                 Consolidated Condensed Statements of Operations
             For the Three Months ended September 30, 1995 and 1994
                (Dollars in thousands, except per share amounts)

                                                    1995                  1994
                                                    ----                  ----

Revenues                                     $       965           $        992

Expenses:
    Operating expenses                             5,572                  1,417
    Management fees                                  445                      0
    Depreciation                                     364                      0
                                         ---------------      ------------------
                                                   6,381                  1,417
                                         ---------------      ------------------

            Loss from operations                 (5,416)                   (425)
                                        ----------------      ------------------

Other income, net                                     80                     93
Interest expense                                    (583)                   (50)
Foreign exchange, Gain (Loss)                     (1,008)                     -
                                          ---------------     ------------------
            Loss before minority interest         (6,927)                  (382)
                                          ---------------     ------------------

Minority interest                                    912                      1
                                          ---------------     ------------------
            Net loss                        $     (6,015)           $      (381)
                                          ===============     =================
Net loss per share                          $      (1.93)           $     (0.25)
                                          ===============     ==================

Weighted average number of common
  shares outstanding                           3,116,784              1,518,290



The  accompanying  Notes are an integral part of these Financial
Statements.

                       Hungarian Telephone and Cable Corp.
                 Consolidated Condensed Statements of Operations
              For the Nine Months ended September 30, 1995 and 1994
                (Dollars in thousands, except per share amounts)


                                                   1995                    1994
                                                   ----                    ----
                                             $    2,204              $     1,395
Revenues

Expenses:
    Operating expenses                            12,248                   2,757
    Management fees                                1,333                       -
    Depreciation                                   1,129                      47
                                         -----------------     -----------------
                                                  14,710                   2,804
                                         -----------------     -----------------

            Loss from operations                 (12,506)                (1,409)
                                         -----------------     -----------------

Other income, net                                    484                     150
Interest expense                                  (1,492)                   (51)
Foreign exchange, Gain (Loss)                     (2,154)                      -
                                         -----------------     -----------------
            Loss before minority interest        (15,668)                (1,310)
                                         -----------------     -----------------

Minority interest                                  2,280                      38
                                         -----------------     -----------------
            Net loss                       $     (13,388)         $      (1,272)
                                         =================     =================

Net loss per share                         $       (4.64)          $      (0.88)
                                         =================     =================

Weighted average number of common
    shares outstanding                          2,887,776             1,442,795



The accompanying Notes are an integral part of these Financial Statements.

                       Hungarian Telephone and Cable Corp.
                 Consolidated Condensed Statements of Cash Flows
              For the Nine Months Ended September 30, 1995 and 1994
                             (Dollars in thousands)

                                                                  1995      1994
                                                                  ----      ----

Net cash used for operating activities                    $       (313)$ (5,365)
Cash flows from investing activities
   Construction expenditures                                   (28,677)  (2,313)
   Increase in accounts payable and accrued expenses
     related to investing activities                            18,469         0
   Proceeds from the sale of interest in subsidiaries            1,464     3,087
   Redemption of US treasury bills                                   0     1,498
   Increase in investments                                           0     (301)
   Acquisitions                                                 (2,784)    (686)
   Other, net                                                      733     (135)
                                                            ---------- ---------
                                                               (10,795)    1,150
                                                            ----------  --------
Cash flows from financing activities
   Issuance of common stock                                          0     7,839
   Long-term debt borrowings                                     6,258         0
   Short-term debt borrowings                                    5,562       160
   Other, net                                                     (37)         0
                                                           ----------- ---------
                                                                11,783     7,999
                                                           ----------- ---------

Effect of foreign exchange rate changes                          (508)        52
Increase (decrease) in cash and cash equivalents                  167      3,836
Cash and cash equivalents at January 1,                         6,966      3,404
                                                           ----------- ---------
Cash and cash equivalents at September 30,               $      7,133 $    7,240
                                                          ============ =========



The accompanying Notes are an integral part of these Financial Statements.

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Organization and Business

         Hungarian Telephone and Cable Corp. ( the "Registrant") or together with its consolidated subsidiaries, (the "Company" ) was organized on March 23, 1992 to provide working capital, technical expertise and management services to community sponsored telecommunications companies in Hungary. The Company was in the development stage through March 31, 1995.
         In February 1994, two subsidiaries were awarded concessions to provide local public telephone service in their respective districts. These were the Sarvar region, operated by Raba-Com Rt. ( "Raba-Com" ) which is 66% owned by the Company and the Salgotarjan region, operated by Kelet-Nograd-Com Rt.) ("Kelet-Nograd-Com") which is 70% owned by the Company.

         In August 1995 the Registrant acquired, from Alcatel Austria AG, US Telecom East, Inc., and Central Euro TeleKom, Inc., 45.12% of the outstanding capital stock of Papa es Tersege Telefon Koncesszios Rt.("Papatel"), voting rights with respect to another 6% of the Papatel shares, and rights to receive up to 85% of the common equity of Hungarotel Tavkozlesi Rt. ("Hungarotel"). In addition, the Registrant acquired from Magyar Tavkozlesi Rt. ("Matav") a further 25.01% of the outstanding capital stock of Papatel for a purchase price of $925,000 payable by December 1, 1995. The Registrant also acquired from
Microsystem  Telecom  Rt.  and  V.P.  Consulting  Kft.  a  further  9.11% of the outstanding capital stock of Papatel and dividend rights with respect to another 6% of the Papatel shares for a purchase price of $300,000 payable by December 31, 1995. Such purchases increased the Registrant's interest in Papatel to 79.31%. The total consideration for the Papatel and Hungarotel acquisitions was $11,225,000, satisfied by the Registrant's issuance of 571,429 shares of its common stock, par value .001 ("Common Stock") to certain of the sellers (subject to reduction based upon certain post-closing purchase price adjustment provisions following a review of Papatel's and Hungarotel's accounts), plus $1,225,000, payable $925,000 by December 1, 1995 and $300,000 by
December 31, 1995. The initial conditions to completion were met by August 31, 1995, and the shares were issued (but not delivered) to the sellers on that date.
         Hungarotel and Papatel are both Hungarian corporations which have concession contracts with the Hungarian Ministry of Transportion, Telecommunications and Water Management ("the Ministry"). The Ministry approved the purchase and agreed to certain changes in the concession contracts of such companies, including a reduction in the concession fees payable by Hungarotel and Papatel. Amendments to the concession contracts have been signed for Hungarotel and Papatel covering their primary districts of Bekescsaba and Oroshaza, and Papa, respectively. The concessions are for a period of 25 years with an eight year exclusivity period up to 2002.

         Hungarotel's service areas are in the Bekescsaba and Oroshaza regions of Hungary with a combined population of approximately 412,000 and approximately 162,000 households. Papatel's service areas are in the Papa region of Hungary with a population of approximately 65,000 and approximately 23,000 households.

         Consideration for the acquisitions of Hungarotel and Papatel together with the amounts payable (subsequently paid on November 1995) for lump sum concession fees of approximately $7,162,000 for those companies have been accrued. No allowance has been taken into account for any reduction in consideration arising from the review referred to above, nor for any increase in the number of the Registrant's shares issuable in the event that the average trading price for the Registrant's stock during the twenty (20) trading days preceding August 31, 1998, is below $17.50. In this eventuality, the maximum number of additional shares issuable would be 46,171 (or less, if the above described review results in a reduction in the number of shares actually issued and delivered to the sellers entitled to such shares).

         Hungarian Teleconstruct Corp. ("Teleconstruct") had the same officers and the same four out of five directors as the Registrant through May 31, 1995. In connection with the agreements with Citizens Utilities Company ("Citizens") described in note 7, the Registrant's then President, Chief Executive Officer, and Chief Financial Officer resigned. Since that date two officers own approximately 1% of the outstanding common stock of both Teleconstruct and the Company, and would own approximately 13% of Teleconstruct and 10.0% of the Registrant, if they exercise their options and warrant to purchase common stock. The exercise prices of the options are below current market prices.

2.       Summary of Significant Accounting Requirements

         (a)  Principles of Consolidation

         The consolidated financial statements include the accounts of the Registrant and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

         Hungarotel and Papatel became subsidiaries of the Registrant on August 31, 1995. The results of those companies for September 1995, and the balance sheets as at September 30, 1995, have therefore been consolidated. However, the opening balance sheets for those companies, as at January 1, 1995, are subject to additional review, which is not yet complete. Any adjustments to the opening balance sheets will potentially reduce the number of shares of Common Stock issued to some of the sellers, or otherwise affect the value of pre-acquisition reserves and goodwill.

         (b)  Foreign Currency Translation

         In periods prior to 1995, and for the quarter ended March 31, 1995, the Company has used the US dollar as the functional currency for its majority-owned Hungarian subsidiaries. At September 30, 1995, all assets and liabilities have been translated at the exchange rate in effect at the balance sheet date, recognizing that the majority of the Company's assets are denominated in Hungarian forints. Revenue and expense accounts were translated by using the average exchange rate during the period. The resulting exchange rate differences are treated as an adjustment to reserves, as a separate component of stockholders' equity.

         The Company also uses the Hungarian forint as the functional currency for measuring the accounts of Elso in which it has a 30% interest. Gains or losses resulting from translation were included as a separate component of stockholders' equity until December 31, 1994. At that date, the cumulative foreign currency translation adjustment of $113,000 was transferred to foreign currency loss and recognized in the consolidated statement of loss for the year ended December 31, 1994.

         (c)    Net Loss Per Share

         The net loss per share is computed using the weighted average number of common shares outstanding during each period.

         (d)      Interim periods.

         The accompanying consolidated financial statements included herein have been prepared by the management of the Company without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of Company management, the accompanying consolidated financial statements as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994, include all adjustments necessary for a fair presentation.

         These financial statements should be read in conjunction with the December 31, 1994 consolidated financial statements and notes related thereto.

3.       Concentration of Cash and Cash Equivalents and Restricted Cash

         (a)    Concentration

         On September 30, 1995, cash of $ 2,168,123 denominated in US dollars, was on deposit with a major money center bank and a US Treasury money market fund in the United States. In addition, $ 8,500,802 (denominated partly in US dollars and partly in Hungarian forints) was on deposit with Hungarian government-owned banks, and a foreign-owned bank in Hungary.

         (b)   Restriction

         On September 30, 1995, restricted cash includes $1,283,018 denominated in Hungarian forints of which $377,358 is classified as a non-current asset. The restricted cash includes (1) advance connection fees paid by subscribers with the restriction to be removed upon the completion of the connections and (2) concession contract fulfillment guarantees with restrictions to be removed upon fulfilling the build-out requirements prescribed in the concession agreements. A $314,860 certificate of deposit collateralizes a $300,000 irrevocable and unconditional letter of credit issued by a bank as a guarantee of payment of a $300,000 note, payable on December 29, 1995.

4.       Construction in Progress and Concession Rights

         Construction-in-progress represents costs incurred in connection with the development of the local telecommunications networks.

         Lump-sum concession fees of approximately $7,162,000 were paid to the Ministry by Hungarotel and Papatel in November 1995. In addition, yearly concession fees of 0.3% (in the case of the Oroshaza) and 2.3% (in the case of the Bekescsaba and Papa regions) of gross revenues earned in the districts will be payable.

         The Registrant, as the majority shareholder of Raba-Com and Kelet-Nograd Com, has accepted the responsibility as a joint and several guarantor to meet all commitments and obligations of these concession companies in accordance with the concession agreements which were signed on March 9, 1994, including payment of penalties in the amount of 500,000,000 HUF ($4,500,000) per concession in the event of breach of either agreement or failure to provide telephone service by dates specified in the concession agreements. As of December 31, 1994, Raba-Com did not fulfill the requirements for new telephone lines to be installed in the area; however, it did meet such requirements by June 30, 1995. The Company believes that Kelet-Nograd Com and Raba-Com may not fulfill their requirements for new telephone lines in their areas for 1995 but that, having communicated the reasons for delay, and having demonstrated accelerating progress, the likelihood of penalties being imposed is remote.

         Negotiations have been entered into with Matav, which must be concluded on or before December 31, 1995, to transfer the assets required for the operations of the Hungarotel and Papatel regions. The estimated purchase prices are approximately 341,545,356 HUF, in the case of Papatel, and 1,795,613,000 HUF in the case of Hungarotel.

         Kelet-Nograd Com and Raba-Com are in the process of constructing the local telecommunications networks which are estimated to cost approximately $100 million, inclusive of the following: concession fees ( $4.8 million ); investment in switch and transmission equipment ( $11 million ); investment in the line network ( $44 million ); investment in ground buildings, existing lines and other work ( $38 million ); and management fees ( $2.2 million ).

         These two concession companies presently plan to finance these requirements by having their stockholders, including the Registrant, contribute additional equity and procuring subordinated and senior debt, with any remaining requirements funded by net revenue as lines are connected.

         Current estimates of the construction cost for the new local telecommunications networks to be operated by Hungarotel and Papatel total $180,400,000. The Company has already acquired financial assistance from CU CapitalCorp ("CUCC"), a wholly-owned subsidiary of Citizens Utilities Company ("Citizens"), to, inter alia, complete the acquisitions of Hungarotel and Papatel through the introduction of new credit facilities from CUCC, totaling $33.2 million, of which approximately $2,634,000 had been drawn and approximately $8 million used in the form of guarantees by September 30, 1995.

         The activities of all of the Company's concession companies are regulated by the Ministry and the terms of their respective concession agreements or contracts. The Ministry regulates the construction, operation and sales of local telephone exchanges. The Ministry has also been given the authority to regulate the industry, including fixing local, long distance and international call rates, sharing of revenues between the local exchanges and Matav, approving equipment that can be used, and requiring the local exchanges to meet specified standards as to growth and services.

         In March 1995, Kelet-Nograd Com and Raba-Com entered into contracts with an unrelated corporation which provide for the construction of the local telephone exchanges in the two primary districts on a turnkey basis. The minimum contract price for the two districts is approximately $58.7 million of which the contractor will finance approximately $10 million representing 85% of the contract price of the equipment. The financing will be for an eight-year period with semi-annual installments beginning July 1, 1995, including interest at DEM-LIBOR plus 1%. The contractor will hold a security interest in all financed property until the payment of the last installment. On September 30, 1995, approximately $5.8 million was owed to the contractor under the financing arrangement. The balance sheet at September 30, 1995 includes $7.25 million of advance payments to the contractor. These advances will be applied against future costs to be incurred during the remaining months of 1995.

5.       Payables to related parties.

         Payables to related parties at September 30, 1995, relate to amounts due to Teleconstruct for rent and other services, plus interest for the three months and the nine months to September 30, 1995, respectively of $7,300 and $56,300.

6.       Loan payable to TeleDenmark International ("ATDI").

         TDI has lent Kelet-Nograd Com and Raba-Com a total of $1,705,000 as of September 30, 1995, as a bridge loan, which is unsecured, repayable under current arrangements when the two concession companies are able to draw the new subordinated loan from the shareholders, and carries interest at LIBOR+2.5%. TDI has also guaranteed a facility from ABN-AMRO Bank, repayable by TDI, Bent Lundram and Carlsen Dalgaard. The Registrant has issued a counter-indemnity in favor of TDI. At September 30, 1995, the amount outstanding to ABN-AMRO under this facility was approximately $1,587,000.

7.       Agreements with Citizens

         On May 31, 1995, the Registrant and certain wholly-owned subsidiaries of Citizens entered into the following agreements (the "Citizens Agreements"): the Master Agreement between the Registrant and CU CapitalCorp., a Delaware corporation ("CUCC") and a wholly-owned subsidiary of Citizens (the "Master Agreement"); the Loan Agreement between the Registrant and CUCC and the
Promissory  Note related  thereto  issued by the  Registrant  to CUCC (the "Loan
Agreement" and the "Note", respectively); the Warrant to Purchase Shares of Common Stock of Hungarian Telephone and Cable Corp. between the Registrant and CUCC (the "Warrant"; the Stock Pledge Agreement between the Registrant and CUCC (the "Stock Pledge Agreement"); the Stock Option Agreement between the Registrant and CUCC (the "Stock Option Agreement"); the Registration Agreement between the Registrant and CUCC (the "Registration Agreement"); and the Management Services Agreement between the Registrant and Citizens International Management Services Company, a Delaware corporation (ACIMS") and a wholly-owned subsidiary of Citizens (the "Management Services Agreement"). CUCC simultaneously entered into voting agreements with three affiliates of the Registrant (the "Voting Agreements") and consummated the purchase of 300,000 shares of Common Stock from Peter E. Klenner, a former Director of the Registrant and then the President, Chief Executive Officer and Chief Financial Officer of the Registrant. Certain such agreements were amended and restated in September and October 1995 in connection with CUCC providing additional financial support to the Company and CIMS expanding its management responsibilities as a result of the Registrant's acquisition of additional concession companies.

8.       Common Stock.

         On September 30, 1995, 60,000 stock options were exercisable at $7.00 per share, 87,500 at $12.25 per share, 5,000 at $14.00 per share 248,997 at
$4.00 per  share,  10,000 at $10.00  per  share,  101,550  at $13.00  per share,
920,916 at $15 per share, 920,916 at $16.50 per share, 920,917 at $18 per share, and 626,155 at $13.75 per share.

During the nine months ended September 30, 1995, the Company issued 54,955 shares of Common Stock upon the exercise of placement agent warrants to purchase such shares at prices ranging from $3.60 to $10.15 per share. In addition, a former officer exercised options to purchase 230,994 shares of common stock at $4.00 per share, 20,000 shares at $7.00 per share and 77,500 shares at $12.25 per share. These transactions resulted in net increases in common stock and additional paid-in capital of $383 and $2,296,643 respectively.

9.       Commitments and Contingencies.

         (a)  Employment Agreements

                  On September 12, 1995, the Board of Directors of the Registrant extended the employment contracts of Messrs. Cohen and Genova for one year and made all of the options previously granted pursuant to such employment agreements immediately vested instead of vesting over the life of such employment contracts. As a result of this and the exercise of certain options by the Registrant's former President, stock compensation expense for the nine months ended September 30, 1995 amounted to $6,072,000, of which $2,620,000 was incurred during the three months ended September 30, 1995.

         During the nine months ended September 30, 1995, the Company also paid legal fees of $115,000 to an officer.









                [THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

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

         For the three months ended September 30, 1995, the Company incurred a net loss of $6,015,000 after net interest expense of $503,000 as compared to a net loss of $381,000 after net interest and dividend income of $42,000 for the three months ended September 30, 1994.

         For the nine months ended September 30, 1995, the Company incurred a net loss of $13,388,000 after net interest expense of $1,008,000 as compared to a net loss of $1,272,000 after net interest and dividend income of $99,000 for the nine months ended September 30, 1994.

         Revenues from the provision of telephone service have increased in the three month and nine month periods of 1995 as a result of the Company commencing operations in the Kelet-Nograd Com and Raba-Com concession areas.

         On May 31, 1995, stock options were exercised by the Registrant's former President in connection with the termination of his employment. In addition, during September 1995, vesting of stock options previously granted to certain officers was accelerated and the stock options became immediately exercisable. As a result of these events, stock compensation expense for the nine months ended September 30, 1995 amounted to $6,072,000, of which $2,620,000 was during the three months ended September 30, 1995. Stock compensation expense for the nine months ended September 30, 1994 amounted to $90,000.

         Management and professional fees have increased for the three and nine month periods in 1995 due to the Company assuming operations of the Kelet-Nograd Com and Raba-Com concession areas, and additional activity in connection with acquisitions. Depreciation and amortization expense has increased during the three month and nine month periods in 1995 as a result of the Company acquiring assets and commencing operations.

         In 1994, Bell Canada International ("BCI") performed services in connection with the concession applications. After these services were performed, the Company terminated its agreement with BCI because the financial lenders with whom the Company was discussing loans insisted that the manager of the project have an equity interest in the project and BCI refused to make an investment in the project on the grounds that it had a policy against investing in Eastern European situations. In settlement of BCI's claim, the Company agreed to issue a promissory note for $300,000 payable December 31, 1995, guaranteed by a bank. In addition, the Company agreed to grant 25,000 five-year assignable warrants entitling the holder to purchase 25,000 shares of Common Stock, at $20 per share, together with the right to have those warrants included in any Registration Statement filed by the Company with the U.S. Securities and Exchange Commission for the sale of Common Stock during the life of the warrants. BCI was also granted a "put option" to require the Company to purchase the warrants at an aggregate price of $300,000 out of the proceeds of any public offering of securities by the Company during the term of the warrants. The consolidated statement of loss for the nine months ended September 30, 1994 included a $400,000 charge to operations, representing the $300,000 note payable and $100,000 estimated market value of the warrants.

         Matav had been operating a network of approximately 2,500 telephone lines in the Sarvar district and approximately 12,800 telephone lines in the Salgetarjan district. As of January 1, 1995, Raba-Com purchased the 2,500 telephone lines and associated buildings and equipment located in its district from Matav for approximately $665,000 and hired the 55 employees who operated the network. Since January 1, 1995, Raba-Com has been operating this network, receiving the revenues and paying operating expenses.

         As of March 1, 1995, Kelet-Nograd Com purchased the 12,800 telephone lines and associated buildings and equipment located in its district from Matav for $5.3 million and hired the 160 employees who operated the network. Kelet-Nograd Com paid Matav with a three year promissory note. The note was guaranteed by Telecom Denmark as to 28% and by the Registrant as to 72%. The Registrant pledged its holdings of 50.2% of the outstanding shares of Kelet-Nograd Com as security for its share of the guarantee. Since March 1, 1995, Kelet-Nograd Com has been operating the network, receiving its revenues and paying its operating expenses.

         The Company commenced construction of new lines in both the Raba- Com and Kelet-Nograd Com concession areas in March 1995 and should complete construction of some of the new lines and receive revenues in 1995 both in the form of subscriber fees and from the use of such new lines.

Liquidity and Capital Resources

         During the nine months ended September 30, 1995, the Registrant issued 54,955 shares of Common Stock upon the exercise of placement agent warrants to purchase such shares at prices ranging from $3.60 to $10.15 per share. In addition, a former officer exercised options to purchase 230,994 shares of common stock at $4.00 per share, 20,000 shares at $7.00 per share and 77,500 shares at $12.25 per share. These transactions resulted in net increases in common stock and additional paid-in capital of $383 and $2,297,000 respectively.
         On July 31, 1995, the Registrant entered into an Agreement in Principle to purchase from Alcatel Austria AG, an Austrian corporation; US Telecom East, Inc., a Delaware corporation; and Central Euro TeleKom, Inc., a Delaware corporation, their collective rights to an 85% equity interest in Hungarotel and a 45% equity interest in Papatel. In exchange, at closing on August 31, 1995 the Registrant issued 571,429 shares of Common Stock, subject to reduction based upon certain post-closing purchase price adjustment provisions. The Registrant could be required to issue up to an additional 46,171 shares if the Registrant's stock price falls below $17.50 per share for the average of 20 trading days preceding the third anniversary of the closing.

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

         At the time of acquisition of Hungarotel and Papatel by the Registrant, those companies had accumulated obligations and debts of $3 million. The final number of shares of Common Stock to be issued as consideration for the acquisitions, and the amount of funding required by Hungarotel and Papatel, will depend on the value of those companies' liabilities, and the value of their assets, which should be ascertained by December 1, 1995, and following completion of the audit of those companies' accounts as of December 31, 1994.

         In addition, payments in respect of concession fees ($7.2 million), the initial payment for assets for use in the concession areas acquired from Matav (estimated $5.6 million), and cash collateral to secure performance and other guarantees to be issued to the Ministry ($600,000), must be funded (the concession fees were paid in November 1995, and the CUCC credit facility provides for the others not separately funded). Also the capital expenditures required for constructing three primary networks presently is estimated at $180 million.

         The current credit facility provided by CUCC is sufficient to meet some of the accumulated obligations and all of the lump-sum concession fees, and the initial payment to Matav, referred to above. The remainder of the accumulated obligations and the construction cost can only be met out of additional credit facilities, or new debt or equity instruments which are being considered by management.

         The original Loan Agreement between the Registrant and CUCC provided for an initial advance by CUCC of up to $4,300,000 to fund certain obligations pertaining to Consulting and its affiliated concession companies in Hungary, and a possible second advance of up to an additional $910,000 to fund the repayment for certain loans to the Registrant from Teleconstruct. Approximately $1,888,000 was advanced by CUCC on July 25, 1995 to fund certain of Consulting's obligations.

         On September 14, 1995,  CUCC  provided  letters of support to Citibank,
N.A., to induce such bank to issue, on behalf of the  Registrant,   Papatel and
Hungarotel, and for the benefit of the Ministry and in compliance with the respective concession contract(s) of Papatel and Hungarotel, three payment guarantees dated September 18, 1995, for the purpose of guaranteeing the payment by Papatel and Hungarotel on or before December 1, 1995, of the concession fees required to be paid to the Ministry under their respective concession contracts which fees total, in the aggregate, approximately $7,055,000. On November 8, 1995, such concession fees were paid by Papatel and Hungarotel with funds borrowed by the Registrant from CUCC under the Amended and Restated Loan Agreement (as hereinafter described) and loaned by the Registrant to Papatel and Hungarotel.

         On September 28, 1995, the Registrant and CUCC entered into a certain Agreement to Amend and Restate (the"First Agreement to Amend and Restate") pursuant to which the Registrant and CUCC, among other things, agreed to provide certain financial support (the "Initial Financial Support") and to amend the Loan Agreement to include certain other obligations of the Registrant and to allow the Registrant to use the remaining portion of the initial advance and all of the second advance to make and fund subordinated loans to Kelet-Nograd Com and Raba-Com Rt. ("the Revised Loan Terms"). On October 19, 1995, CUCC advanced $2,800,000 to the Registrant to enable the Registrant to make such subordinated loans to Kelet-Nograd Com and Raba- Com. As hereinafter described, consideration for such Initial Financial Support included the Registrant granting CUCC additional options to purchase Common Stock.

         On October 9, 1995, CUCC provided a letter of support to Citibank, which Citibank required as a condition to issuing a payment guarantee to Matav to secure the Registrant's obligation to pay $925,000 to Matav on or before December 1, 1995 as the purchase price for the shares in Papatel that the Registrant purchased from Matav.

         On October 30, 1995, the Registrant and CUCC entered into a certain Second Agreement to Amend and Restate ("Second Agreement to Amend and Restate") pursuant to which the Registrant and CUCC, among other things, further amended and restated the Loan Agreement and the Note. The Amended and Restated Loan Agreement and the Amended and Restated Promissory Note dated October 30, 1995 (the "Restated Loan Agreement" and the "Restated Note", respectively) provide for CUCC to provide financial support to the Company in an aggregate amount of up to $33,200,000 (inclusive of approximately $13,200,000 of previously provided or committed financial support), for specific purposes in limited amounts, including the refinancing of existing loans from CUCC to the Registrant and to enable the Company to meet certain financial obligations not previously contemplated by the Loan Agreement or the First Agreement to Amended and Restate (the "CUCC Financial Support"). Pursuant to the Restated Loan Agreement, CUCC advanced to the Registrant approximately $36,500 on November 3, 1995 and $8,000,000 on November 6, 1995. As hereinafter described, consideration for CUCC's commitment to provide the $20,000,000 of additional financial support included resetting the exercise price of certain options to purchase Common Stock previously granted to CUCC and issuing shares of Common Stock to CUCC.

         To the extent that the Registrant has not requested provision of all of the approximately $12,000,000 of the remaining but unused portion of such $20,000,000 additional financial support available under the Restated Loan Agreement, by December 31, 1995, then CUCC's commitment to provide any such unused portion thereof shall terminate effective as of December 31, 1995. The Company presently expects to fully utilize all the financial support permitted under the Restated Loan Agreement by year-end 1995, and that the funds generated by such CUCC Financial Support (i) will permit the Registrant to satisfy substantially all of its contractual obligations through December 31, 1995; (ii) will enable Raba and Kelet-Nograd Com to pay substantially all of their respective payment obligations under their construction-related contracts through December 31, 1995; and (iii) will enable Papatel and Hungarotel to satisfy all of their respective payment obligations under their concession contracts, including paying the required portion of the purchase price for the Matav assets to be acquired by December 31, 1995. Such funds are insufficient, however, to enable the Registrant to cover its working capital needs; to enable Raba and Kelet-Nograd Com to make future required payments under their respective construction-related contracts, to pay certain outstanding indebtedness of $3,300,000, or to cover their future capital needs; or to enable
Papatel   and  Hungarotel  to pay certain  accrued  expenses  of  approximately
$200,000 and outstanding trade payables of approximately $2,000,000, or to cover their future construction and working capital needs.

         The Restated Loan Agreement provides for customary events of default and remedies. The loan bears interest at a variable rate equal to prime (as published in The Wall Street Journal) plus 2% per annum, payable quarterly in cash or, at the Registrant's election, in shares of Common Stock valued at the lower of $13.00 per share or a market average price per share during such quarter. On October 3, 1995, the Registrant issued 2,908 shares of Common Stock to CUCC in lieu of a cash interest payment. The maturity date is July 25, 1997.

         If the Registrant issues or sells for cash, pursuant to any public or private offering, any shares of its capital stock or any other securities (including debt securities) or any obligations convertible into or exchangeable for such capital stock or securities, then the Registrant must prepay the outstanding principal and accrued but unpaid interest under the Restated Note in an amount up to 100% of the aggregate amount of the net proceeds to the Registrant of such issuance or sale, subject to the prior repayment of 100% of any third party indebtedness of the Registrant that has been guaranteed by CUCC.

         At CUCC's selection, CUCC may provide any or all of the financial support it may be obligated to provide the Registrant, and may cause the Registrant to cooperate in refinancing all or any portion of the any loan under the Loan Agreement or the Restated Loan Agreement, by arranging for a third party lender to issue letters of credit or payment guarantees on behalf of the Registrant or to make loan advances to the Registrant; provided that, in each such case, CUCC offers to guarantee the resulting obligations and indebtedness of the Registrant to such third party lender. Each such letter of credit, payment guarantee or loan advance that is supported by a CUCC guarantee reduces CUCC's remaining commitment to provide financial support. If the interest rate payable by the Registrant to any such third party lender is less than the interest rate set forth in the Restated Note, then as partial consideration for CUCC making such guarantees, the Registrant shall pay to CUCC the difference, which amount may be payable, subject to certain restrictions, in Common Stock. The Registrant and CUCC presently are negotiating with a commercial bank regarding a credit agreement pursuant to which such bank would commit to make up to $33,200,000 of loans to the Registrant for the same uses as permitted under the Restated Loan Agreement, a portion of such proceeds are to be used to repay loans previously made by CUCC under the Loan Agreement and the Restated Loan Agreement. Such loans would be guaranteed by CUCC, which would satisfy CUCC's commitment to provide financial support in the amount of such loans.

         The Stock Pledge Agreement between the Registrant and CUCC as amended and restated on September 28, 1995 by the Amended and Restated Stock Pledge Agreement and as further amended and restated by the Second Amended and Restated Pledge Agreement dated October 30, 1995 (as so amended and restated to date, the ("Restated Pledge Agreement") provides for the Registrant's pledge, subject to receipt of certain consents and waivers, of its shares in, and any indebtedness owing or to be owed to the Registrant from, four of its subsidiaries (Consulting Kelet-Nograd Com, Raba-Com and Papatel), and the indebtedness owing or to be owed to the Registrant from, and, when available, the shares of Hungarotel, as collateral to CUCC to secure the Registrant's obligations under the Restated Loan Agreement, the Restated Note and the Restated Pledge Agreement.

         Contemporaneously with the execution of, and pursuant to, the First Agreement to Amend and Restate, the Registrant and CUCC also entered into a Second Stock Option Agreement, dated September 28, 1995 ("Second Stock Option Agreement"), pursuant to which the Registrant granted CUCC the right to buy 626,155 shares of Common Stock at an exercise price of $17.00 per share during the five-year period ending September 12, 2000. Such exercise price was reset to $13.75 per share pursuant to the Second Agreement to Amend and Restate. Such options were granted to CUCC in consideration of the additional financial commitments made by CUCC pursuant to the First Agreement to Amend and Restate and the essential role played by CUCC in enabling the Registrant to obtain the consent of the Ministry to the Registrant=s acquisition of control of Papatel and Hungarotel.

         As consideration for CUCC committing to provide $20,000,000 of additional financial support pursuant to the Second Agreement to Amend and Restate, the Registrant agreed, among other things, to (i) issue 250,000 shares of Common Stock to CUCC and (ii) reset the initial purchase price of the Additional Five-Year Option Shares under the Second Stock Option Agreement from $17.00 per share to $13.75 per share.

         The Management Services Agreement between the Registrant and CIMS as amended by the First Amendment to Management Services Agreement dated September 28, 1995 (the "First Amendment to Management Services Agreement"), provides, among other things, for CIMS to provide corporate, financial, technical, construction, marketing and operational services to the Registrant and its affiliates for a term commencing July 1, 1995, and continuing until December 31, 2007, unless terminated earlier pursuant thereto. The management fee to be paid by the Registrant to CIMS for such services is the greater of 5% of Adjusted Gross Revenues (as such term is defined in such agreement) or the Fixed Amount.

The Fixed Amount for each month in 1995 is $100,000 per month commencing with the month of July 1995; the Fixed Amount for each of the months of January, February and March 1996 is $ 208,300; the Fixed Amount for each of the months of April, May and June 1996, is $270,800; the Fixed Amount for each of the months of July, August and September 1996 is $338,300; the Fixed Amount for each of the months of October, November and December 1996 is $395,800; and the Fixed Amount for each remaining month during the term of the Management Services Agreement commencing with January 1997 is $416,600, subject to adjustment to reflect inflation. Such monthly fee payments for 1995 and 1996 may be paid, at the Registrant's election, in shares of Common Stock having a value, based on a market average for such month, equal to such fee. If the Registrant elects to pay any monthly management fee for 1995 or 1996 in cash, the Registrant would have the option to accrue any such management fee through calendar year 1996 and to pay the aggregate amount of all such accrued management fees, together with interest thereon at the United States Prime Rate as announced from time to time by The Wall Street Journal plus two percent (2%) per annum, in twenty-four (24) equal monthly installments starting in January 1997. In addition, expenses incurred by CIMS in providing the management services, including certain allocable overhead items, will be reimbursed by the Registrant.

         The Company is not in a position to direct whether or not, or when, CUCC may exercise any or all of its warrants or options to purchase Common Stock. Accordingly, the Company cannot, when determining the sources for its financial needs, assume the any of these options or warrants will be exercised. To the extent that the Registrants chooses to pay interest or management fees to CUCC by issuing shares of Common Stock rather than making cash payments, the Company's working capital needs will be reduced. However, such issuances would dilute existing stockholders' proportionate equity interest in the Registrant.

On August 7, 1996 the Company received a decision and order from the Hawaii Public Utilities Commission ("HPUC") granting the Company approximately $13 million, in total, of the $19 million requested. Part of the increase pertains to the recovery of restoration and repair costs associated with Hurricane Iniki. The Company's request for a statewide surcharge to partially recover Iniki restoration and repair costs which would have reduced the impact of the increase on the Company's customers on Kauai was denied. The Company is analyzing the effect of the balance of the order and will decide within 30 days what action, if any, will be taken.

Capital Expenditures

         The financial support provided to date by CUCC, or that CUCC is obligated to provide through year-end 1995, in either case pursuant to the Restated Loan Agreement, does not provide the financing necessary for the Company to complete the build out of the telephone network required for the five concession areas served by the Registrant's four concession companies. The financial requirements to build out the telephone network in the Kelet-Nograd Com and Raba-Com concession areas presently are estimated by the Company to be approximately $100 million, beginning in 1994, and to be completed by 1997. The financial requirements to build out the telephone network in the Papatel and Hungarotel concession areas presently are estimated by the Company to be approximately $ 180 million, beginning in 1996 and to be completed by 1999. There can be no assurance as to the ultimate amounts that may be required or the ability of the Company to meet its construction timetables.

         The Company presently plans to finance these requirements by the sale or issuance of additional securities of the Registrant or one or more of the concession companies and other debt financings at the Registrant or concession company level. The Company is presently contemplating the exact nature and mix of any securities it or its concession company subsidiaries may sell or issue, and the manner and timing for their sale or issuance. There can be no assurance that the Company will be able to obtain financing necessary to meet these requirements.

         The shareholders of Raba-Com and Kelet-Nograd Com including the Registrant have contributed to such concession companies $16.7 million in equity and have advanced or agreed to advance to such concession companies $ 30.33 million in subordinated debt of which $15 million will be advanced in 1995 and the remainder in 1996. In addition, the Company currently expects for such concession companies to arrange, with one or more European commercial banks, senior debt facilities, to be partially guaranteed by the Registrant, of approximately $30 million. There can be no assurances that Raba-Com and Kelet-Nograd Com will receive any of such additional debt financing.

         Certain subsidiaries of the Registrant recently applied for subsidies from the Ministry as a source of funding These subsidiaries, if received, may be in the form of no interest loans or grants that would not require repayment. There can be no assurance that the Company will receive any subsidies from the Ministry.

         In order to meet its obligations in the long term with respect to financial obligations incurred in connection with the acquisition and construction of the telephone networks of its concession company subsidiaries and to meet ongoing working capital requirements for operating it and their business, it is necessary for the Company to improve its operating cash flows. The Company believes that there is a large customer base in the concession areas of its concession company subsidiaries willing and able to pay for telephone service once such customer base is connected to a telephone network. In the meantime, shortfalls in construction funding and working capital needs will have to be made through additional financing arrangements, which may include the sale of additional equity or debt securities of the Company. There can be no assurance that the Company's operations will achieve sufficient cash flow levels necessary to service any long-term financing that it may be able to obtain, or that the Company will be able to obtain new financing arrangements necessary either to pay when due any such financing arrangements or to fund construction or working capital needs.

Inflation and Seasonality

         Although the rate of inflation declined in 1994, in 1995, it is still high, compared to the United States. The rate of inflation was 18% for 1994 as compared to 20% for 1993 and 22% for 1992. Since the Siemens turnkey contract is payable in German marks, the costs of the project increase to the extent that the Hungarian forint is devalued in relation to the Germany currency.





                [THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART II


The Company's business is not seasonal

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 12, 1995,  at the Annual  Meeting of  Stockholders  of
the Registrant (the "Annual Meeting"), the stockholders of the Registrant elected the following persons as directors to hold office until the next annual meeting of the Registrant's stockholders: Robert Genova, Frank R. Cohen, John B. Ryan, Max Metzlaff, Donald K. Roberton and James H. Season. The votes were as follows:
                                               For         Against     Withheld
Robert Genova                               2,294,325         0           48,545
Frank R. Cohen                              2,295,200         0           47,670
John B. Ryan                                2,294,445         0           48,425
Max Metzlaff                                2,296,570         0           46,300
Donald K. Roberton                          2,295,045         0           47,825
James H. Season                             2,296,470         0           46,400

The following items were also approved by the stockholders of the Registrant at the Annual Meeting:


                                                                       Broker
                                                                        Non
                               For     Against   Withheld
                               ---     ------    --------
Abstentions                   Votes
- -----------                   -----

Approval of the            1,272,778   106,935       0      6,800     1,008,260
Stock Option
Agreement dated
May 31, 1995 between
the Company and
CU CapitalCorp.,
the Stock Options granted
pursuant thereto and the
issuance of common stock
upon any exercise thereof


                                                                       Broker
                                                                        Non

                                For           Against       Withheld
                                ---           -------       --------
Abstentions                    Votes
- -----------                    -----

Ratification of the         2,333,430           4,600   0       0       56,743
appointment of KPMG
Peat Marwick, LLP
as independent auditors
of the Company for
the fiscal year ending
December 31, 1995


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
            (1)             Underwriting  Agreement  with Texas  Capital
                            Corporation  and J.W.  Barclay &
                            Co., Inc.(1)
            (3)  (a)        Certificate of Incorporation filed March 23, 19921
            (3)  (b)        By-laws(1)
            (4)  (a)        Form of Common Stock Certificate1
            (4)  (b)        Form of Underwriters' Warrants(1)
            (4)  (c)        Placement  Agreement  between the Registrant and
                            J.W. Barclay & Co., Inc. and form of Placement Agent
                            Warrants issued in connection with private
                            placement financing (1)
            (4)  (d)        Placement  Agreement between the Registrant and
                            Commonwealth Associates,  as amended, and Placement
                            Agent Warrant  Agreement  and Warrant  Certificates
                            issued in connection with the private placement (2)
            (5) (a)         Opinion of Cohen & Cohen, as to legality of shares
                            being offered (1)
            (5) (b)         Opinions from Ruttner & Partners as to Elso (1)
           (10) (a)         Purchase Agreement between the Registrant and
                            Klenner Securities,  Ltd. dated August  6,  1992
                            covering  30%  of  outstanding
                            shares  of  Elso  including promissory note1
           (10) (b)         Consulting  Agreement  between the  Registrant and
                            Klenner  Securities,  Ltd.dated March 23, 1992 (1)
           (10) (c)         Employment Agreement between the Registrant and
                            Frank R. Cohen (1)
           (10) (d)         1992 Incentive Stock Option Plan (1)
           (10) (e)         Form of  Consulting  Agreement  between  the
                            Registrant  and  Texas  Capital Corporation (1)
           (10)             (f)  Decision by the  Ministry  of  Transportation,
                            Telecommunications  and  Water  Management  of  the
                            Republic  of  Hungary  to the  application  for the
                            establishment of a  telecommunications  network and
                            service  provision and the English  translation  of
                            the same (1)
           (10) (g)         Subscription   Agreement   between  the  Registrant
                            and  private   placement investors containing
                            registration rights (1)
           (10) (h)         Proposed purchase agreement of Elso shares between
                            the Registrant and Matav (1)
           (10) (i)         Articles  of   Association   of  Pilistav,   as
                            amended  and  Quotation  for Refurbishing Telephone
                            Exchanges (1)
           (10) (j)         Memorandum of Understanding with Muszertechnika
                            Holding Ltd.(1)
           (10) (k)         English translation of Elso Articles of Association1
           (10) (l)         Sharing  Agreement with  Hungarian  Teleconstruct
                            Corp.  relating to 90 West Street Office space (2)
           (10) (m)         Employment Agreement between the Registrant and
                            Robert Genova, as amended (2,3)
           (10) (n)         Employment  Agreement  between  the  Registrant
                            and  Peter  E.  Klenner,  as amended (2,3)
           (10) (o)         Employment  Agreement  between the Registrant and
                            Frank R. Cohen,  as amended (2,3)
           (10) (p)         Form of Concession Agreement (3)
           (10) (q)         Concession Agreement for Raba-Com Rt.(40
           (10) (r)         Concession Agreement for Kelet-Nograd Com Rt.(4)
           (10) (s)         Employment Agreement between the Registrant and Ulf
                            Robert Sandberg (4)
           (10) (t)         Joint Venture and Management Agreements with
                            Telecom Denmark as to Raba-Com Rt.(50
           (10) (u)         Joint  Venture  and  Management   Agreements   with
                            Telecom  Denmark  as  to Kelet-Nograd Com Rt. (5)
           (10) (v)         Settlement  Agreement  between  Bell  Canada
                            International,   Inc.  and  the Registrant 95)
           (10) (w)         Equipment supply contracts  between Siemens
                            Telefongyar Kft and Raba-Com and Kelet-Nograd
                            Com Rt. (5)
           (10) (x)         Summary of the terms of Raba-Com  Rt.  agreement to
                            acquire  telephone  lines from Matav (6)
           (10) (y)         Summary of the terms of Kelet-Nograd Com Rt.
                            agreement to acquire  telephone lines from Matav (6)
           (10) (z)         Turnkey   construction   contracts  between  Siemens
                            and  Raba-Com  Rt.  and Kelet-Nograd Com Rt.(6)
           (10)(a)(a)       Master  Agreement,  dated  May  31,  1995,  between
                            the  Registrant  and  CU  CapitalCorp. (4)
           (10)(b)(b)       Loan Agreement (which includes the form of the Note
                            as Exhibit I thereto),  dated May 31, 1995, between
                            the Registrant and CU CapitalCorp. (7)
           (10)(c)(c)       Warrant, dated May 31, 1995, granted by the
                            Registrant to CU CapitalCorp.(7)
           (10)(d)(d)       Stock Pledge  Agreement,  dated May 31, 1995,
                            between the Registrant and CU CapitalCorp.(7)
           (10)(e)(e)       Stock Option  Agreement,  dated May 31, 1995,
                            between the  Registrant and CU CapitalCorp.(7)
           (10)(f)(f)       Registration  Agreement,  dated May 31, 1995,
                            between the  Registrant and CU CapitalCorp.(7)
           (10)(g)(g)       Management  Services  Agreement,  dated May 31, 1995
                            between the Registrant and Citizens International
                            Management Services Company (7)
           (10)(h)(h)       Voting  Agreement,   dated  May  31, 1995,  between
                            CU  CapitalCorp.   and Robert Genova (7)
           (10)(i)(i)       Voting  Agreement,  dated May 31,  1995,  between
                            CU  CapitalCorp.  and Frank R. Cohen (7)
           (10)(j)(j)       Voting  Agreement,  dated May 31,  1995,  between
                            CU  CapitalCorp.  and Peter E. Klenner (7)
           (10)(k)(k)       Agreement In  Principle,  dated as of July 31, 1995
                            between  the  Registrant,  Alcatel  Austria  AG, US
                            Telecom, Inc., and Central Euro TeleKom, Inc.(8)
           (10)(o)(o)       Stock  Purchase  Agreement,   dated  as  of  August
                            31,  1995,  between  the Registrant,  Alcatel
                            Austria AG, US Telecom  East,  Inc.,  and Central
                            Euro Telekom, Inc.950
           (10)(p)(p)       Agreement  to Amend and  Restate,  dated  September
                            28,  1995,  between  the Registrant and CU
                            CapitalCorp.(10)
           (10)(q)(q)       Amended and  Restated  Stock  Pledge  Agreement,
                            dated  September 28,  1995, between the Registrant
                            and CU CapitalCorp.(10)
           (10)(r)(r)       Second  Stock  Option  Agreement,  dated  September
                            28,  1995,  between  the Registrant and CU
                            CapitalCorp.(10)
           (10)(s)(s)       First Amendment to Management Services  Agreement,
                            dated September 28, 1995, between  the  Registrant
                            and  Citizens  International   Management  Services
                            Company (10)
           (10)(t)(t)       Second  Agreement to Amend and Restate,  dated
                            October 30, 1995,  between the Registrant and CU
                            CapitalCorp.(11)
           (10)(u)(u)       Amended and Restated  Loan  Agreement,  dated
                            October 30, 1995,  between the Registrant and CU
                            CapitalCorp.  (which  includes the form of the
                            Amended and  Restated Promissory Note as Exhibit I
                            thereto) (6)
           (10)(v)(v)       Second  Amended  and  Restated  Pledge  Agreement,
                            dated  October 30,  1995, between the Registrant and
                            CU CapitalCorp.(11)
           (10)(w)(w)       Employment  Agreement  dated  November  29, 1994
                            between the  Registrant  and Robert Genova,*
           (10)(x)(x)       Employment  Agreement  dated  November  29, 1994
                            between the  Registrant  and Frank R. Cohen**
           (10)(y)(y)       Concession Agreement dated May 10, 1994 between the
                            Ministry of Transportation,  Telecommunications and
                            Water  Management  of the  Republic  of Hungary and
                            Raba-Com Rt.12
           (10)(z)(z)       Concession Agreement dated May 10, 1994 between the
                            Ministry of Transportation,  Telecommunications and
                            Water  Management  of the  Republic  of Hungary and
                            Kelet-Nograd Com Rt.12
           99   (a)         Press Release issued by the Registrant on
                            May 15, 1995 (7)
           99   (b)         Press Release issued by the Registrant on
                            August 3, 1995 (8)
           99   (c)         Press Release issued by the Registrant on
                            September 5, 1995 (9)

    (1) Filed with the Registrant's Registration Statement on Form SB-2 dated October 20, 1992, as amended (Registration No. 33-53582-NY as amended).

    (2) Filed with Current Report on Form 8-K for May 4, 1994.

    (3) Filed with Current Report on Form 8-K for February 17, 1994.

    (4) Filed with Form 10-KSB for the year ended December 31, 1993.

    (5) Filed with the Registrant's Registration Statement on Form SB-2 dated October 27, 1994, as amended(Registration No. 33-80676, as amended).

    (6) Filed with Form 10-KSB for the year ended December 31, 1994.

    (7) Filed with Current Report on Form 8-K for May 31, 1995.

    (8) Filed with Current Report on Form 8-K for August 31, 1995.

    (9) Filed with Current Report on Form 8-K for October 30, 1995.

    (10)Filed with Current Report on Form 8-K for September 28, 1995.

    (11)Filed with Current Report on Form 8-K for October 30, 1995.

    (12)Filed with Current Report on Form 8-K for February 28, 1994.

     *Filed as Exhibit 10(b)(b) to the Registrant's Form 10-QSB for the quarter ended June 30, 1995.

     **Filed as Exhibit 10(c)(c) to the Registrant's Form 10-QSB for the quarter ended June 30, 1995.








                [THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

            (b)   Reports on Form 8-K

            The following Current Reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1995:

                    Date Filed                           Description

                  August 4, 1995            Agreement in Principle with
                                            Alcatel   Austria   AG  et  al  with
                                            respect to Papatel and  Hungarotel
                                            stock purchases

                  September 5,  1995        Stock Purchase  Agreement with
                                            Alcatel Austria AG et al with
                                            respect to Papatel and  Hungarotel
                                            stock purchases

            The following Current Reports on Form 8-K were filed by the Registrant subsequent to September 30, 1995 but prior to the filing of this quarterly report on Form 10-Q:

                    Date Filed                                Description

                  October 6, 1995           Agreement   to  Amend  and   Restate
                                            and related agreements,    with  CU
                                            CapitalCorp.   or Citizens
                                            International  Management Services
                                            Company

                  November 3, 1995          Second  Agreement  to Amend and
                                            Restate, and related agreements,
                                            with CU CapitalCorp.

                  November  20,  1995       Ministry  acceptance  of  tender
                                            bids by Kelet-Nograd Com and
                                            Raba-Com.

                  November  20, 1995        Kelet-Nograd  Com  purchase of
                                            assets from Matav.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 20th day of November 1995.



                                             HUNGARIAN TELEPHONE AND CABLE CORP.





                                            By:/s/ Frank R. Cohen
                                            Frank R. Cohen
                                            Treasurer and Chief Financial
                                            Officer