Form 10-Q
period 1996-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 1996-08-19
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                  For the quarterly period ended June 30, 1996

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996    Commission file number 1-11484
                               -------------                          --------

                       HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact name of registrant as specified in its charter)


             Delaware                               13-652685
- -------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


                  100 First Stamford Place, Stamford, CT 06902
                         (Address of principal executive
                                    offices)
                                  (203)348-9069
               Registrant's telephone number, including area code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.


       Yes  X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the lastest possible date:




Common Stock, $.001 par  value                        4,166,626 Shares
- ------------------------------                        ----------------
          (Class)                    (Outstanding at August 19, 1996 )

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


                                Table of Contents


Part I.  Financial Information                                      Page No.

         Consolidated Condensed Balance Sheets                          2

         Consolidated Condensed Statements of Operations                3

         Consolidated Condensed Statements of Stockholders' Equity      4

         Consolidated Condensed Statements of Cash Flows                5

         Notes to Consolidated Condensed Financial Statements           6

         Management's  Discussion and Analysis of Financial Condition   9
         and Results of Operations

Part II. Other Information                                             16

Signature                                                              18

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                 Assets  June 30, 1996         December 31, 1995
                                 ------  -------------         -----------------
                                         (unaudited)
Current assets:
    Cash and cash equivalents             $      19,327         $        16,192
    Restricted cash                               2,164                   1,757
    Accounts receivable                           4,582                   1,399
    VAT receivable, net                           5,438                   4,432
    Prepayments and other                            34                     131
    Other current assets                          1,817                   1,598
                                            -----------             -----------
             Total current assets                33,362                  25,509
                                            -----------             -----------
Property, plant, and equipment                   63,410                  55,353
Less accumulated depreciation                     2,435                   1,131
                                            -----------             -----------
             Property, plant and equipment,
                net                              60,975                  54,222
                                            -----------             -----------
Goodwill and intangibles, less accumulated
   amortization                                  15,368                  19,768
Other assets                                      1,963                   6,570
Construction deposits                             7,702                   4,318
                                            -----------             -----------
Total assets $                                  119,370         $       110,387
                                          =============             ===========

                          Liabilities and Stockholders' Equity
                          ------------------------------------
Current liabilities:
    Current installments of long-term debt $       9,235         $        9,699
    Short term loans                              70,773                 33,982
    Accounts payable                               5,557                  8,835
    Due to related parties                         5,004                  3,075
    Accruals                                       2,060                  5,564
    Other current liabilities                      6,387                  2,253
                                             -----------             -----------
             Total current liabilities            99,016                 63,408
Long-term debt, excluding current installments    25,430                 23,467
Advance subscriber payments, long term                 0                  2,136
                                             -----------             -----------
             Total liabilities                   124,446                 89,011
                                             -----------             -----------
Commitments and contingencies
Minority interest                                  2,295                  5,637
                                             -----------             -----------
Stockholders' equity:
    Common stock, $.001 par value. Authorized
        10,000,000 shares; issued 4,166,626 shares
        in 1996 and 4,015,039 shares in 1995           3                      4
    Additional  paid-in capital                   46,834                 45,358
    Accumulated deficit                          (47,582)               (26,192)
    Foreign currency translation adjustment       (5,750)                (2,381)
    Deferred compensation                           (876)                (1,050)
                                             ------------            -----------
             Total stockholders' equity           (7,371)                15,739
                                             ------------            -----------
Total liabilities and stockholders equity  $     119,370            $   110,387
                                             ===========            ===========


See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
        For the Three and Six Month Periods Ended June 30, 1996 and 1995
                        ( In thousands, except share and
                          per share data) ( Unaudited )



                                            Three Months Ended                 Six Months Ended
                                                 June 30,                         June 30,
                                          ------------------------               --------------
                                             1996          1995               1996            1995
TELEPHONE SERVICES REVENUES, NET        $   4,534   $        832         $     9,693    $     1,239
Operating expenses:
    Operating and maintenance expenses      6,510          5,342              11,474          6,676
    Depreciation and amortisation             924            309               1,917            765
    Management fees                         2,011            466               3,353            888
                                          -------         ------             -------        -------
    Total Operating Expenses                9,445          6,117              16,744          8,329
                                          -------         ------             -------        -------
LOSS FROM OPERATIONS                       (4,911)        (5,285)             (7,051)        (7,090)
Other income (expenses):
    Foreign exchange losses                  (178)        (1,468)             (1,590)        (1,146)
    Interest expense                       (3,944)          (664)             (6,881)          (909)
    Interest income                           700            268                 892            404
    Other, net                                247                                459
                                          -------         ------             -------

LOSS BEFORE MINORITY INTEREST              (8,086)        (7,149)           (14,171)         (8,741)

MINORITY INTEREST                             649            994                 967          1,368
                                          -------         ------             -------        -------

LOSS BEFORE EXTRAORDINARY ITEMS            (7,437)        (6,155)            (13,204)        (7,373)

EXTRAORDINARY ITEM                         (8,186)                            (8,186)
                                          --------        -------           ---------


NET LOSS                               $  (15,623)    $   (6,155)        $   (21,390)   $    (7,373)
                                          ========        =======           =========       ========


LOSS PER SHARE OF COMMON STOCK

    BEFORE EXTRAORDINARY ITEM          $      1.76    $       2.17       $       3.18   $       2.65

    EXTRAORDINARY ITEM                 $      1.94                       $       1.97
                                          --------         -------            -------       --------
    NET LOSS $                              (3.70)    $      (2.17)      $      (5.15)  $      (2.65)
                                        ==========         =========          =========      =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 4,215,106       2,830,471          4,148,039      2,777,744
                                          =========       =========          =========      =========



See accompanying notes to consolidated condensed financial statements.


                                                                            Foreign
                                                    Additional             Currency                   Total
                                            Common   Paid-in  Accumulated Translation  Deferred   Stockholders
                                 Shares      Stock   Capital    Deficit   Adjustment   Compensation  Equity
- --------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995    4,015,039  $     4   45,358   (26,192)    (2,381)     (1,050)         $ 15,739

Common stock issuance              250,000             3,219                                              3,219

Exercise of warrants                 3,016                31                                                 31

Cancellation of shares            (101,429)      (1)  (1,774)                                            (1,775)

Net loss                                                       (21,390)                                 (21,390)

Foreign currency translation adjustment                                    (3,369)                       (3,369)

Earned compensation                                                                       174               174
                                 ---------        -   ------   --------    -------       ----           -------
Balances at June 30, 1996        4,166,626  $     3   46,834   (47,582)    (5,750)       (876)        $  (7,371)
                                 =========        =   ======   ========    =======       =====          =======



See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
              For the Six Month Period Ended June 30, 1996 and 1995
                                 (In thousands)
                                  ( Unaudited )

                                                    1996                  1995
                                                    ----                  ----

Net cash used in operating activities      $     (11,928)        $        2,961
                                               ----------             ---------

Cash flows from investing activities:
     Acquisition of property and equipment       (13,679)               (12,721)
     Cash received from sale of subsidiaries
          stock                                                           1,464

     Acquisition of interests in subsidiaries       (330)                   293
     Adjustment of minority interest                                     (1,382)
     Adjustment of Company's share of the excess of
        proceeds over book value of subsidiaries'
         shares purchased by Telecom Danmark                               (737)
     (Increase) decrease in intangible assets       (731)                   404
     Loan receivable                                                        (11)
                                                ---------             ----------

Net cash used in investing activities            (14,740)               (12,690)
                                               ----------             ----------
Cash flows from financing activities:
     Borrowings under long-term debt               1,499                  8,531
     Proceeds from short term loans               78,773                    354
     Proceeds from issuance of common stock                               1,220
     Repayment of short term loans               (50,752)
     Increase in amount payable to related party                            511
                                                ---------              ---------
         Net cash provided by financing
            activities                             29,520                10,616
                                                ---------              ---------
Effect of foreign exchange rate  changes on cash      283                   128
                                                ---------              ---------

Net increase (decrease) in cash and cash
    equivalents                                     3,135                 1,015
Cash and cash equivalents at beginning of period   16,192                 6,966
                                                ---------              ---------
Cash and cash equivalents at end of period $       19,327         $       7,981
                                                =========              =========


See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                   (unaudited)


       (1)    Basis of Presentation

              The accompanying condensed consolidated financial statements have been prepared without audit and, in the opinion of management include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

       (2)    Cash and Cash Equivalents and Restricted Cash

              (a)  Cash and Cash Equivalents:
                   At June 30, 1996 cash of $3,038,000 denominated in U.S. dollars was on deposit with a major money center bank and in a U.S. Treasury money market fund, in the United States. In addition, at June 30, 1996 $16,289,000 ($9,002,000 denominated in U.S. dollars, the equivalent of $556,000 denominated in German Deutsche Marks and the equivalent of $6,731,000 denominated in Hungarian Forints) was on deposit with Hungarian government-owned banks and a foreign bank in Hungary.

             (b)   Restricted Cash:
                   At June 30, 1996, approximately $2,164,000 of cash denominated in Hungarian Forints was restricted under concession contract fulfillment guarantees with restrictions to be removed principally upon the successful attainment of certain operational requirements as prescribed in the concession agreements. The Company expects to satisfy the operational requirements in 1996 and therefore the restricted cash is shown as a current asset.

       (3)    Related Parties

              Due to related parties of $5,004,000 at June 30, 1996 is comprised of the following: $33,000 due to Hungarian Teleconstruct Corp. ("Teleconstruct") for rent and other services, plus interest; $1,556,000 due to TeleDanmark A/S ("TDI") for management fees accrued under the management agreement; and $3,415,000 due to Citizens Utilities Company ("Citizens") for reimbursable management costs and management fees accrued under the management services agreement .

              Included in other assets at June 30, 1996 is a deposit of $250,000 paid to Teleconstruct for the purchase of a residential apartment for which title passed to the company subsequent to the period end, and $250,000 due from a former director of the Company for funds advanced on a personal mortgage.

              The Company purchased from Teleconstruct the premises used as offices by the Company and its subsidiary HTCC Consulting Rt. in Budapest, Hungary for a price of $393,000.

              The  Company  also  paid  legal  fees  to  a  former   officer  of
              approximately $71,000, during the six months ended June 30, 1996, and a further $75,000 on July 1, 1996.

              Included in long term debt at June 30, 1996 is approximately $6.0 million borrowed from TDI by subsidiaries under a subordinated loan agreement.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

       (4)    Credit Facility

              On March 29, 1996, the Company entered into a $75.0 million Secured Term Loan Credit Facility ("Credit Facility") and, together with HTCC Consulting, a related Pledge and Security Agreement with Citicorp North America, Inc. Advances under the Credit Facility may be requested through December 31, 1996. The Credit Facility will bear interest rates of 4.5% and 3.5% above LIBOR or Citicorp's announced base rate, respectively at the Company's option, up to June 30, 1996. The spreadsover LIBOR and Citicorp's announced base rate will increase by 1% per quarter until maturity on December 31, 1996. As of June 30, 1996, the Company used $70,773,000 from the Credit Facility to repay all the funds advanced or guaranteed by Citizens and Chemical Bank pursuant to the Citizens Loan Agreement, and to meet contractual commitments to contractors pursuant to construction contracts. In April, 1996, the Company recorded an extraordinary loss for a non-cash charge of approximately $8.2 million representing the write off of the remaining unamortized deferred financing costs pertaining to the Citizens Loan Agreement.

              The Company has engaged two investment banks to serve as underwriters for the placement of approximately $125 million of debt securities of the Company, such underwriting is anticipated to close in the second half of 1996.

       (5)    Construction Commitments

              In September of 1994 Kelet-Nograd Com entered into local telephone contracts with unrelated corporations to provide their respective services. Re-negotiations of the largest contract have resulted in a cancellation of a significant portion of the contract scope of work under the original contract and a negotiation of a new contract to perform the portion cancelled under the original contract. This change has resulted in a cost saving to Kelet-Nograd Com. The new contract is anticipated to be signed by mid-September 1996. The contracts, including the renegotiations, totalled approximately $33.5 million. Approximately $4.5 million, was paid in advance under the original contract. The balance sheet as of June 30, 1996 included $2.8 million of remaining advance payments to be applied against future contract invoices.

              On May 10, 1996, Papa es Tersege Telefon Koncesszios Rt ("Papatel") entered into a contract with an unrelated corporation which provides for the construction of a local telephone exchange in its service area on a turnkey basis, at a fixed price of approximately $13.2 million. Included in the contract price is $
              2.0 million in settlement of the contractors claims for work performed prior to the acquisition of Papatel. Of this $2.0 million, $1.3 million was recorded at the acquisition date and the remaining $0.7 million has been reflected as an increase in goodwill. The contract requires full completion of construction in 1996.

              In addition, on June 3, 1996, Papatel entered into a contract with an unrelated corporation to provide a local telephone network with capacity of 2,500 lines in the Papa primary region at a fixed price of $2.9 million. The contract requires 100% completion by the end of 1996.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                   (unaudited)



              On May 23, 1996, Hungarotel Tavkozlesi Rt ("Hungarotel") entered into a contract with an unrelated corporation to provide for construction of a telephone network with capacity of 11,000 lines in its Oroshaza service area at a fixed price of $14.2 million. The contract requires 60% completion by December 31, 1996 and 100% completion by the end of February 1997.

              In addition, on June 28, 1996, Hungarotel entered into a contract with an unrelated corporation to provide for the construction of a telephone network with a capacity of 40,000 lines in its
              Bekescsaba service area at a fixed price of $45.0 million. The contract requires installation of 14,000 lines by December 31, 1996, and the remaining 26,000 additional lines by December 31, 1997. Financing will be provided by the contractor for the entire contract amount. The financing agreement requires repayment in 19 quarterly installments commencing on March 31, 1998 with the final payment due December 31, 2002. Interest will be charged at a variable rate computed as the weighted average of the 6 and 12 month Hungarian National Treasury Bill interest rate for each quarter plus 2.5%. Interest payments may be deferred until December 31, 1997.

              The Company has paid $7.7 million at June 30, 1996 as advanced payments on construction contracts. The construction contracts are denominated in U.S. dollars or Deutsche Marks and are invoiced and payable in equivalent HUF amounts.

       (6)    Subsequent Event

              On July 26, 1996, the Company entered into Termination and Release Agreements, Consulting Agreements and Non-competition Agreements with its former Chief Executive and Chairman of the Board of Directors, former Vice Chairman of the Board of Directors, and former Chief Financial Officer, Treasurer, Secretary and Director. Pursuant to these agreements, the Company has agreed to make payments for severance, consulting fees and non-compete agreements amounting to $7.25 million, in equal monthly instalments over a 72 month period commencing August 31, 1996. These commitments are secured on letters of credit, guaranteed by the Company.

              The Company will record a charge in the three month period ending September 30, 1996 related to these agreements.

       (7)    Acquisition Adjustment

              On May 21, 1996, the Company and Central Euro TeleKom ( CET ) entered into a Settlement Agreement whereby the number of shares to be issued to CET in connection with the acquisitions of Hungarotel and Papatel was reduced based upon certain post-closing purchase price adjustments. Pursuant to the Settlement Agreement, the number of shares was reduced by 101,429. The reduction in purchase price was reflected as a reduction to goodwill and the reduction in the number of shares was reflected as a reduction to common stock and additional paid-in-capital.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                    Part I. FINANCIAL INFORMATION (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Three Months Ended June 30, 1996 Compared With Three Months Ended June 30, 1995

Net Revenues

         The Company recorded net revenues of $4.5 million for the three months ended June 30, 1996 as compared to $0.8 million for the three months ended June 30, 1996, an increase of approximately $3.7 million.

         Measured service revenues increased $3.9 million from $1.0 million for the three months ended June 30, 1995 to $4.9 million for the three months ended June 30, 1996, which was partially offset by an increase in net interconnect charges of $1.6 million from approximately $0.4 million for the three months ended June 30, 1995 to $2.1 million for the three months ended June 30, 1996. This increase in measured service revenues was the result of a 365% increase in average access lines in service to 72,489 as compared to 15,582 access lines in the comparable three-month period. The principal reason for this significant increase in lines was the addition of 44,414 lines in the Hungarotel and Papatel areas which were acquired from Matav on December 31, 1995. Measured service revenues also increased due to increased average rates and call volume for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

         The Company recognized $1.5 million of revenues from connection and monthly subscription fees during the three months ended June 30, 1996 as compared to $0.2 million for the three months ended June 30, 1995. The principal reasons for this increase relate to the addition of subscription fees from Hungarotel and Papatel, which were not owned by the Company in the prior period, and the Company's ongoing network construction program in all of the operating areas which resulted in the connection of 2,641 subscribers in the three months ended June 30, 1996 as compared to the connection of 70 subscribers in the three months ended June 30 ,1995. Subscription fees also increased due to a 34.1% increase in monthly Hungarian Forint subscription rates offset by the devaluation of the Hungarian Forint versus the U.S. Dollar.

         Other revenues increased to $199 thousand in the three months ended June 30, 1996 as compared to $35 thousand in the comparable 1995 period. This increase reflects additional revenues from the provision of direct lines, telephone leasing and telephone sales.

Operating and Maintenance Expenses

         Operating and maintenance expenses for the three months ended June 30, 1996 increased $1.2 million, or 21.9%, to $6.5 million as compared to $5.3 million for the comparable 1995 period. The $5.3 million of operating expenses incurred in the period ended June 30, 1995 included $3.3 million of deferred stock compensation and $0.6 million of asset write-downs. Included in operating and maintenance expenses for the three months ended June 30, 1996 was deferred stock compensation of $0.1 million. All of these were non-cash charges. Operating and maintenance expenses adjusted to remove the effect of the deferred stock compensation and asset write-downs were $1.4 million and $6.4 million for the three months ended June 30, 1995 and 1996, respectively. The reasons for the increase in adjusted operating expenses include $ 2.1 million attributable to the inclusion of Hungarotel and Papatel, $0.2 million attributable to additional maintenance expenses in KNC and Raba-Com which had 9,936 more access lines in operation during the 1996 period, and $2.7 million attributable to additional expenses incurred by the Company to meet its increased managerial requirements. On a per line basis, however, adjusted maintenance expenses decreased from $90 per average access line for the three months ended June 30, 1995 to $88 for the three months ended June 30, 1996 as the Company achieved productivity improvements, including the decreased use of labor intensive manual switchboards and the increased use of modern switching technology.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                    Part I. FINANCIAL INFORMATION (Continued)



Depreciation and Amortization

         Depreciation and amortization charges increased $0.6 million to $0.9 million for the three months ended June 30, 1996 as compared to $0.3 million for the comparable 1995 period. This increase was due to the increase in the value of plant and lines in operation, including the additional 47,895 average lines in Papatel and Hungarotel, during the three months ended June 30, 1996 as compared to the previous period. As the Company proceeds with its capital expenditure programs in each of the operating areas, it believes that depreciation and amortization expenses will increase as more assets are placed into operation.

Management Fees

         Management fees payable to Citizens and Tele Danmark, pursuant to their respective management agreements, increased $1.5 million to $2.0 million for the three months ended June 30, 1996 from $0.5 million for the comparable 1995 period. Citizens' monthly management fees commenced July 1, 1995 and, for the three months ended June 30, 1996, amounted to $1.6 million, of which $0.8 million was for reimbursable costs.

Loss from Operations

         Loss from operations decreased by $0.4 million to $4.9 million for the three months ended June 30, 1996 from $5.3 million for the three months ended June 30, 1995. This decrease was principally due to the $0.7 million of income from operations contributed by Hungarotel which was acquired December 31, 1995.

Foreign Exchange Losses

         Foreign exchange losses decreased $1.3 million from $1.5 million for the three months ended June 30, 1995 to $0.2 million for the three months ended June 30, 1996. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark. The Company has incurred debt and other obligations which are denominated in U.S. Dollars and German Marks in order to commence the construction of its telecommunication networks. During the three months ended June 30, 1996, the Hungarian Forint devalued against a basket of major currencies by 4.3% as compared to 5.1% in the three months ended June 30, 1995. The decrease in foreign exchange loss was primarily attributable to the reduced devaluation of the Hungarian Forint in the 1996 period and an adjustment in the June 30, 1995 quarter of $1.1 million to record the exchange loss on a contract entered into in the period at historic exchange rates. It is the policy of the National Bank of Hungary to continue to devalue the Hungarian Forint in order to ensure its relative competitiveness. For the remainder of 1996, the National Bank of Hungary has announced that it will manage the devaluation of the Hungarian Forint against a basket of major currencies at a 1.2% rate per month. Since a substantial portion of the Company's liabilities are denominated in currencies other than the Hungarian Forint, the Company expects to continue to incur additional foreign currency losses in the future.

Net Interest Expense

         Net interest expense increased $3.2 million to $3.9 million for the three months ended June 30, 1996 as compared to $0.7 million for the three months ended June 30, 1995. The principal reason for this increase was attributable to higher average debt levels in the three months ended June 30, 1996 as compared to the comparable 1995 period as the Company incurred indebtedness in order to commence the construction of its telecommunications networks. An increase in interest income of $0.4 million from $0.3 million for the three month period ended June 30, 1995 to $0.7 million for the three month period ended June 30, 1996 was due to higher average cash balances. The average rate of interest accrued by the Company on its indebtedness decreased from 23.1% for the three months ended June 30, 1995 to 14.8% for the three months ended June 30, 1996 as the proportion of U.S dollar denominated debt increased in the 1996 period.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                    Part I. FINANCIAL INFORMATION (Continued)

Other

         Other income increased from nil for the three months ended June 30, 1995 to $0.2 million for the three months ended June 30, 1996 principally due to income from ancillary activities and the sale of non-operating assets.

Loss Before Extraordinary Item

         As a result of the factors discussed above, loss before extraordinary items increased $1.2 million to $7.4 million for the three months ended June 30, 1996 from $6.2 million for the three months ended June 30, 1995.

Extraordinary Item

         For the three months ended June 30, 1996, the Company recorded an extraordinary item for a non-cash charge of $8.2 million related to the write-off of the remaining unamortized deferred financing costs pertaining to the Citizens Loan Agreement, on repayment of the relevant loan.

Net Loss
         As a result of the factors discussed above, for the three months ended June 30, 1996, the Company recorded a net loss of $15.6 million as compared to a net loss of $6.2 million for the period ended June 30, 1995.

Six Months Ended June 30, 1996 Compared With Six Months Ended June 30, 1995

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                    Part I. FINANCIAL INFORMATION (Continued)


         Net revenues for the six months ended June 30, 1996 were approximately $9.7 million as compared to approximately $1.2 million for the six months ended June 30, 1995, an increase of $8.5 million, or 708%.

         Measured service revenues increased $8.5 million from $1.5 million for the six months ended June 30, 1995 to $10.0 million for the six months ended June 30, 1996, which was partially offset by an increase in net interconnect charges of $3.6 million from approximately $0.6 million for the six months ended June 30, 1995 to $4.2 million for the six months ended June 30, 1996. This increase in measured service revenues reflects a 524% increase in average access lines in service to 69,936 as compared to11,206 access lines in the comparable six-month period. The principal reason for this significant increase in lines was that the Company commenced operations in Raba-Com on January 1, 1995, in KNC on March 1, 1995 and in Hungarotel and Papatel on December 31, 1995. Results for the six month period ended June 30, 1995 only include six months of operations for Raba-Com and four months of operations for KNC as compared to the six months ended June 30, 1996, which include the results of operations for all four of the Company's operating subsidiaries for the entire period. Measured service revenues also increased due to increased average rates and call volume for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a result, net measured service revenues per average access line increased $12 from $71 per average access line for the six months ended June 30, 1995 to $83 for the six months ended June 30, 1996.

         The Company recognized $3.2 million of revenues from connection and monthly subscription fees during the six months ended June 30, 1996 as compared to $0.3 million for the six months ended June 30, 1995, an increase of $2.9 million. The principal reason for this increase relates to the Company's ongoing network construction program in all of the Operating Areas which resulted in the connection of 9,653 subscribers in the six months ended June 30, 1996 as compared to the connection of 70 subscribers in the six months ended June 30 ,1995. Subscription fees also increased due to the greater average number of access lines in operation during the six months ended June 30, 1996 and a 34.1% increase in monthly Hungarian Forint subscription rates offset by the devaluation of the Hungarian Forint versus the U.S. Dollar.

         Other revenues increased to $0.7 million for the six months ended June 30, 1996 as compared to $0.1 million for the comparable 1995 period. This increase reflects additional revenues from the provision of direct lines, telephone leasing and telephone sales.

Operating and Maintenance Expenses

         Operating and maintenance expenses for the six months ended June 30, 1996 increased $4.8 million, or 72%, to $11.5 million as compared to $6.7 million for the comparable 1995 period. The $6.7 million of operating and maintenance expenses incurred in the period ended June 30, 1995 includes $3.6 million of deferred stock compensation and $0.6 million of asset write-downs. Included in operating and maintenance expenses for the six months ended June 30, 1996 was deferred stock compensation of $0.2 million and asset write-downs of $0.6 million All of these items were non-cash charges. Operating and maintenance expenses adjusted to remove the effect of the deferred stock compensation and asset write-downs increased $8.2 million to $10.7 million as compared to $2.5 million for the comparable 1995 period. The reasons for this increase relate primarily to the inclusion of results for all four operating subsidiaries as discussed above, which resulted in an increase in the number of average access line in operation of 58,730. On a per line basis, however, adjusted operating and maintenance expenses decreased from $223 per average access line for the six months ended June 30, 1995 to $153 for the six months ended June 30, 1996 as high labor cost manual switchboards were eliminated and the use of modern digital switching technology was increased.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                    Part I. FINANCIAL INFORMATION (Continued)

Depreciation and Amortization

         Depreciation and amortization charges increased $1.1 million to $1.9 million in the six months ended June 30, 1996 as compared to $0.8 million for the comparable 1995 period. This increase stems from the fact that the Company had significantly more fixed assets in operation as there were 58,730 more lines in operation, including 46,911 additional average lines in Papatel and Hungarotel, during the six months ended June 30, 1996 as compared to the previous period. As the Company proceeds with its capital expenditure programs in each of the Operating Areas, it believes that depreciation and amortization expenses will increase as more assets are placed into operation.

Management Fees

         Management fees payable to Citizens and Tele Danmark, pursuant to their respective management agreements, increased $2.5 million to $3.4 million for the six months ended June 30, 1996 from $0.9 million for the comparable 1995 period, principally because fees to Citizens commenced July 1, 1995.

Loss from Operations

         Loss from operations remained unchanged at $7.1 million for both the six months ended June 30, 1995 and 1996. The operating loss in the 1996 period was principally due to additional expenses incurred by the Company to expand management, project oversight, engineering design and systems which will be needed to achieve rapid line growth and revenue increases, and provide for the introduction and control of new services.

Foreign Exchange Losses

         Foreign exchange losses increased $0.5 million from $1.1 million for the six months ended June 30, 1995 to $1.6 million for the six months ended June 30, 1996. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark. The Company has incurred debt and other obligations which are denominated in U.S. Dollars and German Marks in order to commence the construction of its telecommunication networks. During the six months ended June 30, 1996, the Hungarian Forint devalued against a basket of major currencies by 4.3%. It is the policy of the National Bank of Hungary to continue to devalue the Hungarian Forint in order to ensure its relative competitiveness. For the remainder of 1996, the National Bank of Hungary has announced that it will manage the devaluation of the Hungarian Forint at a 1.2% rate per month. Since a substantial portion of the Company's liabilities are denominated in currencies other than the Hungarian Forint, the Company expects to continue to incur additional foreign currency losses in the future.

Net Interest Expense

         Net interest expense increased $6.0 million to $6.9 million for the six months ended June 30, 1996 as compared to $0.9 million for the six months ended June 30, 1995. The principal reason for this increase was attributable to higher average debt levels in the six months ended June 30, 1996 as compared to the comparable 1995 period as the Company incurred indebtedness in order to commence the construction of its telecommunications networks. Interest income increased from $0.4 million for the six month period ended June 30, 1995 to $0.9 million for the six month period ended June 30, 1995 due to higher average cash balances. The average rate of interest accrued by the Company on its indebtedness decreased to 16.0% for the six months ended June 30, 1996 as compared to 21.6% for the six months ended June 30, 1995, as the proportion of US dollar denominated debt increased.

Other

         Other income increased from nil for the six months ended June 30, 1995 to $0.5 million for the six months ended June 30, 1996 principally due to income from ancillary activities and the sale of non-operating assets.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                    Part I. FINANCIAL INFORMATION (Continued)


Loss Before Extraordinary Item

         As a result of the factors discussed above,  loss before  extraordinary item increased $5.8 million to $13.2 million for the six months ended June 30, 1996 from $7.4 million for the six months ended June 30, 1995.

Extraordinary Item

         For the six months ended June 30, 1996, the Company recorded an extraordinary item for a non-cash charge of $8.2 million related to the write-off of the remaining unamortized deferred financing costs pertaining to the Citizens Loan Agreement, on repayment of the relevant loan.

Net Loss

         As a result of the factors discussed above, for the six months ended June 30, 1996, the Company recorded a net loss of $21.4 million as compared to a net loss of $15.6 million for the period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company was considered a development stage company through March 31, 1995. It has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the Company's operating areas requires significant capital expenditures. These expenditures, together with associated operating expenses, will continue to result in substantial cash requirements at least until a customer base large enough to provide sufficient revenues and operating cash flow is established.

         On March 20, 1996, the Company entered into a $75.0 million credit facility (the "Credit Facility") and, together with HTCC Consulting, a related pledge and security agreement with Citicorp North America, Inc. Advances under the Credit Facility may be requested through December 31, 1996 and will bear interest rates of 4.5% and 3.5% above LIBOR or Citicorp's announced base rate, respectively, up to June 30, 1996. Such rates will increase by 1% per quarter until maturity on December 31, 1996. On April 3, 1996, the Company used $50.8 million from the Credit Facility to repay all the funds advanced or guaranteed by Citizens Utilities, Inc.("Citizens") and Chemical Bank. As of such date, all loan agreements with Citizens and Chemical Bank were terminated. Accordingly, in April 1996, the Company incurred a non-cash charge of approximately $8.2 million representing the remaining unamortized deferred financing costs pertaining to the loan agreements with Citizens. On June 28, 1996, the Company's Hungarotel subsidiary entered into a $45.0 million construction contract for the construction of a telephone network with a capacity of 40,000 lines in its Bekescsaba service area. Financing will be provided by the contractor for the entire contract amount. The financing agreement requires repayment in 19 quarterly installments commencing on March 31, 1998 with the final payment due December 31, 2002. Interest will be charged at a variable rate computed as the weighted average of the six and 12 month Hungarian National Treasury Bill interest rate for each quarter plus 2.5%. Interest payments may be deferred until December 31, 1997.

         In 1995, the Company  applied for network  construction  subsidies from the Hungarian government. In December 1995, certain of the Company's applications were approved, subject to certain conditions, resulting in the Company being awarded subsidies aggregating $0.9 million. The Company expects to receive such subsidies in installments in the fourth quarter of 1996 and the first quarter of 1997. One-half of such funds will be received in the form of a grant and one-half in the form of a non-interest bearing loan repayable over a three year period.

         Net cash used by operating activities as shown on the Statement of Cash Flows increased to $11.9 million for the six months ended June 30, 1996 as compared to $3.0 million for the six months ended June 30, 1995. For the six months ended June 30, 1996, the Company used $14.7 million in investing activities as compared to $12.7 million for the six months ended June 30, 1995. Of the $14.7 used through June 30, 1996, $13.7 million was used to fund the construction of the Company's telecommunications networks. Financing activities provided net cash of $10.6 million and $29.5 million for the six months ended June 30, 1995 and 1996, respectively.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                    Part I. FINANCIAL INFORMATION (Continued)

         The Company anticipates that the capital expenditures necessary to complete the modernization and construction of its networks will require approximately $45.9 million from July 1, 1996 through the end of 1996 and $43.8 million through the end of 1997. Funding for the Company's future capital requirements may include the sale of equity or debt of HTCC or one or more of the operating companies. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms, or at all.

         In order to meet its financial obligations incurred in connection with the acquisition and construction of the telecommunications networks of its operating companies and to meet ongoing operational requirements (including working capital needs), it is necessary for the Company to increase its operating cash flows. The Company believes that there will be sufficient customers in its operating areas willing and able to pay for telecommunications services. The Company's ability to generate revenues sufficient to meet its operating and other expenses will be dependent primarily on the Company's ability to meet the telecommunications needs of its existing and potential subscribers. In the meantime, shortfalls in construction funding and working capital needs may require additional financing arrangements, which could include the sale of equity or debt securities of HTCC. There can be no assurance that the Company's operations will achieve sufficient cash flows necessary to service any long-term financing that it may be able to obtain, or that the Company will be able to obtain new financing arrangements on commercially reasonable terms adequate to meet its operational needs and payment obligations.

                     The   Company   has  engaged   two   investment   banks \
to serve as underwriters for the placement of approximately $125 million of debt securities of the Company, such underwriting is anticipated to close in the second half of 1996

INFLATION AND FOREIGN CURRENCY

         For the six months ended June 30, 1996, inflation in Hungary was approximately 23.6% on an annualized basis. It is the stated policy goal of the Hungarian government to keep inflation from exceeding approximately 20% for the entire year.

         The Company's Hungarian operations generate revenues in Hungarian Forints and incur operating and other expenses, including capital expenditures, in Hungarian Forints, U.S. Dollars and German Deutsche Marks. The Company's resulting foreign currency exposure cannot be practically hedged due to the significant costs involved and the lack of a market for such hedging. In addition, certain of the Company's balance sheet accounts are expressed in foreign currencies other than the Hungarian Forint, the Company's functional currency. Accordingly, when such amounts are expressed in U.S. Dollars for reporting purposes, the Company is subject to translation adjustments, the effect of which are reflected in a component of stockholders equity.

         While the Company has the ability to increase the prices it charges for its services commensurate with increases in the Hungarian Producer Price Index ("PPI") pursuant to its license from the Hungarian government, it may choose not to implement the full amount of the increase permitted due to competitive and other concerns. In addition, the rate of increase in the Hungarian PPI may be less than the rate at which the Hungarian Forint devalues. As a result, the Company may be unable to increase its prices to the degree necessary to meet its obligation in currencies other than the Hungarian Forint.

                          PART II -- OTHER INFORMATION
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.  Legal Proceedings

                  None.

Item 2.  Changes in Securities

                  None.

Item 3.  Defaults Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security-Holders

                  a.       Annual Meeting of Shareholders on May 9, 1996.

                  b(i)     Election of Directors
                                                  FOR                  WITHHELD
                           Robert Genova       3,681,759                 58,730
                           Frank R. Cohen      3,681,259                 59,230
                           John B. Ryan        3,681,219                 59,270
                           Max Metzlaff        3,680,719                 59,770
                           Donald K. Roberton  3,680,959                 59,530
                           James H. Season     3,680,719                 59,770

                  (ii) Proposal to amend the Registrant's Certificate of Incorporation to increase the number of authorized shares of common stock thereunder from 10,000,000 to 25,000,000

                                    For:                          3,562,372
                                    Against:                        163,547
                                    Abstention:                      14,570

                  (iii) Proposal to amend the Registrant's Certificate of Incorporation to authorize the issuance of up to 5,000,000 shares of preferred stock.

                                    For:                          2,292,373
                                    Against:                        220,220
                                    Abstention:                      17,900
                                    Broker Non-Votes:             1,209,996

                  (iv) Proposal to amend the Registrant's 1992 Incentive Stock Option Plan, as amended, to increase the number of shares of the Registrant's common stock available thereunder from 250,000 to 750,000.

                                    For:                          1,388,795
                                    Against:                        309,735
                                    Abstention:                     831,963
                                    Broker Non-Votes:             1,209,996

                  (v) Ratification of the appointment of KPMG Peat Marwick LLP as auditors of the Registrant for the fiscal year ending December 31, 1996.

                                    For:                          3,723,649
                                    Against:                          5,430
                                    Abstention:                      11,410

                          PART II -- OTHER INFORMATION
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 5.  Other Information

                  None.


Item 6.  Exhibits and Reports on Form 8-K

                  a.       Exhibits

                           Exhibit 10.74 -- English translation of Contruction Contract between Papa es Tersege Telefon Koncesszios Rt. and Fazis Telecommunication System Design and Contruction Corporation dated May 10, 1996.

                           Exhibit  10.75 --  English  translation  of
                           Construction  Contract  between  Hungarotel
                           Tavkezlesi Rt. and Ericsson Kft. dated May 17, 1996.

                           Exhibit 10.76 -- English translation of Construction Contract between Papa es Tersege
                           Telefon Koncesszios Rt. and Ericsson Kft. dated May 31, 1996.

                           Exhibit  10.77 --  English  translation  of
                           Construction  Contract  between  Hungarotel
                           Tavkezlesi Rt. and Fazis Telecommunication System Design and Contruction Corporation dated June 28, 1996.

                           Exhibit 10.78 -- English translation of Amended and Restated Concession contract between Papa es Tersege Telefon Koncesszios Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as June 3, 1996.

                           Exhibit   10.79  --   English   translation   of
                           Amended   and   Restated   Concession Contract
                           between   Hungarotel   Tavkozlesi   Rt.   and  the
                           Hungarian   Ministry   for transportation,
                           Telecommunications and Water Management dated as of June 3, 1996. (Oroshaza)

                           Exhibit   10.80  --   English   translation   of
                           Amended   and   Restated Concession Contract between
                           Hungarotel   Tavkozlesi   Rt.  and  the  Hungarian
                           Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996. (Bekescsaba)

                  b.       Reports on Form 8-K

                           None.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


                                    SIGNATURE




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, on the 19th day of August 1996.






                                       HUNGARIAN TELEPHONE AND CABLE CORP.
                                       -----------------------------------
                                                     (Registrant)

                                       By :/s/James G. Morrison
                                           -------------------------------
                                           James G. Morrison
                                           President and Chief Executive Office




                                       By:/s/Andrew Nicholson
                                          --------------------------------
                                          Andrew Nicholson
                                          Controller