Form 10-Q/A
period 1996-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 1996-10-18
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                  For the quarterly period ended June 30, 1996

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996    Commission file number 1-11484
                               -------------                          --------

                       HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact name of registrant as specified in its charter)


             Delaware                               13-652685
-------------------------------           -----------------------------------
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




Common Stock, $.001 par  value                        4,166,626 Shares
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


                                                                            Foreign
                                                    Additional             Currency                   Total
                                            Common   Paid-in  Accumulated Translation  Deferred   Stockholders
                                 Shares      Stock   Capital    Deficit   Adjustment   Compensation  Equity
--------------------------------------------------------------------------------------------------------------

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