Form 10-Q
period 1996-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 1996-11-14
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                For the quarterly period ended September 30, 1996

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996
                                                  Commission file number 1-11484



                      HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact name of registrant as specified in its charter)


  Delaware                                    13-3652685
 (State or other jurisdiction of          (I.R.S. Employer Identification No.
  incorporation or organization)


                    100 First Stamford Place, Stamford, CT 06902
                       (Address of principal executive)
offices)
                                (203)348-9069
                  Registrant's telephone number, including area code



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



Common Stock, $.001 par value                    4,179,626 Shares
           (Class)                      (Outstanding at November 14, 1996)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES






                                Table of Contents



Part I. Financial Information
Consolidated  Condensed Balance  Sheets                               2
Consolidated  Condensed  Statements of Operations                     3
Consolidated Condensed Statements of Stockholders' Equity             4
Consolidated  Condensed Statements of Cash Flows                      5
Notes to Consolidated Condensed Financial Statements                  6
Management's Discussion and Analysis of Financial Condition
and Results of Operations                                            11
Part II. Other Information                                           20
Signature                                                            21

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                         Assets     September 30, 1996       December 31, 1995
                                                    ------------------       -----------------
                                                         (unaudited)


Current assets:
    Cash and cash equivalents                          $      11,049           $      16,192
    Restricted cash                                            1,838                   1,757
    Accounts receivable                                        3,236                   1,399
    VAT receivable, net                                        5,091                   4,432
    Prepayments and other                                        130                     131
    Other current assets                                       2,114                   1,598
                                                         -----------             -----------
             Total current assets                             23,458                  25,509
                                                         -----------             -----------
Property, plant, and equipment                                69,074                  55,353
Less accumulated depreciation                                  3,309                   1,131
                                                         -----------             -----------
             Property, plant and equipment, net               65,765                  54,222
                                                         -----------             -----------
Goodwill and intangibles, less accumulated amortization       14,467                  19,768
Other assets                                                     974                   6,570
Restricted cash                                                5,037
Construction deposits                                         16,344                   4,318
                                                         -----------             -----------
Total assets                                           $     126,045           $     110,387
                                                         ===========             ===========

                          Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of long-term debt             $       8,854           $       9,699
    Short-term loans                                          74,827                  33,982
    Accounts payable                                           9,303                   8,835
    Due to related parties                                     7,749                   3,075
    Accruals                                                   2,758                   5,564
    Other current liabilities                                  4,514                   2,253
                                                         -----------             -----------
             Total current liabilities                       108,005                  63,408
                                                         -----------             -----------
Long-term debt, excluding current installments                33,194                  23,467
Advance subscriber payments, long term                                                 2,136
Due to related parties                                         4,314
                                                         -----------             -----------
             Total liabilities                               145,513                  89,011
                                                         -----------             -----------
Commitments and contingencies
Minority interest                                              1,611                   5,637
Stockholders' equity:
    Common stock, $.001 par value.  Authorized
        25,000,000 shares; issued 4,171,626 shares
        in 1996 and 4,015,039 shares in 1995                       4                       4
    Additional  paid-in capital                               48,008                  45,358
    Accumulated deficit                                      (60,688)                (26,192)
    Foreign currency translation adjustment                   (7,660)                 (2,381)
    Deferred compensation                                       (743)                 (1,050)
                                                          -----------             -----------
             Total stockholders' equity                      (21,079)                 15,739
                                                          -----------             -----------
Total liabilities and stockholders equity              $     126,045           $     110,387
                                                         ============             ===========

See accompanying notes to consolidated condensed financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
     For the Three and Nine Month Periods Ended September 30, 1996 and 1995
                        ( In thousands, except share and
                          per share data) ( Unaudited )



                                            Three Months Ended                 Nine Months Ended
                                               September 30,                     September 30,
                                             1996          1995                  1996         1995


TELEPHONE SERVICES REVENUES, NET        $   5,034     $      965         $    14,727    $     2,204
Operating expenses:
    Operating and maintenance expenses      4,594          5,572              16,068         12,248
    Depreciation and amortisation           1,109            364               3,026          1,129
    Management fees                         1,476            445               4,829          1,333
    Cost of termination of former Officers
      and Directors                         6,260                              6,260
                                          -------         ------             -------         ------
        Total Operating Expenses           13,439          6,381              30,183         14,710
                                          -------         ------             -------         ------
LOSS FROM OPERATIONS                       (8,405)        (5,416)            (15,456)       (12,506)
Other income (expenses):
    Foreign exchange losses                  (506)        (1,008)             (2,096)        (2,154)
    Interest expense                       (4,265)          (583)            (11,146)        (1,492)
    Interest income                            50             80                 942            484
    Other, net                               (554)                              (95)
                                      ------------  -------------         -----------       --------
LOSS BEFORE MINORITY INTEREST             (13,680)        (6,927)           (27,851)        (15,668)

MINORITY INTEREST                             575            912               1,541          2,280
                                          -------         ------             -------         ------
LOSS BEFORE EXTRAORDINARY ITEM            (13,105)        (6,015)            (26,310)       (13,388)

EXTRAORDINARY ITEM                                                            (8,186)
                                      ------------  -------------          ----------      ---------
NET LOSS                               $  (13,105)    $   (6,015)        $   (34,496)   $   (13,388)
                                          =======         ======            ========        ========


LOSS PER SHARE OF COMMON STOCK

    BEFORE EXTRAORDINARY ITEM          $   (3.14)     $   (1.93)         $      (6.31)  $    (4.64)

    EXTRAORDINARY ITEM                 $                                 $      (1.96)
                                          -------         -------            ---------   ----------
    NET LOSS $                             (3.14)     $   (1.93)         $      (8.27)  $    (4.64)
                                       ==========         ======             ========-      =======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               4,167,006       3,116,784            4,166,610    2,887,776
                                        =========       =========            =========    =========
















See accompanying notes to consolidated condensed financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
            Consolidated Condensed Statements of Stockholders' Equity
               For the Nine Month Period Ended September 30, 1996
                        (In thousands, except share data)
                                  ( unaudited )



                                                                                       Foreign
                                                              Additional              Currency                   Total
                                                       Common   Paid-in  Accumulated Translation    Deferred Stockholders
                                            Shares      Stock   Capital    Deficit   Adjustment   Compensation  Equity
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995              4,015,039  $     4   45,358   (26,192)       (2,381)     (1,050) $  15,739

Common stock issuance                        250,000             3,219                                          3,219

Exercise of warrants                           3,016                31                                             31

Cancellation of shares                      (101,429)           (1,775)                                        (1,775)

Exercise of options                            5,000                50                                             50

Options granted in connection
with termination agreement                                       1,125                                          1,125

Net loss                                                                 (34,496)                             (34,496)

Foreign currency translation adjustment                                                 (5,279)                (5,279)

Earned compensation                                                                                    307        307
----------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1996             4,171,626  $     4   48,008   (60,688)       (7,660)       (743) $ (21,079)
                                           =========        =   ======   ========       =======       =====   ========


























See accompanying notes to consolidated condensed financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
          For the Nine Month Periods Ended September 30, 1996 and 1995
                          (In thousands) ( Unaudited )


                                                                                    1996                  1995
                                                                                    ----                  ----

Net cash used in operating activities                                       $     (20,665)        $         (313)
                                                                                ---------              ---------

Cash flows from investing activities:
     Acquisition of property and equipment                                        (32,060)               (10,208)
     Cash received from sale of subsidiaries stock                                                         1,464
     Acquisition of interests in subsidiaries                                        (330)                (2,784)
     Adjustment of minority interest                                                                         546
     Proceeds from sale of interest in affiliate                                      130                    198
     Increase in intangible assets                                                   (792)
     Loan receivable                                                                                         (11)
                                                                                ---------              ---------

Net cash used in investing activities                                             (33,052)               (10,795)
                                                                                ---------              ---------
Cash flows from financing activities:
     Borrowings under long-term debt                                                8,772                  6,258
     Proceeds from short-term loans                                                94,303                  5,562
     Proceeds from exercise of options and warrants                                    31
     Repayments of long-term debt                                                  (1,890)
     Deferred offering costs paid                                                                            (37)
     Repayment of short-term loans                                                (53,458)
                                                                                ---------              ---------
Net cash provided by financing activities                                          47,758                 11,783
                                                                                ---------              ---------
Effect of foreign exchange rate changes on cash                                       816                   (508)
                                                                                ---------              ---------
Net increase (decrease) in cash and cash equivalents                               (5,143)                   167

Cash and cash equivalents at beginning of period                                   16,192                  6,966
                                                                                ---------              ---------
Cash and cash equivalents at end of period                                 $       11,049         $        7,133
                                                                                =========              =========













See accompanying notes to consolidated condensed financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                   (unaudited)
       (1)    Basis of Presentation

              The accompanying condensed consolidated financial statements have been prepared without audit and, in the opinion of management, include all adjustments consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

       (2)    Cash and Cash Equivalents and Restricted Cash

              (a)  Cash and Cash Equivalents

                   At September 30, 1996, cash of $11,049,000 comprised the following: $11,018,000 consisting of $2,702,500 denominated in U.S. dollars, the equivalent of $16,500 denominated in German Deutsche Marks and the equivalent of $8,299,000 denominated in Hungarian Forints on deposit with Hungarian government-owned and foreign banks in Hungary, and; $31,000 on deposit in the United States.

             (b)   Restricted Cash

                   At September 30, 1996, approximately $1,838,000 of cash denominated in Hungarian Forints was restricted under concession contract fulfillment guarantees with restrictions to be removed principally upon the successful attainment of certain operational requirements as prescribed in the concession agreements. The Company expects to satisfy the operational requirements within one year and therefore the restricted cash is shown as a current asset.

                   In addition, at September 30, 1996, approximately $5,037,000 of cash denominated in U.S. Dollars was deposited in escrow accounts under terms of construction contracts.


       (3)    Related Parties

              Current and long-term amounts due to related parties totalling $12,063,000 at September 30, 1996 is comprised of the following:
              $34,000 due to Hungarian Teleconstruct Corp. ("Teleconstruct") for rent and other services, plus interest; $2,166,000 due to TeleDanmark A/S ("TDI") for management fees accrued under the management agreement; $4,929,000 due to a subsidiary of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") for reimbursable management costs and management fees accrued under the Management Services Agreement; and $4,934,000 representing payments due to former officers under separate termination agreements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                   (unaudited)


              Included in other assets at September 30, 1996 is $250,000 due from a former director of the Company for funds advanced on a personal mortgage.

              The Company purchased from Teleconstruct the premises used as offices by the Company and its subsidiary HTCC Consulting Rt. in Budapest, Hungary for a price of $393,000. The Company also purchased from Teleconstruct a residential apartment in Budapest for a price of $250,000.

              The Company paid legal fees to a former officer of approximately $146,000 during the nine months ended September 30, 1996. In addition, the Company paid approximately $201,000 in the third quarter to three former officers under separate termination agreements.

              The Company paid Citizens approximately $1.5 million in management fees and reimbursable costs during the nine months ended September 30, 1996, and an additional $5.1 million in October, 1996 under the terms of the Management Services Agreement.

              Included in long-term debt at September 30, 1996, is approximately $6.0 million borrowed from TDI by subsidiaries under subordinated loan agreements.


       (4)    Credit Facility

              On March 29, 1996, the Company entered into a $75.0 million Secured Term Loan Credit Facility ("Credit Facility") and, together with HTCC Consulting, a related Pledge and Security Agreement with Citicorp North America, Inc. As of September 30, 1996, the Company had used $74.8 million from the Credit Facility to repay all the funds advanced or guaranteed by Citizens and Chemical Bank pursuant to certain loan agreements between the
              Company  and  such  parties,  to  meet  contractual   commitments
              pursuant to construction contracts and operating expenses. In April, 1996, the Company recorded an extraordinary loss of approximately $8.2 million representing a non-cash charge relating to the write off of the remaining unamortized deferred financing costs pertaining to the Citizens Loan Agreement.

              On October 15, 1996, the Company and its subsidiaries entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank Es TakarEkpEnzto r ("Postabank"), a Hungarian commercial bank (the "Postabank Credit Facility"). Proceeds from the loan may be drawn entirely in Hungarian Forints and up to 20% of the principal may be drawn in U.S. Dollars through March 31, 1999.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

              Under the terms of the Postabank Credit Facility, drawdowns in Hungarian Forints will bear interest at a rate of 2.5% above the weighted average of the yield on six- and twelve-month discounted Hungarian treasury bills while drawdowns in U.S. Dollars will bear interest at 2.5% above LIBOR. Interest for the first two years may be deferred at the company's option. Amounts outstanding in Hungarian Forints, including any deferred interest, will be payable in 32 equal quarterly installments beginning on March 31, 1999. Amounts outstanding in U.S. Dollars will be payable in equal quarterly installments through December 31, 2002.

              Concurrently with the Postabank Credit Facility, each subsidiary entered into a Mortgage and Pledge Agreement pursuant to which each subsidiary granted a security interest to Postabank in all assets acquired or to be acquired with the funds provided by the loan. In addition, the Company and HTCC Consulting entered into a Security Agreement whereby they pledged, subject to certain consents, their respective ownership interests in each subsidiary as collateral.


              In October 1996, pursuant to the Postabank Credit Facility, the Company borrowed the equivalent of $82.3 million in Hungarian
              Forints.   Approximately  $77.2  million  of  this  amount  was
              used to repay Citicorp all funds advanced pursuant to the Credit Facility, as amended, which includes $2.0 million in fees and costs representing settlement in connection with the cancellation of the Company's proposed private placement of debt securities. The remaining $5.1 million was used to pay Citizens management fees and reimbursable costs pursuant to the Management Services Agreement with Citizens. An additional $5.6 million of the facility was used to pay loan origination fees and costs to Postabank under the terms of the loan agreement, $2 million of which will be reimbursed to the Company in equal quarterly installments over a two year period, and which will be amortized over the life of the loan facility. The remainder of the proceeds will be used to complete construction of its telecommunication networks, provide additional working capital, and refinance or repay other existing debt.

              In connection with the Postabank Credit Facility, on October 18, 1996, the Company entered into certain agreements with Citizens in consideration for, among other things, Citizens' support in obtaining the Postabank Credit Facility and fulfilling all terms under the Credit Facility. Under such agreements, the Company (i) extended to September 12, 2000 the exercise periods of a warrant and certain stock options to purchase approximately 2,500,000 million shares of common stock, (ii) granted Citizens the option to purchase an additional 875,850 shares of common stock at an exercise price of $12.75 exercisable through September 12, 2000, and (iii) agreed to a cash payment to Citizens of $750,000. As a result of these transactions and other transactions, Citizens owns approximately 19.2% of the Company's outstanding shares of common stock and has rights to purchase additional shares which would, on a fully diluted basis, enable Citizens to increase its ownership interest to 58% of the Company's common stock.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                   (unaudited)


              As a result of entering into the Postabank Credit Facility, the Company terminated all loan agreements with Citicorp in addition to the Company's proposed private placement of debt securities as noted above.


       (5)    Construction Commitments

              In September 1994, Kelet-Nograd Com ("KNC") entered into contracts with an unrelated corporation to provide for the construction of a local telephone network. The contracts, including subsequent renegotiations, total approximately $33.5 million. Construction is expected to be completed in the first quarter of 1997.

              In September 1996, KNC entered into a $1.8 million contract with an unrelated corporation to provide for additional network construction within the concession area. Construction under this contract is expected to be completed by the end of 1996.

              In May 1996 Papa es Tersege Telefon Koncesszios Rt. ("Papatel") entered into a contract with an unrelated corporation which provides for the construction of a local telephone exchange in its service area at a fixed price of approximately $13.2 million. The contract requires full completion of construction in 1996.

              In May 1996, Papatel entered into a contract with an unrelated corporation to provide additional network construction in the Po pa primary region at a fixed price of $2.9 million. The contract requires 100% completion by the end of 1996.

              In May 1996, Hungarotel To vk^zlEsi Rt. ("Hungarotel") entered into a contract with an unrelated corporation to provide for construction of a telephone network with capacity of 11,000 lines in its Orosho za service area at a fixed price of $14.2 million. The contract requires 60% completion by December 31, 1996, and 100% completion by the end of February, 1997.

              In June 1996, Hungarotel entered into a contract with an unrelated corporation to provide for the construction of a telephone network with a capacity of 40,000 lines in its BEkEscsaba service area at a fixed price of $45.0 million. The contract requires installation of 14,000 lines by December 31, 1996, and the remaining 26,000 lines by December 31, 1997. Financing will be provided by the contractor for the entire contract amount. The financing agreement requires repayment in 19 quarterly installments commencing March 31, 1998, with final payment due December 31, 2002. Interest will be charged at a variable rate computed as the weighted average of the 6 and 12 month Hungarian National Treasury Bill interest rate for each quarter plus 2.5%. Interest payments may be deferred at the Company's option until December 31, 1997.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                   (unaudited)


              The balance sheet at September 30, 1996 includes approximately $16.3 million of advanced payments on construction contracts to be applied against future contract invoices.


       (6)    Termination of Former Officers and Directors

              On July 26, 1996, the Company entered into Termination and Release Agreements, Consulting Agreements and Non-competition Agreements with its former Chief Executive and Chairman of the Board of Directors, former Vice Chairman of the Board of Directors, and former Chief Financial Officer, Treasurer, Secretary and Director. Pursuant to these agreements, the Company has agreed to make payments for severance, consulting fees and non-compete agreements amounting to $7.25 million, in equal monthly installments over a 72 month period commencing August 31, 1996. These commitments are supported by letters of credits.

              In connection with these agreements, the Company also issued options to purchase 200,000 shares of common stock at an exercise price of $14.00 per share.

              The Company has recorded a charge of approximately $6.3 million in the three month period ending September 30, 1996 related to these agreements.


       (7)    Acquisition Adjustment

              On May 21, 1996, the Company and Central Euro TeleKom, Inc. ( CET ) entered into a Settlement Agreement whereby the number of shares to be issued to CET in connection with the acquisitions of Hungarotel and Papatel was reduced based upon certain post-closing purchase price adjustments. Pursuant to the Settlement Agreement, the number of shares was reduced by 101,429. The reduction in purchase price was reflected as a reduction to goodwill and the reduction in the number of shares was reflected as a reduction to common stock and additional paid-in-capital.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

    Three Months Ended September 30, 1996 Compared With Three Months Ended
    ----------------------------------------------------------------------
    September 30, 1995
    ------------------
    Net Revenues

    The company recorded net telephone service revenues of $5.0 million for the three months ended September 30, 1996 as compared to revenues of $1.0 million for the three months ended September 30, 1995, an increase of $4.0 million.

    Measured service revenues increased $4.0 million from $1.1 million for the three months ended September 30, 1995 to $5.1 million for the three months ended September 30, 1996. These revenues have been offset by net interconnect charges which totalled $2.4 million for the three months ended September 30, 1996 as compared to $500 thousand for the three months ended September 30, 1995, an increase of $1.9 million. This increase in net measured service revenues is the result of an increase in average access lines in service from 15,824 lines for the three months ended September 30, 1995 to 76,441 lines for the three months ended September 30, 1996. The principal reason for this significant increase in lines was the addition of 44,414 lines in the Hungarotel and Papatel areas which were acquired from Matav, the former state-controlled monopoly telephone company, on December 31, 1995. Measured service revenues were also higher due to an increase in the call tariff rates for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

    The Company recognized $1.9 million of revenues from connection and monthly subscription fees during the three months ended September 30, 1996, as compared to $300 thousand for the three months ended September 30, 1995. The principal reasons for this increase relate to the addition of subscription fees from Hungarotel and Papatel, which were not owned by the Company in the prior period, and the Company's ongoing network construction program in all of the operating areas which resulted in the connection of 5,810 subscribers in the three months ended September 30, 1996 as compared to the connection of 306 subscribers in the three months ended September 30,1995. Subscription fees also increased due to a 34.1% increase in monthly Hungarian Forint subscription rates which was favorable in relation to the devaluation of the Hungarian Forint versus the U.S. Dollar.

    Other operating revenues increased to $400 thousand in the three months ended September 30, 1996 as compared to $52 thousand in the comparable 1995 period. This increase reflects additional revenues from the provision of direct lines, telephone leasing and telephone sales.

    Operating and Maintenance Expenses

    Operating and maintenance expenses for the three months ended September 30, 1996 decreased $1.0 million, or 18%, to $4.6 million as compared to $5.6 million for the three months ended September 30, 1995. The $5.6 million of operating expenses incurred in the three month period ended September 30, 1995 included non-cash charges totalling $2.5 million relating to deferred stock compensation. Included in operating and maintenance expenses for the three months ended September 30, 1996 was deferred stock compensation of $133 thousand. Operating and maintenance expenses adjusted to remove the effect of the deferred stock compensation totalled $4.5 million and $3.1 million for the three months ended September 30, 1996 and 1995, respectively, an increase of $1.4 million, or 45%. The increase in adjusted operating and maintenance expenses resulted primarily from the inclusion of operating and maintenance expenses of Hungarotel and Papatel. On a per line basis, however, adjusted operating and maintenance expenses decreased to approximately $59 per average access line for the three months ended September 30, 1996 from $195 for the three months ended September 30, 1995 as the Company achieved productivity improvements, including the decreased use of labor intensive manual switchboards and the increased use of modern switching technology.

    Depreciation and Amortization

    Depreciation and amortization charges increased $700 thousand to $1.1 million for the three months ended September 30, 1996 from $365 thousand for the three months ended September 30, 1995. This increase was due to the increase in the value of plant and lines in operation, including an additional 48,527 average lines in Papatel and Hungarotel which were in service during the three months ended September 30, 1996. As the Company proceeds with its capital expenditure programs and adds additional access lines in each of the Operating Areas, depreciation and amortization expenses are expected to increase.

    Management Fees

    Management fees pursuant to management service agreements increased more than $1 million to $1.5 million for the three months ended September 30, 1996 from $445 thousand for the comparable 1995 period. Citizens' monthly management fees commenced July 1, 1995, and for the three months ended September 30, 1996, amounted to $1.4 million, of which $400 thousand was for reimbursable costs. The management services agreement between the Company and TDI expired during the third quarter of 1996.

    Cost of Termination of Former Officers and Directors

    For the three months ended September 30, 1996, the Company recorded a charge totalling $6.3 million representing the present value of payments due and options granted to former officers and directors under separate termination agreements.

    Loss from Operations

    Loss from operations increased $3.0 million to $8.4 million for the three months ended September 30, 1996 from $5.4 million for the three months ended September 30, 1995. Adjusted for deferred stock compensation in addition to the costs of termination of former officers and directors incurred during the third quarter of 1996, loss from operations decreased by $900 thousand to $2.0 million for the three months ended September 30, 1996 from $2.9 million for the three months ended September 30, 1995. This decrease was principally due to the $900 thousand of income from operations contributed by Hungarotel which was acquired December 31, 1995.

    Foreign Exchange Losses

    Foreign exchange losses decreased $500 thousand from $1.0 million for the three months ended September 30, 1995 to $500 thousand for the three months ended September 30, 1996. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark. The Company has incurred debt and other obligations which are denominated in U.S. Dollars and German Marks in order to commence the construction of its telecommunication networks. During the three months ended September 30, 1996, the Hungarian Forint devalued against the U.S. Dollar and the German Mark by 3.4% and 3.1%, respectively, as compared to 5.3% and 2.8% during the three months ended September 30, 1995. The decrease in foreign exchange loss was primarily attributable to the reduced devaluation of the Hungarian Forint during 1996. It is the policy of the National Bank of Hungary to continue to devalue the Hungarian Forint in order to ensure its relative competitiveness. For the remainder of 1996, the National Bank of Hungary has announced that it will manage the devaluation of the Hungarian Forint against a basket of major currencies at a 1.2% rate per month. Since a substantial portion of the liabilities within the operating companies are denominated in currencies other than their functional currency, the Hungarian Forint, the Company expects to continue to incur additional foreign currency losses in the future.

    Interest Expense

    Interest expense increased $3.7 million to $4.3 million for the three months ended September 30, 1996 from $600 thousand for the three months ended September 30, 1995. This increase was attributable to higher average debt levels in the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 as the Company incurred indebtedness in order to continue the construction of its telecommunications networks. The average rate of interest accrued by the Company on its indebtedness decreased from 21.7% for the three months ended September 30, 1995 to 11.4% for the three months ended September 30, 1996 as the proportion of U.S. dollar and German Mark denominated debt increased during the 1996 period.

    Interest Income

    Interest income decreased $30 thousand to $50 thousand for the three months ended September 30, 1996 from $80 thousand for the three months ended September 30, 1995 primarily due to the available cash being applied to expansion of the telecommunication networks during the quarter.

    Other, net

    Other, net increased from zero for the three months ended September 30, 1995 to net charges of $550 thousand for the three months ended September 30, 1996 principally due to non-operating expenses and charges.



    Net Loss

    As a result of the factors discussed above, for the three months ended September 30, 1996, the Company recorded a net loss of $13.1 million compared to a net loss of $6.0 million for the three month period ended September 30, 1995.

    Nine Months Ended September 30, 1996 Compared With Nine Months Ended
    --------------------------------------------------------------------
    September 30, 1995
    ------------------

    Net Revenues

    Net telephone service revenues increased $12.5 million from $2.2 million for the nine months ended September 30, 1995 to $14.7 million for the nine months ended September 30, 1996.

    Measured service revenues increased $12.5 million to $15.0 million for the nine months ended September 30, 1996 from $2.5 million for the nine months ended September 30, 1995. These revenues have been offset by net interconnect charges totalling $6.5 million for the nine months ended September 30, 1996 and $1.1 million for the nine months ended September 30, 1995, an increase of $5.4 million. This increase in measured service revenues reflects an increase in average access lines in service to 72,104 lines during the nine months ended September 30, 1996 compared to 12,745 lines in the comparable nine month period in 1995. The Company commenced operations in Raba-Com on January 1, 1995, in KNC on March 1, 1995 and in
    Hungarotel and Papatel on January 1, 1996. Hungarotel and Papatel have contributed an average of 48,527 lines during 1996. Measured service revenues also increased due to increased average rates and call volume for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Net measured service revenues per average access line increased $8 to $118 per average access line for the nine months ended September 30, 1996 from $110 for the comparable nine month period in 1995.

    The Company realized revenues totalling $5.1 million from connection and monthly subscription fees during the nine months ended September 30, 1996 as compared to $650 thousand for the nine months ended September 30, 1995, an increase of $4.5 million. This increase relates to the Company's ongoing network construction program in all of the Operating Areas which resulted in the connection of 15,463 lines during the nine months ended September 30, 1996 compared to the connection of 376 lines during the nine months ended September 30, 1995, in addition to the acquisition of 44,414 lines in Hungarotel and Papatel at December 31, 1995. Subscription fees also increased due to a 34.1% increase in monthly Hungarian Forint subscription rates which was favorable in relation to the devaluation of the Hungarian Forint versus the U.S. Dollar.

    Other operating revenues increased to $1.2 million for the nine months ended September 30, 1996 compared to $150 thousand for the comparable 1995 period. This increase reflects additional revenues from the provision of direct lines, telephone leasing and telephone sales.

    Operating and Maintenance Expenses

    Operating and maintenance expenses for the nine months ended September 30, 1996 increased $3.9 million, or 32%, to $16.1 million compared to $12.2 million for the three months ended September 30, 1995. Included in operating and maintenance expenses for the nine month period ended September 30, 1995 is a non-cash charge of $6.1 million relating to deferred stock compensation. Included in operating and maintenance expenses for the nine months ended September 30, 1996 is deferred stock compensation of $300 thousand. Operating and maintenance expenses adjusted to remove the effect of the deferred stock compensation increased $9.7 million to $15.8 million for the nine months ended September 30, 1996 from $6.1 million for the nine months ended September 30, 1995. This increase is primarily due to the addition of $5.8 million in operating and maintenance expenses incurred in Hungarotel and Papatel during the nine months ended September 30, 1996 in addition to increased operating and maintenance expenses in Rabacom and KNC due to an 11,909 increase in the number of average lines in service during the nine month period in 1996 as compared to the nine month period in 1995. Additional expenses were also incurred by the Company to meet its increased managerial requirements. On a per line basis, however, operating and maintenance expenses decreased from $441 per average access line for the nine months ended September 30, 1995 to $219 for the nine months ended September 30, 1996, primarily the result of economies of scale achieved as more access lines are placed in service. A contributing factor to lower per line costs is that high labor and maintenance intensive manual switchboards are being eliminated by modern digital switching technology.

    Depreciation and Amortization

    Depreciation and amortization charges increased $1.9 million to $3.0 million in the nine months ended September 30, 1996 from $1.1 million for the comparable 1995 period. This increase is due to the significantly higher number of average access lines in service during the nine months ended September 30, 1996 as compared to the previous period. As the Company proceeds with its capital expenditure programs and adds additional access lines in each of the Operating Areas, depreciation and amortization expenses are expected to increase.

    Management Fees

    Management fees pursuant to management service agreements increased more than $3.5 million to $4.8 million for the nine months ended September 30, 1996 from $1.3 million for the nine months ended September 30, 1995. Management fees payable to Citizens for the nine months ended September 30, 1996 amounted to $3.9 million, of which $1.5 million was for reimbursable costs. The management services agreement between the Company and TDI expired in the third quarter of 1996.

    Cost of Termination of Former Officers and Directors

    For the nine months ended September 30, 1996, the Company has recorded a charge totalling $6.3 million representing the present value of payments due and options granted to former officers and directors under separate termination agreements.

    Loss from Operations

    Loss from operations increased from $12.5 million for the nine months ended September 30, 1995 to $15.5 million for the nine months ended September 30, 1996. Adjusted for deferred stock compensation in addition to the costs of termination of former officers and directors incurred during 1996, loss from operations increased $2.5 million to $8.9 million for the nine months ended September 30, 1996 from $6.4 million for the nine months ended September 30, 1995. The increase in adjusted operating losses in 1996 was primarily due to additional expenses incurred by the Company to expand management, project oversight, engineering design and systems, and marketing which are necessary to achieve rapid line growth and higher revenues, and provide for the introduction and control of new services.

    Foreign Exchange Losses

    Foreign exchange losses decreased $100 thousand from $2.2 million for the nine month period ending September 30, 1995 to $2.1 million for the nine month period ending September 30, 1996. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark. The Company has incurred debt and other obligations which are denominated in U.S. Dollars and German Marks in order to commence the construction of its telecommunication networks. During the nine months ended September 30, 1996, the Hungarian Forint devalued against the U.S. Dollar and the German Mark by 13.4% and 6.6%, respectively, and 19.7% and 30.7% during the nine months ended September 30, 1995, respectively. As discussed previously, it is the policy of the National Bank of Hungary to continue to devalue the Hungarian Forint in order to ensure its relative competitiveness. Since a substantial portion of the liabilities within the operating companies are denominated in currencies other than their functional currency, the Hungarian Forint, the Company expects to continue to incur additional foreign currency losses in the future.

    Interest Expense

    Interest expense increased $9.6 million to $11.1 million for the nine months ended September 30, 1996 compared to $1.5 million for the nine months ended September 30, 1995. This increase was attributable to higher average debt levels in the nine months ended June 30, 1996 as compared to the comparable 1995 period in order to finance the construction of its telecommunications networks. The average rate of interest accrued by the Company on its indebtedness decreased to 14.0% for the nine months ended September 30, 1996 compared to 25.6% for the nine months ended September 30, 1995, as the proportion of US dollar and German Mark denominated debt increased.

    Interest Income

    Interest income increased $400 thousand to $900 thousand for the nine months ended September 30, 1996 from $500 thousand for the nine months ended September 30, 1995 primarily due to the increased cash available for short-term investment during the first two quarters of 1996 as a result of cash generated by the Operating Companies.

    Other, net

    Other, net increased from zero for the nine months ended September 30, 1995 to net charges of $100 thousand for the nine months ended September 30, 1996 principally due to non-operating expenses and charges.

    Loss Before Extraordinary Item before Minority Interest

    As a result of the factors discussed above, loss before extraordinary item and minority interest increased $12.1 million to $27.8 million for the nine months ended September 30, 1996 from $15.7 million for the nine months ended September 30, 1995.

    Extraordinary Item

    For the nine months ended September 30, 1996, the Company recorded non-cash extraordinary charge of $8.2 million charge relating to the write-off of the remaining unamortized deferred financing costs pertaining to the Citizens Loan Agreement, on repayment of the relevant loan.

    Net Loss

    As a result of the factors discussed above, for the nine months ended September 30, 1996, the Company recorded a net loss of $34.5 million compared to a net loss of $13.4 million for the nine month period ended September 30, 1995.

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

    On March 29, 1996, the Company entered into a $75.0 million Secured Term Loan Credit Facility ("Credit Facility") and, together with HTCC Consulting, a related Pledge and Security Agreement with Citicorp North America, Inc. On April 3, 1996, the Company used $50.8 million from the Credit Facility to repay all the funds advanced or guaranteed by Citizens and Chemical Bank. As of such date, all loan agreements with Citizens and Chemical Bank were terminated. Accordingly, in April 1996, the Company incurred a non-cash charge of approximately $8.2 million representing the remaining unamortized deferred financing costs pertaining to the loan agreements with Citizens.

    In order to meet contractual commitments pursuant to construction contracts in addition to ongoing operating expenses, the Company used an additional $24.0 million from the Credit Facility. As of September 30, 1996, the Company had borrowed a total of $74.8 million from the Credit Facility.

    On October 15, 1996, the company and its subsidiaries entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank Es TakarEkpEnzto r ("Postabank"), a Hungarian commercial bank (the "Postabank Credit Facility"). Proceeds from the Postabank credit facility may be drawn entirely in Hungarian Forints and up to 20% of the principal may be drawn in U.S. Dollars through March 31, 1999. Drawdowns in Hungarian Forints will bear interest at a rate of 2.5% above the average of the yield on six- and twelve-month discounted Hungarian treasury bills while drawdowns in U.S. Dollars will bear interest at 2.5% above LIBOR. Interest for the first two years may be deferred at the company's option. Amounts outstanding in Hungarian Forints, including any deferred interest, will be payable in 32 equal quarterly installments beginning on March 31, 1999. Amounts outstanding in U.S. Dollars will be payable in equal quarterly installments through December 31, 2002.

    Concurrently with the Postabank Credit Facility, each subsidiary entered into a Mortgage and Pledge Agreement pursuant to which each subsidiary granted a security interest to Postabank in all assets acquired or to be acquired with the funds provided by the loan. In addition, the Company and HTCC Consulting entered into a Security Agreement whereby they pledged, subject to certain consents, their respective ownership interests in each subsidiary as collateral.

    In October 1996, pursuant to the Postabank Credit Facility, the Company borrowed the equivalent of $82.3 million in Hungarian Forints. Approximately $77.2 million of this amount was used to repay Citicorp all funds advanced pursuant to the Citicorp Credit Facility, which includes $2.0 million in fees and costs representing settlement in connection with the cancellation of the Company's proposed private placement of debt securities. The remaining $5.1 million was used to pay Citizens management fees and reimbursable costs pursuant to the Management Services Agreement with Citizens. An additional $5.6 million of the facility was used to pay loan origination fees and costs to Postabank under the terms of the loan agreement, $2 million of which will be reimbursed to the Company in equal quarterly installments over a two year period, and which will be amortized over the life of the loan facility. The remainder of the proceeds will be used to complete construction of its telecommunication networks, provide additional working capital, and refinance or repay other existing debt obligations.

    As a result of entering into the Postabank Credit Facility, the Company terminated all loan agreements with Citicorp in addition to the Company's proposed private placement of debt securities.

    On June 28, 1996, the Company's subsidiary Hungarotel entered into a $45.0 million construction contract for the construction of a telephone network with a capacity of 40,000 lines in its BEkEscsaba service area. Financing will be provided by the contractor for the entire contract amount. The financing agreement requires repayment in 19 quarterly installments commencing on March 31, 1998, with final payment due December 31, 2002. Interest will be charged at a variable rate computed as the weighted average of the six and 12 month Hungarian National Treasury Bill interest rate for each quarter plus 2.5%. Interest payments may be deferred until December 31, 1997.

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

    Net cash used by operating activities increased to $20.7 million for the nine months ended September 30, 1996 compared to $313 thousand for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, the Company used $33.1 million in investing activities compared to
    $10.8 million for the nine months ended September 30, 1995. Of the $33.1 million used for investing activities through September 30, 1996, $32.1 million was used to fund the construction of the Company's telecommunications networks. Financing activities provided net cash of $47.8 million and $11.8 million for the nine months ended September 30, 1996 and 1995, respectively.

    The Company anticipates that the capital expenditures necessary to complete the modernization and construction of its networks will require approximately $31.0 million through the end of 1996 and $50.4 million through the end of 1997. Although the company expects that proceeds from the Postabank Credit Facility, together with vendor financing, other borrowings and internally generated funds will be sufficient to meet its capital requirements under existing construction contracts, there can be no assurance that any future financing (other than the Postabank Credit Facility and vendor financing provided by existing contractors) will be available.

    In order to meet its financial obligations incurred in connection with the acquisition and construction of its telecommunications networks and to meet ongoing operational requirements and working capital needs, it is necessary for the Company to increase its operating cash flows. The Company believes that there will be sufficient customers in its operating areas willing and able to pay for telecommunications services. The Company's ability to generate revenues sufficient to meet its long-term financing obligations and operating and other expenses will be dependent primarily on the Company's ability to meet the telecommunications needs of its existing and potential subscribers. There can be no assurance that the Company's operations will achieve sufficient cash flows necessary to service its long-term financing obligations, or that the Company will be able to obtain new financing arrangements or raise new equity on commercially reasonable terms adequate to meet its operational needs and payment obligations.

    INFLATION AND FOREIGN CURRENCY

    For the nine months ended September 30, 1996, inflation in Hungary was approximately 22% on an annualized basis. It is the stated policy goal of the Hungarian government to keep inflation from exceeding approximately 20% for the entire year.

    The Company's Hungarian operations generate revenues in Hungarian Forints and incur operating and other expenses, including capital expenditures, in Hungarian Forints, U.S. Dollars and German Deutsche Marks. The Company's resulting foreign currency exposure cannot be practically hedged due to the significant costs involved and the lack of a market for such hedging. In addition, certain of the Company's balance sheet accounts are expressed in foreign currencies other than the Hungarian Forint, the Company's functional currency. Accordingly, when such accounts are converted into Hungarian Forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income or loss. When the Company and its subsidiaries' Forint-denominated accounts are translated into U.S. Dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which are reflected in a component of stockholders' equity.

    While the Company has the ability to increase the prices it charges for its services commensurate with increases in the Hungarian Producer Price Index ("PPI") pursuant to its licenses from the Hungarian government, it may choose not to implement the full amount of the increase permitted due to competitive and other concerns. In addition, the rate of increase in the Hungarian PPI may be less than the rate at which the Hungarian Forint devalues. As a result, the Company may be unable to generate cash flows to the degree necessary to meet its obligation in currencies other than the Hungarian Forint.

                            PART II -- OTHER INFORMATION
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Item 1 .Legal Proceedings

None

Item 2. Change in Securities

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security - Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-k

(a)  Exhibits

Exhibits 10.75 English translation of Construction Contract between Hungarotel Tavkozlesi Rt. and Ericcson Kft.dated May 17, 1996 (as amended)

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K dated July 26, 1996 under Item 5.
 "Other Events" reporting certain management and director changes.

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Hungarian Telephone and Cable Corp.
                                             (Registrant)


                                             By /s/ James G. Morrison
                                                ---------------------
                                                    James G. Morrison
                                                    President and Chief
                                                    Executive Officer


                                             By /s/ Richard P. Halka
                                                ---------------------
                                                    Richard P. Halka
                                                    Controller