Form 10-K405
period 1996-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 1997-03-28
CIK 889949

Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

                         Commission File Number 1-11484

                       HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact Name of Registrant as specified in its charter)

            Delaware                                    13-3652685
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.

                  100 First Stamford Place, Stamford, CT 06902
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (203) 348-9069

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
           Title of Each Class               on Which Registered
Common Stock, par value $.001 per share    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 21, 1997, 4,189,626 shares of the Registrant's Common Stock were outstanding, of which 4,099,306 were held by non-affiliates of the Registrant. The aggregate market value of the Registrant's Common Stock held by non-affiliates, computed by reference to the closing price of the Common Stock on the American Stock Exchange as of March 21, 1997, was $39,455,820. (The exclusion of shares owned by any person from such amount shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       Documents Incorporated by Reference

Part III - Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1996.

                                    PART I

         In this Part I of Form 10-K, all references to "$" or "U.S. Dollars" are to United States Dollars and all references to "HUF" or "Forints" are to Hungarian Forints. Certain amounts stated in Forints herein also have been stated in U.S. Dollars solely for the informational purposes of the reader, and should not be construed as a representation that such Forint amounts actually represent such U.S. Dollar amounts or could be, or could have been, converted into U.S. Dollars at the rate indicated or at any other rate. Unless otherwise stated or the context otherwise requires, such amounts have been stated at December 31, 1996 exchange rates.

                                Item 1. Business

Company Overview

         Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") is a rapidly growing provider of basic telephone services in five defined regions within the Republic of Hungary (each, an "Operating Area" and together, the "Operating Areas") pursuant to 25-year telecommunications concessions granted by the Hungarian government. HTCC, through its four majority-owned operating subsidiaries (each, an Operating Company and together, the "Operating Companies"), owns and operates virtually all existing public telephone exchanges and local loop telecommunications  network  facilities  in  its  Operating  Areas  and  is  the exclusive  provider  through  November  1,  2002  of  non-cellular  local  voice telephone services in such areas. The Company has embarked on a significant network modernization and construction program designed to meet its substantial demand backlog, increase the number of basic telephone access lines in service and modernize existing facilities. When fully complete, the Company's networks are expected to have the capacity to provide basic telephone services to virtually all of the estimated 279,000 homes and 39,900 business and other institutional subscribers (including government institutions) within its Operating Areas.

         The Company acquired its concession rights from the Hungarian Ministry of Transportation, Telecommunications and Water Management (the "Ministry") for $11.5 million and purchased the existing telecommunications infrastructure in the Operating Areas, including approximately 60,000 access lines, from Magyar Tavkozlesi Rt. ("MATAV"), the formerly State-controlled monopoly telephone company, for $23.2 million. Since the acquisition of the existing networks from MATAV by Kelet-Nograd Com Rt. ("KNC") and Raba Com. Rt. ("Raba-Com") in the first quarter of 1995, the Company has incurred capital expenditures through December 31, 1996 of approximately $58.6 million to expand and upgrade its network facilities in the Operating Areas operated by KNC and Raba-Com, resulting in the addition of approximately 18,900 new access lines in service (including pay phones) and the replacement of 3,572 manual exchange lines. The Company completed the network construction program in Raba-Com in the fourth quarter of 1996 and is expected to fully complete the network construction program in KNC by the end of the second quarter in 1997 which has resulted in the construction of significant new switching and backbone network capacity and will result in the connection to the network of all of the subscribers who were on KNC's and Raba-Com's original waiting lists. The next phase of KNC's and Raba-Com's network expansion programs will consist of connecting their waiting lists, as well as additional new subscribers, to the networks which should involve lower incremental costs since the networks' backbones are already in place.

         Since the acquisition of the existing network from MATAV by Papa es Tersege Telefon Koncesszios Rt. ("Papatel") on January 1, 1996, the Company has incurred capital expenditures through December 31, 1996 of approximately $16.2 million to expand and upgrade its network facilities in the Operating Area operated by Papatel, resulting in the addition of approximately 7,300 new access lines in service (including pay phones) and the replacement of 521 manual lines. The Company completed the network construction program in Papatel in the fourth quarter of 1996 which resulted in the construction of significant new switching and backbone network capacity and the connection to the network of substantially all of the subscribers who were on Papatel's original waiting list. The next phase of Papatel's network expansion program will consist of connecting its existing waiting list, as well as additional new subscribers, to the network which should involve lower incremental costs since its network backbone is already in place.

         Since the acquisition of the existing networks from MATAV by Hungarotel Tavkozlesi Rt. ("Hungarotel") on January 1, 1996, the Company entered into turnkey construction contracts to upgrade the telecommunications facilities in the Operating Areas operated by Hungarotel. These contracts provide for the construction of significant new switching and backbone network capacity in addition to the installation of 64,000 new access lines (including the replacement of 6,000 manual exchange lines). One of the construction contracts includes $45.0 million in contractor financing that has been arranged through a Hungarian commercial bank. The Company spent approximately $16.0 million through December 31, 1996 to begin construction of the planned network modernization program in the Hungarotel Operating Area resulting in the addition of 7,200 access lines in service (including pay phones) and the replacement of 6,458 manual lines. The Company expects to complete the construction program in the Hungarotel Operating Area by the end of 1997, at an additional cost of $50.5 million. Following the completion of the construction program in the Hungarotel Operating Area, Hungarotel will have connected its original waiting list and all recent additions to its current waiting list to its network and added enough capacity to connect even more subscribers to its network. The next phase of Hungarotel's network expansion will consist of adding new subscribers to the network which should involve lower incremental costs since its network backbone is already in place.

         The Company, through its turnkey construction contracts with Siemens Telefongyar Kft. ("Siemens"), Ericsson Technika ("Ericsson") and Fazis Telecommunication System Design and Construction Corporation ("Fazis"), has the necessary construction contracts in place to complete the initial phase of its planned network expansion and modernization program in all of its Operating Areas and, through its $170 million 10-year credit facility with Postabank es Takarekpenztar (the "Postabank Credit Facility"), a Hungarian commercial bank ("Postabank"), has the necessary capital to fund such contracts.

        As of December 31, 1996, the Company's telecommunications networks had approximately 93,400 access lines in service (including pay phones). Following the completion of its initial network expansion and construction program in all of its Operating Areas, the Company expects to have 160,000 access lines in place by the end of 1997 and the necessary wired switching capacity to service 190,000 households, businesses and other institutions and the backbone network capacity to service 326,000 households, businesses and other institutions. The following table sets forth certain information as of December 31, 1996 with respect to each of the Operating Companies.


                               Raba-Com   KNC     Papatel  Hungarotel  Total

Population.................... 69,500     154,700   68,300   420,500   713,000
Residences.................... 29,000      61,300   23,700   165,000   279,000
Businesses and other(1).......  2,900       9,800    1,200    26,000    39,900
Access lines in operation:
     Residential.............. 12,200      15,900    9,800    37,700    75,600
     Business and other(2)....  1,800       4,600    1,300    10,100    17,800
                             --------     -------  -------  --------   -------
           Total.............. 14,000      20,500   11,100    47,800    93,400
Pay phones....................     80         486      106       817     1,489
Waiting list(3):
     Prepaid..................  2,600       7,700      300    33,200    43,800
     Non-prepaid..............     --       3,100    1,700    13,900    18,700
                             --------     -------  -------    ------    --------
           Total..............  2,600      10,800    2,000    47,100    62,500
Penetration rate(4)...........   42.1        25.9     41.3      22.8      27.1

---------
(1) Represents Company estimates of business and other institutional subscribers or potential subscribers (including government institutions).
(2) Represents Company estimates of subscribers which are businesses and other institutional subscribers (including government institutions) and pay phones.
(3) The prepaid waiting list includes those individuals, businesses and other potential subscribers (including government institutions) who have paid the required advance connection fee for telephone service. The non-prepaid waiting list includes individuals, businesses and other potential subscribers (including government institutions) who have applied for telephone service but have not yet paid the requisite connection fee.
(4) Penetration rate is defined as the number of residential access lines per residences.
                                      -4-

History

     Overview of Hungarian Telecommunications Industry

         The Company believes that Hungary is an attractive market for telecommunications services, especially since the Hungarian telecommunications market was significantly underdeveloped by MATAV, which did not make the investments in the Hungarian telecommunications infrastructure necessary to achieve a comparable level of teledensity to that of Western Europe. As of December 31, 1995, Hungary had a basic telephone penetration rate of approximately 21 telephone access lines per 100 inhabitants compared to an European Union average of approximately 48 access lines per 100 inhabitants and a United States average of approximately 60 access lines per 100 inhabitants. Of such access lines in Hungary, approximately 40% were located in Budapest (in which approximately 20% of Hungary's population resides). In the Company's Operating Areas, access line penetration was approximately nine access lines per 100 inhabitants as of December 31, 1995 and, due to the Company's ongoing network expansion and modernization program, has increased to approximately 13 access lines per 100 inhabitants as of December 31, 1996. By comparison, basic telephone penetration rates in other Eastern European countries such as the Czech Republic, Poland, Slovakia and Bulgaria, as of December 31, 1995, were 23, 15, 21 and 28 access lines per 100 inhabitants, respectively.

         In addition, since 1989 Hungary has been the most successful country in Central Europe in attracting foreign investment, due to its early start in, and ongoing commitment to, economic reform. From 1990 through 1996, cumulative foreign investment in Hungary exceeded HUF 1.338 billion ($8.1 billion) and, during such period, Hungary attracted some 25-28% of the total foreign investment in Central and Eastern Europe. Foreign ventures, including the Hungarian affiliates of General Motors, General Electric, Suzuki, Ford, Audi, Elf-Sanofi and others, now account for some 40% of the country's exports to the West.

         Historically, the exclusive provider of telecommunications services in Hungary was MATAV, once a part of the Hungarian Post Office. Beginning in 1992, the Hungarian government began the process of privatizing Hungary's telecommunications industry by selling an initial 30% stake in MATAV (raised to 67% in 1995) to a consortium comprised of Deutsche Telekom, the German public telephone operator (a "PTO"), and Ameritech, a U.S. regional bell operating company. In addition, the Ministry divided the country into 54 primary telecommunications service areas in order to take some of such primary telecommunications service areas out of MATAV's national network with respect to the provision of local basic telephone service while allowing MATAV to continue its monopoly in the provision of domestic and international long distance services. In 1993, the Ministry solicited bids for concessions to build, own and operate telecommunications service areas which had been chosen to exit the MATAV system. As of December 31, 1996, 23 of the 25 concessions for which the Ministry solicited bids had been awarded. Winning bidders (each a Local Telephone Operator, "LTO", and together the "LTOs") included: the Company (presently 5 areas); UTI, a consortium formed by Alcatel Austria AG and US Telecom East, Inc. (4 areas); affiliates of Compagnie Generale des Eaux (4 areas) and the Swiss and Dutch PTTs (1 area); a bidding group including United International Holdings (1 area); and a consortium comprised of Bezeq, the Israeli PTO, and MATAV (3 areas). MATAV retained the rights to service 5 such areas. In addition to the fees paid to the government which aggregated approximately $80.0 million (at historical rates), each of the LTOs negotiated a separate asset purchase agreement with MATAV for each concession area's existing basic telephone plant and equipment, which led to the transfer of approximately 256,000 access lines from a total of 1.2 million access lines in the MATAV system.

         In addition to the liberalization of basic telephone services, the Ministry also selected two consortia to provide nationwide cellular telephone services. A consortium comprised of MATAV and U.S. West ("Westel") was granted two licenses to provide both analog (NMT-450) and digital (GSM-900) services while Pannon GSM Tavkozlesi, a consortium formed by various Scandinavian PTOs (including Tele Danmark A/S) and the Dutch PTT ("Pannon"), was granted a license to provide only digital cellular services. The Company believes that there are currently 500,000 to 700,000 cellular subscribers in Hungary.

         The Ministry continues to pursue industry liberalization efforts. In 2002, or at such earlier time that Hungary adopts a more aggressive privatization schedule, MATAV's right to provide exclusive domestic and international long distance voice transmission is expected to end as are the exclusive rights of MATAV and the LTOs, including the Operating Companies, to provide non-cellular local voice telephone services. In addition, other services such as sub-exchange lines, paging and private lines have been opened to competition.

     HTCC and its Operating Companies

         In 1994, the Ministry awarded KNC and Raba-Com concession rights to construct local telephone exchanges and provide non-cellular local voice telephone services for a period of 25 years, with exclusivity for the first eight years. The Company subsequently acquired two other Operating Companies, Hungarotel and Papatel, that had been awarded substantially identical concession rights by the Ministry. MATAV continues to be the sole provider of domestic and international long distance non-cellular voice telephone services through 2002.

         HTCC conducts its operations through the Operating Companies. Set forth below is an organizational chart of the Company and its principal stockholders and affiliates as of March 15, 1997. Share ownership percentages of HTCC are based on shares of the Common Stock owned as of March 21, 1997, without giving effect to outstanding options or warrants; share ownership percentages in parenthesis are presented on a fully-diluted basis. Additionally, ownership percentages for the Operating Companies do not give effect to future Hungarian equity ownership requirements. See "- Regulation - Hungarian Equity Ownership Requirements."

          Citizens       Public         HTCC           Tele
          19.2%          78.0%          Management     Danmark
          (58.1)%       (40.6)%         2.2%           0.6%
                                        (1.0%)         (0.3%)


                                      HTCC


Papatel               Raba-Com              KNC                   Hungarotel
79.2%                 65.9%                 70.0%                 99.0%


Other                 Other                 Other                 Other
Stockholders:         Stockholders:         Stockholders:         Stockholders:
IFC 20.0%             Tele Danmark 20.0%    Tele Danmark 20.0%    Private
Municipalities 0.8%   Danish Fund 4.8%      Danish Fund 4.8%      Hungarian
                      Municipalities 9.3%   Municipalities 5.0%   Investor 1.0%
                                            Antenna Hungaria 0.2%

         HTCC was organized under the laws of the State of Delaware on March 23, 1992. The Common Stock is traded on the American Stock Exchange under the symbol "HTC." The Company's United States office is located at 100 First Stamford Place, Stamford, Connecticut 06902; telephone (203) 348-9069. The Company's principal office in Hungary is located at Kiralyhago u.2, H-1126, Budapest; telephone (361) 457-6300.

Relationships with Certain Stockholders

          The Company benefits from the extensive telecommunications experience and capabilities of certain of its stockholders in managing and constructing its telecommunications networks. Set forth below is a discussion of certain arrangements with such stockholders.

     Citizens Utilities Company

         Citizens Utilities Company (together with its affiliates, "Citizens") is a New York Stock Exchange listed, diversified growth company providing telecommunications, natural gas distribution, electric distribution, water and wastewater treatment services to approximately 1.64 million customers in 22 states in the United States. Citizens is the seventh largest independent telecommunications company in the United States and holds a significant investment interest in Centennial Cellular Corp., a cellular telephone company serving markets with a population of approximately 10.2 million. Citizens also owns Electric Lightwave, Inc., a competitive access provider operating in five western states in the United States. Through a joint venture with Century Communications Corp., Citizens provides cable television services to 49,500 subscribers in southern California. At December 31, 1996, Citizens had $4.5 billion in assets and $1.9 billion in equity. For the twelve months ended December 31, 1996, Citizens had net income of $178.7 million on total revenues of $1.3 billion, of which 60% were derived from the provision of telecommunications services.

         In May 1995, Citizens purchased 300,000 shares of Common Stock from a former executive of the Company and has since acquired an additional 502,908 shares pursuant to certain agreements entered into with HTCC (as amended and restated in certain cases to date, the "Citizens Agreements") bringing its ownership of the outstanding Common Stock as of March 21, 1997, to 19.2%. In addition, as a result of the Citizens Agreements, Citizens has received options and a warrant, with per share exercise prices ranging from $12.75 to $18.00 (together, the "Citizens Options"). Assuming the exercise of all of the outstanding options and warrants to purchase Common Stock as of March 21, 1997 (including the Citizens Options), Citizens would own 58.1% of the Common Stock on a fully-diluted basis.

         Concurrently with its initial investment in HTCC, Citizens entered into an agreement with HTCC pursuant to which Citizens provides HTCC and the Operating Companies with certain administrative, financial, technical, construction, marketing and operational services (the "Management Services Agreement") for a fee. Management of the Company believes that its relationship with Citizens will continue to benefit the Company substantially as it proceeds with the development and implementation of its capital expenditure and financing plans. For a more detailed description of some of the Citizens Agreements, see "Certain Relationships and Related Party Transactions." See also "Security Ownership of Certain Beneficial Owners and Management" and Note 13 of Notes to Consolidated Financial Statements.

     Tele Danmark A/S and The Investment Fund for Central and Eastern Europe

         Tele Danmark A/S (together with its affiliates, "Tele Danmark") is the Danish public telephone operator ("PTO"). Through various wholly-owned subsidiaries, Tele Danmark provides a variety of telecommunications services to customers in Denmark, including regional, mobile, maritime and other telephone services. In addition, Tele Danmark provides teledata, electronic mail, telex, distribution of radio and television programs to local cable distributors, leased lines, pay phones and more. In Hungary, Tele Danmark also has an 23.2% interest in Pannon (defined above), one of the two Hungarian digital cellular operators. At December 31, 1996, Tele Danmark had total assets of Danish Kroner
47.1 billion (approximately $7.9 billion) and shareholders' equity of Danish Kroner 27.9 billion (approximately $4.7 billion). During 1996, Tele Danmark had net income of Danish Kroner 3.1 billion (approximately $522.6 million) on total revenues of Danish Kroner 26.2 billion (approximately $4.4 billion).

         The Investment Fund for Central and Eastern Europe (the "Danish Fund") is an investment fund sponsored and funded by the Danish government. The Danish Fund co-invests with certain Danish companies providing investment capital for projects located in Central and Eastern Europe.

         In addition to its investment in HTCC, Tele Danmark also owns 20.0% of the outstanding capital stock of each of KNC and Raba-Com and has entered into joint venture and shareholders' agreements with HTCC with respect to such ownership interests. The Danish Fund owns 4.8% of the outstanding capital stock of each of KNC and Raba-Com and is a party to such joint venture and shareholders' agreements. In the past, both Tele Danmark and the Danish Fund have provided KNC and Raba-Com with certain financial support. See Note 12 of Notes to Consolidated Financial Statements.

     International Finance Corporation

         The International Finance Corporation (the "IFC") is the private-sector financing organization of the World Bank, a global cooperative which provides financial and other aid to developing countries. The IFC owns 20.0% of the capital stock of Papatel.

Strategy

         The Company's primary objective is to continue the development of its telecommunications networks in a cost-effective manner utilizing advanced technology. The Company has implemented the following operating strategies in order to further its business objectives:

     Managed Penetration. The Company manages the expansion and construction of its telecommunications networks and subscriber growth with the objective of increasing revenues and producing substantial operating cash flow as soon as practicable. Within the Operating Areas, the Company initially directs its construction and marketing efforts at households and businesses and other institutions on the Company's waiting list and to the homes and businesses surrounding such potential customers, and then at concentrated population and business districts in order to connect the greatest number of customers at the least expenditure and in the shortest period of time. As of December 31, 1996, there were approximately 62,500 potential customers wait-listed for service. Of these, 43,800 potential customers had paid significant deposits of up to HUF 30,000 ($182) (plus value added tax, "VAT") in the case of residential subscribers, and up to HUF 90,000 ($546) (plus VAT) in the case of business and other potential subscribers (including government institutions). After meeting this demand, the Company plans to direct its construction and marketing efforts to the remaining areas, based on demand, population and growth potential.

     Technologically Advanced, Flexible Networks. In modernizing and completing its telecommunications networks, the Company emphasizes the use of advanced, flexible network technology. To this end, in certain portions of the Operating Areas, the Company is building networks using a combination of fiber optic cable and twisted pair copper wire to deliver telephone service to subscribers. In other portions of the Operating Areas, the Company is implementing a cost-effective wireless local loop solution. This solution uses a combination of 1.8 to 1.9 GHz DECT technology and 900 MHz analog radio technology in the local loop, which allows for rapid deployment and accelerated subscriber additions at a lower capital cost per customer connected compared to traditional wireline customer connections. Each of the Operating Companies has been allocated the necessary radio frequency spectrum pursuant to licenses issued by the Ministry to deploy such wireless technology. The Company's wired and wireless telecommunications networks have been designed to handle enhanced vertical services such as CLASS and ISDN.

     Additional Services. The Company currently only provides two types of basic services: (i) residential telephone--general telephone services that allow customers to place and receive telephone calls locally, nationally and internationally; and (ii) business telecommunications--the same general telephone services that are provided to the residential telephone market plus Private Brand Exchange ("PBX"), direct, leased line and other enhanced services. The Company is employing a flexible network build-out in order to provide numerous other services including detailed billing and vertical and enhanced services, up to and including ISDN. Finally, the Company expects to be able to use the basic network infrastructure to support other telecommunications services such as wired and wireless cable television, if it determines that a market sufficient to support such services exists in the Operating Areas, has the available capital and acquires the necessary licenses.

     Economies of Scale and Geographic Clusters. The Company expects to achieve certain economies of scale with respect to network management, administration, customer service, billing, accounts receivable, payroll processing, purchasing and network maintenance. For example, the Company is in the process of implementing its own centralized operating and accounting system. In addition, some of the Company's Operating Areas are contiguous, which is expected to facilitate the realization of certain economies of scale.

     Strategic Acquisitions and Alliances. The Company intends to selectively explore opportunities, which may include the acquisition of other concessions or the creation of strategic joint ventures, in order to expand its telecommunications services and the geographic areas in Hungary in which it provides such services. In this regard, the Company has engaged in discussions with certain existing and potential telecommunications providers in the Hungarian market regarding such possible acquisitions or alliances, although, to date, none of these discussions has resulted in any definitive plans. The Company is also exploring other potential opportunities in other parts of Central and Eastern Europe including Poland and the Czech Republic but, to date, the Company has no definitive plans for expansion into such areas.

Operations

    Services

         The Company provides non-cellular local voice telephone service in the Operating Areas which allows subscribers to have facsimile, and modem transmission capabilities and makes available to its subscribers, through interconnection with MATAV, domestic and international long distance services. In addition to these standard services, the Company offers or intends to offer its subscribers data transmission, telex and other value-added services, including voice mail, call waiting, call forwarding, three-way calling, caller ID and virtual private network ("VPN") services.

         The Company's revenues are derived from the provision of local and domestic and international long distance telephone services which consist of (i) charges for measured telephone service, which vary depending on the day, the time of day, distance and duration of the call, (ii) connection and subscription fees, and (iii) other operating revenues consisting principally of charges and fees from leased lines, public phones, detailed billing and other customer services, including revenues from the sale and lease of telephone equipment.

         Measured Service. Charges for local and domestic and international long distance measured service vary with the number of pulses generated by a call. The number of pulses generated for a particular call depends upon the day, the time of day, the distance covered and the duration of the call. Currently, the Company charges HUF 9.0 ($.05) per pulse. For all local calls within an Operating Area, the Company retains all of the revenues associated with the call. For domestic long distance calls outside of an Operating Area (including those between Operating Areas, including adjacent Operating Areas) and all international long distance calls, the Company has a revenue sharing arrangement with MATAV the terms of which are governed by a decree of the Ministry. Mobile telephone calls to customers in the Operating Areas and calls from customers in the Operating Areas to mobile phones are included in long-distance service revenues shared with MATAV. Such revenue sharing arrangement is intended to result in each Operating Company receiving 67% of the total measured service revenue (including all the revenues attributable to local, domestic long distance and international long distance calls) and subscription fees within an Operating Area, with MATAV receiving the remaining 33%. This arrangement is mandated by the Ministry and is predicated upon the Ministry's estimate of traffic patterns upon the completion of the build-out of the Operating Company's network. The current effect of this arrangement, while the Company continues to upgrade and expand its telecommunications networks, is such that the Operating Companies receive approximately 63% of total measured service revenue and subscription fees in the Operating Areas. The Company and the other LTOs are currently in negotiations with the Ministry and MATAV regarding new revenue sharing arrangements which outcome is expected to be determined by the end of the third quarter of 1997 and which the Company believes will result in more favorable terms for the LTOs.

         Subscription and Connection Fees. The Company collects a monthly subscription fee from its customers. Such fees vary depending on such factors as whether the services are provided to a residential or business or other customer (including government institutions), and whether the customer is linked to a digital, analog or manual exchange.

         Connection fees are earned when a customer is added to the network. The Company may collect the full connection fee provided the customer is connected within 30 days; otherwise, the Company may collect only one-third of the connection fee and must connect the subscriber within one year. The connection fee is not recognized as income until the customer receives a telephone and the connection is made. Currently, connection fees are HUF 30,000 ($182) (plus VAT) for residential customers and HUF 90,000 ($546) (plus VAT) for business and other institutional subscribers (including government institutions), which are the maximum allowable fees, pursuant to a decree of the Ministry. Similar to measured service, connection fee caps are adjusted annually by the Ministry based on the Hungarian PPI. Customers requesting additional access lines are charged an additional connection fee per line.

         Other Operating Revenue. The Company supplies private line service (point-to-point and point-to-multi-point) primarily to businesses. As of
December 31, 1996, approximately 1,700 leased lines were in service. In addition, as of December 31, 1996, the Company had 1,500 public pay phones in the Operating Areas in accordance with the terms of the Concession Contracts (as defined under "- Network Design, Construction and Performance - Milestones." The Company expects to generate additional revenues from the provision of value-added services, including voice mail, call waiting, call forwarding, three-way calling, caller ID and VPN services as well as through the sale and leasing of telephone equipment. The Company recently entered into an agreement with Octel Communications Europe, an international voice-mail vendor which provides the potential of having a voice-mail box behind every line plus virtual mail boxes for transient subscribers, waiting subscribers and subscribers who only want or can afford a message service. The Company anticipates that the voice-mail systems will belong to the Company at the end of a three-year revenue-sharing arrangement. The Company believes this is a significant potential for raising the average per-line revenues, since fewer calls will go unanswered and additional calls will be generated to retrieve messages.

     Pricing

         Maximum pricing levels are set by the Ministry and historically rate increases have tracked inflation, as measured by the Hungarian Provider Price Index ("PPI"). In addition to the one-time connection fee (described above), the Company charges a monthly subscription fee to digital and single-party exchange customers of HUF 940 ($5.70) for residential customers and HUF 1,120 ($6.80) for business and other institutional subscribers (including government institutions). For manual exchange customers, such fees are HUF 80 ($0.49) and HUF 150 ($0.91). The Company's customers are on a one-month billing cycle. A maximum of twice annually, the Ministry sets the maximum tariffs that LTOs (including MATAV) may charge for local calls and subscription fees based on changes in the Hungarian PPI. The Company may choose to increase its rates up to the permitted amount; however, price increases in the past generally have conformed to the price increases promulgated by MATAV. Measured service rate increases are effected by the Ministry by either increasing charges per pulse or reducing the time interval between pulses, depending on the time of day and other factors. In addition, once the Company's modernized network is fully in place, the Company will be able to charge additional fees for services such as data transmission, voice mail, call waiting and call transfer in all of its Operating Areas. The fees charged for these services are not subject to regulation by the Ministry.

         The Company has begun allowing its subscribers to pay connection fees on an installment basis and encourages customers to lease their telephones. The connection fee is paid in three equal installments, with one-third payable upon application, one-third payable upon installation and one-third payable within 90 days after installation. The Company believes that the installment plan will result in an increase in the number of subscribers in the Operating Areas.

         The Company currently purchases telephone sets in bulk from a variety of manufactures at an average price of HUF 2,300 ($13.95). Customers can choose to buy the phone and pay HUF 3,800 ($23.06) or lease the phone and pay a monthly fee of between HUF 100 ($0.61) and 160 ($0.97). Although there is no Ministry or other governmental regulation relating to lease rates, the Company adjusts such rates annually according to the Hungarian PPI. Each phone set has an expected life of 10 years. Approximately 45%, or 42,000, of the company's subscribers as of December 31, 1996 leased their phones from the Company.

     Marketing Strategy

         As the exclusive provider of basic telephone services in the Operating Areas, the Company's marketing objective is to create demand for non-cellular local voice telephone services and attract subscribers by targeting the needs of various market segments and providing service and reliability based on modern technology. To this end, the Company plans to satisfy existing demand and generate additional demand through effective distribution and customer service, as well as advertising. The Company has targeted its market segments as follows:
(i) residential customers; (ii) small businesses and professionals; (iii) medium and large businesses; and (iv) government institutions. The Company's primary marketing efforts have been aimed at homes surrounding wait-listed subscribers and on the business and professional sectors which are characterized by low price sensitivity, high usage and substantial demand for value added services such as data transmission.

         The Company has focused its marketing efforts on informing customers of available or anticipated phone service. The Company intends to make effective use of advertising to educate Hungarian consumers as to the benefits of telephone service and stimulate demand for the Company's services. To date, the Company's advertising campaign primarily has been comprised of print, billboard and other cost-effective media which has emphasized the Company's separate identity from MATAV.

         The Company's existing workforce conducts door-to-door sales, primarily focusing on residential customers in areas where the Company's networks are being constructed or are scheduled for construction. These sales efforts are designed to increase customer awareness and understanding of the services offered by the Company. Employees receive a commission for each potential customer added to the prepaid waiting list as a result of their efforts.

         Most  of  the  Company's   subscriber   base  consists  of  residential
customers. As of December 31, 1996, 81% of subscribers were residential customers and 19% were businesses and other institutional subscribers (including government institutions).

     Customer Service

         The Company believes that providing a high level of customer service is important to achieving its objective of attracting additional customers. Accordingly, the Company's primary efforts with regard to customer service are targeted at reducing the waiting list such that new subscribers will be able to receive a phone within a short time of placing an order for service. This compares to the situation during 1996 where the average wait for phone service for a new addition to the waiting list was approximately 12 months and certain subscribers had been waiting for a telephone line for in excess of 20 years. Following the full replacement of the manual exchanges which are in use by approximately 6,000 of the Company's 93,000 subscribers as of December 31, 1996, the Company will be able to offer all of its customers the capability to use telephone service 24 hours a day 365 days a year. Currently, the systems which are served by manual exchanges are operated under contract by the Hungarian Post Office and are only operated from 8:00 A.M. to 4:00 P.M. Monday through Friday (except holidays), except in certain larger communities where 24 hour service is available. The Company also intends to operate a full time customer service center which will be staffed by operators capable of providing call completion assistance, directory assistance and assistance in handling billing and other service inquiries. Furthermore, the Company is in the process of implementing a state of the art billing system which will allow the Company to provide detailed bills to its existing and future customers, some for the first time. The Company anticipates that the 24 hour customer service center and detailed billing capability will be operational in all of the Operating Areas by the end of 1997.

The Operating Companies

         The  following  is  a  brief  description  of  each  of  the  Operating
Companies:

     Hungarotel

         The Company owns a 99.0% interest in Hungarotel while a private Hungarian investor owns the remaining 1.0%. The Hungarotel Operating Area encompasses the southern portion of Bekes County, which borders Romania. The Hungarotel Operating Area is comprised of 75 municipalities and has a population of approximately 420,500 with an estimated 165,000 residences and 26,000 business and other potential subscribers (including government institutions). Bekes is the most intensively cultivated agrarian region in Hungary and produces a substantial portion of Hungary's total wheat production. Industry, generally related to food processing, glass and textile production, is also a strong employer in the region. Foreign investors in the Operating Area include Owens Illinois of the United States and a number of European manufacturers. The region is also a center for natural gas exploration and production.

         In order to acquire its concession rights in the Hungarotel Operating Area, the Company paid a fee in the amount of HUF 814.5 million ($5.8 million, at December 31, 1995 exchange rates). In addition, Hungarotel spent HUF 2.1 billion ($15.4 million, at December 31, 1995 exchange rates) in order to acquire MATAV's existing 40,600 subscribers and telecommunications network. Upon consummation of the MATAV asset purchase on December 31, 1995, Hungarotel's waiting list numbered 34,000. From January 1, 1996 through December 31, 1996, Hungarotel has spent approximately $16.0 million and has added 7,200 access lines (including pay phones) to its network. During the second quarter of 1996, Hungarotel entered into construction contracts with Ericsson and Fazis to complete the build-out of its telecommunications network. As of December 31, 1996, there were 47,100 subscribers on Hungarotel's waiting list, of which 33,200 had paid advance connection fees and 13,900 had not. The Company estimates that to complete the network build-out of the Hungarotel Operating Area will require an additional $50.5 million through the end of 1997. The network presently being constructed in the Hungarotel Operating Area utilizes a combination of conventional build and wireless local loop technology.

     KNC

         The Company holds a 70.0% interest in KNC, and its strategic and financial partners in KNC are Tele Danmark with a 20% interest and the Danish Fund with a 4.8% interest. KNC Operating Area municipalities own 5.0% and Antenna Hungaria owns the remaining 0.2%. The KNC Operating Area is comprised of 74 municipalities in the eastern portion of Nograd County, which borders Slovakia. The KNC Operating Area has a population of approximately 154,700, with an estimated 61,300 residences and 9,800 business and other potential subscribers (including government institutions). The principal economic activities in the KNC Operating Area include light manufacturing, tourism, some coal mining and agriculture. Foreign investors in the region include the Austrian dairy producer, Avonmore, and the Japanese company, Paramount Glass. The Operating Area's proximity to Budapest, 1-1/2 hours by car, and its many cultural attractions makes it a desirable weekend and tourist destination.

         In order to acquire its concession rights in the KNC Operating Area, the Company paid a fee in the amount of HUF 215.0 million ($2.1 million, at November 15, 1994 exchange rates). In addition, KNC spent HUF 548.5 million ($4.6 million, at March 1, 1995 exchange rates) in order to acquire MATAV's existing 13,100 subscribers and telecommunications network. Upon consummation of the MATAV asset purchase on February 28, 1995, KNC's waiting list numbered 11,200. From March 1, 1995 through December 31, 1996, KNC has spent approximately $28.7 million and has added 7,400 access lines (including pay phones) to its network. As of December 31, 1996, there were 10,800 subscribers on KNC's waiting list, of which 7,700 had paid advance connection fees and 3,100 had not. The Company estimates, that to complete the network build-out of the KNC Operating Area will require an additional $8.8 million by the end of the second quarter of 1997, which should add 9,000 subscribers to the network. In addition, KNC has entered into a construction contract which provides for the connection of an additional 16,000 subscribers by December 31, 2001 which will require an additional $8.7 million after 1997. The network presently being constructed in the KNC Operating Area utilizes a combination of conventional build and wireless local loop technology.

      Papatel

         The Company holds a 79.2% interest in Papatel. The IFC owns a 20.0% interest and Papa, the principal city in the Papatel Operating Area, owns the remainder. The Operating Area is composed of 48 municipalities located in the northern portion of Veszprem County and is contiguous with the Raba-Com Operating Area. The population of the Papatel Operating Area is approximately 68,300 with an estimated 23,700 residences and 1,200 business and other potential subscribers (including government institutions). The region is relatively underdeveloped economically with the principal economic activities centering around light industry, appliance manufacturing, agriculture and forest products. Significant foreign investors in the Operating Area include ATAG, the Dutch appliance maker, and Electricite de France.

         In order to acquire its concession rights in the Papatel Operating Area, the Company paid a fee in the amount of HUF 123.8 million ($0.9 million, at December 31, 1995 exchange rates). In addition, Papatel spent HUF 347.0 million ($2.5 million, at December 31, 1995 exchange rates) in order to acquire MATAV's existing 3,800 subscribers and telecommunications network. Upon consummation of the MATAV asset purchase on December 31, 1995, Papatel's waiting list numbered 7,500. From January 1, 1996 through December 31, 1996, Papatel spent approximately $16.2 million to complete its network build-out, which utilizes a combination of conventional build and wireless loop technology. The completion of the network has resulted in the addition of 7,300 access lines (including pay phones) including substantially all of Papatel's original waiting list. As of December 31, 1996, there were 2,000 subscribers on Papatel's waiting list, of which 300 had paid advance connection fees and 1,700 had not. During the next phase of the development of the Papatel network, Papatel will connect its waiting list, as well as new subscribers, to its network, and further develop the network to add capacity to service additional customers.

     Raba-Com

         The Company holds a 65.9% interest in Raba-Com. Its strategic and financial partners in Raba-Com include Tele Danmark with a 20.0% interest and the Danish Fund with a 4.8% interest. Municipalities in the Raba-Com Operating Area own the remaining 9.3%. The Raba-Com Operating Area is comprised of 59 municipalities in Vas County, which borders Austria and Slovenia. The Raba-Com Operating Area has a population of approximately 69,500, with an estimated 29,000 residences and 2,900 business and other institutional subscribers (including government institutions). The principal economic activities in the Raba-Com Operating Area include heavy manufacturing, agriculture and tourism. Significant employers include: Lenda (the Hungarian central natural gas distributor): Phillips (a Dutch-owned electronics manufacturer); EcoPlant (an Austrian-owned plastics producer); and Saga (a British-owned poultry processor).

         In order to acquire its concession rights in the Raba-Com Operating Area, the Company paid a fee in the amount of HUF 275.0 million ($2.7 million, at November 15, 1994 exchange rates). In addition, Raba-Com spent HUF 75.1 million ($0.7 million, at January 1, 1995 exchange rates) in order to acquire MATAV's existing 2,500 subscribers and telecommunications network. Upon consummation of the MATAV asset purchase on January 1, 1995, Raba-Com's waiting list numbered 2,200. From January 1, 1995 through December 31, 1996, Raba-Com spent approximately $29.9 million to complete its network build-out which utilizes a conventional build. The completion of the network has resulted in the addition of 11,500 access lines (including pay phones) including all of Raba-Com's original waiting list. As of December 31, 1996, there were 2,600 subscribers on Raba-Com's waiting list, all of whom had paid advance connection fees. During the next phase of the development of the Raba-Com network, Raba-Com will connect its waiting list, as well as new subscribers, to its network, and further develop the network to add capacity to service additional customers.

Network Design, Construction and Performance

         The Company is constructing a versatile network which is designed to incorporate the more modern network infrastructure purchased from MATAV and which will be able to provide all the technologically advanced services currently available in the United States and Western Europe. The Company's networks are designed to attain, at minimum, the North American standard, or "P01", grade of service. The P01 standard means that one call out of 100 will be blocked in the busiest hour of the busiest season. The Company believes that its ability to meet the telecommunications requirements of its customers through a combination of conventional fiber optic and wireless local loop technology affords it significant flexibility with respect to network development and network capital expenditures. In addition to its network expansion requirements, the Company will also replace certain existing facilities purchased from MATAV which utilize manually operated local battery and common battery cord type switchboards while retaining certain analog crossbar switching systems. The Company intends to upgrade such analog crossbar switching systems through the installation of complementary digital equipment which will allow such analog systems to mimic many of the features available in modern digital switching systems with a minimum of investment. The Company plans to replace such analog crossbar switching systems with modern switching systems once its network build-out is relatively complete and the useful life of such analog switches is near an end.

     Conventional Network Design.

         In developing its network design, the Company has retained, or will retain, certain features of the existing network while implementing service quality and redundancy objectives on par with Western European and North American digital network standards. Certain of the networks constructed or presently being constructed are based on digital hosts and remotes with fiber optic rings and copper feeder and distribution. Such a distribution system is the conventional system used in the United States and Western Europe. Telecommunications services will be transmitted to the home through twisted pair copper wire telephone cable. The diagram below shows the general design of the Company's conventional network.

         The Company's conventional networks have been designed to employ an open architecture, generally using Synchronous Digital Hierarchy ("SDH") technology for system resilience. The Company's networks are designed to provide voice and high speed data services such as ISDN and others may be provided across the network. The Company believes that the flexible design of the conventional networks it is constructing will allow it to readily implement new technologies and provide enhanced or new services. The Company's switches in its conventional networks will allow it to connect to networks operated by other LTOs or by MATAV in order to route calls between its subscribers and these networks and to route data (or similar transmissions) to any other network.

     Wireless Network Design

         In certain portions of the Operating Areas, the Company is deploying or expects to deploy an optical fiber and wireless network based upon the Digital Enhanced Cordless Telecommunications ("DECT") system which utilizes radio technology links to an optical fiber-based or digital microwave fixed network for use within a limited area. The principal advantage in deploying a wireless network lies in the significant reduction in capital expenditure requirements as compared to a conventional network build-out. In addition, use of DECT technology generally reduces the time and expense of securing rights of way. In a conventional network build, significant investment must be made in order to offer service to a large proportion of potential customers whether or not they become actual customers. By contrast, the use of the DECT system in a network build-out provides for capital investment proportional to the number of customers actually connected because the radio links and other required equipment are installed only for those households choosing to take the service and are installed only at the time service is requested.

         In those areas in which the Company is utilizing or plans to utilize a wireless network design, the Company will deploy fiber optic cable to the node in the same fashion as in a conventional network build-out. At each newly constructed node, the Company will construct a radio base station ("RBS"), rather than switching to twisted pair copper wire distribution to the home. Each RBS will have the capacity to provide service to between 200 and 600 customers. As customers are brought onto the network, the Company will install a transceiver unit at the subscriber's premises. Such transceiver's operating software is digitally encrypted so that it will operate only with the RBS to which it is attuned. A conventional telephone jack is then installed in the subscriber's household near an electrical outlet which is used to power the transceiver unit. The subscriber then uses a conventional phone to make outgoing and receive incoming calls. The Company also utilizes a 900 MHz analog radio solution in certain portions of the Operating Areas. Such systems differ from a DECT-based solution only in that the transceiver is an analog rather than a digital unit and operates on a different frequency.

         The DECT-based wireless local loop system provides at least the same grade of service as a conventional telephone network. In addition, a DECT-based network is able to provide the same services (e.g., ISDN capability, voicemail, call forwarding, call barring, etc.) as will be available with the Company's conventional network.

         The diagram below shows the general design of the Company's network utilizing the DECT-based wireless local loop system.


                                    [DIAGRAM]







     Networks in the Operating Areas

         The Company believes that the networks in the Operating Areas have been designed to maximize the use of existing network infrastructure and to minimize the overall cost of new network construction. The following discusses the development of the telecommunications network in each of the Operating Areas.

         Hungarotel. The construction of the Hungarotel network began in the third quarter of 1996. Within the Hungarotel network, the Company has begun utilizing a combination of conventional build and wireless local loop technology. The network will utilize radio technology links to an optical fiber-based or digital microwave fixed network for use within a limited area. The Company believes that using wireless local loop technology in the Hungarotel network will result in lower capital expenditures and a shorter construction period than a conventional build.

         As of December 31, 1996, Hungarotel had 30 kilometers of fiber optic cable and 47,800 access lines in service of which 19,700 access lines were serviced by two digital host exchanges which support four remote digital exchanges, 23,800 access lines which were serviced by three analog host exchanges which support 19 remote analog exchanges and 4,300 access lines which were serviced by two manual exchanges (i.e., an operator must place all calls as the telephones connected to the manual exchanges have no keyboard or rotary dial). There are approximately 817 pay phones within Hungarotel.

         The remaining build-out plan for the Hungarotel network calls for the addition of 570 kilometers of fiber optic cable, several remote digital exchanges and digital and analog wireless local loop technology. While all of the existing manual exchanges will be replaced by the new digital exchanges, the Company will retain the existing analog exchanges in order to maximize certain tax and other benefits. The analog exchanges have received software upgrades to ensure that they can provide the same level of service, including detailed billing, call waiting, etc., as the digital exchanges.

         Papatel. The construction of the Papatel network reconvened in the second quarter of 1996, after the termination of construction in 1995 under Papatel's prior owners, and was completed in the fourth quarter 1996. Similar to Hungarotel, the Company is utilizing a combination of conventional build and wireless local loop technology within Papatel.

         As of December 31, 1996, Papatel had 209 kilometers of fiber optic cable, and 11,100 access lines in place which were serviced by one digital host exchange which supports 16 remote digital exchanges. There are approximately 160 pay phones within Papatel.

         KNC. The construction of the KNC network began in the summer of 1995 and is expected to be completed in the second quarter of 1997. Within KNC, the Company, similar to Hungarotel and Papatel, is utilizing a combination of conventional build and wireless local loop technology. The conventional network design is based on digital host and remotes with fiber optic rings and copper feeder and distribution.

         As of December 31, 1996, KNC had 183 kilometers of fiber optic cable and 20,500 access lines in place of which 10,600 access lines were serviced by one digital host exchange which supports 22 remote digital exchanges, 9,300 access lines were serviced by eight analog exchanges, and 600 access lines which were serviced by one manual exchange. There are approximately 486 pay phones within KNC.

         The remaining build-out plan for the KNC network calls for the addition of 100 kilometers of fiber optic cable, several remote digital exchanges and digital and analog wireless local loop technology. All of the existing manual exchanges will be replaced by the new digital host exchange, however the analog exchanges will remain. The analog exchanges have received a software upgrade such that they will be capable of providing the same level of service, including detailed billing and call waiting as the digital host exchange.

          Raba-Com. The construction of the Raba-Com network began in the summer of 1995 and was completed in the fourth quarter of 1996. The Company is utilizing a conventional build.

          As of December 31, 1996, Raba-Com had 169 kilometers of fiber optic cable and 14,000 access lines in place which were serviced by one digital host exchange which supports 19 remote digital exchanges. There are approximately 80 pay phones within Raba-Com.

     Network Construction Costs

         Construction of the Company's telecommunications networks is capital intensive, requiring substantial investment for "network costs" including construction (trenching and laying underground ducts), telephony plant and network electronics, subscriber electronics, switching offices, land and buildings, computers and capitalization of pre-operating costs and labor. Construction costs for each of the Operating Companies will vary depending upon housing density, geographical terrain and the types of underground conditions encountered. In an effort to minimize the costs of network construction, the Operating Companies have entered into turnkey contracts with Siemens, Ericsson and/or Fazis, as described below. See "- Network Design, Construction and Performance - Networks in the Operating Areas," and Note 8 of Notes to Consolidated Financial Statements. While construction pursuant to the turnkey contracts will be remunerated on a fixed price basis, these contracts contain various incentive and escalation features which may result in the requirement for greater or lesser capital expenditures in order to complete the Company's network build-out. See also "- Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

         To fund its construction costs, the Company entered into several agreements with Citizens during 1995 and 1996 pursuant to which Citizens assisted in providing $79.2 million of financial support to the Company. On March 29, 1996, the Company entered into a $75.0 million Secured Term Loan Credit Facility (the "CNA Credit Facility") with Citicorp North America, Inc. ("CNA"). The Company used the funds from the CNA Credit Facility to, among other things, repay all the funds advanced or guaranteed by Citizens. The Company then engaged Citicorp Securities, Inc. ("CSI") to serve as lead underwriters for the placement of debt securities of the Company. The Company terminated the negotiations of such debt securities placement when it entered into the $170 million Postabank Credit Facility which enabled the Company to repay the CNA Credit Facility and fund the remaining construction costs for the initial phase of its network expansion program in all of its Operating Areas. See "-
Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources," "- Certain Relationships and Related Party Transactions." and Notes 6 and 13 of Notes to Consolidated Financial Statements.

         Hungarotel. Hungarotel has entered into turnkey construction contracts with Fazis and Ericsson. The contracts between Fazis and Hungarotel are for an aggregate of $51.4 million through December 1997, of which $9.1 million had been paid as of December 31, 1996. The contract between Ericsson and Hungarotel is for $15.1 million through May 1997, of which $6.9 million had been paid as of December 31, 1996.

         Papatel. The Papatel build-out of the network was completed by Fazis and Ericsson through turnkey construction contracts. The contract between Fazis and Papatel was for $13.2 million through December 1996, all of which had been paid as of December 31, 1996. The contract between Papatel and Ericsson was for $3.0 million through December 1996, all of which had been paid as of December 31, 1996.

         KNC. KNC has entered into turnkey construction contracts with Siemens and Fazis. The contractual arrangements between Siemens and KNC are for $41.3 million through December 1996, of which $22.8 million had been paid as of December 31, 1996. Siemens credited $1.7 million to the contract balance. The contract between Fazis and KNC is for $1.8 million payable through the first quarter of 1997 of which $1.1 million had been paid as of December 31, 1996. KNC also paid $3.1 million to a Hungarian engineering firm.

         Raba-Com. The build-out of the Raba-Com network was completed by Siemens through a turnkey construction contract for $27.3 million, all of which had been paid as of December 31, 1996. Raba-Com also paid a Hungarian engineering firm $2.6 million.

         Pursuant to the requirements of the network construction contracts, the Company expects to have approximately 160,000 access lines in service (including the replacement of 4,879 manual exchange lines) by the end of 1997. The Company believes that, in order to install these access lines, it will have built out the wired switching capacity to service 190,000 households, businesses and other institutions and the backbone network capacity to service 326,000 households, businesses and other institutions. The access lines required to be installed pursuant to the construction contracts were intended to meet demand estimates as in effect at the time of negotiation of such contracts. The Company currently expects demand to exceed the access lines provided for in the construction contracts. To add additional access lines will require additional capital expenditures which will be partially offset by the payment of connection fees by potential subscribers. Since the switching capacity and the backbone networks will be substantially in place in all of its Operating Areas by the end of 1997, the Company expects that the incremental costs to connect additional subscribers will be substantially lower than the capital expenditures to date.

     Milestones

         The Operating Companies' rights to provide non-cellular local voice telephone services in the Operating Areas are governed by concession contracts with the Ministry (the "Concession Contracts"). All of the Operating Companies entered into Concession Contracts with the Ministry in 1994. Each Concession Contract prescribes certain build obligations ("milestones") that require each Operating Company to install a specified number of access lines within prescribed time periods. Hungarotel and Papatel entered into amended Concession Contracts with the Ministry in June 1996 as a result of the Ministry's approval of the Company's acquisition of Hungarotel and Papatel. Since the Company has exhibited substantial progress to date in the construction of its networks in the Operating Areas and the Company has communicated the reasons for certain delays in its construction to the Ministry, the Company does not believe that any material fines will be forthcoming for 1996. For 1997, the Company expects to be in full compliance with the milestones in each of its Operating Areas. See "- Regulation - Concession Contracts - Fines." Once fully completed, the Company's networks are expected to have the capacity to provide basic telephone services to virtually all of the estimated 279,000 homes and 39,900 business and other potential subscribers (including government institutions) in the Operating Areas.

     Network Administration

         The Company maintains a network administration center in each Operating Area which is capable of monitoring switching centers and all critical network operational parameters in each Operating Area. As digital features are introduced into their respective networks, network technicians will have the ability to monitor the networks and evaluate and respond to any technical difficulties in real time. The Company will also be able to analyze the performance data generated by these systems in order to make the operating adjustments or capital expenditures necessary to enhance individual network operations.

Regulation

         In November 1992, the Hungarian Parliament enacted the Hungarian Telecom Act which took effect in 1993. The Hungarian Telecom Act provided for, among other things, the establishment of the conditions under which individuals and companies (including MATAV, foreign persons and foreign owned companies) could bid for concessions to build, own and operate local telecommunications networks in designated service areas. The Hungarian Telecom Act also gave the Ministry the authority to regulate the industry, including the setting of local, domestic long distance and international long distance rates, the sharing of revenues between the LTOs and MATAV, the accrediting of equipment vendors and the setting of standards in respect of network development and services offered. In order to meet these obligations, the Hungarian Telecom Act created a professional supervisory body, the Telecommunications Chief Inspectorate (the "Inspectorate") which is supervised by the Ministry. Its tasks include supervising the progress of the LTOs with respect to build-out scheduling, equipment purchases and the quality of network construction.

     Concession Contracts

         Pursuant to the Hungarian Telecom Act and in accordance with the Concession Act of 1991, in connection with the award of a concession, each of the LTOs entered into a Concession Contract with the Ministry governing the rights and obligations of the LTO with respect to each concession. Topics addressed by individual concession contracts include the royalties to be paid to the Ministry, guidelines concerning LTO capital structure, build-out milestones, employment guidelines and the level of required contributions to meet social and educational requirements. For example, the Concession Contracts stipulate that an LTO may not change its capital structure by more than 10% without the express written consent of the Ministry and that former MATAV employees generally must be retained for the first five to eight years of operation. The Company may, however, enter into termination agreements with its employees. To date, the Company has reduced its workforce in its Operating Companies by approximately 84 employees since the assumption of employees from MATAV through normal attrition and early retirement agreements.

         Corporate Governance. The amended Concession Contracts for Hungarotel and Papatel provide that two out of every five members of their Boards of Directors and one-half of the members of their Supervisory Boards be Hungarian citizens.

         Exclusivity. The Concession Contracts provide that each Operating Company has the exclusive right to provide non-cellular local voice telephone services for eight years. Commencing in 2002, the Ministry will have the right to grant additional concessions for non-cellular local voice telephone services.

         Milestones/Network Construction. Each of the Concession Contracts incorporates build-out milestones requiring a 15.5% per year increases in installed access lines. In addition, as of January 1, 1997, in the case of KNC and Raba-Com, and by January 1, 1998, in the case of Hungarotel and Papatel, each Operating Company must be able to meet 90% of its wait-listed demand within six months and 98% of such demand within one year. The failure to meet such build-out milestones may result in the imposition of fines or in the shortening of the eight year exclusivity period provided by the Concession Contracts. The Company believes that it will comply with these construction requirements. See "- Fines."
         Presently, only three vendors have been accredited to provide telecommunications switching equipment to LTOs, namely, Siemens, Ericsson and a Hungarian subsidiary of Northern Telecom. Although only these three vendors have been accredited, the Operating Companies have not encountered any equipment supply shortfalls.

         Royalties. Each of the LTOs is required by the terms of its individual concession contract to pay annual royalties to the Ministry equal to a percentage of net revenue from basic telephone services. Net revenue for this purpose are generally defined as gross revenue from basic telephone services less interconnect fees paid to MATAV. The royalty percentage may also differ by region. For example, the Operating Companies must pay royalties in the following percentage amounts: KNC (Salgotarjan) 0.1%; Raba-Com (Sarvar) 1.5%; Hungarotel (Bekescsaba) 2.3%; Hungarotel (Oroshaza) 0.3%; and Papatel (Papa) 2.3%. These amounts are paid annually, in arrears.

         Social and Educational Contributions. In addition to the royalties described above, Concession Contracts may also call for social and educational contributions based on revenues of the Operating Company, excluding VAT. The Concession Contracts for KNC and Raba-Com require them to contribute 1.5% and 1.0% of such revenues, respectively, to support social and educational projects in their Operating Areas. The Concession Contracts for Hungarotel require it to pay an amount equal to 10 times the local occupational excise tax, which amount could, if levied under current restrictions, amount to as much as approximately 1.0% of net revenues. As this tax is currently not levied, it is not possible to predict the effect, if any, such provision will have on the Company.

         Renewal. Each Concession Contract provides for a 25-year term with the right to submit a proposal, within 18 months prior to the expiration of the Concession Contract to apply for an additional 12-1/2 years which the Ministry may grant if it approves the Operating Company's proposal, subject to consultation with local authorities and professional and consumer protection bodies. Such extension would involve the payment of an additional concession fee to be set by the Ministry prior to the submission of the proposal. In the event the proposal is rejected or is not timely filed, the concession would be auctioned by the Ministry, although the existing Operating Company would have priority in the event the Operating Company's proposal provides for the same terms and conditions as that of another bidder.

         Fines. The failure to meet required construction milestones may result in the levying of fines by the Ministry. Such fines are computed based on a contractual formula and may be substantial. Hungarotel and Papatel did not comply with their respective build-out requirements until June 1996, at which time each entered into an amended Concession Contract with the Ministry which included revised milestone requirements. For 1996, Raba-Com and Papatel were in compliance with their build-out requirements but KNC and Hungarotel were not. As a result of the Company's substantial progress to date with respect to network construction in all of its Operating Areas, communicating the reasons for any construction delays to the Ministry and in light of the Ministry entering into amended Concession Contracts with Hungarotel and Papatel, the Company believes that it is unlikely that any material fines will be imposed for 1996. For 1997, the Company expects to be in full compliance with its build-out requirements in all of its Operating Areas. However, in the event that fines are imposed by the Ministry, such fines would be assessed based on a maximum of HUF 500.0 million (approximately $3.0 million) in the case of KNC and Raba-Com, reduced in proportion to the amount of required construction that has been completed in their Operating Areas.

         Termination upon Lack of Performance. If an LTO is unable to comply with its Concession Contracts, the Ministry has the right to abrogate the Concession Contract. In such an instance, the Ministry has authority to determine alternative provisions for such service, which may include the sale of the LTO's telecommunications assets to another provider. In such case, the LTO would be obligated to sell its assets under the terms of a contract to the provider to whom the concession is transferred. The Company believes that it has demonstrated substantial performance to date under its Concession Contracts and that its relations with the Ministry are good and, therefore, the chance of any termination of any Concession Contract are remote.

          Dispute Resolution. Any disputes arising with respect to the interpre-tation of a Concession Contract will be adjudicated by a Hungarian court.

     Hungarian Equity Ownership Requirements.

         The Ministry has stipulated in the Concession Contracts for Hungarotel and Papatel, as amended in June 1996, that each of the Operating Companies must meet certain Hungarian ownership requirements so that by the end of the seventh year of their Concession Contracts Hungarian ownership must consist of 25% plus one share of the relevant Operating Company. For the first three months after assuming operations of an Operating Area from MATAV, no Hungarian ownership was required. For the seven-year period following the date or amendment of a Concession Contract, as the case may be, Hungarian ownership must be at least 10%, except that during such period, such ownership may be reduced to as low as 1% for a period of up to two years. During such seven-year period, while the Hungarian ownership block is required to be at least 10%, such block must have voting power of at least 25% plus one share, thus providing Hungarian owners the right to block certain transactions which, under Hungarian corporate law, require a supermajority (75%) of stockholders voting on the matter, such as mergers and consolidations, increases in share capital and winding-up.

         For these purposes, Hungarian ownership of shares means shares owned by Hungarian citizens. Shares owned by a corporation are considered Hungarian owned only in proportion to the Hungarian ownership of such corporation. The LTOs can also fulfill the 25% plus one share Hungarian ownership requirement by listing such shares on the Budapest Stock Exchange.

         The equity ownership requirements and exceptions described above are contained in the June 1996 amended Concession Contracts for Hungarotel and Papatel. KNC and Raba-Com may not presently be in compliance with the equity ownership requirements expressly set forth in their Concession Contracts which call for a shorter compliance period. However, the Ministry has stated, pursuant to a letter dated September 18, 1996, that it intends that all of the Operating Companies be treated equally with respect to such ownership requirements which requirements KNC and Raba-Com are currently in compliance.

         Each of the Operating Companies, other than Papatel, is currently in compliance with the 1% ownership requirement. Papatel's Concession Contract permits an initial Hungarian ownership level of its current 0.8%. If the Hungarian ownership does not meet the required levels, the LTO is required to give notice to the Ministry, which may then require the LTO to rectify the situation within three months, or a shorter period if the Ministry considers that there has been a delay in the required notification. Failure to do so, or failure to comply with the greater than 25% Hungarian ownership requirement at the end of the seven-year period will be considered a serious breach of a Concession Contract, giving the Ministry the right, among other things, to terminate the Concession Contract. There can be no assurance that the Company will be able to increase the Hungarian ownership in the Operating Companies in a manner sufficient to comply with such requirements in the future.

         The Hungarian ownership requirements effectively give minority Hungarian stockholders in the Operating Companies the ability to block certain corporate transactions requiring the approval of 75% of stockholders voting on the matter, including mergers and consolidations, increases in share capital and winding-up. In addition, compliance with the Hungarian ownership requirements is presently expected to result in a reduction in the Company's ownership in the Operating Companies, and, consequently, the Company's share of income, if any, or loss of the Operating Companies will be reduced proportionately.

     Rate-Setting

         Rates for telephone service in Hungary, including connection fees, local, domestic and international long distance rates, are set by Ministry decree. Annual increases are permitted according to a formula tied to increases in the Hungarian PPI. The increase in the Hungarian PPI represents the maximum amount by which such rates may be increased; however, actual rate increases may be less. For the year ended December 31, 1996, the increase in the Hungarian PPI was approximately 21.8%; however, in the fourth quarter of 1995 the Ministry set the maximum tariff increase for 1996 at 24.0% effective January 1, 1996, after taking into account a pre-approved interim increase of approximately 3.5% effective July 1, 1995. In the fourth quarter of 1996, the Ministry set the maximum tariff increase for 1997 at 23.3%.

     Revenue Sharing

         The Ministry is responsible for determining the sharing arrangement for long distance revenues. Such arrangement is intended to result in the LTO receiving 67% of total measured service revenue for local, domestic long distance and international long distance calls and subscription fees, with MATAV receiving 33%. The current effect of this arrangement, owing in part to the networks being in the construction phase, is such that the Operating Companies receive approximately 63% of total measured service revenue and subscription fees. The Company and the other LTOs are currently in negotiations with the Ministry and MATAV regarding new revenue sharing arrangements which outcome is expected to be determined by the end of the third quarter of 1997 and the Company believes will result in more favorable terms for the LTOs. See "- Operations - Services - Measured Services."

     Wireless Networks

         The use of radio frequencies for wireless communications technology is licensed and regulated by the Ministry and the Inspectorate, which have the authority to grant such licenses after a formal review process, including licenses for use of the DECT system frequency band of 1880 MHz to 1900 MHz. In Hungary, the service provider having the concession, after acquiring the necessary permits and licenses, will have the authority to: (i) establish subscriber radio lines with fixed service or with DECT mobility; (ii) establish a radio telecommunication system to be accessed by a building or group of buildings, with fixed service or with DECT mobility; and (iii) provide PBX service with fixed service or with DECT mobility.

         The Operating Companies' radio frequency licenses do not provide for expiration; however, such licenses may be terminated if the frequencies granted are not utilized by the Operating Companies within one year of the granting of the license, or by March 1997. The Company's construction program provided for the implementation of some of the DECT-based portions of the networks by March 15, 1997 so such licenses cannot be terminated.

     Hungarian Taxation

         Corporate Income Tax. The operations of the Company's Hungarian subsidiaries, including the Operating Companies, are subject to Hungarian corporate income tax. Generally, Hungarian corporations are subject to tax at an annual rate of 18.0% of all undistributed profits and a further 23.0% of distributed profits (20.0% for 1997). Companies which fulfilled certain criteria became entitled to a 100.0% reduction in income taxes for the five year period ending December 31, 1998 and a 60.0% reduction in income taxes for the subsequent five year period ending December 31, 2003, provided certain criteria continue to be met. See Note 1(i) of Notes to Consolidated Financial Statements. The Operating Companies are currently eligible for such tax treatment. However, the corporate income tax is reviewed, and subject to change, annually. Any tax increase or change in the tax exempt status of the Operating Companies could have a material adverse effect on the Company.

         Value Added Tax ("VAT"). The Hungarian VAT system is virtually identical to the one used in most European countries. VAT is a consumption tax which is fully borne by the final consumer of a product or service. The current rates of VAT in Hungary vary between 0.0% and 25.0%, depending on the type of product or service.

         Social Insurance Contributions. The level of contributions for social insurance in Hungary is one of the highest in Europe. Employers are required to pay the state 42.5% (39.0% for 1997) of an employee's gross salary as a social security contribution and 4.5% of an employee's gross salary as the employer's contribution to the unemployment fund. The Company's share of pension, unemployment, social security and health insurance payments are reflected in operating and maintenance expenses.

Competition

         The Concession Contracts provide for an eight-year period of exclusivity in the provision of non-cellular local voice telephone services, which ends in 2002, while the initial 25-year terms of the Concession Contracts are scheduled to expire in 2019. Other telecommunications service providers presently are permitted to apply for licenses to provide non-exclusive services (e.g., data transmission) throughout Hungary, including the Operating Areas. In addition, beginning in 2002, other competitors may choose to enter the non-cellular local voice telephone services market, but the terms and conditions upon which such market entry will be effected are today unclear, although the Company is aware of discussions among certain existing and potential telecommunications providers regarding the possible formation of joint ventures or other alliances with respect to such entry. The Company does not enjoy exclusivity rights in respect of the provision of other services such as data transmission or value-added services such as voicemail and call waiting. In the event a competitor builds a telecommunications infrastructure with the capacity to provide non-exclusive services prior to 2002 and non-cellular local voice telephone services beginning in 2002 in an Operating Area (as is presently permitted), such competitor could, assuming it obtains the proper authorizations, directly compete with the Company in the Operating Area with respect to such services.

          The Company also faces competition from the three Hungarian cellular providers - Westel 900 GSM Mobil Tavkozlesi ("Westel 900"), Westel Radiotelefon Kft. ("Westel") and Pannon - who are able to provide consumers with mobile telephones rather than fixed telephones (including the telephones which the Company will install as a result of its decision to use wireless local loop technology in certain parts of its Operating Areas). Westel 900 and Westel, both joint ventures between US West and MATAV have the national licenses to provide both digital and analog cellular services, while Pannon, a consortium comprised of the Scandinavian PTOs (including Tele Danmark) and the Dutch PTT, may only provide digital cellular services. Of the cellular operators, only Westel 900 and Westel presently offer cellular telephone services in all of the Company's Operating Areas. Pannon offers cellular telephone services in all of the Company's Operating Areas other than a small portion of the Hungarotel Operating Area. The airtime and monthly fees charged by the cellular operators are much greater than the fees for comparable services charged by the Company.

         In 2002, the exclusivity period for non-cellular local voice services by the Operating Companies will end as will MATAV's exclusivity with respect to the provision of domestic and international long distance services. Prior to such time, the Company may consider adopting plans to compete in the domestic and international long distance sector, which may include joint ventures with other Hungarian or international entities.

Employees

         The Company had a total of approximately 713 employees, including 24 expatriates, at December 31, 1996. The Company hired approximately 700 persons in connection with the assets acquired from MATAV for its five Operating Areas. The Company completed the collective bargaining agreements with its former MATAV employees on non-salary issues in the first quarter of 1997 and expects to enter into collective bargaining agreements with such employees on salary issues by the end of the second quarter of 1997. The Company considers its relations with its employees to be satisfactory.

                               Item 2. Properties

         The Company leases 1,157 square feet of office space at 100 First Stamford Place, Stamford, CT at a monthly rental of $1,977. The lease expires March 31, 1998. The Company owns 4,500 square feet of office space in Budapest at Kiralyhago u.2. The Company believes that its leased and owned office space is adequate for its present and anticipated needs for the next two years.

         In addition, each Operating Company owns or leases the following office or customer service space in its respective Operating Area: KNC owns or leases 52,000 square feet of total space; Raba-Com owns or leases 14,500 square feet of total space; Hungarotel owns or leases 74,150 square feet of total space; and Papatel owns 18,900 square feet of total space. The aggregate monthly rent for the leased space is $6,900.


                            Item 3. Legal Proceedings

         Hungarotel is a defendant in a lawsuit brought in Hungary that alleges breach of contract. The plaintiff is seeking payment of outstanding invoices and alleged damages totaling approximately HUF 270.0 million (approximately $1.6 million). The next hearing is expected to be scheduled for the third quarter 1997. The Company believes it has meritorious defenses to this claim and does not believe there will be any material adverse effect from the outcome of this lawsuit.

         Raba-Com is a defendant in a lawsuit seeking a refund of the connection fee paid by a residential customer due to a delay in providing telephone service. The Company believes it has meritorious defenses to the claim and expects to prevail. Should, however, the trial result in an unfavorable outcome, the Company could be subject to additional claims for refunds of connection fees received.

         The Company and its subsidiaries are involved in various other legal actions arising in the ordinary course of business. The Company is contesting these legal actions in addition to the suit noted above; however, the outcome of individual matters is not predictable with assurance. Although the ultimate resolution of these actions (including the action discussed above) is not presently determinable, the Company believes that any liability resulting from the current pending legal actions involving the Company, in excess of amounts provided therefor, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


           Item 4. Submission Of Matters To A Vote Of Security Holders

         No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1996.

                                     PART II

 Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

Market Information

           The Company's Common Stock is traded on the American Stock Exchange (the "Amex") under the symbol "HTCC." Trading of the Common Stock on the Amex commenced on December 20, 1995. From December 8, 1994 through December 19, 1995, the Common Stock was quoted on the Nasdaq National Market and from December 28, 1992 through December 7, 1994 the Common Stock was quoted on the Nasdaq Small-Cap Market.

         The following table sets forth the high and low sale prices for the Common Stock as reported by the Amex (during the period from December 20, 1995 through December 31, 1996), or the high and low sale prices for the Common Stock as reported by the Nasdaq National Market (during the period from January 1, 1995 through December 19, 1995).

                                            High              Low
Quarter Ended:

1995
March 31, 1995 . . . . . . . . . . .         $14              $ 9-3/4
June 30, 1995. . . . . . . . . . . .          15               10-1/8
September 30, 1995 . . . . . . . . .          19               12-1/4
December 31, 1995. . . . . . . . . .          16-3/4            9-1/4

1996
March 31, 1996 . . . . . . . . . . .         $16-1/4          $10-5/8
June 30, 1996. . . . . . . . . . . . .        16               11-3/4
September 30, 1996 . . . . . . . . .          13-7/8            9-3/8
December 31, 1996. . . . . . . . . .          13                8-1/2

         On March 21, 1997, the closing sale price for the Common Stock on the Amex was $9-5/8.

Shareholders

         As of March 21, 1997, the Company had 4,189,626 shares of Common Stock outstanding held by 121 shareholders of record. The Company believes that it has approximately 1,930 beneficial owners who hold their shares in street names.

         The Company will furnish, without charge, on the written request of any stockholder, a copy of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including financial statements filed therewith. Stockholders wishing a copy may send their request to the Company at 100 First Stamford Place, Suite 204, Stamford, CT 06902.

Dividend Policy

         It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its businesses. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings or any earnings.

         At present, HTCC's only source of revenues is payments, including repayment of any intercompany loans, payments under its management service agreements and dividends, if any, from the Operating Companies. The Operating Companies' ability to pay dividends or make other capital distributions to the Company is governed by Hungarian law, and is significantly restricted by certain obligations of the Operating Company.

                         Item 6. Selected Financial Data

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                                AND SUBSIDIARIES
                      Selected Financial and Operating Data
                (Dollars in Thousands, Except Per Share Amounts)
                                                     For the Year
                                         1996       1995       1994       1993
                                       --------   ---------  --------  ---------

Operating revenues ................... $ 20,910   $  4,070   $  --    $    --

Operating loss ....................... $(20,553)  $(17,829)  $(5,272) $  (1,400)
                                                                      ---------
Net loss ............................. $(54,769)  $(20,024)  $(4,597) $  (1,400)
                                                                      ---------
Net loss per common share ............ $ (13.14)  $  (6.30)  $ (2.13) $    (.80)

At Year-End

Total assets ......................... $156,615   $110,387   $27,577  $   6,894

Long-term debt, excluding current
installments and minority interests .. $148,472   $ 23,467   $ 2,299  $    --

Total stockholders' (deficit) equity . $(23,790)  $ 15,739   $12,563  $   3,958

              Item 7. Management's Discussion And Analysis Of
               Financial Condition And Results Of Operations


    Introduction

         The Company was organized on March 23, 1992 and was a development stage enterprise through March 31, 1995. The Company is now engaged primarily in the provision of telecommunications services through its majority-owned subsidiaries, Raba-Com, KNC, Papatel and Hungarotel. The Company has embarked on a significant network development program designed to meet its substantial demand backlog, increase the number of basic telephone access lines in service and modernize existing facilities. Since acquiring the operations comprising Raba-Com and KNC, the Company's network upgrade and expansion program has resulted in the modernization of facilities acquired from MATAV and the addition of approximately 18,900 access lines through December 31, 1996 to the 15,500 access lines purchased from MATAV in the first quarter of 1995. During 1996, the Company continued its network modernization and construction efforts in Raba-Com and KNC, while commencing such efforts in Papatel and Hungarotel which had a combined total of 58,900 access lines at December 31, 1996. The Company installed approximately 29,600 access lines in all of its concession areas during 1996 and had over 93,400 access lines in operation at year end 1996.

         Through 1994 to 1996, the Company devoted a substantial portion of its efforts to obtaining concession rights, negotiating acquisitions, raising debt and equity financing, assembling its current management team and commencing operations. As a result, the Company recognized no revenue until 1995 and incurred aggregate net losses of approximately $81.0 million through December 31, 1996.

         Since the quarter ended March 31, 1995, the Company has provided telecommunications services in the Raba-Com and KNC Operating Areas. As of January 1, 1996, the Company commenced providing telecommunications services in the Papatel and Hungarotel Operating Areas. The development and installation of the network in each of the Company's Operating Areas requires significant capital expenditures. These expenditures, together with associated operating expenses, will continue to result in substantial cash requirements until a customer base large enough to provide sufficient revenues and operating cash flow is established. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract customers, revenues per customer and construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's Operating Areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

         The success of the Company's strategy is dependent upon its ability to increase revenues through the addition of new subscribers while limiting churn. Since March 31, 1995, the Company's network construction and expansion program has added approximately 33,400 access lines through December 31, 1996 to the 60,000 access lines acquired directly from MATAV. During this same period, churn has been negligible, primarily due to the Company's exclusivity rights and the demand for services evidenced by the waitlisted subscribers base.


    Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

       Net Revenues

         The company recorded net telephone service revenues of $20.9 million for the year ended December 31, 1996 as compared to revenues of $4.1 million for the year ended December 31, 1995, an increase of $16.8 million.

         Measured service revenues increased $16.7 million from $3.8 million for the year ended December 31, 1995 to $20.5 million for the year ended December 31, 1996. These revenues have been offset by net interconnect charges which totalled $8.9 million for the year ended December 31, 1996 as compared to $1.7 million for the year ended December 31, 1995, an increase of $7.2 million. This increase in net measured service revenues is the result of an increase in average access lines in service from 13,841 lines for the year ended December 31, 1995 to 75,864 lines for the year ended December 31, 1996. The principal reason for this significant increase in lines was the addition of 44,400 lines in the Hungarotel and Papatel areas which were acquired from MATAV on December 31, 1995. Measured service revenues were also higher due to an increase in the call tariff rates for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

         The Company recognized $7.9 million of revenues from connection and monthly subscription fees during the year ended December 31, 1996, as compared to $1.6 million for the year ended December 31, 1995. The principal reasons for this increase relate to subscription fees from Hungarotel and Papatel, which were not owned by the Company in the prior period, and the Company's ongoing network construction program in all of the Operating Areas which resulted in the connection of 29,645 subscribers in the year ended December 31, 1996 as compared to the connection of 3,834 subscribers in the year ended December 31, 1995. Subscription fees also increased due to a 34.1% increase in monthly Hungarian Forint subscription rates which was favorable in relation to the devaluation of the Hungarian Forint versus the U.S. Dollar.

         Other operating revenues increased to $1.4 million in the year ended December 31, 1996 as compared to $303 thousand for the year ended December 31, 1995. This increase reflects additional revenues from the provision of direct lines, telephone leasing and telephone sales.


       Operating and Maintenance Expenses

         Operating and maintenance expenses for the year ended December 31, 1996 increased $7.1 million, or 48%, to $22.0 million as compared to $14.9 million for the year ended December 31, 1995. The $14.9 million of operating expenses incurred in the year ended December 31, 1995 included non-cash charges totalling $6.4 million relating to deferred stock compensation. Included in operating and maintenance expenses for the year ended December 31, 1996 was deferred stock compensation of $383 thousand. Operating and maintenance expenses adjusted to remove the effect of the deferred stock compensation totalled $21.6 million and $8.5 million for the years ended December 31, 1996 and 1995, respectively, an increase of $13.1 million, or 154%. The increase in adjusted operating and maintenance expenses resulted primarily from the inclusion of operating and maintenance expenses of Hungarotel and Papatel. On a per line basis, however, adjusted operating and maintenance expenses decreased to approximately $285 per average access line for the year ended December 31, 1996 from $620 for the year ended December 31, 1995 as the Company achieved productivity improvements, including the decreased use of labor intensive manual switchboards and the increased use of modern switching technology.

       Depreciation and Amortization

         Depreciation and amortization charges increased $2.1 million to $4.3 million for the year ended December 31, 1996 from $2.2 million for the year ended December 31, 1995. This increase was due to the increase in plant and lines in operation, including an additional 62,023 average lines in service during the year ended December 31, 1996. As the Company proceeds with its capital expenditure programs and adds additional access lines in each of the Operating Areas, depreciation and amortization expenses are expected to increase.

       Management Fees

         Management fees pursuant to management service agreements increased $2.7 million to $6.9 million for the year ended December 31, 1996 from $4.2 million for the year ended December 31, 1995. The increase is primarily due to a full year of monthly management fees due to Citizens which commenced July 1, 1995, this was offset by the expiration in the third quarter of 1996 of the management services agreement between the Company and Tele Danmark. See Note 13 of Notes to Consolidated Financial Statements.

       Asset Write-downs

         Asset write-downs increased from $0.6 million for the year ended December 31, 1995 to $2.0 million for the year ended December 31, 1996. This was due to the decommissioning and write-off of redundant assets as a result of the network construction in 1996.

       Cost of Termination of Former Officers and Directors

         For the year ended December 31, 1996, the Company recorded a charge of $6.3 million representing the present value of payments due and options granted to former officers and directors under separate termination and release agreements, consulting agreements and noncompetition agreements. See
    Note 12(a) of Notes to Consolidated Financial Statements.

       Loss from Operations

         Loss from operations increased $2.8 million to $20.6 million for the year ended December 31, 1996 from $17.8 million for the year ended December 31, 1995. The operating loss for the year ended December 31, 1996 was principally due to the costs of termination of certain former officers and directors as noted above and to the additional expenses incurred by the Company to expand management, project oversight, engineering design and systems needed to achieve rapid line growth and revenue increases, and provide for the introduction and control of new services.


       Foreign Exchange Losses

         Foreign exchange losses increased $2.2 million from $4.1 million for the year ended December 31, 1995 to $6.3 million for the year ended December 31, 1996. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark. The Company has incurred debt and other obligations which are denominated in U.S. Dollars and German Marks in order to commence the construction of its telecommunication networks. During the year ended December 31, 1996, the Hungarian Forint devalued against the U.S. Dollar and the German Mark by 18.4% and 9.0%, respectively, as compared to 26.0% and 36.3% during the year ended December 31, 1995. The increase in foreign exchange loss was primarily attributable to the repayment in 1996 of U.S. Dollar and German Mark denominated intercompany loans resulting in a realized foreign exchange loss in the operating subsidiaries. The loss was offset by a reduced devaluation of the Hungarian Forint during 1996 as well as the repayment of the German Mark denominated vendor credit facility. It is the policy of the National Bank of Hungary to continue to devalue the Hungarian Forint in order to ensure its relative competitiveness. The National Bank of Hungary has announced that it will manage the devaluation of the Hungarian Forint against a basket of major currencies at a 1.2% rate per month. Since the substantial portion of the liabilities within the operating companies are now denominated in the Hungarian Forint, the Company expects to incur reduced foreign currency losses in the future.

       Interest Expense

         Interest expense increased $21.5 million to $23.2 million for the year ended December 31, 1996 from $1.7 million for the year ended December 31, 1995. This increase was attributable to higher average debt levels in the year ended December 31, 1996 as compared to the year ended December 31, 1995 as the Company incurred indebtedness in order to continue the construction of its telecommunications networks.

         Included in interest expense is $4.9 million, the value of consideration provided to Citizens for assistance in fulfilling the Company's obligations under the Citicorp Credit Facility (as defined herein). See Notes 5 and 13 of Notes to Consolidated Financial Statements.

       Interest Income

         Interest income increased $0.5 million to $1.5 million for the year ended December 31, 1996 from $1.0 million for the year ended December 31, 1995 primarily due to higher available cash reserves for short term investment.

       Abandonment of Financing

         During 1996 the Company cancelled a planned bond offering in favor of a Hungarian Bank Credit Facility. The costs of abandonment of financing were $3.0 million and included $2.0 million in settlement of fees and costs of the underwriter and $1.0 million for professional fees and various out of pocket expenses.

       Other, net

         Other, net increased from net charges of $0.3 million for the year ended December 31, 1995 to net income of $1.1 million for the year ended December 31, 1996 principally due to non-operating income and ancillary services.

       Loss Before Extraordinary Items

         As a result of the factors discussed above, for the year ended December 31, 1996, the Company recorded a loss before extraordinary items of $47.5 million compared to a loss of $20.0 million for the year ended December 31, 1995.

       Extraordinary Item

         For the year ended December 31, 1996, the Company recorded an extraordinary item of $7.3 million comprised at a non-cash charge of $8.2 million related to the write-off of the remaining unamortized deferred financing costs pertaining to the Citizens Loan Agreements, offset in part by extraordinary income of $0.9 million relating to a gain on early retirement of a vendor credit facility. See Notes 5 and 13 of Notes to Consolidated Financial Statements.

       Net Loss

         As a result of the factors discussed above the Company recorded a net loss of $54.8 million for the year ended December 31, 1996 as compared to a net loss of $20.0 million for the year ended December 31, 1995.

    Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

       Net Revenue

         Measured  service  revenue  increased  from  zero  for the  year  ended
    December 31, 1994 to $3.8 million for the year ended December 31, 1995, which was partially offset by net interconnect charges of $1.7 million. Measured service revenue increased as the Company commenced providing services in the Raba-Com Operating Area in January 1995 and in the KNC Operating Area in March 1995. At the time of the acquisitions of these Operating Areas, Raba-Com and KNC had 2,500 and 13,100 subscribers, respectively.

         The Company recognized approximately $1.6 million in subscription and connection revenues for the year ended December 31, 1995 compared to no such revenue in 1994. The increase was due to the Company's acquisition from MATAV of the Raba-Com Operating Area on January 1, 1995 and the KNC Operating Area on March 1, 1995.

         Other revenue increased from zero for the year ended December 31, 1994 to $0.3 million for the year ended December 31, 1995. Other telephone services revenues were primarily derived from the provision of direct lines and telephone sales and leasing.

         As a result, the Company recorded net revenue of $4.1 million in 1995, whereas the Company generated no revenue in 1994 as it was still a development stage enterprise.

       Operating and Maintenance Expenses

         Operating and maintenance expenses increased $12.0 million from $2.9 million in 1994 to $14.9 million in 1995. The largest portion of this increase, aggregating $6.4 million, was non-cash compensation expense incurred as a result of a reduction in exercise price and acceleration of vesting of stock options previously granted to certain former officers and directors of the Company. The remainder of the increase was primarily attributable to an increase in salary and wages expense as the Company increased its supervisory staff pursuant to its plan to accelerate the build-out of its networks and to an increase in legal fees as a result of work on the acquisitions of Papatel and Hungarotel. On a per line basis, operating and maintenance expenses averaged $620 (exclusive of non-cash compensation) for the year ended December 31, 1995.

       Depreciation and Amortization

         Depreciation and amortization charges increased $1.8 million from $0.4 million in 1994 to $2.2 million in 1995. The increase was entirely attributable to commencement of the Company's operations in the Raba-Com and KNC Operating Areas.

       Management Fees

         Management fees increased $3.4 million from $0.8 million in 1994 to $4.2 million in 1995. Such fees represent contractual amounts paid to Tele Danmark and Citizens in respect of assistance provided by both Tele Danmark and Citizens pursuant to various agreements, including the Management Services Agreement. Of this amount, Tele Danmark received $1.8 million for services provided with respect to Raba-Com and KNC while Citizens received $2.4 million, including reimbursable costs, for providing the Company with significant financial services and other assistance.

       Asset Writedowns

         Asset writedowns decreased from $1.2 million for the year ended December 31, 1994 to $0.6 million for the year ended December 31, 1995, due to the writedown in the carrying value of the Company's nonoperating subsidiaries and investments in 1994 and a further writedown to recognize realizable value in 1995.

       Loss from Operations

         Loss from operations increased $12.6 million from $5.2 million in 1994 to $17.8 million in 1995. The principal reasons for the increase in loss from operations included the increases in non-cash compensation expense and depreciation and amortization charges described above.

       Foreign Exchange Losses

         Foreign exchange losses increased $3.7 million from $0.4 million in 1994 to $4.1 million in 1995. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against those currencies in which the Company has incurred debt and other obligations as it acquired existing access lines and commenced the construction of its telecommunication networks. During 1995, the Hungarian Forint devalued 26.0% against the U.S. Dollar.

       Interest Expense

         Interest expense increased $1.5 million from $0.2 million in 1994 to $1.7 million in 1995. The increase in interest expense is attributable to higher average debt levels in 1995 as compared to 1994 as the Company incurred indebtedness in order to acquire existing access lines and to commence the construction of its telecommunication network and provide for working capital and other requirements.

       Interest Income

         Interest income increased $0.4 million to $1.0 million for the year ended December 31, 1995 from $0.6 million for the year ended December 31, 1994 primarily due to higher average cash balances in 1995.

       Other Income (Expense), Net

         Other income (expense), net, decreased by $0.5 million from $0.2 million for the year ended December 31, 1994 to ($0.3) million for the year ended December 31, 1995 and consisted primarily of nonoperating and ancillary expenses.

       Net Loss

         As a result of the factors discussed above, net loss increased $15.4 million to $20.0 million for the year ended December 31, 1995 from $4.6 million for the year ended December 31, 1994.

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

         In 1995 the Company entered into a financing agreement with Citizens pursuant to which Citizens guaranteed a $33.2 million loan from Chemical Bank in November 1995. During February and March 1996, the Company borrowed $18.2 million under a second financing agreement with Citizens.

         On March 29, 1996, the Company entered into a $75.0 million Secured Term Loan Credit Facility (the "Citicorp Credit Facility") and, together with HTCC Consulting, a related Pledge and Security Agreement with Citicorp North America, Inc. ("Citicorp"). On April 3, 1996, the Company used $50.8 million from the Credit Facility to repay all the funds advanced or guaranteed by Citizens and Chemical Bank. As of such date, all loan agreements with Citizens and Chemical Bank were terminated. Accordingly, in April 1996, the Company incurred a non-cash charge of approximately $8.2 million representing the remaining unamortized deferred financing costs pertaining to the loan agreements with Citizens.

         In order to meet contractual commitments pursuant to construction contracts in addition to ongoing operating expenses, the Company used an additional $24.0 million from the Citicorp Credit Facility.

         On October 15, 1996, the company and its subsidiaries entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank. Proceeds from the Postabank Credit Facility may be drawn entirely in Hungarian Forints and up to 20% of the principal may be drawn in U.S. Dollars through March 31, 1999. Drawdowns in Hungarian Forints bear interest at a rate of 2.5% above the average of the yield on six- and twelve-month discounted Hungarian treasury bills while drawdowns in U.S. Dollars bear interest at 2.5% above LIBOR. Interest for the first two years may be deferred at the company's option. Amounts outstanding in Hungarian Forints, including any deferred interest, are payable in 32 equal quarterly installments beginning on March 31, 1999. Amounts outstanding in U.S. Dollars are payable in equal quarterly installments through December 31, 2002.

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

         In October 1996, pursuant to the Postabank Credit Facility, the Company borrowed the equivalent of $82.3 million in Hungarian Forints. Approximately $75.2 million of this amount was used to repay Citicorp all funds advanced pursuant to the Citicorp Credit Facility, as amended, and $2.0 million in fees and costs representing settlement in connection with the cancellation of the Company's proposed private placement of debt securities. The remaining $5.1 million was used to pay management fees and reimbursable costs owed to Citizens pursuant to the Management Services Agreement with Citizens. An additional $5.6 million of the facility was used to pay loan origination fees and costs to Postabank under the terms of the loan agreement, $2 million of which will be reimbursed to the Company in equal quarterly installments over a two year period, and which will be amortized over the life of the loan facility. The remainder of the proceeds will be used to complete construction of its telecommunication networks, provide additional working capital, and refinance or repay other existing debt obligations. As of December 31, 1996 the Company had borrowed a total of $116 million under the Postabank Credit Facility.

         As a result of entering into the Postabank Credit Facility, the Company terminated all loan agreements with Citicorp in addition to the Company's proposed private placement of debt securities.

         In 1996, the Company's subsidiary Hungarotel entered into a $47.5 million construction contract for the construction of a telephone network with a capacity of 40,000 lines in its Bekescsaba service area. Financing will be provided by the contractor for $45.0 million of the contract amount. The financing agreement requires repayment in 20 quarterly installments commencing on March 31, 1998, with final payment due December 31, 2002. Interest will be charged at a variable rate computed as the weighted average of the six and 12 month Hungarian National Treasury Bill interest rate for each quarter plus 2.5%. Interest payments may be deferred until December 31, 1997.

         In 1995, the Company applied for network construction subsidies from the Hungarian government. In December 1995, certain of the Company's applications were approved, subject to certain conditions, resulting in the Company being awarded subsidies aggregating $0.9 million. The Company has received approximately $0.7 million of such subsidies in installments in the fourth quarter of 1996 and the first quarter of 1997. One-half of such funds will be received in the form of a grant and one-half in the form of a non-interest bearing loan repayable over a three year period.

         Net cash used in operating activities increased to $35.8 million for the year ended December 31, 1996 compared to $0.5 million for the year ended December 31, 1995. For the year ended December 31, 1996, the Company used $56.4 million in investing activities, which was used to fund the construction of the Company's telecommunications networks, compared to $53.2 million in investing activities for the year ended December 31, 1995. Financing activities provided net cash of $89.2 million and $64.3 million for the years ended December 31, 1996 and 1995, respectively.

         The Company anticipates that the capital expenditures necessary to complete the modernization and construction of its networks will require approximately $59.3 million through the end of 1997 and an additional $8.7 million after 1997. Although the company expects that proceeds from the Postabank Credit Facility, together with vendor financing, other borrowings and internally generated funds will be sufficient to meet its capital requirements under existing construction contracts and working capital needs, funding for the Company's future capital requirements to finance possible acquisitions or other start-up businesses may include the sale of equity or debt of HTCC or one or more of the operating companies. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms, or at all.

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

    Inflation and Foreign Currency

         For the year ended December 31, 1996, inflation in Hungary was approximately 23.6% on an annualized basis. It is the stated policy goal of the Hungarian government to keep inflation from exceeding approximately 20% for the year.

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


                Item 8. Financial Statements And Supplementary Data

         Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

         Item 9. Changes In And  Disagreements  With  Accountants  On
                       Accounting And Financial Disclosure

         Effective July 1, 1995, the Board of Directors of the Company selected KPMG Peat Marwick LLP as its new independent auditor. BDO Seidman, LLP had served as the Company's independent auditor until that time. The Company made the change because KPMG Peat Marwick LLP has an auditing staff in the Republic of Hungary, while BDO Seidman, LLP does not. The Company believes that such a local auditing presence in Hungary will serve the Company better during its anticipated growth period. The Board of Directors approved the decision to change public accountants based on the reasons stated above. The Board of Directors did not dismiss BDO Seidman, LLP, nor did BDO Seidman, LLP resign or decline to serve if reappointed. None of BDO Seidman, LLP's reports on the financial statements for any year contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principle. There were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company at any time.


                                    PART III

         Item 10. Directors And Executive Officers Of The Registrant

         There is incorporated in this Item 10 by reference the information appearing under the captions "Election of Directors - Nominees for Director," "- Executive Officers Who Are Not Directors" and "- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                         Item 11. Executive Compensation

         There is incorporated in this Item 11 by reference the information appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

     Item 12. Security Ownership Of Certain Beneficial Owners And Management

         There is incorporated in this Item 12 by reference the information appearing under the captions "Introduction - Stock Ownership of Certain Beneficial Owners," "- Stock Ownership of Management," and "-Potential Change in Control," and "Election of Directors - Nominees for Director" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

          Item 13. Certain Relationships And Related Party Transactions

         There is incorporated in this Item 13 by reference the information appearing under the caption "Election of Directors - Certain Relationships and Related Party Transactions," and "- Indebtedness of Management" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

    Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   List of Financial Statements

                  Reference is made to the index on page F-1 for a list of all financial statements filed as part of this Form 10-K.

         (a)(2)   List of Financial Statement Schedules

                  Reference is made to the index on page F-1 for a list of all financial statement schedules filed as part of this Form 10-K.

         (a)(3)   List of Exhibits
                                                              Reference to
                                                              Prior Filing
Exhibit                                                       or Exhibit Number
Number                     Description                        Attached Hereto

 2      Plan of acquisition, reorganization, arrangement,
        liquidation or succession                                          None
 3(i)   Certificate of Incorporation of the Registrant,
        filed March 23, 1992                                               (1)
 3(ii)  By-laws of the Registrant                                          (1)
 4      Instruments defining the rights of security holders,
        including indentures                                               None
 9      Voting trust agreement                                             None
10      Material contracts:
10.1    Employment Agreement between the Registrant and Frank R. Cohen     (1)
10.2    1992 Incentive Stock Option Plan of the Registrant                 (2)
10.3    Decision by the Ministry of Transportation, Telecommunications
        and Water Management of the Republic of Hungary to the
        application for the establishment of a telecommunications
        network and service provision and the English translation
        of the same                                                        (1)
10.4    Subscription Agreement between the Registrant and private
        placement investors containing registration rights                 (1)
10.5    Sharing Agreement with Hungarian Teleconstruct Corp.
        relating to 90 West Street Office space                            (3)
10.6    Form of Concession Agreement                                       (4)
10.7    Concession Agreement for Raba-Com Rt.                              (5)
10.8    Concession Agreement for Kelet-Nograd Com Rt.                      (5)
10.9    Joint Venture and Management Agreements with Telecom Denmark A/S
        as to Raba-Com Rt.                                                 (6)
10.10   Joint Venture and Management Agreements with Telecom Denmark A/S
        as to Kelet-Nograd Com Rt.                                         (6)
10.11   Settlement Agreement between Bell Canada International, Inc. and
        the Registrant                                                     (6)
10.12   Equipment supply contracts between Siemens Telefungyar Kft. and
        Raba-Com and Kelet-Nograd Com Rt.                                  (6)
10.13   Summary of the terms of Raba-Com Rt. agreement to acquire
        telephone lines from Matav                                         (7)
10.14   Summary of the terms of Kelet-Nograd Com Rt. agreement to acquire
        telephone lines from Matav                                         (7)
10.15   Turnkey construction contracts between Siemens and Raba-Com Rt.
        and Kelet-Nograd Com Rt.                                           (7)
10.16   Master Agreement, dated May 31, 1995, between the Registrant and
        CU CapitalCorp.                                                    (8)
10.17   Warrant, dated May 31, 1995, granted by the Registrant to
        CU CapitalCorp.                                                    (8)
10.18   Stock Option Agreement, dated May 31, 1995, between the Registrant
        and CU CapitalCorp.                                                (8)
10.19   Registration Agreement, dated May 31, 1995, between the Registrant
        and CU CapitalCorp.                                                (8)
10.20 Management Services Agreement, dated May 31, 1995, between the Registrant and Citizens International Management Services Company (8)
10.21 Stock Purchase Agreement, dated as of August 31, 1995, between the Registrant, Alcatel Austria AG, US Telecom East, Inc., and Central
        Euro Telekom, Inc.                                                 (9)

                                                              Reference to
                                                              Prior Filing
Exhibit                                                       or Exhibit Number
Number                     Description                        Attached Hereto


10.22   Agreement to Amend and Restate, dated September 28, 1995, between
        the Registrant and CU CapitalCorp.                                 (10)
10.23   Second Stock Option Agreement, dated September 28, 1995, between
        the Registrant and CU CapitalCorp.                                 (10)
10.24   First Amendment to Management Services Agreement, dated September
        28, 1995, between the Registrant and Citizens International
        Management Services Company                                        (10)
10.25   Second Agreement to Amend and Restate, dated October 30, 1995,
        between the Registrant and CU CapitalCorp.                         (11)
10.26   Amended and Restated Loan Agreement, dated October 30, 1995, between the Registrant and CU CapitalCorp. (which includes the form of the Amended and Restated Promissory Note as Exhibit I
        thereto)                                                           (11)
10.27   Second Amended and Restated Pledge Agreement, dated October 30,
        1995, between the Registrant and CU CapitalCorp.                   (11)
10.28   Employment Agreement dated November 29, 1994 between the
        Registrant and Robert Genova                                       (12)
10.29   Employment Agreement dated November 29, 1994 between the
        Registrant and Frank R. Cohen                                      (12)
10.30 Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the
        Republic of Hungary and Raba-Com Rt.                               (13)
10.31 Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the
        Republic of Hungary and Kelet-Nograd Com Rt.                       (13)
10.32   Loan Agreement between the Registrant and Chemical Bank dated
        November 28, 1995, as amended                                      (14)
10.33   Guaranty of CU CapitalCorp. dated as of December 1, 1995 in favor of Chemical Bank with respect to the Loan Agreement dated November
        28, 1995, as amended                                               (14)
10.34 Basic Contract for Takeover of Public Telephone Service in the Bekescsaba and Oroshaza Primary Region dated December 30, 1995
        between Hungarotel and Matav                                       (14)
10.35   Transfer Agreement for the Transfer of Assets relating to the
        Local Public Telephone Service in the Bekescsaba and Oroshaza
        Primary Regions dated December 30, 1995 between Hungarotel and
        Matav                                                              (14)
10.36   Agreement  on the  Continuous  Employment  of Matav  Employees
        providing  Public  Telephone  Service  in the  Bekescsaba  and
        Oroshaza  Primary  Regions  dated  December  30, 1995  between
        Hungarotel and Matav                                               (14)
10.37   Agreement on the Taking Over of Public Telecommunication Services
        in Bekescsaba and Oroshaza Primary Region dated December 30,
        1995 between Hungarotel and Matav                                  (14)
10.38   Agreement on the Regulation of Rights and Obligations from
        Pending Contracts concerning the Public Telephone Service in the Bekescsaba and Oroshaza Primary Regions dated December 30,
        1995 between Hungarotel and Matav                                  (14)
10.39   Network Agreement dated December 30, 1995 between Hungarotel and
        Matav                                                              (14)
10.40   Agreement to Enter Into a Security Agreement between the
        Registrant and Matav dated December 30, 1995                       (14)

                                                              Reference to
                                                              Prior Filing
Exhibit                                                       or Exhibit Number
Number                     Description                        Attached Hereto

10.41   Guaranty of the Registrant dated December 30, 1995 in favor
        of Matav with respect to Hungarotel                                (14)
10.42   Declaration of Matav with respect to Hungarotel                    (14)
10.43   Basic Contract for Taking Over of Public Telephone Services in
        the Papa Primary Region dated December 30, 1995 between Papatel
        and Matav                                                          (14)
10.44   Transfer Agreement for the Transfer of Assets relating to the
        Local Public Telephone Services in the Papa Primary Region dated
        December 30, 1995 between Papatel and Matav                        (14)
10.45   Agreement on the Continuous Employment of Matav Employees
        providing Public Telephone Services in the Papa Primary Region
        dated December 30, 1995 between Papatel and Matav                  (14)
10.46   Agreement on the Taking Over of Public Telecommunication Services
        in the Papa Primary Region dated December 30, 1995 between
        Papatel and Matav                                                  (14)
10.47   Agreement on the Regulation of Rights and Obligations from
        Pending Contracts concerning the Public Telephone Services in the Papa Primary Region dated December 30, 1995 between
        Papatel and Matav                                                  (14)
10.48   Network Agreement dated December 30, 1995 between Papatel and
        Matav                                                              (14)
10.49   Security Agreement between the Registrant, Matav, ABN AMRO Bank
        Rt. and Papatel, in favor of Matav                                 (14)
10.50   Guaranty of the Registrant dated December 30, 1995 in favor of
        Matav with respect to Papatel                                      (14)
10.51   Third Agreement to Amend and Restate, dated February 26, 1996,
        between the Registrant and CUCC                                    (15)
10.52   Second Loan Agreement, dated February 26, 1996, between the
        Registrant and CUCC (including form of the Second Promissory
        Note as Exhibit I thereto)                                         (15)
10.53   First Amendment to the Second Amended and Restated Pledge
        Agreement, dated February 26, 1996, between the Registrant
        and CUCC                                                           (15)
10.54   First Amendment to the Amended and Restated Loan Agreement,
        dated February 26, 1996, between the Registrant and CUCC           (15)
10.55   Second Amendment to the Management Services Agreement, dated
        February 26, 1996, between the Registrant and CIMS                 (15)
10.56   Employment Agreement dated September 12, 1995 between the
        Registrant and Robert Genova                                       (18)
10.57   Employment Agreement dated September 12, 1995 between the
        Registrant and Frank R. Cohen                                      (18)
10.58   Employment Agreement dated December 14, 1995 between the
        Registrant and James G. Morrison                                   (18)
10.59   Employment Agreement dated December 14, 1995 between the
        Registrant and Andrew E. Nicholson                                 (18)
10.60   Secured Term Loan Credit Facility between the Registrant and
        Citicorp North America, Inc. et al. Dated as of March 29, 1996     (19)
10.61   Pledge and Security Agreement dated as of March 29, 1996 between the Registrant, HTCC Consulting Rt., and Citicorp North America,
        Inc. et al dated as of March 29, 1996                              (19)
10.62   Termination and Release Agreement dated as of July 26, 1996
        between the Registrant and Robert Genova                           (20)

                                                              Reference to
                                                              Prior Filing
Exhibit                                                       or Exhibit Number
Number                     Description                        Attached Hereto

10.63   Consulting Agreement dated as of July 26, 1996 between the
        Registrant and Robert Genova                                       (20)
10.64   Noncompetition Agreement dated as of July 26, 1996 between the
        Registrant and Robert Genova                                       (20)
10.65   Irrevocable Proxy dated July 26, 1996 executed by Robert Genova
        appointing Hungarian Telephone and Cable Corp. as his proxy        (20)
10.66   Termination and Release Agreement dated as of July 26, 1996
        between the Registrant and Frank R. Cohen                          (20)
10.67   Consulting Agreement dated as of July 26, 1996 between the
        Registrant and Frank R. Cohen                                      (20)
10.68   Noncompetition Agreement dated as of July 26, 1996 between
        the Registrant and Frank R. Cohen                                  (20)
10.69   Irrevocable Proxy dated July 26, 1996 executed by Frank R. Cohen
        appointing Hungarian Telephone and Cable Corp. as his proxy        (20)
10.70   Termination and Release Agreement dated as of July 26, 1996
        between the Registrant and Donald K. Roberton                      (20)
10.71   Consulting Agreement dated as of July 26, 1996 between the
        Registrant and Donald K. Roberton                                  (20)
10.72   Noncompetition Agreement dated as of July 26, 1996 between
        the Registrant and Donald K. Roberton                              (20)
10.73   Irrevocable Proxy dated July 26, 1996 executed by Donald K.
        Roberton appointing Hungarian Telephone and Cable Corp. as his
        proxy                                                              (20)
10.74   English translation of Construction Contract between Papa es
        Tersege Telefon Koncesszios Rt. and Fazis Telecommunications
        System Design and Construction Corporation dated May 10, 1996      (21)
10.75 English translation of Construction Contract between Hungarotel Tavkozlesi Rt. and Ericsson Kft. dated May 17, 1996. (as amended) (24)
10.76   English translation of Construction Contract between Papa es Tersege
        Telefon Koncesszios Rt. and Ericsson Kft. dated May 31, 1996       (21)
10.77 English translation of Construction Contract between Hungarotel Tavkozlesi Rt. and Fazis Telecommunications System Design and
        Construction Corporation dated June 28, 1996                       (21)
10.78   English translation of Amended and Restated Concession Contract between Papa es Tersege Telefon Koncesszios Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water
        Management dated as of June 3, 1996                                (21)
10.79   English translation of Amended and Restated Concession Contract between Hungarotel Tavkozlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as
        of June 3, 1996 (Oroshaza)                                         (21)
10.80   English translation of Amended and Restated Concession Contract between Hungarotel Tavkozlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as
        of June 3, 1996 (Bekescsaba)                                       (21)
10.81   Amended and Restated Employment Agreement dated as of October 17,
        1996 between the Registrant and James G. Morrison                  (22)
10.82   Amended and Restated Employment Agreement dated as of October 17,
        1996 between the Registrant and Andrew E. Nicholson                (22)

                                                              Reference to
                                                              Prior Filing
Exhibit                                                       or Exhibit Number
Number                     Description                        Attached Hereto


10.83   Amended and Restated Employment Agreement dated as of
        October 17, 1996 between the Registrant and Daniel R. Vaughn       (22)
10.84   Multi-Currency Credit Facility among Postabank Rt., as Lender, the Registrant, as Guarantor, HTCC Consulting Rt., Hungarotel Tavkozlesi Rt., Kelet-Nograd Com Rt. and Papa es Tersege Telefon Koncesszios Rt. and Raba Com Rt., as Borrowers entered into as
        of October 15, 1996                                                (23)
10.85 Form of Loan Agreement entered into as of October 15, 1996 among Postabank Rt., as Lender, the Registrant, as Guarantor, and each
        Subsidiary, as Borrower                                            (23)
10.86   Form of Mortgage and Pledge Agreement Securing Bank Loan
        entered into as of October 15, 1996 between Postabank Rt. and
        each Subsidiary                                                    (23)
10.87   Form of Security Agreement entered into as of October 15, 1996 among Postabank Rt., as the secured party, ABN AMRO Rt., as the
        Escrow Agent, and the Registrant and HTCC Consulting Rt., as the
        pledgors                                                           (23)
10.88   First Amendment to Warrant between the Registrant and CU
        CapitalCorp. dated as of October 18,1996                           (23)
10.89   First Amendment to Stock Option Agreement between the Registrant
        and CU CapitalCorp. dated as of October 18, 1996                   (23)
10.90   Third Stock Option between the Registrant and CU CapitalCorp
        dated as of October 18, 1996                                       (23)
10.91   Non-Employee Director Stock Option Plan dated as of February 6,
        1997                                                              10.91
10.92   Amended and Restated Employment Agreement Between the Registrant
        and Richard P. Halka dated as of January 9, 1997                  10.92
10.93   Stock Option Agreement Between the Registrant and James G.
        Morrison dated as of March 13, 1997                               10.93
10.94   Stock Option Agreement Between the Registrant and Andrew E.
        Nicholson dated as of March 13, 1997                              10.94
10.95   Stock Option Agreement Between the Registrant and Daniel R.
        Vaughn dated as of March 13, 1997                                 10.95
11      Statement re computation of per share earnings             Not required
12      Statement re computation of ratios                         Not required
13      Annual report to security holders                          Not required
16      Letter re change in certifying accountant                          (16)
18      Letter re change in accounting principles                          None
21      Subsidiaries of the Registrant                                     (21)
22      Published report regarding matters submitted to vote of security
        holders                                                    Not required
23      Consents of experts and counsel                            Not required
23.1    Consent of KPMG Peat Marwick LLP, certified public accountants     23.1
23.2    Consent of BDO Seidman, LLP, certified public accountants          23.2
24      Power of Attorney                                          Not required
27.1    Financial Data Schedule                                            27.1
28      Information from reports furnished to state insurance
        regulatory authorities                                     Not required
99.1    Press Release issued by the Registrant on May 15, 1995              (8)
99.2    Press Release issued by the Registrant on August 3, 1995            (9)
99.3    Press Release issued by the Registrant on September 5, 1995        (17)
99.4    Press Release dated July 29, 1996                                  (20)
99.5    Press Release dated October 16, 1996                               (23)
------------

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 dated October 20, 1992, as amended (Registration No. 33-53582-NY as amended).
(2) Incorporated herein by reference to the Registrant's definitive proxy statement on Schedule 14A for the Annual Meeting of Stockholders held on September 14, 1994.
(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for May 4, 1994.
(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for February 17, 1994.
(5) Incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1993.
(6) Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 dated October 27, 1994, as amended (Registration No. 33-80676).
(7) Incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994.
(8) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for May 31, 1995.
(9) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for August 31, 1995.
(10) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for September 28, 1995.
(11) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for October 30, 1995.
(12) Incorporated herein by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1995.
(13) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for February 28, 1994.
(14) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for December 30, 1995.
(15) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for February 26, 1996.
(16) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for June 16, 1995.
(17) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for October 30, 1995.
(18) Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1995.
(19) Incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1996.
(20) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for July 26, 1996.
(21) Incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1996.
(22) Incorporated herein by reference to the Registrant's Form S-8 filed on October 18, 1996.
(23) Incorporated herein by reference to the Registrant's Current Report on Form 8-K for October 15, 1996.
(24) Incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1996.

         (b)      Reports on Form 8-K

         On October 24, 1996, the Registrant filed a Current Report on Form 8-K for the event on October 15, 1996. On such date, the Registrant and its subsidiaries entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank Rt., a Hungarian commercial bank. In connection with such credit facility, the Registrant also entered into certain agreements with CU Capital Corp., a Delaware corporation ("CUCC") and a wholly-owned subsidiary of Citizens Utilities Company pursuant to which the Registrant, in consideration of certain financial support provided by CUCC, (i) extended to September 12, 2000 the exercise period of a Warrant and certain stock options held by CUCC, (ii) granted CUCC the option to purchase an additional 875,850 shares of Common Stock at an exercise price of $12.75 and (iii) paid CUCC $750,000.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.

                                  HUNGARIAN TELEPHONE AND CABLE CORP.
                                  (Registrant)


                                  By /s/Richard P. Halka
                                     Richard P. Halka
                                     (Controller/Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of March 27, 1997.

Signature/Name                         Title


/s/ James G. Morrison                  President and Chief Executive Officer
James G. Morrison                      Director (Principal Executive Officer)


/s/ Richard P. Halka                   Controller (Principal Accounting Officer)
Richard P. Halka


/s/ Andrew E. Nicholson                Senior Vice President - Finance
Andrew E. Nicholson                    (Principal Financial Officer)


/s/ David A. Finley                    Director
David A. Finley


/s/ Warren B. French, Jr.              Director
Warren B. French, Jr.


/s/ John B. Ryan                       Director
John B. Ryan


/s/ James H. Season                    Director
James H. Season


/s/ Ronald E. Spears                   Director
Ronald E. Spears


/s/William E. Starkey                  Director
William E. Starkey

                       HUNGARIAN TELEPHONE AND CABLE CORP.

                   Index to Consolidated Financial Statements

         The following information is included on the pages indicated:

Consolidated Financial Statements:                  Page

         Independent Auditors' Reports................F-2 to F-3
         Consolidated Balance Sheets..................F-4
         Consolidated Statements of Operations........F-5
         Consolidated Statements of Stockholders'
           (Deficit) Equity...........................F-6
         Consolidated Statements of Cash Flows........F-7
         Notes to Consolidated Financial Statements...F-8 to F-27


Financial Statement Schedules:

         All  financial   statement   schedules  are  omitted  as  the  required
information  is  not   applicable  or  the   information  is  presented  in  the
consolidated financial statements or related notes.

                          Independent Auditors' Report


The Board of Directors and Stockholders
Hungarian Telephone and Cable Corp.:

We have audited the accompanying consolidated balance sheets of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                       KPMG PEAT MARWICK LLP



New York, New York
March 21, 1997

             Report of Independent  Certified Public Accountants


Board of Directors
Hungarian Telephone  and  Cable  Corp.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Hungarian Telephone and Cable Corp. and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hungarian Telephone and Cable Corp. and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


BDO Seidman, LLP


New York, New York

March 27, 1997

          HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                      December  31, 1996 and 1995
                   (In thousands, except share data)


    Assets                                         1996              1995
    ------                                         -----             ----

Current assets:
    Cash and cash equivalents                 $    15,876            16,192
    Restricted cash                                 6,092             1,757
    Accounts receivable, net of allowance
       of $123 in 1996, and $0 in 1995              4,575             1,399
    VAT receivable, net                             5,377             4,432
    Prepayments and other current assets            2,028             1,729
                                                ---------         ---------

       Total current assets                        33,948            25,509

Net property, plant and equipment                  82,012            54,222
Goodwill and intangibles, net of accumulated
    amortization of $1,178 in 1996 and $485
    in 1995                                        17,374            19,768
Other assets                                       11,497             6,570
Construction deposits                              11,784             4,318
                                                ---------         ---------
Total assets                                  $   156,615           110,387
                                                 ========          ========

    Liabilities and Stockholders'
    (Deficit) Equity

Current liabilities:
    Current instalments of long-term debt     $       120             9,699
    Short term loans                                                 33,982
    Accounts payable                               17,777             8,835
    Advance subscriber payments                     3,202
    Due to related parties                          2,934             3,075
    Accruals                                        1,748             5,564
    Other current liabilities                       1,952             2,253
                                                ---------         ---------
       Total current liabilities                   27,733            63,408

Long-term debt, excluding current instalments     148,472            23,467
Advance subscriber payments, long-term                                2,136
Due to related parties                              4,200
                                                ---------
       Total liabilities                          180,405            89,011
                                                ---------         ---------
Commitments and contingencies
Minority interest                                                     5,637
                                                 --------          --------
Stockholders' (deficit) equity:

    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued 4,179,626
       shares in 1996 and 4,015,039 shares
       in 1995                                          4                 4
    Additional paid-in capital                     59,327            45,358
    Accumulated deficit                           (80,961)          (26,192)
    Foreign currency translation adjustment        (1,494)           (2,381)
    Deferred compensation                            (666)           (1,050)
                                                ----------        ----------
       Total stockholders' (deficit) equity       (23,790)           15,739
                                                ----------        ---------
Total liabilities and stockholders
 (deficit) equity                             $   156,615           110,387
                                                =========         =========

See accompanying notes to consolidated financial statements. The Company ceased to be a development stage company on April 1, 1995.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994
                 (In thousands, except share and per share data)


                                              1996           1995        1994
                                              ----           ----        ----

TELEPHONE SERVICES REVENUES, NET        $     20,910        4,070
                                         -----------   ----------   ---------

Operating expenses:
    Operating and maintenance expenses        22,011       14,948       2,863
    Depreciation and amortization              4,270        2,211         413
    Management fees                            6,917        4,178         753
    Asset write-downs                          2,005          562       1,243
    Termination of former officers and
     directors                                 6,260
                                             -------       ------      ------

    Total Operating Expenses                  41,463       21,899       5,272
                                         -----------   ----------  ----------

LOSS FROM OPERATIONS                         (20,553)     (17,829)     (5,272)


Other income (expenses):
    Foreign exchange losses                   (6,278)      (4,090)       (373)
    Interest expense                         (23,240)      (1,672)       (211)
    Interest income                            1,488          981         585
    Cost of abandoned financing               (2,985)
    Other, net                                 1,123         (252)        180
                                             -------       -------     -------

LOSS BEFORE MINORITY INTEREST                (50,445)     (22,862)     (5,091)

MINORITY INTEREST                              2,994        2,838         494
                                         -----------   ----------  ----------

LOSS BEFORE EXTRAORDINARY ITEM               (47,451)     (20,024)     (4,597)

EXTRAORDINARY ITEM, NET                       (7,318)
                                              ------      ------       ------

NET LOSS                                $    (54,769)     (20,024)     (4,597)
                                         ===========   ==========  ==========


LOSS PER SHARE OF COMMON STOCK

    BEFORE EXTRAORDINARY ITEM           $    (11.38)       (6.30)      (2.13)

    EXTRAORDINARY ITEM                  $     (1.76)
                                             ------        ------      ------

    NET LOSS                            $    (13.14)       (6.30)      (2.13)
                                         ===========   ==========  ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                  4,169,532    3,177,801   2,159,508
                                         ===========   ==========  ==========

See accompanying notes to consolidated financial statements. The Company ceased to be a development stage company on April 1, 1995.

                         HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Statements of Stockholders' (Deficit) Equity
                            Years ended December 31, 1996, 1995 and 1994
                                 (In thousands, except share data)


                                                                                  Foreign
                                                             Additional           Currency                  Total
                                                    Common   Paid-in  Accumulated Translation  Deferred     Stockholders
                                        Shares      Stock    Capital     Deficit  Adjustment   Compensation Equity
----------------------------------------------------------------------------------------------------------------------

Balances at January 1, 1994             1,288,000      $  1      5,603    (1,571)      (75)         0      $  3,958
Common stock issuances,
    643,991 shares for cash               643,991         1      7,821                                        7,822
    307,692 shares for cash               307,692                3,000                                        3,000
Options granted as compensation                                  2,196                         (2,196)            0

Earned compensation                                                                               324           324

Issuance of warrants in connection
with claim settlement                                              100                                          100

Transfer of carrying value of shares of
stock subject to mandatory redemption
upon expiration of redemption period      465,000         1      1,143                                        1,144

Company's share of the excess of
proceeds over book value of subsidiaries
shares purchased by Telecom Denmark                                737                                          737

Foreign currency translation adjustment                                                (37)                     (37)
Net loss                                                                  (4,597)      112                   (4,485)
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994           2,704,683      $  3     20,600    (6,168)        0     (1,872)     $ 12,563

Exercise of warrants                       55,025                  284                                          284

Private placement costs                                            (37)                                         (37)
Common stock issuances                    252,908                3,476                                        3,476
Options issued as consideration
for financial support                                            3,481                                        3,481
Exercise of options                       328,494                2,012                                        2,012
Compensation related to stock options                            4,493                          1,872         6,365
Common stock granted to employees         102,500                1,050                         (1,050)            0
Common stock issued for acquisitions      571,429         1      9,999                                       10,000
Foreign currency translation adjustment                                             (2,381)                  (2,381)
Net loss                                                                 (20,024)                           (20,024)
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995           4,015,039      $  4     45,358   (26,192)   (2,381)    (1,050)     $ 15,739
Common stock issuance                     250,000                3,219                                        3,219
Exercise of options and warrants            8,016                   81                                           81
Cancellation of shares                   (101,429)              (1,775)                                      (1,775)
Options granted in connection
with termination agreement                                       1,125                                        1,125
Options issued and extended as
consideration for financial support                             11,218                                       11,218
Shares issued as compensation               8,000                  101                                          101
Earned compensation                                                                               384           384
Foreign currency translation adjustment                                                887                      887
Net loss                                                                 (54,769)                           (54,769)
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996           4,179,626      $  4     59,327   (80,961)   (1,494)      (666)     $(23,790)
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements. The Company ceased to be a development stage company on April 1, 1995.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)


                                                       1996      1995      1994
                                                       ----      ----      ----

Net cash used in operating activities            $  (35,841)     (466)   (4,188)
                                                  ---------   --------  --------

Cash flows from investing activities:

     Acquisition and construction of
         telecommunications networks                (49,086)  (41,921)   (8,655)
     Increase in construction deposits               (7,466)   (4,313)
     Acquisition of concession rights                          (7,119)   (4,186)
     Cash received from sale of
         subsidiaries stock                                     1,464
     Acquisition of interests in
         subsidiaries                                  (330)   (1,293)
     Proceeds from sale of assets                       336
     Proceeds from issuance of stock by
         subsidiaries to outside investors                                6,370
     Redemption of U.S. Treasury bills                                    1,497
     Sale (acquisition) of interests in
         affiliates                                     130                (434)
                                                  ---------  --------   -------
         Net cash used in investing activities      (56,416)  (53,182)   (5,408)
                                                  ---------  --------   -------
Cash flows from financing activities:

     Borrowings under long-term debt                132,307    31,694     2,442
     Proceeds from short-term loans                 108,729    31,956
     Proceeds from exercise of options
         and warrants                                    81     2,296    10,822
     Repayment of long-term debt                     (9,026)   (1,582)
     Repayment short-term loans                    (142,607)
     Deferred offering costs paid                                 (37)
     Repayment of notes payable                        (300)
                                                  ---------  --------   -------
        Net cash provided by financing activities    89,184    64,327    13,264
                                                  ---------  --------   -------
Effect of foreign exchange rate changes on cash       2,757    (1,453)     (106)
                                                  ---------  --------   -------

Net increase (decrease) in cash and cash
     equivalents                                       (316)    9,226     3,562

Cash and cash equivalents at beginning of year       16,192     6,966     3,404
                                                  ---------  --------   -------
Cash and cash equivalents at end of year         $   15,876    16,192     6,966
                                                  =========  ========   =======

See accompanying notes to consolidated financial statements. The Company ceased to be a development stage company on April 1, 1995.

               HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994

(1)    Summary of Significant Accounting Policies

       (a)    Description of Business

              Hungarian Telephone and Cable Corp. was organized on March 23, 1992 to own and manage telecommunications companies in Hungary. Four subsidiaries of the Company are presently engaged in the ownership, construction and operation of public switched telephone service. Hungarian Telephone and Cable Corp. and subsidiaries ("the Company")was in the development stage through March 31,1995.

              The Company, through two of its subsidiaries, commenced operations in two concession regions in 1995 and through two other subsidiaries, commenced operations in three additional concession areas effective January 1, 1996. Accordingly, the Company devoted substantially all of its efforts through 1994 and a considerable portion of its efforts in 1995 to obtaining concession rights, negotiating acquisitions, raising capital in the form of debt and equity, attracting and creating its current management team and preparing to commence operations. As a result, the Company recognized no revenues until 1995.

              In 1996, significant activities were devoted to negotiating and managing construction contracts in its concession areas. Considerable efforts were also spent raising capital in the form of long-term debt in order to finance construction and working capital. As a result, the Company has incurred losses through the end of 1996.

       (b)    Principles of Consolidation and the Use of Estimates

              The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries; Kelet-Nograd Com Rt., (KNC), Raba-Com Rt., (Raba-Com), Hungarotel Tavkozlesi Rt. (Hungarotel), Papa es Tersege Telefon Koncesszios Rt. (Papatel), HTCC Consulting Rt. (HTCC Consulting), Pilistav Rt. (Pilistav), Borzsony Com and Telebud (CI) Ltd. All material intercompany balances and transactions have been eliminated. Investments in affiliates representing less than 50% ownership, and in which the Company exercises significant influence, are accounted for using the equity method.

              The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

       (c)    Foreign Currency Translation

              The statutory accounts of the Company's consolidated subsidiaries and affiliates are maintained in accordance with local accounting regulations and are stated in local currencies. Local statements are adjusted to U.S. GAAP and then translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Accounting for Foreign Currency Translation" ("SFAS 52").

              During the period in which the Company was a development stage enterprise, the Company used the U.S. dollar as the functional currency for its majority-owned Hungarian subsidiaries. Accordingly, monetary assets and liabilities of the Hungarian subsidiaries were translated at year-end exchange rates while non-monetary assets and liabilities were translated at historical rates. Income and expense accounts were translated at the average rates in effect during the year. Translation adjustments and transaction gains or losses were reflected in the consolidated statement of operations.

              Since commencement of revenue generating activities, the Company has used the Hungarian Forint ("HUF") as the functional currency for its majority owned Hungarian subsidiaries. The Company also used the HUF as the functional currency for measuring the accounts of Elso Hazai Tavkozlesi Rt. ("Elso") in which it had a 30% interest until April 19, 1996. Accordingly, foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in stockholders' equity. Foreign exchange fluctuations related to intercompany balances are included in equity if such balances are intended to be long-term in nature. At the time the Company settles such balances, the resulting gain or loss is reflected in the consolidated statement of operations. Gains and losses from foreign currency transactions are included in net loss in the period in which they occur.

       (d)    Cash Equivalents

              For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       (e)    Property, Plant and Equipment

              Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

       (f)    Intangible Assets

              Intangible assets are comprised of concession fees paid and the excess of cost over net assets acquired. The concession fees are being amortized over the 25-year concession period using the straight-line method. Excess of cost over net assets acquired is also amortized over 25 years using the straight-line method.

       (g)    Revenue Recognition

              Telephone service revenues are recognized when earned and are primarily derived from usage of the Company's local exchange networks and facilities or under revenue sharing agreements with the former state controlled monopoly telephone company, Magyar Tavkozlesi Rt. ("MATAV"), the international and national long distance interconnect service provider.

              Advance subscriber payments represent advance connection fees received from telephone subscribers and are recognized as income when the subscriber is connected to the telephone network. Advance fees received are required to be repaid with interest if the subscriber is not connected to the local telephone network.

       (h)    Stock Based Compensation

              Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock
              Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

              Deferred compensation related to stock options represents the excess of the market price of the Company's Common Stock over the exercise price of Common Stock options granted at the date of grant and is amortized over the vesting period of the related options. Deferred compensation related to stock grants represents the value of Common Stock granted to employees and is being amortized over the vesting period of the related award.

       (i)    Income Taxes

              Deferred tax assets and liabilities, net of appropriate valuation allowances, are recognized for the future tax consequences
              attributable  to  differences   between  the  financial  statement
              carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              The Company's Hungarian operating subsidiaries are 100% exempt from Hungarian income tax for a period of five years beginning from January 1, 1994 and 60% exempt for the subsequent five years as long as (1) capitalization stays above 50,000,000 HUF (approximately $303,000 at December 31, 1996 exchange rates), (2) foreign ownership exceeds 30% of the registered capital, and (3) more than 50% of the revenue earned arises from telecommunication services.

       (j)    Loss Per Share of Common Stock

              Loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares include shares issuable upon the assumed exercise of stock options using the treasury stock method when dilutive. Computations of common equivalent shares are based upon average prices during each period. Fully diluted loss per share is not presented since the effect is anti-dilutive.

       (k)    Impairment of Long-Lived Assets and Long-Lived Assets to Be
              Disposed Of

              The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less anticipated selling costs. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

       (l)    Reclassifications

              Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

(2)    Acquisitions

       On January 1, 1995, subject to Concession Agreements (see note 8(a)), the Company acquired certain operating plant and equipment from MATAV related to the concession area to which Raba-Com has the rights. The purchase price for the Raba-Com concession area assets was approximately HUF 75,131,000 (approximately $665,000 at January 1, 1995 exchange rates).

       On February 28, 1995, subject to the Concession Agreements, the Company acquired certain operating plant and equipment from MATAV related to the concession area to which KNC has the rights. The purchase price for the KNC Concession Area assets was HUF 548,450,000 (approximately $4.6 million at February 28, 1995 exchange rates).

       On August 31, 1995, the Company acquired 45.12% of the outstanding Common Stock and voting rights to an additional 6% of the outstanding Common Stock of Papatel and 65% of the outstanding Common Stock and the right to acquire a further 20% of Hungarotel from Alcatel Austria AG, US Telecom East, Inc. and Central Euro TeleKom, Inc. ("CET") for 571,429 shares of its Common Stock (subject to reduction based upon certain post-closing purchase price adjustments). The value of the Common Stock issued in the exchange was $10,000,000, however, pending resolution of the potential post-closing adjustments, the Common Stock was not delivered. In September 1995, the Company entered into agreements with MATAV to acquire 25.01% of the outstanding Common Stock of Papatel for $925,000, and Microsystem Telecom Rt. and V.P. Consulting Kft. to acquire 9.19% of the Common Stock and dividend rights to another 6% of the Common Stock of Papatel for a purchase price of $300,000. These acquisitions resulted in a total purchase price of $11,225,000 for 79.24% of Papatel and 65% of Hungarotel.

       On March 13, 1996, the Company acquired the remaining 35% of Hungarotel for $330,000 in cash. As a result, the Company has adjusted the minority interest and intangible assets acquired.

       On May 21, 1996, the Company and CET entered into a Settlement Agreement whereby the number of shares to be issued to CET in connection with the acquisitions of Hungarotel and Papatel was reduced based upon certain post-closing purchase price adjustments. Pursuant to the Settlement Agreement, the number of shares was reduced by 101,429. The reduction in purchase price of approximately $1.8 million was reflected as a reduction of goodwill and a reduction of Common Stock and additional paid-in capital. Additionally, in May 1996, Papatel entered into a settlement agreement with a contractor for pre-acquisition claims for approximately $0.7 million more than the amount recorded at acquisition. The Company has recorded this excess as an increase in goodwill.

       Contingent consideration in the form of Common Stock is payable in the event that the average trading price for the Company's Common Stock during the twenty (20) trading days preceding August 31, 1998 is less than $17.50 per share. The maximum number of additional shares issuable is 27,703.

       The acquisition of the Common Stock of Hungarotel and Papatel has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition subject to adjustment as described above.

       The net purchase price for the acquisitions, as adjusted, was allocated as follows:

                                                 (in thousands)
              Property, plant and equipment       $      5,046
              Other assets                               2,766
              Intangible assets                          7,260
              Liabilities                               (3,807)
              Minority interests                          (754)
                                                          ----
                  Purchase price                  $     10,511
                                                      ========

       On December 31, 1995, the Company acquired certain operating plant and equipment from MATAV related to the concession areas to which Hungarotel and Papatel have the rights. The purchase price for the Hungarotel and Papatel concession area assets was HUF 2.5 billion (approximately $17.9 million at December 31, 1995 exchange rates). At the date of acquisition, pending final allocation, the total purchase price was reflected as property, plant and equipment.

       During the fourth quarter of 1996, the Company finalized the network design and construction schedule for the Hungarotel operating area and completed its assessment of the fair value of assets acquired from MATAV on December 31, 1995. The final allocation of the purchase price resulted in a decrease in property, plant and equipment and an increase in goodwill associated with the purchase of HUF 642.7 million (approximately $3.9 million at December 31, 1996 exchange rates).


(3)    Cash and Cash Equivalents and Restricted Cash

       (a)    Concentration

              At December 31, 1996 cash of $128,000 denominated in U.S. dollars was on deposit with two major money center banks in the United States. In addition, $15,748,000 ($685,000 denominated in U.S. dollars, the equivalent of $15,048,000 denominated in Hungarian Forints and the equivalent of $15,000 denominated in Deutsche Marks) was on deposit with banks in Hungary.

       (b)    Restriction

              At December 31, 1996, approximately $1,486,000 of cash denominated in Hungarian Forints was restricted under concession contract fulfilment guarantees with restrictions to be removed upon the successful attainment of certain operational requirements as prescribed in the concession agreements. The Company intends to satisfy the operational requirements within one year and therefore the amount is shown as a current asset.

              In addition, at December 31, 1996, approximately $4,606,000 of cash denominated in U.S. dollars was deposited in escrow accounts under terms of construction contracts. Such amounts are to be used to pay for construction costs and as of March 21, 1997, most of these funds have been applied to contractor invoices included in accounts payable at December 31, 1996.

(4)    Property, Plant and Equipment

       The components of property, plant and equipment at December 31, 1996 and 1995 are as follows:

                                                                  Estimated
                                            1996        1995     Useful Lives
                                 (in thousands)

        Land and Buildings                  $   4,835    2,046   25 to 50 years
        Telecommunications equipment           63,990    8,673   7 to 10 years
        Other equipment                         2,390    1,561       5 years
        Construction in progress               14,467   43,073
                                               ------   ------
                                               85,682   55,353

        Less: accumulated depreciation         (3,670)  (1,131)
                                               ------   ------
                                            $  82,012   54,222
                                            =========   ======


       During the fourth quarter of 1996, the Company wrote off network assets with a net book value of approximately $1.3 million which were taken out of service as a result of changes to the network design and configuration in certain operating areas.

       Capitalized interest included in the cost of construction of certain long-term assets amounted to approximately $2,076,000 in 1996 and $503,000 in 1995. No interest was capitalized in 1994.

(5)    Short-Term Loans

       There were no short-term loans outstanding at December 31, 1996. Short-term loans at December 31, 1995 consist of the following:

                                                      December 31,
                                                         1995
                                                    (in thousands)

                  Bank loan - Chemical                 $   30,674
                  Bank loan - ABN-AMRO                      1,603
                  Loan payable to TDI:
                     DM 1,727,000                           1,225
                     U.S. dollar loan                         480
                                                       ----------
                  Short-term loans                     $   33,982
                                                       ==========


       In 1995, the Company entered into a financing agreement (the "First Citizens Loan Agreement") (see note 13) in which an affiliate of Citizens Utilities Company (Citizens Utilities Company and its affiliates are hereinafter referred to as "Citizens") provided a guaranty to Chemical Bank that permitted the Company to borrow up to $33.2 million at the bank's prime rate of interest + 2% through July 25, 1997. At December 31, 1995, the Company had borrowed $30.7 million under the financing. During February and March of 1996, the Company borrowed from Citizens an additional $18.2 million under a second financial agreement with Citizens (the "Second Citizens Loan Agreement" together with the First Citizens Loan Agreement, the "Citizens Loan Agreements") (see note 13).

       At December 31, 1995, the Company had a short-term loan payable to ABN-AMRO for DM 2,250,000 (approximately $1,603,000 at December 31, 1995 exchange rates) which bore interest at DM LIBOR + .625%. This loan was repaid in March 1996.

       At December 31, 1995, the Company had short-term loans payable to TeleDanmark A/S which bore interest at DM and U.S. dollar LIBOR + 3%. The loans were repaid in January 1996.

       On March 29, 1996, the Company entered into a $75.0 million Secured Term Loan Credit Facility ("Credit Facility") and, together with HTCC Consulting, a related Pledge and Security Agreement with Citicorp North America, Inc. ("Citicorp"). This facility permitted the Company to borrow funds through December 31, 1996 at interest rates ranging from 3.5% to 6.5% above LIBOR or Citicorp's announced based rate, at the Company's option. In April, 1996, the Company used the Credit Facility to repay all the funds advanced or guaranteed by Citizens and Chemical Bank and to meet contractual commitments pursuant to construction contracts and operating expenses and recorded an extraordinary loss on the early extinguishment of the debt of approximately $8.2 million representing a non-cash charge relating to the write off of the remaining unamortized deferred financing costs included in other assets pertaining to the Citizens Loan Agreements.

       In October 1996, utilizing funds provided by the Postabank Credit Facility (see note 6), the Company paid Citicorp all funds owed pursuant to the Credit Facility, as amended, plus $2.0 million in fees and costs representing settlement in connection with the cancellation of the Company's proposed bond offering for which Citicorp was to act as underwriter (see note 6).

(6)    Long-term Debt

       Long-term debt at December 31, 1996 and 1995 consists of the following:
                                                                                           1996             1995
                                                                                                (in thousands)

       Loan payable, maximum HUF equivalent of $170 million USD, interest at the National Bank of Hungary weighted average Treasury Bill + 2.5%
           (26% at December 31, 1996), payable in 32 quarterly instalments beginning March 31, 1999 with final payment due December 21, 2006.
           HUF 19,136,275,000 outstanding at December 31, 1996.                     $    116,104

       Construction loan, maximum HUF equivalent of $45 million, interest at the
           National Bank of Hungary average Treasury Bill + 2.5% (26% at
           December 31, 1996) payable in 20 quarterly instalments
           beginning March 31, 1998 with final payment due December 31, 2002;
           HUF 1,565,450,000 outstanding at December 31, 1996.                             9,498

       Payable to  MATAV,  interest  at the  National  Bank  of  Hungary  90 day
           Treasury  Bill rate + 2% (24% and 32% at December  31, 1996 and 1995, respectively, payable quarterly, with final payment due September 30,
           1998; HUF 1,492,357,000 and HUF 2,491,511,000 outstanding at
           December 31, 1996 and 1995, respectively.                                       9,054           17,864

       Loan payable, imputed interest at LIBOR + 2.5% p.a., payable semiannually through December 31, 2001; $2,388,000 and DM 7,774,000
           outstanding at December 31, 1996.                                               7,387

       Loanpayable,  imputed interest at LIBOR + 2% p.a.,  payable in semiannual instalments, with final payment due December 31, 1999; $1,499,000 and
           DM 5,429,000 outstanding at December 31, 1996 and $1,813,000 and
           DM 6,405,000 outstanding at December 31, 1995.                                  4,986            6,296

       Payable to  MATAV,  interest  at the  National  Bank  of  Hungary  90 day
           Treasury  Bill rate + 2% (24% and 32% at December  31, 1996 and 1995, respectively)  payable quarterly,  with final payment due January 10,
           1998; HUF 198,212,000 and HUF 345,758,000 outstanding
           at December 31, 1996 and 1995, respectively.                                    1,203            2,479

       Loan payable, without interest due in equal annual instalments
           over three years                                                                  360

       First mortgage loan payable,  interest at DM-LIBOR + 1% with  semi-annual instalments  of DM 666,000  (approximately  $466,000 at December  31,
           1995 exchange  rates) plus interest,  with final payment due December
           31, 2002; secured by property, plant and equipment; DM 9,350,000
           outstanding at December 31, in 1995.                                                             6,527

                                                                                         -------          -------
       Total long-term debt                                                         $    148,592           33,166

       Less current instalments                                                              120            9,699
                                                                                         -------           ------
       Long-term debt, excluding current instalments                                $    148,472           23,467
                                                                                         =======           ======


       The aggregate maturities of long-term debt based on U.S. dollar equivalents at December 31, 1996 exchange rates for each of the five years subsequent to December 31, 1996 are as follows: 1997, $120,000; 1998, $2,020,000; 1999, $18,617,000; 2000, $18,497,000; and 2001,
       $24,454,000. The carrying value of long-term debt approximates its fair value at December 31, 1996.

       On October 15, 1996, the Company and its subsidiaries entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank es Takarekpenztar ("Postabank"), a Hungarian commercial bank (the "Postabank Credit Facility"). Proceeds from the loan may be drawn entirely in Hungarian Forints or up to 20% of the principal may be drawn in U.S. dollars through March 31, 1999. Concurrently upon entering into the loan agreement with Postabank, the Company terminated its planned bond offering and recorded a charge of $2,985,000 representing all related costs.

       Under the terms of the Postabank Credit Facility, drawdowns in Hungarian Forints bear interest at a rate of 2.5% above the weighted average of the yield on six- and twelve-month discounted Hungarian treasury bills while drawdowns in U.S. dollars bear interest at 2.5% above LIBOR. Interest payments for the first two years may be deferred at the Company's option. Amounts outstanding in Hungarian Forints, including any deferred interest, will be payable in 32 equal quarterly installments beginning on March 31, 1999. Amounts outstanding in U.S. dollars will be payable in equal quarterly instalments through December 31, 2002.

       Concurrently with the Postabank Credit Facility, each subsidiary entered into a Mortgage and Pledge Agreement pursuant to which each subsidiary granted a security interest to Postabank in all assets acquired or to be acquired with the funds provided by the loan. In addition, the Company and HTCC Consulting entered into a Security Agreement whereby each pledged, subject to certain consents, their respective ownership interests in each subsidiary as collateral.

       In October 1996, pursuant to the Postabank Credit Facility, the Company borrowed the equivalent of $82.3 million in Hungarian Forints. Approximately $75.2 million of this amount was used to repay Citicorp all funds advanced pursuant to the Credit Facility, as amended, and $2.0 million was paid to Citicorp for fees representing settlement in connection with the cancellation of the Company's proposed bond offering. The remaining $5.1 million was used to pay management fees and reimbursable costs owed to Citizens pursuant to the Management Services Agreement (see note 13). An additional $5.6 million of the facility was used to pay loan origination fees and costs to Postabank under the terms of the loan agreement, $2 million of which will be reimbursed to the Company in equal quarterly instalments over a two year period, and which will be amortized over the life of the loan facility. At December 31, 1996, the remaining unamortized deferred financing costs have been included in other assets. Additionally, certain costs were incurred as a result of Citizens' financial support (see note 13).

       The remainder of the proceeds will be used to complete construction of the Company's telecommunications networks, provide additional working capital, and refinance or repay other existing debt. Current instalments due under existing agreements for certain long-term obligations have been classified as long-term since the Company has the ability and intent to refinance these obligations on a long-term basis. In January 1997, the Company repaid amounts payable to MATAV under long-term agreements with proceeds of the Postabank Credit Facility.

       In 1996, Hungarotel entered into a $47.5 million construction contract for the construction of a telephone network in one of its concession areas. Financing up to $45 million will be provided by the contractor. The financing agreement requires repayment in 20 quarterly instalments commencing March 31, 1998, with final payment due December 31, 2002. Interest will be charged at a variable rate computed as the weighted average of the six and 12 month Hungarian National Treasury Bill interest rate for each quarter plus 2.5%. Interest payments may be deferred until December 31, 1997.

       In 1995, the Company was awarded subsidies from the Ministry aggregating HUF 118,720,000 (approximately $850,000 at December 31, 1995 exchange rates). The required conditions were satisfied in 1996 and the funds were received one-half in the form of a grant and one-half in the form of a non-interest bearing loan repayable over a three year period.

(7)    Income Taxes

       The statutory U.S. Federal tax rate for the years ended December 31, 1996, 1995 and 1994 was 35%. The effective tax rate was zero for the years ended December 31, 1996 and 1995 due to the Company incurring net operating losses for which no tax benefit was recorded.

       For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 1996 of approximately $20,824,000 which expire in 2007, $142,000; 2008, $422,000; 2009,
       $950,000;  2010, $6,507,000;  and 2011, $12,803,000.  The availability of the net operating loss carryforwards to offset income in future years may be restricted as a result of an ownership change which may occur as a result of future sales of Company Stock and other events.

       The tax effect of temporary differences that give rise to significant portions of deferred tax assets are as follows:

                                                            December 31
                                                         1996        1995
                                                           ($ thousand)

              Net operating loss carryforwards      $   7,288       2,106
              Write down of assets                        418         418
              Stock compensation                        1,358       2,239
              Termination benefits                      2,087
              Other                                       903         197
                                                      -------     -------
              Total gross deferred tax assets          12,054       4,960
              Less valuation allowance                (12,054)     (4,960)
                                                      -------      ------
              Net deferred tax assets               $       0           0
                                                    =========    ========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning in making these assessments. During 1996 and 1995, the valuation allowance increased by $7,094,000 and $3,789,000, respectively.

(8)    Commitments and Contingencies

       (a)    Concession Agreements

              Certain subsidiaries of the Company have been awarded concession rights by the Hungarian Ministry of Transportation, Telecommunications and Water Management ("the Ministry") to own and operate local public telephone networks in five regions of Hungary. Each of the concession agreements are for a term of 25 years and provide for an eight-year exclusivity period.

              Agreements providing concession rights in two regions to Hungarotel and one region to Papatel which were entered into prior to their acquisition by the Company and were renegotiated by the Company. The renegotiated concession agreements provided for an initial payment to the Ministry of HUF 938,250,000 (approximately $6.7 at December 31, 1995 exchange rates) which was paid in November 1995, and for annual concession fees based upon 2.3% and 0.3% of revenues of the regions operated by Hungarotel and 2.3% for the regions operated by Papatel.

              In 1994, the Ministry awarded concession rights to own and operate local public telephone networks to KNC and Raba-Com under agreements which provided for initial payments of approximately $2.1 million and $2.7 million and annual concession fees based upon 0.1% and 1.5% for regions operated by KNC and Raba-Com, respectively.

              The concession agreements provide for, among other things, the subsidiaries to provide telephone service to specific numbers of customers by specified dates or be subject to possible monetary penalties of up to HUF 500,000,000 (approximately $3 million at December 31, 1996 exchange rates) and possibly reduction in the period of exclusivity. As of December 31, 1996, KNC and Hungarotel did not fulfill these service requirements in their concession areas. The Company has communicated the reasons for the service delays experienced by KNC and Hungarotel to the Ministry and believes it has demonstrated accelerating progress towards meeting minimum service requirements. Based on its discussions, the Company believes the possibility of penalties being imposed by the Ministry is remote and has not provided for any potential liability.

              The activities of the subsidiaries which own concession rights are regulated by the Ministry and by the terms of their respective concession agreements. The Ministry regulates the construction, operation and sale of local telephone exchanges and has been given the authority to regulate the industry. This authority includes approving local, long distance and international rates, the sharing of revenues between concession companies and MATAV, the equipment that can be used in the public switched telephone network and requiring local companies to meet specified standards as to growth and services.

       (b)    Construction Commitments

              KNC entered into contracts which provide for the construction of a local telephone network in its service area. The contracts, including subsequent renegotiations, total approximately $46.2 million. Construction is expected to be substantially completed in the second quarter of 1997.

              Raba-Com entered into contracts totaling $29.9 million which provided for the construction of a local telephone network in its service area. By December 31, 1996, construction of the network in Raba-Com was substantially complete.

              Papatel entered into contracts totaling $16.2 million which provided for the construction of a local telephone network in its service area. By December 31, 1996, construction of the network in Papatel was substantially complete.

              Hungarotel entered into contracts totaling $66.5 million which provide for construction of telephone networks in its service areas. Construction is expected to be substantially completed in the second quarter of 1997.

       (c)    Settlement of Claim

              In connection with the settlement of a claim relating to the termination of a management agreement with an unrelated corporation to operate certain concessions, the Company issued a promissory note for $300,000 which was repaid in 1996 and 25,000 five-year assignable warrants with an estimated market value of $100,000, entitling the holder to purchase 25,000 shares of the Company's Common Stock at $20 per share. The corporation also has a "put option" to require the Company to purchase the warrants from the proceeds of any public offering of the Company's securities at an aggregate price of $300,000. The $400,000 settlement was charged to operations for the year ended December 31, 1994, and is included in "Other, net" in the accompanying Statement of Operations.

       (d)    Leases

              The Company leases office facilities in Stamford, Connecticut, which require minimum annual rentals of approximately $24,000. During a portion of 1996 and all of 1995 and 1994, the Company also leased offices in Budapest, Hungary from Hungarian Teleconstruct Corp. ("Teleconstruct"), a company whose officers and directors consist of certain former officers and directors of the Company (see note 12(b)). Rent expense for the years ended December 31, 1996, 1995 and 1994, including rental amounts paid to Teleconstruct, was $94,500, $30,100 and $78,000, respectively.

       (e)    Legal Proceedings

              Hungarotel is a defendant in a lawsuit brought in Hungary that alleges breach of contract. The plaintiff is seeking payment of outstanding invoices and alleged damages totaling approximately HUF 270.0 million (approximately $1.6 million at December 31, 1996 exchange rates). The Company believes it has meritorious defenses to the claim and does not believe there will be any material adverse effect from the outcome of this proceeding.

              Raba-Com is a defendant in a lawsuit seeking refund of the connection fee paid by a residential customer due to delay in providing telephone service. Management believes there are meritorious defenses to the claim and expects to prevail. Should, however, the trial result in an unfavorable outcome, the Company could be subject to additional claims for refunds of connection fees received.

              The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(9)    Common Stock

       In August 1992, the Company sold 465,000 shares of Common Stock in a private placement at $3.00 per share, receiving $1,142,907 in net proceeds after direct costs of $252,093. In connection with the private placement, the Company issued warrants to the placement agent to purchase 46,500 shares of Common Stock at an exercise price of $3.60 per share.

       In connection with a public offering in December 1992, the Company granted warrants entitling the underwriters to purchase up to 33,500 shares of Common Stock during the four-year period commencing on December 26, 1992 at an exercise price of $10.15.

       In May and December 1994, the Company sold 643,991 and 307,692 shares of Common Stock to foreign investors outside of the United States in private placements at $14.00 and $9.75 per share, receiving net proceeds of approximately $7,690,000 and $3,000,000, respectively.

       In connection with the May 1994 private placement, the Company granted the placement agent warrants to purchase an aggregate of 61,950 shares of Common Stock at an exercise price of $21.00 per share over a period of five years ending May 4, 1999. In August 1994, the exercise price of the warrants was repriced at $14.00 per share. The holders of the placement agent warrants have been granted certain rights to require the Company, at the Company's expense, to register the warrants and the underlying shares under the Securities Act of 1933.

       During the year ended December 31, 1995, the Company issued 54,955 shares of Common Stock upon the exercise of placement agent warrants to purchase such shares at prices ranging from $3.60 to $10.15 per share. In addition, a former officer exercised options to purchase 230,994 shares of Common Stock at $4.00 per share, 20,000 shares at $7.00 per share and 77,500 shares at $12.25 per share. These transactions resulted in net increases in Common Stock and additional paid-in capital of $300 and $2,296,000, respectively.

       During 1996, options to purchase 5,000 shares of Common Stock at $10 per share and warrants to purchase 3,016 shares of Common Stock at $10.15 were exercised. Proceeds from the exercise of these options and warrants amounted to approximately $81,000.

       The Company has reserved 5,627,775 shares for issuance under stock option plans and agreements and warrants.

(10)   Stock Based Compensation

       Stock Option Plans

       The Company adopted a stock option plan (the "Plan") in April 1992 which provided for the issuance of an aggregate of 90,000 stock options which was increased to 250,000 at the 1994 Annual Meeting of Stockholders. On May 9, 1996, the stockholders of the Company approved an increase in the number of shares available under the plan from 250,000 to 750,000. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. The plan is administered by the Board of Directors, which may designate a committee to fulfill its responsibilities. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of December 31, 1996, 465,000 options provided for by the Plan had been issued, of which 102,500 were exercised and 347,500 remained outstanding.

       The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued under the Plan. Accordingly, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost for options issued under the Plan based on the fair value at the grant date according to SFAS No. 123, the Company's net pro forma income and Earnings Per Share would have been as follows:

                                                        1996        1995
                                                        (in thousands)

              Net income            As reported       ($54,769)   ($20,024)
                                      Pro forma        (54,982)    (20,237)

              Earnings Per Share    As reported       ($13.14)    ($6.30)
                                      Pro forma        (13.19)     (6.37)

       For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) a risk free rate of 5.4% in 1996 and 7.39% in 1995, (2) an expected life of 6 years for 1996 and 5 years for 1995, and (3) volatility of approximately 53% for both 1996 and 1995.

       Pro forma net loss reflects only options granted during 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock under SFAS 123 is not reflected in the pro forma net loss amounts because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

       The following is a summary of stock options, including those issued under the Plan referred to above, issued to officers, directors, and consultants, exercised and cancelled for the three years ended December 31, 1996:


  --------------------------------------------------------------------------
                                    Outstanding             Option Price
                                      Options                Per Share
  --------------------------------------------------------------------------

      December 31, 1993                  94,000             $7.00-$10.25
        Granted                         499,991             $4.00-$14.00
  --------------------------------------------------------------------------
        December 31, 1994               593,991             $7.00-$14.00
        Granted                         170,000            $12.25-$14.00
        Exercised                     (328,494)             $4.00-$12.25
        Cancelled                      (29,000)            $10.00-$10.25
  --------------------------------------------------------------------------
        December 31, 1995               406,497             $4.00-$14.00
        Granted                         200,000                $14.00
        Exercised                       (5,000)                $10.00
        Cancelled                       (5,000)                $14.00
  --------------------------------------------------------------------------
        December 31, 1996               596,497             $4.00-$14.00
  --------------------------------------------------------------------------

       The following table summarizes information about shares subject to outstanding options as of December 31, 1996 which were issued to current or former employees or directors pursuant to the Plan or employment agreements.

                                    Options Outstanding               Options Exercisable
                                                    Weighted-
                                                    Average                      Weighted-
 Number         Range of         Weighted-Average   Remaining      Number        Average
 Outstanding    Exercise Prices  Exercise Price     Life in Years  Exercisable   Exercise Price

  248,997           4.00          4.00              7.6           248,997         4.00
   60,000           7.00          7.00              1.0            60,000         7.00
    5,000          10.00         10.00              5.9             5,000        10.00
   82,500          12.25         12.25              3.1            82,500        12.25
  200,000          14.00         14.00              4.6           200,000        14.00
  -------                                                         -------
  596,497   4.00 - 14.00          8.85              5.3           596,497         8.85
  =======                                                         =======

       Stock Grants

       In October 1996, the Board of Directors of the Company amended and restated employment agreements with three executive officers. As part of these agreements, in March 1997, based on performance in 1996, options to purchase 70,000 shares of Stock at an exercise price of $8.75 were granted which become effective April 1, 1997.

       In October 1996, the Company issued 8,000 shares to three executives as compensation. An amount of $101,000, representing the fair market value of the stock on the date of grant, has been recorded as an increase in Common Stock and additional paid-in-capital.

       In December 1995, the Company entered into employment agreement with three executives which provided for, among other things, the granting of a total of 102,500 shares of Common Stock. The Common Stock grants vest over a four year period from the effective date of each agreement. As a result of these employment agreements, in 1995 the Company recorded an increase in additional paid-in-capital of $1,050,000, and a corresponding increase in deferred compensation.

(11)   Reconciliation of Net Income to Net Cash Used in Operating Activities

       The reconciliation of net loss to net cash used in operating activities for the years ended December 31, 1996, 1995 and 1994 follows:

                                                     1996      1995      1994
                                                             (in thousands)

 Net loss                                         $ (54,769) (20,024)  (4,597)
 Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization of
               property, plant and equipment          3,477    1,043      413
        Amortization of intangibles                     793    1,168        -
        Asset write-downs                             2,005      562    1,243
        Equity in net loss of affiliates                         248       71
        Non-cash compensation                           485    6,365      324
        Unrealized foreign currency loss              1,084      602      373
        Extraordinary items                           7,318
        Termination benefits                          6,260
        Claim settlement                                          --      400
        Gain on sale of subsidiaries' stock                       --     (580)
        Minority interest                            (2,994)  (2,838)    (494)
        Unpaid interest                               6,279       40        -
     Changes in operating assets and liabilities
        net of effects of acquisitions:
        Increase in accounts receivable              (3,663)  (1,399)       -
        Decrease (increase) in restricted cash       (4,974)   2,065   (3,822)
        Increase in VAT receivable                   (1,757)  (3,305)  (1,127)
        Decrease (increase) in other assets          (5,976)     825       35
        Increase in accounts payable                 10,955   12,311    1,613
        Increase (decrease) advance payments          1,066     (312)   1,067
        Decrease (increase) in due to related
                parties                              (1,430)   2,183      893
                                                     ------    -----      ---
 Net cash used in operating activities            $ (35,841)    (466)  (4,188)
                                                  =========     ====   ======
 Cash paid during the year for:
        Interest                                  $  16,961    1,672      211
                                                  =========    =====      ===

       Summary of non-cash  transactions  (figures in dollars):  During 1996 the
       Company:
                     Issued 250,000 shares of Common Stock valued at $3,219,000 and also issued 875,850 options and modified the terms of other options to purchase Common Stock valued at $11,219,000 in consideration for certain financial support from Citizens.

                     Retired   101,429   shares  of  Common   Stock  valued  at
                     $1,775,000,   not  yet   delivered  as  a  purchase   price
                     adjustment related to acquisitions.

                     Issued 8,000 shares as compensation to three executive officers valued at $101,000.

       During 1995 the Company:
                     Issued   571,429   shares  of  Common   Stock   valued  at
                     $10,000,000 subject to adjustment, for acquisitions.

                     Issued 250,000 shares of Common Stock valued at $3,436,000 and 626,155 options to purchase Common Stock valued at $3,481,000 in consideration for certain financial support from Citizens.

                     Issued   2,908  shares  of  Common  Stock  as  payment  of
                     approximately $40,000 of interest to Citizens.

                     Issued 102,500 restricted shares to certain officers pursuant to their employment agreements.

       During 1994:
                     The Company issued a $300,000 note payable and warrants to purchase Common Stock valued at $100,000 in settlement of a claim.

                     A minority stockholder of a subsidiary contributed real estate with an estimated fair value of $372,000 in exchange for additional shares of stock.

(12)   Related Parties

       Transactions entered into with certain related parties are as follows:

       (a)    Transactions with former officers and directors

              On July 26, 1996, the Company entered into Termination and Release Agreements, Consulting Agreements and Non-competition Agreements with its former Chairman and Chief Executive Officer, former Vice Chairman and former Chief Financial Officer, Treasurer, Secretary and Director. Pursuant to these agreements, the Company agreed to make payments for severance, consulting fees and non-compete agreements amounting to $7.25 million, in equal monthly instalments over a 72 month period commencing August 31, 1996 and also issued options to purchase 200,000 shares of Common Stock at an exercise price of $14.00 per share. These commitments are supported by letters of credit.

              The Company has recorded a charge of approximately $6.3 million and made payments aggregating approximately $503,000 in 1996 related to these agreements.

              On September 12, 1995 the Board of Directors of the Company had extended the employment contracts of the Chairman, President and Chief Executive Officer and its former Chief Financial Officer, Treasurer, Secretary and Director for one year and made all of the options contained in such employment agreements immediately vesting instead of over the term of such employment contracts. Stock compensation expense for the year ended December 31, 1995 (including a charge for the entire amount related to the accelerated vesting of options of the Company's prior president, chief executive and chief financial officer) amounted to $6,365,000.

              In 1996, 1995 and 1994, the Company paid legal fees to the former Chief Financial Officer, Treasurer, Secretary and Director of approximately $146,000, $158,000 and $80,000, respectively.

              Included in other assets at December 31,1996 is $250,000 plus accrued interest due from the former Vice Chairman for funds advanced on a personal mortgage which was repaid in February 1997.

        (b)    Transactions with Teleconstruct

              In addition to transactions related to Pilistav (see note 15) in 1996, the Company purchased the premises used as offices by the Company and a residental apartment in Budapest, Hungary from Teleconstruct in two separate transactions for an aggregate purchase price of $643,000.

        (c)    Agreements with TeleDanmark A/S

              On June 16,  1994,  the  Company  entered  into joint  venture and shareholder agreements with TeleDanmark A/S ("TDI") pursuant to which, among other things, TDI: (1) acquired 20% interests in RabaCom and KNC by purchasing shares directly from such companies (TDI paid approximately $6,600,000 for such shares), (2) purchased 25,000 shares of the Company's Common Stock for approximately $400,000 and (3) entered into an agreement to manage the operations of RabaCom and KNC areas through 1999. The management agreements entered into among the parties required aggregate minimum annual payments of fees in addition to reimbursement of certain expenses. Amounts paid to TDI in 1996, 1995 and 1994 under the management agreements amounted to approximately $976,000, $1,778,000 and $1,443,000, respectively. The management agreements with TDI were terminated in August 1996.

         (d)   Transactions with Citizens Utilities Company

              Transactions with Citizens including those under the Management Service Agreements are discussed in Footnote 13.

       Amounts payable to related parties as of December 31, 1996 and 1995, were as follows:

                                                         1996            1995

        Payable to former officers and directors   $   4,839,000    $
        Due to Citizens                                1,491,000       2,566,000
        Due to TDI                                       770,000         480,000
        Due to Teleconstruct                              34,000          29,000
                                                          ------          ------
                                                   $   7,134,000    $  3,075,000
                                                   =============    ============


(13)   Agreements with Citizens

       During 1995, the Company and certain subsidiaries of Citizens entered into a Master Agreement, a Loan Agreement and related Promissory Note, a Warrant to Purchase Shares of Common Stock to Citizens (the Warrant), a Stock Pledge Agreement, a Stock Option Agreement and second Stock Option Agreement, a Registration Agreement and a Management Services Agreement (the "Citizens Agreements"). Simultaneously, Citizens entered into voting agreements with three affiliates of the Company and consummated the purchase of 300,000 shares of Common Stock of the Company from the then President, Chief Executive Officer and Chief Financial Officer and Director of the Company. Certain of these agreements were subsequently amended in connection with Citizens providing additional financial support to the Company and expanding its management services responsibilities as a result of the Company's acquisition of additional concession companies.

       The Citizens Agreements, as amended, resulted in and provide for the following:

              The nomination by Citizens of one representative to the Company's board of directors (out of a minimum of six directors) for as long as Citizens owns at least 300,000 shares of Common Stock of the Company.

              Citizen's receipt of options and a warrant to purchase an aggregate of 3,392,591 (as adjusted for items described below) additional shares of Common Stock of the Company at exercise prices ranging from $13 to $18 per share under the Stock Option Agreement and Warrant, as amended (the "Citizens Options and Warrant"). The Citizens Options and Warrant were originally due to expire at various dates from May 31, 1997 to September 12, 2000. Expiration dates of the warrant and certain options were extended as discussed below. All of the options are subject to anti-dilution provisions which result in adjustments to the number and price per share of the options.

              Financial support under the Citizens Loan Agreements, as amended, to the Company by Citizens through advances or the arrangement of advances through Chemical Bank of approximately $31 million and guarantees by Citibank of $16 million totaling $47 million as of December 31, 1995. Chemical Bank provided such advances based upon a guarantee provided by Citizens on the Company's behalf.
              Consideration for Citizens commitment to provide the financial support in excess of the approximately $5.2 million provided in the First Citizens Loan Agreement included the grant to Citizens of an additional five year option to purchase 626,155 shares of Common Stock and its subsequent repricing, and the issuance of 250,000 shares of Common Stock to Citizens. The cost of this consideration to the Company, representing the fair value of the newly granted options and the subsequent repricing, and the fair value of the Common Stock amounted to $6,917,000. The fair value of the options granted and repriced were determined using the Black Scholes option pricing model.

              The First Citizens Loan Agreement provided for certain events of default and remedies. Advances under the Loan Agreement bore interest at a variable rate equal to the prime rate plus 2%, payable quarterly in cash. To the extent the interest rate payable by the Company to Chemical was less than the applicable interest rate under the First Citizens Loan Agreement, the Company was required to pay to Citizens the difference, as partial consideration for Citizens making its guaranty. The Company's option to repay advances and interest in Common Stock under the terms of the First Citizens Loan Agreement was waived in connection with Citizen's commitment in February 1996 to provide additional financial support to the Company as described below.

              The maturity date of the loan was July 25, 1997; however, the First Citizens Loan Agreement provided that in the event the Company issues or sells for cash, pursuant to any public or private offering, any shares of its capital stock (or any other securities or any obligations convertible into or exchangeable for Common Stock) or receives a bank loan or any bridge financing related to such offering, then the Company must repay the outstanding principal and accrued but unpaid interest from such net offering proceeds or related financing, subject to the prior repayment of any such advances made through third party lenders.

              On February 26, 1996, the Company and Citizens entered into, among other agreements, the Second Citizens Loan Agreement pursuant to which Citizens agreed to lend the Company up to an additional $46 million (the "Additional Citizens Financial Support"), including
              (i) an advance of up to $16 million to enable the Company to satisfy its obligations to Citibank, if Citibank's payment obligations to MATAV arose pursuant to its payment guaranty to secure Hungarotel's asset purchase and (ii) advances of up to $30 million, composed of up to $20 million for certain limited purposes and up to $10 million reserved for anticipated obligations under construction contracts to be approved by Citizens.

              Citizens commitment to provide the loan advances of up to $16 million in connection with the Hungarotel asset purchase expired on the earlier of June 28, 1996 or the termination of Citibank's payment guaranty. Citizens commitment to provide the loan advances in connection with the remaining $30 million of Additional Citizens Financial Support expired on June 28, 1996, with respect to the $20 million reserved for other limited purposes. Consideration for Citizen's commitment to provide the Additional Citizens Financial Support included the issuance of an additional 250,000 shares of Common Stock. The cost of this consideration to the Company representing the fair value of the Common Stock amounted to $3,219,000.

              Total consideration to Citizens related to these transactions amounted to $10,136,000 and was capitalized as deferred financing fees. As discussed in note 5, all amounts outstanding in connection with the Citizens Loan Agreements and additional Citizens' financial support were repaid in April 1996 and any remaining unamortized deferred financing costs pertaining to such agreements were expensed and reflected as an extraordinary loss.

              Certain corporate, financial, technical, construction, marketing and operational services are to be provided by Citizens to the Company under the terms of the Management Services Agreement. Such services commenced on July 1, 1995 and will continue through December 31, 2007. All services rendered by Citizens are subject to the oversight, supervision and approval of the Company. The management fee payable to Citizens is the greater of 5% of Adjusted Gross Revenues, as defined, or a fixed amount ranging from $100,000 to $395,800 per month from July 1995 through December 31, 1996, and $416,600 per month for each month commencing January 1997 for the remainder of the term, subject to adjustment for inflation. The monthly management fees during 1995 and 1996 were payable in cash or, with Citizen's consent, in shares of Common Stock of the Company equal in value to the fee, based upon a three-month market price average. Management fees payable to Citizens during 1996 amounted to $3,639,600 plus reimbursable costs of $1,862,232, while in 1995 such fees amounted to $900,000 plus reimbursable costs of $1,490,511. Cash payments made to Citizens in 1996 for management services totaled $5,865,000.

              The right for Citizens to receive an option to purchase additional shares of Common Stock, if the Company issues, in connection with any public or private offering, shares of Common Stock, other stock of the Company or any securities convertible into, or exchangeable or exercisable for shares of Common Stock or other stock of the Company prior to September 12, 1997, on the same terms and applicable to the original two-year option granted under the Citizens Options and Warrant, to purchase the number or amount of shares sufficient to maintain Citizens' then existing percentage ownership on a fully diluted basis. If the issuance occurs after September 12, 1997, then the Company must grant Citizens the right to purchase at the applicable offering price the number of shares as is necessary to maintain Citizens' then existing percentage ownership on a fully diluted basis.

              In connection with the Postabank Credit Facility (see note 6), on October 18, 1996, the Company entered into certain agreements with Citizens in consideration for, among other things, Citizens' support in fulfilling all terms under the Citicorp Credit
              Facility, as amended, and in obtaining the Postabank Credit Facility. Under such agreements, the Company agreed to (i) extend to September 12, 2000 the exercise periods of a warrant and certain stock options to purchase approximately 2,516,741 shares of Common Stock (as adjusted), (ii) grant Citizens the option to purchase an additional 875,850 shares of Common Stock at an exercise price of $12.75 exercisable through September 12, 2000, and (iii) pay Citizens $750,000 in cash. The cost of this consideration to the Company representing the increase in fair value of the options previously granted, the fair value of the newly granted options and the cash payment amounted to $11.97 million. The fair value of the options was determined using the Black Scholes option pricing model. The Company has reflected the portion of the cost related to the financial support in fulfilling the terms of the Citicorp Credit Facility, $5.7 million, as a current period charge. The remaining $6.27 million has been capitalized in other assets with other direct costs incurred in obtaining the Postabank Credit Facility and will be amortized over the term of the related debt.

       Additionally, the Citizens Agreements provided for the pledge of certain assets of the Company as security, including its ownership interests in its subsidiaries. The Company is also obligated to bear the cost of registering shares it has issued to Citizens, including shares issuable under the Citizens Options and Warrant. As a result of the above transactions, on December 31, 1996 Citizens held 19.2% of the Company's outstanding Common Stock and 4,894,596 options and warrants to purchase Common Stock. Citizens ownership of the Company's outstanding shares on a fully diluted basis is approximately 58.1% at December 31, 1996.


(14)   Employee Benefit Plan

       Effective December 1996, the Company established a 401(k) salary deferral plan (the "401(k) Plan") on behalf of its U.S. employees. The 401(k) Plan is a qualified defined contribution plan and allows participating employees to defer up to 15% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company has the discretion to match contributions made by the employee. No matching contributions were made by the Company in 1996.

(15)   Investment in Pilistav

       The Company initially acquired an 82% ownership interest in Pilistav in 1992. During 1993, as a result of a recapitalization and additional investment in Pilistav, the Company's interest was reduced to 75.25%. During 1994, Teleconstruct invested $930,000 in Pilistav increasing its investment to 68%. At December 31, 1994, the Company accounted for Pilistav using the equity method and the investment in Pilistav was carried at $300,000, which appoximated the equity in fair value of the underlying net assets. In March 1995, the Company acquired Teleconstruct's ownership interest in Pilistav for $919,000 raising its ownership interest to 94%. The Company reconsolidated the accounts of Pilistav from April 1, 1995.

       Pilistav had applied for but did not receive a concession to own and operate a local telephone network in Hungary and as such had no operations. During 1994, as a result of Pilistav not receiving a concession to provide telephone service, approximately $500,000 of planning and design costs were charged to operations. In the second quarter of 1995, subsequent to the Company acquiring Teleconstruct's interest in Pilistav, an additional writedown of $562,000 was recorded to reduce the net assets of Pilistav to the estimated fair value of approximately $75,000. In March 1996, the Company sold the assets of Pilistav to MATAV for approximately $220,000.


(16)   Investment in Affiliate

       At December 31, 1996, the Company's investment in affiliate consisted principally of a 49% interest in Central Europe Consult ("CEC"). The majority stockholder in CEC is Teleconstruct.

       In April, 1996, the Company sold its 30% interest in Elso. Elso has a concession to operate a local telephone exchange network in a suburb of Budapest, Hungary, and is serving approximately 1,000 lines. At December 31, 1994, the Company wrote down the carrying value of its investment in Elso by $700,000 to its net realizable value of $271,000. At December 31, 1995 and 1994, the investment in Elso was carried at $82,000 and $271,000, respectively, which approximated the equity in the fair value of the underlying net assets of Elso at those dates. In 1996, the Company sold its investment in Elso for $130,000 in cash, recognizing a gain of $48,000.

       The Company's share of losses of affiliates of $0, $248,000 and $71,000 for 1996, 1995 and 1994, respectively, has been included in other expenses in the consolidated statements of operations.


(17)   Gain on Sale of Subsidiaries' Stock

       On November 16, 1994, the Company reduced its interest in KNC and Raba-Com by selling 4.8% interest in the two subsidiaries to the Danish Investment Fund for Central and Eastern Europe (the "Danish Fund") for $1,464,155, representing 150% of par value, for a gain of $580,173 which is included in "Other, net" in the accompanying consolidated statement of operations.

                       HUNGARIAN TELEPHONE AND CABLE CORP.

                               Index to Exhibits

Exhibit
No.                    Description

10.91   Non-Employee Director Stock Option Plan dated as of February 6, 1997

10.92 Amended and Restated Employment Agreement Between the Registrant and Richard P. Halka dated as of January 9, 1997

10.93 Stock Option Agreement Between the Registrant and James G. Morrison dated as of March 13, 1997

10.94 Stock Option Agreement Between the Registrant and Andrew E. Nicholson dated as of March 13, 1997

10.95 Stock Option Agreement Between the Registrant and Daniel R. Vaughn dated as of March 13, 1997

23.1    Consent of KPMG Peat Marwick LLP, certified public accountants

23.2    Consent of BDO Seidman, LLP, certified public accountants

27.1    Financial Data Schedule