Form 10-Q
period 1997-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 1997-05-14
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



               Consolidated Condensed Financial Statements


              For the quarterly period ended March 31, 1997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997     Commission file number 1-11484
                               --------------




                       HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact name of registrant as specified in its charter)



          Delaware                                       13-3652685
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)



                  100 First Stamford Place, Stamford, CT 06902
                    (Address of principal executive offices)

                                 (203) 348-9069
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                                     Yes   X          No



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest possible date:



Common Stock, $.001 par value                       4,189,626 Shares
(Class)                                            (Outstanding at May 13, 1997)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I.                                        Page No.

       Consolidated Condensed Balance Sheets                            2
       Consolidated Condensed Statements of Operations                  3
       Consolidated Condensed Statements of Stockholders' Deficit       4
       Consolidated Condensed Statements of Cash Flows                  5
       Notes to Consolidated Condensed Financial Statements             6
       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    9

Part II. Other Information                                              14

Signature                                                               15

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)


                                    Assets                March 31, 1997          December 31, 1996
                                    ------                --------------          -----------------

                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                $        8,766       $       15,876
    Restricted cash                                                   2,206                6,092
    Accounts receivable, net                                          5,418                4,575
    VAT receivable, net                                               5,404                5,377
    Prepayments and other current assets                              2,265                2,028
                                                               ------------         ------------
           Total current assets                                      24,059               33,948

Net property, plant and equipment                                    96,194               82,012
Goodwill and intangibles, less accumulated amortization              15,438               17,374
Other assets                                                         11,203               11,497
Construction deposits                                                 8,058               11,784
                                                               ------------         ------------
Total assets                                                 $      154,952       $      156,615
                                                               ============         ============

                   Liabilities and Stockholders' Deficit
Current liabilities:
    Current installments of long-term debt                   $        6,333       $          120
    Accounts payable                                                 13,702               17,777
    Accruals                                                          3,782                1,748
    Due to related parties                                            3,644                2,934
    Advance subscriber payments                                       2,215                3,202
    Other current liabilities                                         1,085                1,952
                                                               ------------         ------------
           Total current liabilities                                 30,761               27,733

Long-term debt, excluding current installments                      148,983              148,472
Due to related parties                                                4,027                4,200
                                                               ------------         ------------
           Total liabilities                                        183,771              180,405
                                                               ------------         ------------
Stockholders' deficit:
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued 4,189,626 shares
       in 1997 and 4,179,626 shares in 1996                               4                    4
    Additional paid-in capital                                       59,429               59,327
    Accumulated deficit                                             (87,909)             (80,961)
    Foreign currency translation adjustment                             246               (1,494)
    Deferred compensation                                              (589)                (666)
                                                               ------------         ------------
           Total stockholders' deficit                              (28,819)             (23,790)
                                                               ------------         ------------
Total liabilities and stockholders' deficit                  $      154,952       $      156,615
                                                               ============         ============

   See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
            For the Three Month Periods Ended March 31, 1997 and 1996
                 (In thousands, except share and per share data)

                                   (unaudited)


                                                     1997               1996
                                                     ----               ----

TELEPHONE SERVICES REVENUES, NET              $       7,924      $       5,159

Operating expenses:
    Operating and maintenance expenses                5,240              4,964
    Depreciation and amortization                     1,759                993
    Management fees                                   1,407              1,342
                                                 ----------        -----------
    Total Operating Expenses                          8,406              7,299
                                                 ----------        -----------
LOSS FROM OPERATIONS                                   (482)            (2,140)

Other income (expenses):
    Foreign exchange losses                            (263)            (1,412)
    Interest expense                                 (6,573)            (2,937)
    Interest income                                     296                192
    Other, net                                           74                211
                                                 ----------        -----------
LOSS BEFORE MINORITY INTEREST                        (6,948)            (6,086)

MINORITY INTEREST                                                          318

NET LOSS                                      $      (6,948)     $      (5,768)
                                                 ==========        ===========
LOSS PER SHARE OF COMMON STOCK                $       (1.66)     $      (1.41)
                                                    =======            =======
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         4,185,317          4,080,079
                                                 ==========        ===========







    See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
           Consolidated Condensed Statements of Stockholders' Deficit
                        (In thousands, except share data)

                                   (unaudited)

                                                                                       Foreign
                                                              Additional              Currency                   Total
                                                       Common   Paid-in  Accumulated Translation  Deferred    Stockholders
                                            Shares      Stock   Capital    Deficit   Adjustment   Compensation  Deficit
--------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996           4,179,626   $  4     59,327     (80,961)     (1,494)     (666)        $  (23,790)

Earned compensation                                                                                77                 77

Exercise of options                         5,000                50                                                   50

Shares issued as compensation               5,000                52                                                   52

Foreign currency translation adjustment                                               1,740                        1,740

Net loss                                                                 (6,948)                                  (6,948)
------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1997              4,189,626   $  4     59,429     (87,909)        246      (589)        $  (28,819)
------------------------------------------------------------------------------------------------------------------------







    See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
            For the Three Month Periods Ended March 31, 1997 and 1996
                                 (In thousands)

                                   (unaudited)

                                                           1997              1996
                                                           ----              ----
Net cash provided by (used in) operating activities    $        805           (7,659)
                                                         ----------      -----------
Cash flows from investing activities:
    Construction of telecommunication networks              (20,796)          (5,031)
    Acquisition of interests in subsidiaries                                    (330)
    Proceeds from sale of assets                                170
                                                         ----------

           Net cash used in investing activities            (20,626)          (5,361)
                                                         ----------      -----------
Cash flows from financing activities:
    Borrowings under long-term debt                          23,596              108
    Repayment of long-term debt                              (9,959)
    Repayment of short-term debt                                              (4,865)
    Proceeds from exercise of options                            50
    Proceeds from borrowings from related parties                             16,430
                                                         ----------      -----------
           Net cash provided by financing activities         13,687           11,673
                                                         ----------      -----------
Effect of foreign exchange rate changes on cash                (976)          (1,129)
                                                         -----------     -----------

Net decrease in cash and cash equivalents                    (7,110)          (2,476)

Cash and cash equivalents at beginning of period             15,876           16,192
                                                         ----------      -----------

Cash and cash equivalents at end of period             $      8,766           13,716
                                                         ==========      ===========





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

(2)    Cash and Cash Equivalents and Restricted Cash

       (a)    Cash and Cash Equivalents

              At March 31, 1997,  cash of $8,766,000  comprised  the  following:
              $8,720,000 consisting of $332,000 denominated in U.S. dollars, the equivalent of $15,000 denominated in German Deutsche Marks and the equivalent of $8,373,000 denominated in Hungarian Forints on deposit with banks in Hungary, and; $46,000 on deposit in the United States.

       (b)    Restricted Cash

              At March 31, 1997, approximately $1,365,000 of cash denominated in Hungarian Forints was restricted under concession contract fulfillment guarantees with restrictions to be removed principally upon the successful attainment of certain operational requirements as prescribed in the concession agreements. The Company expects to satisfy the operational requirements within one year and therefore the restricted cash is shown as a current asset.

              At March 31, 1997, approximately $822,000 of cash denominated in U.S. Dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $19,000 was restricted pursuant to certain arrangements with other parties.

(3)    Related Parties

       Current and long term amounts due to related parties totalling $7,671,000 at March 31, 1997 is comprised of the following: $34,000 due to Hungarian Teleconstruct Corp. ("Teleconstruct") for rent and other services, plus interest, $100,000 due to Tele Danmark A/S ("TDI) for management fees accrued under the management agreement; $2,851,000 due to a subsidiary of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") for reimbursable management costs and management fees accrued under the Management Services Agreement; and $4,686,000

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       representing payments due to certain former officers under separate termination, consulting and non-competition agreements.

       The Company paid approximately $302,000 in the first quarter to three former officers under these agreements.

       During the first quarter, the Company received payment of $250,000 plus accrued interest due from a former director of the Company for funds advanced on a personal mortgage.

       Included  in  long-term  debt at March  31,  1997 is  approximately  $5.7 million borrowed from TDI by subsidiaries under subordinated loan agreements.

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

       Since October 1996, the Company has utilized the funding provided by the Postabank Credit Facility to continue construction of its telecommunications networks, provide working capital, and repay other existing debt obligations. At March 31, 1997, the Company had borrowed a total of $139 million under the Postabank facility.

(5)    Current Installments of Long-term Debt

       Included in current installments of long-term debt at March 31, 1997 is approximately $5.8 million owed to the Danish Fund which was paid subsequent to March 31, 1997. Although this amount was previously classified as long-term, current installments due under existing agreements for certain long-term obligations were classified as long-term since the Company had the ability and intent to refinance these obligations on a long-term basis. The funds used to repay the loan amount were provided by the Postabank Credit Facility (see note 4) prior to March 31, 1997 and included as part of long-term debt.

(6)    Construction Commitments

       Kelet-Nograd Com Rt. ("KNC") entered into contracts which provide for the construction of a local telephone network in its service area. The contracts, including subsequent renegotiations, total approximately $46.2 million. Construction is expected to be completed in the second quarter of 1997.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)



       Raba Com Rt. ("Raba-Com") entered into contracts totaling $29.9 million which provided for the construction of a local telephone network in its service area. By December 31, 1996, construction of the network in Raba-Com was substantially complete.

       Papa  es  Tersege  Telefon   Koncesszios  Rt.  ("Papatel")  entered  into
       contracts totaling $16.2 million which provided for the construction of a local telephone network in its service area.

       By December 31, 1996, construction of the network in Papatel was substantially complete.

       Hungarotel Tavkozlesi Rt.("Hungarotel") entered into contracts totaling $66.5 million which provide for construction of a telephone network in its service areas. Construction is expected to be substantially completed in the second quarter of 1997.

       The balance sheet at March 31, 1997 includes approximately $8.1 million of advanced payments on construction contracts to be applied against future contract invoices.

                          Part I. Financial Information

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Introduction

        Hungarian Telephone and Cable Corp.("HTCC" and, together with its consolidated subsidiaries, the "Company") is engaged primarily in the provision of telecommunications services through its majority-owned operating subsidiaries: Kelet-Nograd Com Rt. ("KNC"); Raba Com Rt. ("Raba-Com"); Papa es Tersege Telefon Koncesszios Rt. ("Papatel"); and Hungarotel Tavkozlesi Rt. ("Hungarotel"). The Company earns substantially all of its telecommunications revenue from connection fees, monthly line rental fees, measured service fees, public pay telephone services and ancilliary services (including charges for additional services purchased at the customer's discretion).

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

         As a result of the Company's development program to date, it achieved for the first time a quarterly positive cash flow from operations of $0.8 million and EBITDA1 of $1.3 million for the quarter ended March 31, 1997. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract customers, revenues per customer and construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's Operating Areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control. For a more detailed discussion of these and other factors affecting the Company's business operations and financial condition, see Exhibit 99.6 hereto.

-----------------------
1 EBITDA is defined as net revenue less operating and maintenance expenses and management fees. The Company has included information concerning EBITDA (which is not a measure of financial performance under generally accepted accounting principles) because it understands that it is used by certain investors as one measure the Company's ability to service or incur indebtedness. EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

         The success of the Company's strategy is dependent upon its ability to increase revenues through the addition of new subscribers. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added approximately 52,200 access lines through March 31, 1997 to the 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("MATAV"), the former State-controlled monopoly telephone company. During this same period, churn has been negligible, primarily due to the Company's exclusivity rights and the demand for services evidenced by the wait-listed subscriber base.

Comparison of Three Months Ended March 31, 1997
and Three Months Ended March 31, 1996

   Net Revenues

         The Company recorded net telephone service revenues of $7.9 million for the three months ended March 31, 1997 as compared to revenues of $5.2 million for the three months ended March 31, 1996, an increase of $2.7 million.

         Measured service revenues increased $1.0 million from $5.0 million for the three months ended March 31, 1996 to $6.0 million for the three months ended March 31, 1997. These revenues have been offset by net interconnect charges which totalled $2.5 million for the three months ended March 31, 1997 as compared to $2.1 million for the three months ended March 31, 1996, an increase of $0.4 million. This increase in net measured service revenues is the result of an increase in average access lines in service from 67,400 lines for the three months ended March 31, 1996 to 103,400 lines for the three months ended March 31, 1997. Measured service revenues were also higher due to an increase in the call tariff rates for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

         The Company recognized $4.1 million of revenues from connection and monthly subscription fees during the three months ended March 31, 1997, as compared to $1.7 million for the three months ended March 31, 1996. The principal reasons for this increase relate to the Company's ongoing network construction which resulted in the connection of 18,800 subscribers in the three months ended March 31, 1997 as compared to the connection of 7,000 subscribers in the three months ended March 31, 1996. Subscription fees also increased due to an increase in monthly subscription rates for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

         Other operating revenues decreased to $0.4 million in the three months ended March 31, 1997 as compared to $0.5 million for the three months ended March 31, 1996. This decrease was due to the inclusion of non-recurring revenue for the three months ended March 31, 1996 which was not fully offset by additional revenues from the provision of direct lines, telephone leasing and telephone sales.

   Operating and Maintenance Expenses

         Operating and maintenance expenses for the three months ended March 31, 1997 increased $0.2 million, or 4%, to $5.2 million as compared to $5.0 million for the three months ended March 31, 1996. On a per line basis, however, operating and maintenance expenses decreased to approximately $50 per average access line for the three months ended March 31, 1997 from $73 for the three months ended March 31, 1996 as the Company achieved productivity improvements, including the decreased use of labor intensive manual switchboards and the increased use of modern switching technology.

   Depreciation and Amortization

         Depreciation and amortization charges increased $0.8 million to $1.8 million for the three months ended March 31, 1997 from $1.0 million for the three months ended March 31, 1996. This increase was due to the increase in depreciation of plant and lines in operation. As the Company proceeds with its capital expenditure programs and adds additional access lines in each of the Operating Areas, depreciation and amortization expenses are expected to increase.

   Management Fees

         Management fees pursuant to management service agreements increased $0.1 million to $1.4 million for the three months ended March 31, 1997 from $1.3 million for the three months ended March 31, 1996.

   Loss from Operations

         Loss from operations decreased $1.6 million to $0.5 million for the three months ended March 31, 1997 from $2.1 million for the three months ended March 31, 1996. The operating loss decreased principally due to the additional revenue generated by the network development program.

   Foreign Exchange Losses

         Foreign exchange losses decreased $1.1 million from $1.4 million for the three months ended March 31, 1996 to $0.3 million for the three months ended March 31, 1997. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark. The decrease in the foreign exchange loss is due to a reduction in the debt and other obligations which are denominated in U.S. Dollars and German Marks

   Interest Expense

         Interest expense increased $3.7 million to $6.6 million for the three months ended March 31, 1997 from $2.9 million for the three months ended March 31, 1996. This increase was attributable to higher average debt levels in the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 as the Company incurred indebtedness in order to continue the construction of its telecommunications networks. Furthermore, a greater portion of the debt was denominated in Hungarian Forints which bears a higher nominal interest rate than U.S. Dollar or German Mark denominated debt. This higher nominal interest rate is offset by the reduction in the U.S. Dollar equivalent value of Hungarian Forint indebtedness. Such reduction or exchange gain is not recognized in the statement of operations but is a component of the foreign currency translation adjustment included in the balance sheet.

   Interest Income

         Interest income increased $0.1 million to $0.3 million for the three months ended March 31, 1997 from $0.2 million for the three months ended March 31, 1996 primarily due to a greater portion of the available cash reserves being invested in higher yielding Hungarian Forints as compared to U.S. Dollars.

   Other, net

         Other, net income (expense) decreased from $0.2 million for the three months ended March 31, 1996 to $0.1 million for the three months ended March 31, 1997 principally due to a decrease in non-operating income and ancillary services.

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $6.9 million for the three months ended March 31, 1997 as compared to a net loss of $5.8 million for the three months ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the Company's operating areas requires significant capital expenditures. These expenditures, together with associated operating expenses, will continue to result in substantial cash requirements at least until a customer base large enough to provide sufficient revenues and operating cash flow is established.

         The Company expects that proceeds from the $170 million Credit Facility with Postabank, together with vendor financing, other borrowings and internally generated funds will be sufficient to meet its capital requirements under existing construction contracts and working capital needs. Funding for the Company's future capital requirements to finance possible acquisitions or other start-up businesses may include the sale of equity or debt of HTCC or one or more of the operating companies.

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

         The Company's development program has resulted in cash flow provided from operating activities of $0.8 million for the three months ended March 31, 1997, an increase of $8.5 million from the cash used in operating activities of $7.7 million for the three months ended March 31, 1996. For the three months ended March 31, 1997, the Company used $20.6 million for investing activities, which was used to fund the construction of the Company's telecommunications networks, compared to $5.4 million used for investing activities in the three months ended March 31, 1996. Financing activities provided net cash of $13.7 million and $11.7 million for the three months ended March 31, 1997 and 1996, respectively.


INFLATION AND FOREIGN CURRENCY

         For the year ended December 31, 1996, inflation in Hungary was approximately 23.6% on an annualized basis. It is the stated policy goal of the Hungarian government to keep inflation from exceeding approximately 20% for the year.

         The Company's Hungarian operations generate revenues in Hungarian Forints and incur operating and other expenses, including capital expenditures, predominately in Hungarian Forints but as well in U.S. Dollars and German Deutsche Marks. The Company's foreign currency exposure is difficult to hedge due to the significant costs involved and the lack of a market for such hedging. However, since December 31, 1996, practically all of the Company's borrowings have been denominated in Hungarian Forints. Interest on such borrowings is at a higher nominal rate than that applied to U.S. Dollar or German Mark borrowings, due to a comparatively high rate of domestic inflation and a resultant reduction in the U.S. Dollar value of the Hungarian Forint. This devaluation of the Hungarian Forint leads to a reduction in the U.S. Dollar equivalent of the Company's Hungarian Forint denominated borrowings. This exchange gain is not recognized in the statement of operations but is reflected as a component of the foreign currency translation adjustment included in the stockholders' deficit section of the balance sheet.

         Certain of the Company's balance sheet accounts are expressed in foreign currencies other than the Hungarian Forint, the Company's functional currency. Accordingly, when such accounts are converted into Hungarian Forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income or loss. When the Company and its subsidiaries' Forint-denominated accounts are translated into U.S. Dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders' deficit.

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

                           Part II. Other Information

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.  Legal Proceedings

None

Item 2.  Change in Securities

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 99.6 Cautionary Statements Regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

(b)  Reports on Form 8-K

None

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Hungarian Telephone and Cable Corp.
                                  (Registrant)


May 14, 1997                              By /s/ James G. Morrison
                                          -----------------------------------
                                             James G. Morrison
                                             President and Chief
                                              Executive Officer



May 14, 1997                              By /s/ Richard P. Halka
                                          -----------------------------------
                                             Richard P. Halka
                                             Controller

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                                Index to Exhibits

Exhibit No.       Description

     99.6 Cautionary Statements Regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995