Form 10-Q
period 1997-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 1997-08-12
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                  For the quarterly period ended June 30, 1997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30, 1997 Commission file number 1-11484




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

                                                      Yes   X       No
                                                      --------      ---------



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest possible date:



Common Stock, $.001 par value                    4,610,534 Shares
(Class)                                          (Outstanding at August 8, 1997)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                          Page No.

       Consolidated Condensed Balance Sheets                               2
       Consolidated Condensed Statements of Operations                     3
       Consolidated Condensed Statements of Stockholders' Deficit          4
       Consolidated Condensed Statements of Cash Flows                     5
       Notes to Consolidated Condensed Financial Statements                6
       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9

Part II. Other Information                                                 17

Signature                                                                  19

                          Part I. Financial Information

                          Item 1. Financial Statements

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)


                                      Assets                       June 30, 1997     December 31, 1996
                                      ------                       -------------     -----------------

                                                                   (unaudited)
Current assets:
    Cash and cash equivalents                                       $   3,927        $  15,876
    Restricted cash                                                     2,132            6,092
    Accounts receivable, net                                            5,461            4,575
    VAT receivable, net                                                 2,603            5,377
    Prepayments and other current assets                                2,277            2,028
                                                                        -----            -----

           Total current assets                                        16,400           33,948
Net property, plant and equipment, net                                102,437           82,012
Goodwill and intangibles, less accumulated amortization                14,136           17,374
Other assets                                                           10,645           11,497
Construction deposits                                                   8,242           11,784
                                                                        -----           ------

Total assets                                                        $ 151,860        $ 156,615
                                                                    =========        =========

                          Liabilities and Stockholders' Deficit
Current liabilities:
    Current installments of long-term debt                          $   2,470        $     120
    Accounts payable                                                    5,427           17,777
    Accruals                                                            2,530            1,748
    Due to related parties                                              5,067            2,934
    Advance subscriber payments                                         1,808            3,202
    Other current liabilities                                             555            1,952
                                                                          ---            -----

           Total current liabilities                                $  17,857           27,733
Long-term debt, excluding current installments                        165,379          148,472
Due to related parties                                                  3,849            4,200
                                                                        -----            -----

           Total liabilities                                          187,085          180,405
                                                                      =======          =======
Stockholders' deficit:
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued 4,189,626 shares
       in 1997 and 4,179,626 shares in 1996                                 4                4
    Additional paid-in capital                                         59,499           59,327
    Accumulated deficit                                               (96,092)         (80,961)
    Foreign currency translation adjustment                             1,876           (1,494)
    Deferred compensation                                                (512)            (666)
                                                                         ----             ----
           Total stockholders' deficit                                (35,225)         (23,790)
                                                                      -------          -------
Total liabilities and stockholders' deficit                         $ 151,860        $ 156,615
                                                                    =========        =========

  See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
        For the Three and Six Month Periods Ended June 30, 1997 and 1996
                 (In thousands, except share and per share data)

                                   (unaudited)

                                               Three Months Ended              Six Months Ended
                                                    June 30,                       June 30,
                                               1997          1996             1997          1996
                                            ----------------------------------------------------

TELEPHONE SERVICES REVENUES, NET          $    9,297    $    4,534       $   17,221    $    9,693
Operating expenses:
    Operating and maintenance expenses         6,087         6,510           11,327        11,474
    Depreciation and amortization              1,653           924            3,412         1,917
    Management fees                            1,329         2,011            2,736         3,353
                                               -----         -----            -----         -----

    Total Operating Expenses                   9,069         9,445           17,475        16,744
                                               -----         -----           ------        ------
INCOME (LOSS) FROM OPERATIONS                    228        (4,911)            (254)       (7,051)
Other income (expenses):
    Foreign exchange losses                      (49)         (178)            (312)       (1,590)
    Interest expense                          (8,530)       (3,944)         (15,103)       (6,881)
    Interest income                              155           700              451           892
    Other, net                                    13           247               87           459
                                                  --           ---               --           ---

LOSS BEFORE MINORITY INTEREST                 (8,183)       (8,086)         (15,131)      (14,171)

MINORITY INTEREST                                              649                            967
                                                 ---           ---                            ---

LOSS BEFORE EXTRAORDINARY ITEMS               (8,183)       (7,437)         (15,131)      (13,204)
                                              ======        ======          =======       =======

EXTRAORDINARY ITEM                                          (8,186)                        (8,186)

NET LOSS                                  $   (8,183)   $  (15,623)      $  (15,131)   $  (21,390)

LOSS PER SHARE OF COMMON STOCK

       BEFORE EXTRAORDINARY ITEM          $   (1.95)    $   (1.76)       $   (3.61)    $   (3.18)

       EXTRAORDINARY ITEM                                   (1.94)                         (1.97)
                                              -----         -----            -----         -----

       NET LOSS                           $   (1.95)    $   (3.70)       $   (3.61)    $   (5.15)
                                          ---------     ---------        ---------     ---------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                  4,189,626     4,215,106        4,187,483     4,148,039
                                           =========     =========        =========     =========



     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
           Consolidated Condensed Statements of Stockholders' Deficit
                        (In thousands, except share data)

                                   (unaudited)

                                                                                      Foreign
                                                              Additional              Currency                   Total
                                                       Common   Paid-in  Accumulated Translation    Deferred Stockholders'
                                            Shares      Stock   Capital    Deficit   Adjustment   Compensation  Deficit
--------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996           4,179,626      $  4     59,327     (80,961)     (1,494)     (666)   $  (23,790)

Earned compensation                                                                                  154           154

Exercise of options                         5,000                   50                                              50

Shares issued as compensation               5,000                   52                                              52

Options issued to officers                                          70                                              70

Foreign currency translation adjustment                                                  3,370                   3,370

Net loss                                                                   (15,131)                            (15,131)
-----------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1997               4,189,626      $  4     59,499     (96,092)      1,876      (512)   $  (35,225)
-----------------------------------------------------------------------------------------------------------------------






     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
             For the Six Month Periods Ended June 30, 1997 and 1996
                                 (In thousands)

                                   (unaudited)


                                                             1997       1996
                                                             ----       ----
Net cash provided by (used in) operating activities     $    5,191    (12,659)
                                                        ----------    -------
Cash flows from investing activities:
    Construction of telecommunication networks             (42,301)   (13,679)
    Acquisition of interests in subsidiaries                             (330)
    Proceeds from sale of assets                               299
                                                               ---        ---

           Net cash used in investing activities           (42,002)   (14,009)
                                                           -------    -------
Cash flows from financing activities:
    Borrowings under long-term debt                         41,906      1,499
    Repayment of long-term debt                            (15,741)
    Proceeds from short-term debt                                      78,773
    Repayment of short-term debt                                      (50,752)
    Proceeds from exercise of options                           50
                                                               ---        ---
           Net cash provided by financing activities        26,215     29,520
                                                            ------     ------
Effect of foreign exchange rate changes on cash             (1,353)       283
                                                            ------        ---

Net decrease in cash and cash equivalents                  (11,949)     3,135

Cash and cash equivalents at beginning of period            15,876     16,192
                                                            ------     ------

Cash and cash equivalents at end of period              $    3,927     19,327
                                                        ==========     ======




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

(2)    Cash and Cash Equivalents and Restricted Cash

       (a)    Cash and Cash Equivalents

              At  June  30,  1997,  cash  was  comprised  of the  following: the
              equivalent  of  3,867,000 on  deposit  with  banks   in   Hungary
              consisting   of   $223,000  denominated   in  U.S.  dollars,  the
              equivalent of  $15,000  denominated  in   German   Deutsche  Marks
              and  the  equivalent  of  $3,629,000  denominated  in   Hungarian
              Forints, and; $60,000 on deposit in the United States.

       (b)    Restricted Cash

              At June 30, 1997, approximately $1,284,000 of cash denominated in Hungarian Forints was restricted under concession contract fulfillment guarantees with restrictions to be removed principally upon the successful attainment of certain operational requirements as prescribed in the concession agreements. The Company expects to satisfy the operational requirements within one year and therefore the restricted cash is shown as a current asset.

              At June 30, 1997, approximately $825,000 of cash denominated in U.S. Dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $23,000 was restricted pursuant to certain arrangements with other parties.

(3)    Related Parties

       Current and long-term amounts due to related parties totalling $8,916,000 at June 30, 1997 is comprised of the following: $34,000 due to Hungarian Teleconstruct Corp. ("Teleconstruct") for rent and other services, plus interest; $152,000 due to Tele Danmark A/S ("TDI") for management fees accrued under the management agreement; $4,201,000 due to a subsidiary of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") for reimbursable management costs and management fees accrued under the Management Services Agreement; and $4,529,000

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       representing payments due to certain former officers under separate termination, consulting and non-competition agreements. The Company paid approximately $604,000 during the six months ended June 30, 1997 to three former officers under these agreements.

       Included in long-term debt at June 30, 1997 is approximately $5,534,000 borrowed from TDI by subsidiaries under subordinated loan agreements.

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

       Since October 1996, the Company has utilized the funding provided by the Postabank Credit Facility to continue construction of its telecommunications networks, provide working capital, and repay other existing debt obligations. As of June 30, 1997, the Company had borrowed approximately $143 million under the Postabank Credit Facility at historical exchange rates.

(5)    Construction Commitments

       Kelet-Nograd Com Rt. ("KNC") entered into contracts which provide for the construction of a local telephone network in its service area. The contracts, including subsequent renegotiations, total approximately $46.1 million. Construction is expected to be completed in the second half of 1997.

       Hungarotel Tavkozlesi Rt. ("Hungarotel") entered into contracts totalling $67 million which provide for construction of a telephone network in its service areas. Construction is expected to be substantially completed in the fourth quarter of 1997.

       The balance sheet at June 30, 1997 includes approximately $8.2 million of advanced payments on construction contracts to be applied against future contract invoices.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


(6)    Subsequent Events

       On July 1, 1997, the Company entered into an agreement with TDI pursuant to which TDI agreed to exchange its 20 percent interest in each of two of the Company's operating subsidiaries for 420,908 shares of the Company's common stock. The 420,908 shares constitute approximately 9.1 percent of the total outstanding shares of the Company and increases TDI's interest in the Company to 9.7 percent of the total outstanding shares. Under the agreement, TDI was granted the preemptive right, upon the issuance of common stock by the Company, to maintain its then current equity ownership percentage interest in the outstanding shares of common stock of the Company. In addition, the Company is obligated to purchase, and TDI is obligated to sell, the 4.8% ownership interests in each of the Company's two operating subsidiaries presently owned by the Danish Investment Fund for Central and Eastern Europe if TDI acquires such ownership interests by June 30, 1998. The terms of such exchange would be on terms similar to this initial exchange.

                          Part I. Financial Information

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Introduction

         Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") is engaged primarily in the provision of telecommunications services through its majority-owned operating subsidiaries, Kelet-Nograd Com Rt.("KNC"), Raba Com Rt. ("Raba-Com"), Papa es Tersege Telefon Koncesszios Rt.("Papatel") and Hungarotel Tavkozlesi Rt. ("Hungarotel"). The Company earns substantially all of its telecommunications revenue from measured service fees, connection fees, monthly line rental fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer's discretion).

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

         As a result of the Company's development program to date, it achieved positive cash flow from operations of $5.2 million and EBITDA1 of $1.9 million during the quarter ended June 30, 1997, up from EBITDA of $1.3 million for the quarter ended March 31, 1997. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract customers, revenues per customer and construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's Operating Areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

         The success of the Company's strategy is dependent upon its ability to increase revenues through the addition of new subscribers. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added approximately 67,000 access lines through June 30, 1997 to
________________________________
1 EBITDA is defined as net revenue less operating and maintenance expenses and management fees. The Company has included information concerning EBITDA (which is not a measure of financial performance under generally accepted accounting principles) because it understands that it is used by certain investors as one measure of the Company's ability to service or incur indebtedness. EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Cmpany's performance or to cash flows from operating activities (as determined in accordance with generally accepted acocunting prinicples) as a measure of liquidity.
                                     - 9 -
the 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("MATAV"), the former state-controlled monopoly telephone company. During this same period, churn has been negligible, primarily due to the Company's exclusivity rights and the demand for services evidenced by the wait-listed subscriber base.

Comparison of Three Months Ended June 30, 1997 and Three Months Ended June 30, 1996

   Net Revenues

         The Company recorded net telephone service revenues of $9.3 million for the three months ended June 30, 1997 as compared to revenues of $4.5 million for the three months ended June 30, 1996, an increase of $4.8 million, or 107%.

         Measured service revenues increased $1.4 million, or 29%, to $6.3 million for the three months ended June 30, 1997 from $4.9 million for the three months ended June 30, 1996. These revenues have been offset by net interconnect charges which totalled $2.5 million for the three months ended June 30, 1997 as compared to $2.1 million for the three months ended June 30, 1996, an increase of $0.4 million. This increase in net measured service revenues is the result of an increase in average access lines in service from approximately 72,000 lines for the three months ended June 30, 1996 to approximately 120,000 lines for the three months ended June 30, 1997.

         The Company recognized $5.0 million of revenues from connection and monthly subscription fees during the three months ended June 30, 1997, as compared to $1.5 million for the three months ended June 30, 1996. The principal reasons for this increase relate to the Company's ongoing network construction which resulted in the connection of 15,000 subscribers in the three months ended June 30, 1997 as compared to the connection of 2,600 subscribers in the three months ended June 30, 1996. Subscription fees increased due to the higher average number of lines installed and an increase in monthly subscription rates for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

         Other operating revenues increased to $0.5 million in the three months ended June 30, 1997 as compared to $0.2 million for the three months ended June 30, 1996. This increase was due to additional revenues generated from the provision of direct lines, telephone leasing and telephone sales.

   Operating and Maintenance Expenses

         Operating and maintenance expenses for the three months ended June 30, 1997 decreased $0.4 million, or 6%, to $6.1 million as compared to $6.5 million for the three months ended June 30, 1996. On a per line basis, operating and maintenance expenses decreased to approximately $51 per average access line for the three months ended June 30, 1997 from $90 for the three months ended June 30, 1996 as the Company achieved productivity improvements, including the decreased use of labor intensive manual switchboards and the increased use of modern switching technology.

  Depreciation and Amortization

         Depreciation and amortization charges increased $0.8 million to $1.7 million for the three months ended June 30, 1997 from $0.9 million for the three months ended June 30, 1996. This increase was due to the increase in depreciation of plant and lines in operation. As the Company proceeds with its capital expenditure programs and adds additional access lines in each of the operating areas, depreciation and amortization expenses are expected to increase.

   Management Fees

         Management fees pursuant to management service agreements decreased $0.7 million to $1.3 million for the three months ended June 30, 1997 from $2.0 million for the three months ended June 30, 1996. This decrease was due to the termination of certain management agreements with Tele Danmark A/S in August 1996.

   Income from Operations

         Income from operations increased to $0.2 million for the three months ended June 30, 1997 from a loss from operations of $4.9 million for the three months ended June 30, 1996. The Company generated operating profit in the second quarter of 1997 principally due to the additional revenue generated by the network development program.

   Foreign Exchange Losses

         Foreign exchange losses decreased from $0.2 million for the three months ended June 30, 1996 to $0.05 million for the three months ended June 30, 1997. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark. The decrease in the foreign exchange loss is due to a reduction in the debt and other obligations which are denominated in U.S. Dollars and German Marks.

   Interest Expense

         Interest expense increased $4.6 million to $8.5 million for the three months ended June 30, 1997 from $3.9 million for the three months ended June 30, 1996. This increase was attributable to higher average debt levels during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 as the Company incurred indebtedness in order to continue the construction of its telecommunications networks. Furthermore, a greater portion of the debt was denominated in Hungarian Forints which bears a higher nominal interest rate than U.S. Dollar or German Mark denominated debt. This higher nominal interest rate is offset by the reduction in the U.S. Dollar equivalent value of Hungarian Forint indebtedness.

Such  reduction  is  not  recognized  in the  statement  of operations but is a
component   of  the  foreign  currency  translation  adjustment included in the balance sheet.

   Interest Income

         Interest income decreased $0.5 million to $0.2 million for the three months ended June 30, 1997 from $0.7 million for the three months ended June 30, 1996 primarily due to lower average cash balances outstanding during the period.

   Other, net

         Other,  net income  decreased  from $0.2  million for the three  months ended June 30, 1996 to $13,000 for the three months ended June 30, 1997 principally due to a decrease in non-operating income and ancillary services.

   Extraordinary Item

         For the three months ended June 30, 1996, the Company recorded an extraordinary item for a non-cash charge of $8.2 million related to the write-off of the remaining unamortized deferred financing costs pertaining to the repayment of a loan agreement with a subsidiary of Citizens Utilities Company (Citizens Utilities Company and its affiliates are hereinafter referred to as "Citizens").

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $8.2 million for the three months ended June 30, 1997 as compared to a net loss of $15.6 million for the three months ended June 30, 1996.


Comparison of Six Months Ended June 30, 1997 and Six Months Ended June 30, 1996

   Net Revenues

         The Company recorded net telephone service revenues of $17.2 million for the six months ended June 30, 1997 as compared to revenues of $9.7 million for the six months ended June 30, 1996, an increase of $7.5 million, or 77%.

         Measured service revenues increased $2.3 million, or 23%, to $12.3 million for the six months ended June 30, 1997 from $10.0 million for the six months ended June 30, 1996. These revenues have been offset by net interconnect charges which totalled $5.0 million for the six months ended June 30, 1997 as compared to $4.2 million for the six months ended June 30, 1996, an increase of $0.8 million. This increase in net measured service revenues is the result of an increase in average access lines in service from approximately 70,000 lines for the six months ended June 30, 1996 to approximately 112,000 lines for the six months ended June 30, 1997.

         The Company recognized $9.1 million of revenues from connection and monthly subscription fees during the six months ended June 30, 1997, as compared to $3.2 million for the six months ended June 30, 1996. The principal reasons for this increase relate to the Company's ongoing network construction which resulted in the connection of approximately 34,000 subscribers during the six months ended June 30, 1997 as compared to the connection of approximately 10,000 subscribers during the six months ended June 30, 1996. Subscription fees increased due to the higher number of average lines installed and an increase in monthly subscription rates for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

         Other operating revenues increased to $0.9 million in the six months ended June 30, 1997 as compared to $0.7 million for the six months ended June 30, 1996. This increase was due to additional revenues generated from the provision of direct lines, telephone leasing and telephone sales.

   Operating and Maintenance Expenses

         Operating and maintenance expenses for the six months ended June 30, 1997 decreased $0.2 million, or 2%, to $11.3 million as compared to $11.5 million for the six months ended June 30, 1996. On a per line basis, operating and maintenance expenses decreased to approximately $101 per average access line for the six months ended June 30, 1997 from $164 for the six months ended June 30, 1996 as the Company achieved productivity improvements, including the decreased use of labor intensive manual switchboards and the increased use of modern switching technology.

   Depreciation and Amortization

         Depreciation and amortization charges increased $1.5 million to $3.4 million for the six months ended June 30, 1997 from $1.9 million for the six months ended June 30, 1996. This increase was due to the increase in depreciation of plant and lines in operation. As the Company proceeds with its capital expenditure programs and adds additional access lines in each of the operating areas, depreciation and amortization expenses are expected to increase.

   Management Fees

         Management fees pursuant to management service agreements decreased $0.7 million to $2.7 million for the six months ended June 30, 1997 from $3.4 million for the six months ended June 30, 1996. This decrease was due to the termination of certain management agreements with Tele Danmark A/S in August 1996.

   Loss from Operations

         Loss from operations decreased $6.8 million to $0.3 million for the six months ended June 30, 1997 from $7.1 million for the six months ended June 30, 1996. The operating loss decreased principally due to the additional revenue generated by the network development program.

   Foreign Exchange Losses

         Foreign exchange losses decreased $1.3 million from $1.6 million for the six months ended June 30, 1996 to $0.3 million for the six months ended June 30, 1997. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark. The decrease in the foreign exchange loss is due to a reduction in the debt and other obligations which are denominated in U.S. Dollars and German Marks.

   Interest Expense

         Interest expense increased $8.2 million to $15.1 million for the six months ended June 30, 1997 from $6.9 million for the six months ended June 30, 1996. This increase was attributable to higher average debt levels during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 as the Company incurred indebtedness in order to continue the construction of its telecommunications networks. Furthermore, a greater portion of the debt was denominated in Hungarian Forints which bears a higher nominal interest rate than U.S. Dollar or German Mark denominated debt. This higher nominal interest rate is offset by the reduction in the U.S. Dollar equivalent value of Hungarian
Forint  indebtedness.   Such  reduction is  not  recognized in the statement of
operations but is a component of the foreign currency translation adjustment included in the balance sheet.

   Interest Income

         Interest income decreased $0.4 million to $0.5 million for the six months ended June 30, 1997 from $0.9 million for the six months ended June 30, 1996 primarily due to lower average cash balances outstanding during the period.

   Other, net

         Other, net income decreased from $0.5 million for the six months ended June 30, 1996 to $0.1 million for the six months ended June 30, 1997 principally due to a decrease in non-operating income and ancillary services.

   Extraordinary Item

         For the six months ended June 30, 1996, the Company recorded an extraordinary item for a non-cash charge of $8.2 million related to the write-off of the remaining unamortized deferred financing costs pertaining to the repayment of the loan agreement with Citizens.

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $15.1 million for the six months ended June 30, 1997 as compared to a net loss of $21.4 million for the six months ended June 30, 1996.


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

         The Company expects that proceeds from the $170 million Credit Facility with Postabank, together with vendor financing, other borrowings and internally generated funds will be sufficient to meet its capital requirements under existing construction contracts and working capital needs. Funding for the Company's future capital requirements to finance possible acquisitions or other start-up businesses, or to reduce outstanding borrowings, may include the sale of equity or debt of HTCC or one or more of the operating companies.

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

         The Company's development program has resulted in cash flow provided from operating activities of $5.2 million for the six months ended June 30, 1997 as compared to cash flow used in operating activities of $12.7 million for the six months ended June 30, 1996. For the six months ended June 30, 1997, the Company used $42.0 million for investing activities, which was used to fund the construction of the Company's telecommunications networks, compared to $14.0 million used for investing activities in the six months ended June 30, 1996. Financing activities provided net cash of $26.2 million and $29.5 million for the six months ended June 30, 1997 and 1996, respectively.

INFLATION AND FOREIGN CURRENCY

         For the year ended December 31, 1996, inflation in Hungary was approximately 23.6% on an annualized basis. It is the stated policy goal of the Hungarian government to keep inflation from exceeding approximately 20% in the current year.

         The Company's Hungarian operations generate revenues in Hungarian Forints and incur operating and other expenses predominately in Hungarian Forints, while other costs, primarily capital expenditures, are incurred in U.S. Dollars and German Deutsche Marks. The Company's foreign currency exposure is difficult to hedge due to the significant costs involved and the lack of a market for such hedging. However, since December 31, 1996, practically all of the Company's borrowings have been denominated in Hungarian Forints. Interest on such borrowings is at a higher nominal rate than that applied to U.S. Dollar or German Mark borrowings, due to a comparatively high rate of domestic inflation and a resultant reduction in the U.S. Dollar value of the Hungarian Forint. This devaluation of the Hungarian Forint leads to a reduction in the U.S. Dollar equivalent of the Company's Hungarian Forint denominated borrowings. This
reduction  is    not  recognized  in  the  statement  of   operations   but  is
reflected as a component of the foreign currency translation adjustment included in the stockholders' deficit section of the balance sheet.

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

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of the Registrant was held on May 16, 1997.

         (b)  Not Applicable.

         (c)  First Matter Voted on at the Annual Meeting of Stockholders of the
              Registrant:  Election of Directors

                                            Votes Cast For    Votes Withheld
                                            --------------    --------------
                  David A. Finley           3,039,637         73,110
                  *Warren B. French, Jr.    3,038,277         74,470
                  James G. Morrison         3,039,637         73,110
                  John B. Ryan              3,038,637         74,110
                  James H. Season           3,038,137         74,610
                  Ronald E. Spears          3,037,157         75,590

         *Mr. French resigned from the Registrant's Board of Directors of June 16, 1997. As of August 8, 1997, the Registrant has not yet elected another director to fill the vacancy.

         Second  Matter Voted on at the Annual  Meeting of  Stockholders  of the
         Registrant: Ratification of the appointment of KPMG Peat Marwick LLP as auditors of the Registrant for the fiscal year ending December 31, 1997.

                  For               Against          Abstain
                  ---               -------          -------
                  3,073,297         23,250           16,200

         (d)  Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         None

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


                                          Hungarian Telephone and Cable Corp.
                                                    (Registrant)


August 8, 1997                            By /s/ James G. Morrison
                                             ------------------------
                                             James G. Morrison
                                             President and Chief
                                              Executive Officer



August 8, 1997                            By /s/ Richard P. Halka
                                             -----------------------
                                             Richard P. Halka
                                             Controller and Treasurer