Form 10-Q
period 1997-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 1997-11-13
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                For the quarterly period ended September 30, 1997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997 Commission file number 1-11484
                               ------------------




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

                                              Yes X          No ___



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest possible date:



Common Stock, $.001 par value                           5,168,784 Shares
          (Class)                              (Outstanding at November 7, 1997)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                        Page No.

       Consolidated Condensed Balance Sheets                             2
       Consolidated Condensed Statements of Operations                   3
       Consolidated Condensed Statements of Stockholders' Deficit        4
       Consolidated Condensed Statements of Cash Flows                   5
       Notes to Consolidated Condensed Financial Statements              6
       Management's Discussion and Analysis of Financial Condition       9
           and Results of Operations

Part II. Other Information                                               18

Signatures                                                               19

                          Part I. Financial Information
                          Item 1. Financial Statements
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                      Assets                    September 30, 1997  December 31, 1996
                                      ------                    ------------------  -----------------
                                  (unaudited)
Current assets:
    Cash and cash equivalents                              $           5,564       $          15,876
    Restricted cash                                                    1,149                   6,092
    Accounts receivable, net                                           6,998                   4,575
    VAT receivable, net                                                2,862                   5,377
    Prepayments and other current assets                               1,981                   2,028
                                                                ------------            ------------

           Total current assets                                       18,554                  33,948
Property, plant and equipment, net                                   119,947                  82,012
Goodwill and intangibles, less accumulated amortization               18,282                  17,374
Other assets                                                          10,285                  11,497
Construction deposits                                                  2,691                  11,784
                                                                ------------            ------------

Total assets                                               $         169,759       $         156,615
                                                                ============            ============

                          Liabilities and Stockholders' Deficit
Current liabilities:
    Current installments of long-term debt                 $           5,313       $             120
    Accounts payable                                                   4,125                  17,777
    Accruals                                                           2,301                   1,748
    Due to related parties                                             6,286                   2,934
    Advance subscriber payments                                        1,306                   3,202
    Other current liabilities                                            640                   1,952
                                                                ------------            ------------

           Total current liabilities                                  19,971                  27,733
Long-term debt, excluding current installments                       176,413                 148,472
Due to related parties                                                 3,665                   4,200
                                                                ------------            ------------

           Total liabilities                                         200,049                 180,405
                                                                ------------            ------------
Stockholders' deficit:
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued 5,168,784 shares
       in 1997 and 4,179,626 shares in 1996                                5                       4
    Additional paid-in capital                                        70,234                  59,327
    Accumulated deficit                                             (103,492)                (80,961)
    Foreign currency translation adjustment                            3,399                  (1,494)
    Deferred compensation                                               (436)                   (666)
                                                                -------------           ------------
           Total stockholders' deficit                               (30,290)                (23,790)
                                                                -------------           ------------
Total liabilities and stockholders' deficit                  $       169,759       $         156,615
                                                                 ============           ============

     See accompanying notes to consolidated condensed financial statements.


                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
     For the Three and Nine Month Periods Ended September 30, 1997 and 1996
                 (In thousands, except share and per share data)

                                   (unaudited)


                                                    Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                                   ---------------------          ----------------
                                                      1997          1996             1997          1996
                                                   -------       -------          -------       -------
TELEPHONE SERVICES REVENUES, NET                $    9,669    $    5,034       $   26,890    $   14,727
Operating expenses:
    Operating and maintenance expenses               6,103         4,594           17,430        16,068
    Depreciation and amortization                    1,893         1,109            5,305         3,026
    Management fees                                  1,383         1,476            4,119         4,829
    Cost of termination of former officers
      and directors                                                6,260                          6,260
                                                   -------       -------          -------       -------

    Total Operating Expenses                         9,379        13,439           26,854        30,183
                                                   -------       -------          -------       -------

INCOME (LOSS) FROM OPERATIONS                          290        (8,405)              36       (15,456)
Other income (expenses):
    Foreign exchange losses                           (125)         (506)            (437)       (2,096)
    Interest expense                                (7,584)       (4,265)         (22,687)      (11,146)
    Interest income                                    113            50              564           942
    Other, net                                         (94)         (554)              (7)          (95)
                                                   --------      -------          --------      -------

LOSS BEFORE MINORITY INTEREST                       (7,400)      (13,680)         (22,531)      (27,851)

MINORITY INTEREST                                                    575                          1,541
                                                   -------       -------          -------       -------

LOSS BEFORE EXTRAORDINARY ITEMS                     (7,400)      (13,105)         (22,531)      (26,310)

EXTRAORDINARY ITEM                                                                               (8,186)

NET LOSS                                        $   (7,400)   $  (13,105)      $  (22,531)   $  (34,496)
                                                   ========      =======          ========      =======

LOSS PER SHARE OF COMMON STOCK

       BEFORE EXTRAORDINARY ITEM                $   (1.60)    $   (3.14)       $   (5.20)    $   (6.31)

       EXTRAORDINARY ITEM                                                                        (1.96)

       NET LOSS                                 $   (1.60)    $   (3.14)       $   (5.20)    $   (8.27)
                                                   -------       ------           -------       -------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        4,617,961     4,167,006        4,332,553     4,166,610
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

                                   (unaudited)

                                                                                      Foreign
                                                              Additional              Currency                  Total
                                                       Common   Paid-in  Accumulated Translation    Deferred    Stockholders'
                                            Shares      Stock   Capital    Deficit   Adjustment   Compensation  Deficit
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996           4,179,626      $  4     59,327     (80,961)     (1,494)     (666)   $  (23,790)

Earned compensation                                                                                  230           230

Exercise of options                        10,000                   97                                              97

Shares issued as compensation               5,000                   52                                              52

Options issued to officers                                          70                                              70

Shares issued to TD                       969,158         1     10,688                                          10,689

Foreign currency translation adjustment                                                  4,893                   4,893

Net loss                                                                   (22,531)                            (22,531)

Balances at September 30, 1997          5,163,784      $  5     70,234    (103,492)      3,399      (436)   $  (30,290)
----------------------------------------------------------------------------------------------------------------------




     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
          For the Nine Month Periods Ended September 30, 1997 and 1996
                                 (In thousands)

                                   (unaudited)

                                                                  1997                 1996
                                                                  ----                 ----

Net cash provided by (used in) operating activities       $         5,573               (21,457)
                                                               ----------           -----------
Cash flows from investing activities:
    Construction of telecommunication networks                    (57,186)              (32,060)
    Acquisition of interests in subsidiaries                                               (330)
    Proceeds from sale of interest in affiliate                                             130
                                                               ----------           -----------

           Net cash used in investing activities                  (57,186)              (32,260)
                                                               ----------           -----------
Cash flows from financing activities:
    Borrowings under long-term debt                                58,403                 8,772
    Repayment of long-term debt                                   (15,301)               (1,890)
    Proceeds from short-term loans                                                       94,303
    Repayment of short-term loans                                                       (53,458)
    Proceeds from exercise of options                                  97                    31
                                                               ----------           -----------
           Net cash provided by financing activities               43,199                47,758
                                                               ----------           -----------
Effect of foreign exchange rate changes on cash                    (1,898)                  816
                                                               -----------          -----------

Net decrease in cash and cash equivalents                         (10,312)               (5,143)

Cash and cash equivalents at beginning of period                   15,876                16,192
                                                               ----------           -----------

Cash and cash equivalents at end of period                $         5,564                11,049
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

(2)    Cash and Cash Equivalents and Restricted Cash

       (a)    Cash and Cash Equivalents

              At September 30, 1997, cash of $5,564,000 comprised the following:
              $5,521,000 on deposit with banks in Hungary consisting of $222,000 denominated in U.S. dollars, the equivalent of $15,000 denominated in German Deutsche Marks and the equivalent of $5,284,000 denominated in Hungarian Forints, and; $43,000 on deposit in the United States.

       (b)    Restricted Cash

              At September 30, 1997, approximately $502,000 of cash denominated in Hungarian Forints was restricted under concession contract fulfillment guarantees with restrictions to be removed principally upon the successful attainment of certain operational requirements as prescribed in the concession agreements. The Company expects to satisfy the operational requirements within one year and therefore the restricted cash is shown as a current asset.

              At September 30, 1997, approximately $605,000 of cash denominated in U.S. Dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $42,000 was restricted pursuant to certain arrangements with other parties.

(3)    Related Parties

       Current and long-term amounts due to related parties totalling $9,951,000 at September 30, 1997 is comprised of the following: $34,000 due to Hungarian Teleconstruct Corp. ("Teleconstruct") for rent and other services, plus interest; $5,550,000 due to a subsidiary of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") for reimbursable management costs and management fees accrued under the Management Services Agreement; and $4,367,000 representing payments due to certain former officers under separate termination, consulting and non-competition agreements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       The Company paid approximately $906,000 during the nine months ended September 30, 1997 to three former officers under these agreements.

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

       Since October 1996, the Company has utilized the funding provided by the Postabank Credit Facility to continue construction of its telecommunications networks, provide working capital, and repay other existing debt obligations. As of September 30, 1997, the Company had borrowed approximately $150 million under the Postabank facility.

(5)    Transactions with TD

       On July 1, 1997, the Company entered into an agreement with Tele Danmark A/S ("TD") pursuant to which TD agreed to exchange its 20% interest in each of two of the Company's operating subsidiaries for 420,908 shares of the Company's common stock. The value of shares on the date of issue totalled $3.63 million. Under the agreement, TD was granted the preemptive right to maintain its equity ownership percentage of total shares outstanding in addition to giving TD the right, if TD acquired the 4.8% stake in each of two of the Company's operating subsidiaries owned by the Danish Fund for Central and Eastern Europe ("Danish Fund"), to sell such shares to the Company on similar terms.

       On September 30, 1997, TD agreed to exchange the 4.8% interest in each of two operating subsidiaries purchased from the Danish Fund for 101,018 shares of the Company's common stock. The value of shares on the date of issue amounted to $1.3 million.

       The total value of shares issued relating to these two transactions has been recorded as an increase to goodwill.

       On September 30, 1997, the Company and TD entered into an agreement whereby TD agreed to exchange loans and accrued interest totalling $5.53 million in two operating subsidiaries for 447,232 shares of the Company's common stock.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       The difference between the carrying value of the loans and related accrued interest and the shares issued in the exchange was not material.

       As a result of these transactions, TD has increased its share ownership in the Company to 19.2% of shares presently outstanding.

(6)    Subsequent Event

       On October 2, 1997, the Company concluded an agreement with Lucent Technologies to become the exclusive distributor of Lucent Technologies PBX and Key System products in Hungary. As part of the agreement, the Company purchased fixed assets valued at $470,000 and agreed to purchase commitments amounting to $6 million for each of the next three years. The distributorship agreement provides for the imposition of penalties should these purchase commitments not be met.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Introduction

         Hungarian Telephone and Cable Corp. ("HTCC" and, together with its consolidated subsidiaries, the "Company") is engaged primarily in the provision of telecommunications services through its majority-owned operating subsidiaries, Kelet-Nograd Com Rt. ("KNC"), Raba Com Rt. ("Raba-Com"), Papa es Tersege Telefon Koncesszios Rt. ("Papatel") and Hungarotel Tavkozlesi Rt. ("Hungarotel"). The Company earns substantially all of its telecommunications revenue from measured service fees, monthly subscription fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer's discretion).

         The Company has embarked on a significant network development program designed to meet its substantial demand backlog, increase the number of basic telephone access lines in service and modernize existing facilities. The development and installation of the network in each of the Company's operating areas requires significant capital expenditures. These expenditures, together with associated operating expenses, will continue to result in the use of outstanding credit facilities until a customer base large enough to provide sufficient revenues and operating cash flow is established.

         As a result of the Company's development program to date, it achieved EBITDA1 of $2.2 million during the quarter ended September 30, 1997, up from EBITDA of $1.9 million and $1.3 million for the quarters ended June 30, 1997 and March 31, 1997, respectively. Cash flows from operations totalled $5.6 million for the nine months ended September 30, 1997. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract customers, revenues per customer and construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's Operating Areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.


--------
1 EBITDA is defined as net revenue less operating and maintenance expenses and management fees. The Company has included information concerning EBITDA (which is not a measure of financial performance under generally accepted accounting principles) because it understands that it is used by certain investors as one measure the Company's ability to service or incur indebtedness. EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

         The success of the Company's strategy is dependent upon its ability to increase revenues through the addition of new subscribers. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added approximately 100,000 access lines through October, 1997 to the 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("MATAV"), the former state-controlled monopoly telephone company. During this same period, churn has been negligible, primarily due to the Company's exclusivity rights and the demand for services evidenced by the wait-listed subscriber base.



             Comparison of Three Months Ended September 30, 1997 to
                     Three Months Ended September 30, 1996


 Net Revenues
                                                             Three Months Ended
                                                                September 30,
     (dollars in millions)                                   1997          1996      % increase
                                                             ----          ----      ----------
     Subscription revenues                                    1.9           1.0          90
     Net interconnect charges                                (2.6)         (2.4)          8
                                                             -----         -----
       Net measured service and subscription revenues         5.8           3.7          57
     Connection fees                                          3.5           0.9         289
     Other operating revenues                                 0.4           0.4           0
                                                             -----         -----
       Telephone Service Revenues, Net                     $  9.7        $  5.0          94
                                                              ====          ====

         The Company recorded a 94% increase in net telephone service revenues to $9.7 million for the three months ended September 30, 1997 from $5.0 million for the three months ended September 30, 1996.

         Net measured service and subscription revenues increased 57% to $5.8 million for the three months ended September 30, 1997 from $3.7 million for the three months ended September 30, 1996. Measured service revenues increased 28% to $6.5 million while subscription revenues increased 90% to $1.9 million for the three months ended September 30, 1997. These increases in call and subscription fee revenues are the result of an 79% increase in average access lines in service from approximately 76,000 lines for the three months ended
September 30, 1996 to approximately 136,000 lines for the three months ended September 30, 1997. The growth in access lines is not fully reflected in increased measured service revenues as newer customers require a period of maturity before producing revenues similar to established telephone customers.

         These revenues have been offset by net interconnect charges which totalled $2.6 million for the three months ended September 30, 1997 as compared to $2.4 million for the three months ended September 30, 1996. As a percentage of call and subscription revenues, net interconnect charges have declined from 39% for the three months ended September 30, 1996 to 31% for the three months ended September 30, 1997, due to a higher proportion of local traffic as additional access lines are placed in service.

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

         Connection fees for the three month period ended September 30, 1997 totalled $3.5 million as compared to $0.9 million for the three months ended September 30, 1996. This increase reflects the Company's ongoing network construction which resulted in the connection of 19,000 subscribers in the three months ended September 30, 1997 as compared to the connection of 5,800 subscribers in the three months ended September 30, 1996. After the substantial backlog of wait listed customers are provided with access lines, connection fees will decline.

         Other operating revenues remained constant at $0.4 million in the three months ended September 30, 1997 compared to the three months ended September 30, 1996. Other operating revenues are generated from the provision of direct lines, telephone leasing and telephone sales.

   Operating and Maintenance Expenses

         Operating and maintenance expenses for the three months ended September 30, 1997 increased to $6.1 million compared to $4.6 million for the three months ended September 30, 1996. On a per line basis, operating and maintenance expenses decreased to approximately $45 per average access line for the three months ended September 30, 1997 from $60 for the three months ended September 30, 1996 as the Company achieved productivity improvements, including the decreased use of labor intensive manual switchboards and the increased use of modern switching technology.

   Depreciation and Amortization

         Depreciation and amortization charges increased to $1.9 million for the three months ended September 30, 1997 from $1.1 million for the three months ended September 30, 1996. This increase was due to the increase in property, plant and equipment in service as the construction program progresses.

   Management Fees

         Management fees pursuant to management service agreements decreased to $1.4 million for the three months ended September 30, 1997 from $1.5 million for the three months ended September 30, 1996. This decrease was due primarily to the termination of the TD management agreements in August 1996.

   Cost of Termination of Former Officers and Directors

         For the three months ended September 30, 1996, the Company recorded a charge totalling $6.3 million representing the present value of payments due and options granted to former officers and directors under separate termination agreements.

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

   Income from Operations

         Income from operations increased to $0.3 million for the three months ended September 30, 1997 from a loss from operations of $8.4 million for the three months ended September 30, 1996. Adjusted for the cost of termination of former officers and directors, the loss from operations totalled $2.1 million for the three months ended September 30, 1996. The Company generated operating profit in the third quarter of 1997 principally due to the additional revenue generated by the network development program.

   Foreign Exchange Loss

         Foreign exchange losses decreased to $0.1 million for the three months ended September 30, 1997 from $0.5 million for the three months ended September 30, 1996. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark. The decrease in the foreign exchange loss is due to a reduction in debt and other obligations denominated in U.S. Dollars and German Marks.

   Interest Expense

         Interest expense increased to $7.6 million for the three months ended September 30, 1997 from $4.3 million for the three months ended September 30, 1996. This increase was attributable to higher average debt levels during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 as the Company incurred additional indebtedness in order to continue the construction of its telecommunications networks.

   Interest Income

         Interest income remained constant at $0.1 million for the three months ended September 30, 1997 and September 30, 1996.

   Other, net

         Other, net expense decreased to $0.1 million for the three months ended September 30, 1997 from $0.6 million for the three months ended September 30, 1996 principally due to an increase in non-operating income and ancillary services.

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $7.4 million, or $1.60 per share, for the three months ended September 30, 1997 as compared to a net loss of $13.1 million, or $3.14 per share, for the three months ended September 30, 1996.

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



             Comparison of Nine Months Ended September 30, 1997 to
                      Nine Months Ended September 30, 1996

   Net Revenues

                                                                Nine Months Ended
                                                                  September 30,
     (dollars in millions)                                     1997          1996     % increase
                                                               ----          ----     ----------
     Measured service revenues                              $  18.8       $  15.0         25
     Subscription revenues                                      5.0           2.6         92
     Net interconnect charges                                  (7.6)         (6.5)        17
                                                               -----         -----
       Net measured service and subscription revenues          16.2          11.1         46
     Connection fees                                            9.4           2.5        276
     Other operating revenues                                   1.3           1.1         18
                                                               -----         -----
       Telephone Service Revenues, Net                      $  26.9       $  14.7         83
                                                               =====         =====

         The Company recorded an 83% increase in net telephone service revenues of $26.9 million for the nine months ended September 30, 1997 as compared to revenues of $14.7 million for the nine months ended September 30, 1996.

         Net measured service revenues increased 46% to $16.2 million for the nine months ended September 30, 1997 from $11.1 million for the nine months ended September 30, 1996. Measured service revenues increased 25% to $18.8 million while subscription revenues increased 92% to $5.0 million for the nine months ended September 30, 1997. These increases in net measured service and subscription fee revenues are the result of a 67% increase in average access lines in service from approximately 72,000 lines for the nine months ended
September 30, 1996 to approximately 120,000 lines for the nine months ended September 30, 1997. The growth in access lines is not fully reflected in increased measured service revenues as newer customers require a period of maturity before producing revenues similar to established telephone customers.

         These revenues have been offset by net interconnect charges which totalled $7.6 million for the nine months ended September 30, 1997 as compared to $6.5 million for the nine months ended September 30, 1996. As a percentage of call and subscription revenues, net interconnect charges have declined from 37% for the nine months ended September 30, 1996 to 32% for the nine months ended September 30, 1997, due to a higher proportion of local traffic as additional access lines are placed in service.

         Connection fees for the nine months ended September 30, 1997 totalled $9.4 million as compared to $2.5 million for the nine months ended September 30, 1996. The Company's ongoing network construction efforts resulted in the connection of 53,000 subscribers during the nine months ended September 30, 1997 as compared to the connection of 15,000 subscribers in the nine months ended September 30, 1996. After the substantial backlog of wait listed customers are provided with access lines, connection fees will decline.

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

         Other operating revenues increased to $1.3 million in the nine months ended September 30, 1997 compared to $1.1 million for the nine months ended September 30, 1996. This increase was due to additional revenues generated from the provision of direct lines, telephone leasing and telephone sales.

   Operating and Maintenance Expenses

         Operating and maintenance expenses for the nine months ended September 30, 1997 increased to $17.4 million as compared to $16.1 million for the nine months ended September 30, 1996. On a per line basis, operating and maintenance expenses decreased to approximately $145 per average access line for the nine months ended September 30, 1997 from $223 for the nine months ended September 30, 1996 as the Company achieved productivity improvements, including the decreased use of labor intensive manual switchboards and the increased use of modern switching technology.

   Depreciation and Amortization

         Depreciation and amortization charges increased to $5.3 million for the nine months ended September 30, 1997 from $3.0 million for the nine months ended September 30, 1996. This increase was due to the increase in property, plant and equipment in service as the construction program progresses.

   Management Fees

         Management fees pursuant to management service agreements decreased to $4.1 million for the nine months ended September 30, 1997 from $4.8 million for the nine months ended September 30, 1996. This decrease was due primarily to the termination of the TD management agreements in August 1996.

   Cost of Termination of Former Officers and Directors

         For the nine months ended September 30, 1996, the Company recorded a charge totalling $6.3 million representing the present value of payments due and options granted to former officers and directors under separate termination agreements.

   Loss from Operations

         Income from operations increased to $36,000 for the nine months ended September 30, 1997 compared to a loss from operations of $15.5 million for the nine months ended September 30, 1996. Adjusted for the cost of termination of former officers and directors, the loss from operations totalled $9.2 million for the nine months ended September 30, 1996. The operating loss decreased principally due to the additional revenue generated by the network development program.

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

   Foreign Exchange Loss

         Foreign exchange losses decreased to $0.4 million for the nine months ended September 30, 1997 from $2.1 million for the nine months ended September 30, 1996. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark. The decrease in the foreign exchange loss is due to a reduction in debt and other obligations denominated in U.S. Dollars and German Marks.

   Interest Expense

         Interest expense increased to $22.7 million for the nine months ended September 30, 1997 from $11.1 million for the nine months ended September 30, 1996. This increase was attributable to higher average debt levels during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 as the Company incurred additional indebtedness in order to continue the construction of its telecommunications networks.

   Interest Income

         Interest income decreased to $0.6 million for the nine months ended September 30, 1997 from $0.9 million for the nine months ended September 30, 1996 primarily due to lower average cash balances outstanding during the period.

   Other, net

         Other, net expense decreased to $7,000 for the nine months ended September 30, 1997 from $0.1 million for the nine months ended September 30, 1997 principally due to a increase in non-operating income and ancillary services.

Extraordinary Item

         For the nine months ended September 30, 1996, the Company recorded an extraordinary item for a non-cash charge of $8.2 million related to the write-off of the remaining unamortized deferred financing costs pertaining to a Loan Agreement with Citizens, on repayment of the relevant loan.

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $22.5 million, or $5.20 per share, for the nine months ended September 30, 1997 as compared to a net loss of $34.5 million, or $8.27 per share for the nine months ended September 30, 1996.

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the Company's operating areas requires significant capital expenditures. These expenditures, together with associated operating expenses, will continue to result in the use of outstanding credit facilities until a customer base large enough to provide sufficient revenues and operating cash flow is established.

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

         The Company's development program has resulted in cash flow provided from operating activities of $5.6 million for the nine months ended September 30, 1997 as compared to cash flow used in operating activities of $21.5 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, the Company used $57.2 million for investing activities compared to $32.3 million used for investing activities in the nine months ended September 30, 1996. These amounts were primarily used to fund the construction of the Company's telecommunications networks. Financing activities provided net cash of $43.2 million and $47.8 million for the nine months ended September 30, 1997 and 1996, respectively.

       During the third quarter of 1997, the Company entered into agreements with TD whereby TD agreed in two separate transactions to exchange interests totalling 24.8% in each of two operating subsidiaries for 521,926 shares of the Company's common stock. The value of shares on the dates of issue totalled approximately $4.9 million. On September 30, 1997, TD agreed to exchange loans and accrued interest totalling $5.53 million in two operating subsidiaries for 447,232 shares of the Company's common stock. As a result of these transactions, TD has increased its share ownership in the Company to 19.2% of shares presently outstanding.

       On October 2, 1997, the Company concluded an agreement with Lucent Technologies to become the exclusive distributor of Lucent Technologies PBX and Key System products in Hungary. As part of the agreement, the Company purchased fixed assets valued at $470,000 and agreed to purchase commitments amounting to $6 million for each of the next three years. The distributorship agreement provides for the imposition of penalties should these purchase commitments not be met.

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

INFLATION AND FOREIGN CURRENCY

         For the year ended December 31, 1996, inflation in Hungary was approximately 24% on an annualized basis. It is the stated policy goal of the Hungarian government to keep inflation from exceeding 20% for the year 1997. The latest government estimates indicate an annualized inflation rate for 1997 of approximately 18%.

         In 1996, the Hungarian Forint devalued against the U.S. Dollar by approximately 18%. For the first three quarters of 1997, the Hungarian Forint has devalued approximately 21% against the U.S. Dollar. The Hungarian government is continuing its policy of a crawling peg devaluation.

         The Company's Hungarian operations generate revenues in Hungarian Forints and incur operating and other expenses predominately in Hungarian Forints, while capital expenditures and certain other costs are incurred in U.S. Dollars and German Deutsche Marks. The Company's foreign currency exposure is difficult to hedge due to the significant costs involved and the lack of a market for such hedging. However, since December 31, 1996, practically all of the Company's borrowings have been denominated in Hungarian Forints. Interest on such borrowings is at a higher nominal rate than that applied to U.S. Dollar or German Mark borrowings, due to a comparatively high rate of domestic inflation and a resultant reduction in the U.S. Dollar and German Mark value of the Hungarian Forint. This devaluation of the Hungarian Forint leads to a reduction in the U.S. Dollar equivalent of the Company's Hungarian Forint denominated borrowings. Such reduction in U.S. Dollar equivalent borrowings is not recognized in the statement of operations but is reflected as a component of the foreign currency translation adjustment included in the stockholders' deficit section of the balance sheet.

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

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

         (a)    Exhibits

         None

         (b)    Reports on Form 8-K

         1. The Company filed a report on Form 8-K dated July 1, 1997 under Item 5 "Other Events" summarizing the terms of a Stock Purchase Agreement dated as of July 1, 1997 between the Company and Tele Danmark A/S ("TD") pursuant to which TD transferred its 20% interest in each of two of the Company's Hungarian subsidiaries to the Company in exchange for 420,908 shares of the Company's common stock.

         2. The Company filed a report on Form 8-K dated September 30, 1997 under Item 5 "Other Events" summarizing the terms of two agreements between the Company and TD, both dated as of September 30, 1997. Pursuant to the first agreement, a Stock Purchase Agreement, TD transferred its 4.8% interest in each of two of the Company's Hungarian subsidiaries to the Company in exchange for 101,018 shares of the Company's common stock. In the second agreement, an Exchange Agreement, TD agreed to transfer its interests in its loans to two of the Company's Hungarian subsidiaries, totalling $5.53 million in the aggregate, to the Company in exchange for 447,232 shares of the Company's common stock.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


                                   Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Hungarian Telephone and Cable Corp.
                                                        (Registrant)

         November 10, 1997                   By  /s/ James G. Morrison
                                             -----------------------
                                                 James G. Morrison
                                                 President and Chief
                                                  Executive Officer

         November 10, 1997                   By  /s/ Richard P. Halka
                                             ----------------------
                                                 Richard P. Halka
                                                 Controller and Treasurer