Form 10-K
period 1997-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 1998-03-31
CIK 889949

Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                       OR

[ ] TRANSITIONAL  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF  THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                         to

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

Title of Each Class                    Name of Each Exchange on Which Registered
Common Stock,                          American Stock Exchange
par value $.001 per share

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 27, 1998, 5,291,770 shares of the Registrant's Common Stock were outstanding, of which 5,237,920 were held by non-affiliates of the Registrant. The aggregate market value of the Registrant's Common Stock held by non-affiliates, computed by reference to the closing price of the Common Stock on the American Stock Exchange as of March 26, 1998, was $45,831,800. (The exclusion of shares owned by any person from such amount shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       Documents Incorporated by Reference

         Part III - Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997.

            Cautionary Statement Regarding Forward-Looking Statements

         Certain statements contained herein which express "belief," "anticipation," "expectation," or "intention" or any other projection, insofar as they may apply prospectively and are not historical facts, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." See also Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K, Exhibit 99.1."

                                     PART I

         In this Part I of Form 10-K, all references to "$" or "U.S. Dollars" are to United States Dollars and all references to "HUF" or `Forints" are to Hungarian Forints. Certain amounts stated in Forints herein also have been stated in U.S. Dollars solely for the informational purposes of the reader, and should not be construed as a representation that such Forint amounts actually represent such U.S. Dollar amounts or could be, or could have been, converted into U.S. Dollars at the rate indicated or at any other rate. Unless otherwise stated or the context otherwise requires, such amounts have been stated at December 31, 1997 exchange rates. The Forint/U.S. Dollar middle exchange rate as of December 31, 1997 was approximately 203.92 Forints per U.S. Dollar.

                                Item 1. Business
Company Overview

         Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") provides basic telephone services in five defined regions within the Republic of Hungary (each, an "Operating Area" and together, the "Operating Areas") pursuant to 25-year telecommunications concessions granted by the Hungarian government. HTCC, through its four majority-owned operating subsidiaries (each, an Operating Company and together, the "Operating Companies"), owns and operates virtually all existing public telephone exchanges and local loop telecommunications network facilities in its Operating Areas and is the exclusive provider through November 1, 2002 of non-cellular local voice telephone services in such areas. The Company has recently completed its significant network modernization and construction program in all of its Operating Areas which substantially met its demand backlog, increased the number of basic telephone access lines in service and modernized existing facilities. The Company's networks now have the capacity, with some additional capital expenditures, to provide basic telephone services to virtually all of the estimated 266,600 homes and 38,900 business and other institutional subscribers (including government institutions) within its Operating Areas.

         The Company acquired its concession rights from the Hungarian Ministry of Transportation, Telecommunications and Water Management (the "Ministry") for $11.5 million (at historical exchange rates) and purchased the existing telecommunications infrastructure in the Operating Areas, including approximately 61,400 access lines, from Magyar Tavkozlesi Rt. ("MATAV"), the formerly State-controlled monopoly telephone company, for $23.2 million (at historical exchange rates). Kelet-Nograd Com Rt. ("KNC") and Raba Com. Rt. ("Raba-Com"), two of the Operating Companies, acquired the existing telecommunications assets in their respective Operating Areas in the first quarter of 1995, while Papa es Tersege Telefon Koncesszios Rt. ("Papatel") and Hungarotel Tavkozlesi Rt. ("Hungarotel"), the other two Operating Companies, acquired the existing telecommunications assets in their respective Operating Areas on January 1, 1996. Since the acquisition of such existing networks, the Operating Companies have incurred capital expenditures through December 31, 1997 of $155 million (at historical exchange rates) to expand and upgrade their network facilities which has resulted in the completion of a modern communications network in each of the Operating Areas, which networks include new digital switches and increased network capacity, utilizing the latest in communications transmission technology. The completion of the Company's network construction program has resulted in the addition of approximately 113,700 new access lines in service (including pay phones) as of December 31, 1997 to the 61,400 access lines acquired from MATAV and the replacement of all of the 10,810 manual exchange lines acquired from MATAV.

         The  Company  completed  its  network  modernization  and  construction program in each of its Operating Areas primarily through turnkey construction contracts with Siemens Telefongyar Kft., Ericsson Technika and Fazis Telecommunication System Design and Construction Corporation. The contracts were primarily funded with the Company's $170 million 10-year credit facility with Postabank es Takarekpenztar (the "Postabank Credit Facility"), a Hungarian commercial bank ("Postabank"), and a $47.5 million contractor financing facility.

         As of December 31, 1997, the Company's telecommunications networks had approximately 175,100 access lines in service (including pay phones) and the necessary wired switching capacity to service, with some additional capital expenditures, 190,000 households, businesses and other institutions and the backbone fiber network capacity to service 326,000 households, businesses and other institutions.

         The following table sets forth certain information as of December 31, 1997 with respect to each of the Operating Companies.

                                              Raba-Com     KNC       Papatel       Hungarotel  Total

Population...............................      67,600      152,200     67,700     421,100     708,600
Residences..............................       23,700       61,800     24,100     157,000     266,600
Businesses and other(1)...............          4,300        6,800      3,200      24,600      38,900
Access lines in operation:
     Residential........................       18,500       30,400     15,200      88,900     153,000
     Business and other(2)...........           2,100        5,100      1,800      13,100      22,100
                                             --------     --------   --------   ---------    --------
           Total......................         20,600       35,500     17,000     102,000     175,100
Pay phones.............................           145          485        171       1,152       1,953
Population Penetration rate(3).....              30.5         23.3       25.1        24.2        24.7
Residential Penetration rate (4)...              78.1         49.2       63.1        56.6        57.4
Waiting List...........................           600        2,000      1,000       6,500      10,100

--------
(1) Represents Company estimates of business and other institutional subscribers or potential subscribers (including government institutions).
(2) Represents Company estimates of subscribers which are businesses and other institutional subscribers (including government institutions), leased lines and pay phones.
(3) Population Penetration rate is defined as the number of access lines per 100 inhabitants.
(4) Residential Penetration rate is defined as the number of residential access lines per 100 residences.

    The following table sets forth the number of access lines served by each of the Operating Companies at takeover from MATAV and at the end of 1995, 1996 and 1997.

                            Takeover       1995         1996       1997
                            --------       ----         ----       ----
Raba-Com                     2,500(1)      5,100      14,000     20,600
KNC                         13,000(1)     14,200      20,500     35,500
Papatel                      3,800(2)      3,800      11,100     17,000
Hungarotel                  42,100(2)     42,100      47,800    102,000
                          --------      --------    --------    -------
Total                       61,400        65,200      93,400    175,100

(1) 1st Quarter 1995
(2)  Year-End 1995


History

     Overview of Hungarian Telecommunications Industry

         The Company believes that Hungary is an attractive market for telecommunications services, especially since the Hungarian telecommunications market was historically significantly underdeveloped by MATAV, which, in past years, did not make the investments in the Hungarian telecommunications infrastructure necessary to achieve a comparable level of teledensity to that of Western Europe. As of December 31, 1995, Hungary had a basic telephone penetration rate of approximately 21 telephone access lines per 100 inhabitants compared to an European Union average of approximately 48 access lines per 100 inhabitants and a United States average of approximately 60 access lines per 100 inhabitants. Of such access lines in Hungary, approximately 40% were located in Budapest (in which approximately 20% of Hungary's population resides). In the Company's Operating Areas, access line penetration was approximately nine access lines per 100 inhabitants as of December 31, 1995. By comparison, basic telephone penetration rates in other Eastern European countries such as the Czech Republic, Poland, Slovakia and Bulgaria, as of December 31, 1995, were 23, 15, 21 and 28 access lines per 100 inhabitants, respectively. However, MATAV has invested approximately HUF 171 billion ($839 million) in its fixed telecommunications network from 1994 to 1996 which resulted in the addition of over one million access lines to MATAV's networks. In addition, due to the completion of the Company's network modernization and construction program, access line penetration has increased to 25 access lines per 100 inhabitants as of December 31, 1997. Given that the Company's, MATAV's, and the other LTOs' (as defined below) investments in the Hungarian telecommunications market over the last several years produced a significant increase in the overall penetration rate in Hungary (29% as of September 30, 1997), the Company expects to benefit from a continued increase in the use of its telecommunications services by its customer base.

         In addition, since 1989 Hungary has been the most successful country in Central Europe in attracting foreign investment, due to its early start in, and ongoing commitment to, economic reform. According to the Hungarian Ministry of Industry, Trade and Tourism, total foreign direct investment in Hungary was valued at $18 billion at the end of 1997. Hungary's gross domestic product rose 4% in 1997, up from a 1% increase in 1996. GDP growth of approximately 4% is expected to continue in 1998. Hungary's exports increased 21% in 1997 from the 1996 level to $19 billion while imports totaled $21 billion, an increase of 16% from 1996.

         Historically, the exclusive provider of telecommunications services in Hungary was MATAV, once a part of the Hungarian Post Office. Beginning in 1992, the Hungarian government began the process of privatizing Hungary's telecommunications industry by selling an initial 30% stake in MATAV (raised to 67% in 1995) to a consortium called MagyarCom, a company wholly owned by Deutsche Telekom, a consortium of the German public telephone operator, and Ameritech, a U.S. regional bell operating company. In addition, the Ministry divided the country into 54 primary telecommunications service areas in order to take some of such primary telecommunications service areas out of MATAV's national network with respect to the provision of local basic telephone service while allowing MATAV to continue its monopoly in the provision of domestic and international long distance services. In 1993, the Ministry solicited bids for concessions to build, own and operate telecommunications networks in the 25 service areas which had been chosen to exit the MATAV system. As of December 31, 1997, 23 of the 25 concessions for which the Ministry solicited bids had been awarded. Winning bidders (each a Local Telephone Operator, "LTO", and together the "LTOs") included: the Company (presently 5 areas); UTI, a consortium formed by Alcatel Austria AG and US Telecom East, Inc. (4 areas); affiliates of Compagnie Generale des Eaux (4 areas) and the Swiss and Dutch PTTs (1 area); a bidding group including United International Holdings (1 area); a consortium comprised of Bezeq, the Israeli PTO, and MATAV (3 areas); and MATAV (5 areas). MATAV also retained the rights to service 2 areas for which there were no successful bidders. In addition to the fees paid to the government which aggregated approximately $80.0 million (at historical exchange rates), each of the non-MATAV LTOs negotiated a separate asset purchase agreement with MATAV for each concession area's existing basic telephone plant and equipment, which led to the transfer of approximately 260,000 access lines from a total of 1.2 million access lines in the MATAV system. MATAV's concession areas presently cover approximately 75% of Hungary's population and approximately 70% of its geographic area.

         In addition to the liberalization of basic telephone services, the Ministry also selected two consortia to provide nationwide cellular telephone services. A consortium comprised of MATAV and U.S. West ("Westel") was granted two licenses to provide both analog (NMT-450) and digital (GSM-900) services while Pannon GSM Tavkozlesi, a consortium formed by various Scandinavian PTOs (including Tele Danmark A/S) and the Dutch PTT ("Pannon"), was granted a license to provide only digital cellular services. The Company believes that there are currently approximately 650,000 cellular subscribers in Hungary.

         Hungary and the Ministry continue to pursue industry liberalization efforts. In the fourth quarter of 1997, MATAV completed its initial public offering pursuant to which MagyarCom's stake in MATAV was reduced to approximately 60% and the Hungarian State's stake was reduced to approximately 6.6%. The Hungarian State retained certain shareholder rights by retaining one "golden share." In 2002, MATAV's right to provide exclusive domestic and international long distance voice transmission is expected to end as are the exclusive rights of MATAV and the other LTOs, including the Operating Companies, to provide non-cellular local voice telephone services. During the fourth quarter of 1997, the Ministry entered into a preliminary agreement with MKM-Tel, a newly formed Hungarian company ("MKM"), which preliminary agreement is intended to establish a company which will build a telecommunications network throughout Hungary which could provide such services as data transmission, voice mail and other services which are not subject to exclusive concessions when MKM's network is functional. If the current regulatory framework remains unchanged, the Ministry may invite tenders for concessions to provide local, long distance and international basic telephone services when the monopolies of the Operating Companies, the other LTOs and MATAV expire. MKM would be entitled to submit a bid as will any other telephone operator. The current shareholders of MKM include MAV (the Hungarian railway company), MOL (the Hungarian oil company), KFKI (a Hungarian information technology research firm) and Unisource (a Netherlands-based telecommunications alliance whose members include Koninklijke PTT Nederland NV, Sweden's Telia AB and Swiss Telecom). The Hungarian broadcaster Antenna Hungaria also has an option to acquire a stake in MKM. In addition, in July 1997 the European Union Commission recommended that Hungary be invited to enter into negotiations for membership in the European Union (the "EU"). The EU has adopted numerous directives providing for an open telecommunications market among its member nations. The Company believes that if Hungary joins the EU prior to the expiration of the Company's exclusivity rights, Hungary may enter into certain transitional arrangements to preserve these exclusivity rights. Furthermore, Hungary, as a member of the World Trade Organization ("WTO"), ratified the WTO's Telecommunications Agreement, which agreement began liberalizing the market for telecommunications services effective January 1, 1998. Hungary's ratification postponed Hungary's liberalization of its telecommunications market until 2002. See also "Competition."

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

         HTCC conducts its operations through the Operating Companies. Set forth below is an organizational chart of the Company and its principal stockholders and affiliates as of March 27, 1998. Share ownership percentages of HTCC are based on shares of HTCC's common stock (the "Common Stock") owned as of March 26, 1998, without giving effect to outstanding options or warrants.

Additionally, ownership percentages for the Operating Companies do not give effect to future Hungarian equity ownership requirements. See "-Regulation - Hungarian Equity Ownership Requirements."


          Citizens       Public         HTCC           Tele
          17.1%          63.1%          Management     Danmark
                                        1.0%           18.8%

                                HTCC

Papatel               Raba-Com              KNC                   Hungarotel
79.2%                 90.7%                 94.8%                 99.0%

Other                 Other                 Other                 Other
Stockholders:         Stockholders:         Stockholders:         Stockholders:
IFC 20.0%             Municipalities 9.3%   Municipalities 5.0%   Private
Municipalities 0.8%                         Antenna Hungaria 0.2% Hungarian
                                                                  Investor 1.0%

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

Certain Stockholders

         The  Company  has  benefited  from  the  extensive   telecommunications
experience and capabilities of certain of its stockholders. Set forth below is a brief description of such stockholders.

     Citizens Utilities Company

         Citizens Utilities Company (together with its subsidiaries, "Citizens") is a New York Stock Exchange listed diversified growth company which provides communications services, competitive local exchange carrier ("CLEC") services and public services including electric transmission and distribution, natural gas transmission and distribution, water distribution and wastewater treatment services to approximately 1.72 million customers in 21 states throughout the United States. Citizens is an independent telecommunications company in the United States and holds a significant investment interest in Centennial Cellular Corp., a cellular telephone company serving markets with a population of approximately 10 million. Citizens also owns Electric Lightwave Inc., a CLEC operating in five western states in the United States. Through a joint venture with Century Communications Corp., Citizens provides cable television services to approximately 69,500 subscribers. At December 31, 1997, Citizens had $4.9 billion in assets and $1.9 billion in equity. For the twelve months ended December 31, 1997, Citizens had net income of $94.1 million and $1.4 billion of revenues before a second quarter charge to earnings and a fourth quarter gain on sale of subsidiary stock. Telecommunications services accounted for 62% of total revenues.

     In May 1995, Citizens purchased 300,000 shares of Common Stock from a former executive of the Company and has since acquired an additional 502,908 shares pursuant to certain agreements entered into with HTCC (as amended and restated in certain cases to date, the "Citizens Agreements") and 103,000 shares pursuant to certain open market purchases bringing its ownership of the outstanding Common Stock as of March 27, 1998, to 17.1%. In addition, as a result of the Citizens Agreements, Citizens has received options and a warrant, with per share exercise prices ranging from $12.75 to $18.00 (together, the "Citizens Options"). The Citizens Agreements provide Citizens with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock at $13.00 per share with respect to third party issuances prior to September 12, 1997 and at the same price per share as any such third party would pay per share for issuances to any such third party after September 12, 1997. The Company and Citizens presently have a disagreement regarding certain issues with respect to 1.9 million shares of Common Stock subject to Citizens' preemptive rights to date. The Company is currently in discussions with Citizens in an attempt to resolve these issues. Assuming the exercise of all of its outstanding rights, options and warrants to purchase Common Stock as of March 27, 1998 (including the Citizens Options and the 1.9 million shares of Common Stock subject to Citizens' preemptive rights at issue), Citizens would own 58.9% of the Common Stock on a fully-diluted basis. See Notes 1(a), 9(f) and 14 of Notes to Consolidated Financial Statements.

         Concurrently with its initial investment in HTCC, Citizens entered into an agreement with HTCC pursuant to which Citizens provides HTCC and the Operating Companies with certain administrative, financial, technical, construction, marketing and operational services (the "Management Services Agreement") for a fee. As of December 31, 1997, the Company has accrued, but not paid, $7.2 million pursuant to the Management Services Agreement. The Company and Citizens presently have a disagreement regarding certain issues with respect to the Management Services Agreement. The Company is currently in discussions with Citizens in an attempt to resolve these issues. Until such time as these issues are resolved, the Company currently intends to withhold any payments to Citizens with respect to the Management Services Agreement. See Notes 1(a), 9(f) and 14 of Notes to Consolidated Financial Statements. For a more detailed description of some of the Citizens Agreements, see Item 13 "Certain Relationships and Related Party Transactions." See also Item 12 "Security Ownership of Certain Beneficial Owners and Management".

     Tele Danmark A/S

     Tele Danmark A/S (together with its affiliates, "Tele Danmark") is a Danish public telephone company. Tele Danmark's stock trades on the Copenhagen Stock Exchange and the New York Stock Exchange. Through various wholly-owned subsidiaries, Tele Danmark provides a variety of telecommunications services to customers in Denmark, including regional, mobile, maritime and other telephone services. In addition, Tele Danmark provides teledata, electronic mail, telex, distribution of radio and television programs to local cable distributors, leased lines, pay phones and other services. In Hungary, Tele Danmark also has an 23.2% interest in Pannon (defined above), one of the two Hungarian digital cellular operators. At December 31, 1997, Tele Danmark had total assets of Danish Kroner 51.557 billion (approximately $7.3 billion at current exchange rates) and shareholders' equity of Danish Kroner 28.338 billion (approximately $4.0 billion at current exchange rates). During 1997, Tele Danmark had net income of Danish Kroner 1.539 billion (approximately $219 million at current exchange rates) on net revenues of Danish Kroner 28.996 billion (approximately $4.1 billion at current exchange rates).

         Tele Danmark previously owned 20% of the outstanding capital stock of each of KNC and Raba-Com and had loans outstanding in the amount of $5.5 million in the aggregate to KNC and Raba-Com. On July 1, 1997, Tele Danmark transferred its 20% interest in each of KNC and Raba-Com to HTCC in exchange for 420,908 shares of HTCC common stock. On September 30, 1997, Tele Danmark transferred its interest in its loans to KNC and Raba-Com and a 4.8% interest in the outstanding capital stock of KNC and Raba-Com, which Tele Danmark had acquired from The Investment Fund for Central and Eastern Europe, to HTCC in exchange for 548,250 shares of HTCC common stock. See Note 7 of Notes to Consolidated Financial Statements.

         In October 1997, Ameritech, Tele Danmark and the Danish government announced that they had reached an agreement pursuant to which Ameritech would acquire 42% of Tele Danmark and have the right to nominate one half of Tele Danmark's Board of Directors, including the Chairman. The acquisition was consummated in January 1998. Tele Danmark has announced that it intends to sell its interest in Pannon in 1998 to avoid any conflicts of interest with respect to Ameritech's interest (through MATAV) in Westel.

     International Finance Corporation

         The International Finance Corporation (the "IFC") is the private-sector financing organization of the World Bank, a global cooperative which provides financial and other aid to developing countries. The IFC owns 20.0% of the capital stock of Papatel.

Recent Developments

     Management Changes

     On  February 4, 1998,  the  Company  announced  that James G.  Morrison,  a
Director, President and Chief Executive Officer of the Company would retire effective May 1, 1998. Mr. Morrison was instrumental in planning and overseeing the Company's network construction program. The Board of Directors of the Company also announced that it had elected David A. Finley, a Director of the Company, as the Company's Non-Executive Chairman of the Board. In such role, Mr. Finley is leading an Executive Search Committee of the Board to hire a replacement for Mr. Morrison. The Company has also appointed Francis J. Busacca, Jr. as its Executive Vice President and Chief Financial Officer. Mr. Busacca assumed his duties on March 2, 1998.

     Lucent

         In October 1997, the Company entered into an agreement with Lucent Technologies to become the exclusive distributor of Lucent PBX and Key System products in Hungary. As part of the agreement, the Company purchased fixed assets and inventory valued at $470,000 and agreed to purchase commitments starting at $6 million for each of the next three years. The agreement provided for the imposition of penalties of up to $500,000 annually for failure to meet the purchase requirements. The Company also assumed 36 employees. The Company recently entered into an agreement in principle with Lucent pursuant to which the Company and Lucent will amend the original agreement. Effective April 1, 1998, the Company will be the exclusive supplier of PBX and Key System products in its Operating Areas while retaining the non-exclusive rights to service other Hungarian customers outside of the Operating Areas. In addition, the Company will be entitled to sell large call centers on a commission basis. The Company's minimum purchase requirements have been reduced to $2 million annually with potential penalties reduced to a maximum of $200,000 annually for failure to meet the purchase requirements. As part of the renegotiated relationship, the Company agreed to transfer back $400,000 of assets to Lucent and pay Lucent $150,000. The Company will transfer 28 of its 36 assumed employees back to Lucent or to a subcontractor.

     Year 2000 Issue

         The Company recently formed a committee to begin, possibly with the assistance of outside consultants, an evaluation of its network and computer systems for Year 2000 compliance. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruption of operations.

         Following the Company's evaluation of its network and computer systems for Year 2000 compliance, the Company expects to adopt a plan to mitigate the Year 2000 Issue. While the extent and total cost of the Year 2000 modifications and conversions has not yet been determined, the Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's networks and systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Strategy

         With the completion of the construction program in all of the Operating Areas in 1997, the Company has met its primary 1997 objective. In 1998, the primary focus of the Company is to increase call revenues and reduce operating costs while continuing to add residential and business customers to its networks. In an effort to accomplish this goal, the Company intends to increase its marketing efforts, improve operational efficiencies and increase customer satisfaction by providing superior services at reasonable costs to the entire customer base. In short, the Company intends to transform itself from a construction driven organization to a marketing driven operationally efficient organization in 1998. The Company has implemented the following operational strategies in order to further its business objectives.

     Revenue Growth

         The Company plans to continue its revenue growth by increasing the penetration levels in the business and residential sectors. In addition, the Company intends to increase call revenues by using a detailed marketing plan for each customer segment. The Company has placed emphasis on increasing the installation and usage levels of the Company's business customers, who currently generate approximately 45% of the Company's total call revenues. The Company is also focusing on the marketing and sales of deregulated services in 1998, including managed lease lines, PBX sales and services, ISDN, Internet, Digifon and Centrex Services.

     Operational Efficiency

         The Company is increasing its productivity and operational efficiency by achieving certain economies of scale with respect to network management, administration, customer service, billing, accounts receivable, payroll processing, purchasing and network maintenance. For example, the Company is in the process of implementing its own centralized operating and accounting system in all of its Operating Areas which will be completed by the end of the second quarter 1998. A significant increase in operational efficiency will result from the implementation of this system specifically in the areas of customer billing and financial accountability. In addition, some of the Company's Operating Areas are contiguous, which is expected to facilitate the realization of certain economies of scale. For example, by using fiber optic technology between contiguous Operating Areas, the Company realizes certain operational efficiencies by centralizing certain functions.

         As of February 28, 1998, the Operating Companies had a total of 290 access lines per employee, which represents an increase of more than 100 access lines per employee over the same date in 1997.

     Marketing

         The Company is in the process of consolidating its sales and marketing efforts, as it moves from being a construction-driven organization to a marketing driven operationally efficient company. The Company is training and educating its marketing and sales force in the latest telephony technologies and educating customers and potential customers on the benefits available from the
Company's products and services. The Company is also targeting its marketing efforts towards its business customers by offering "turn-key" business communications solutions and educating these business customers on the potential revenue gains that can be achieved with advanced telecommunications technology.

     Strategic Acquisitions and Alliances

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

Operations

     Services

         The Company provides non-cellular local voice telephone service in the Operating Areas which allows subscribers to have facsimile, and modem transmission capabilities and makes available to its subscribers, through interconnection with MATAV, domestic and international long distance services. In addition to these standard services, the Company currently offers its subscribers data transmission and other value-added services, including Internet, voice mail, call waiting, call forwarding, and three-way calling. The Company intends to provide ISDN, Centrex, caller ID and audio text services in all of its Operating Areas in 1998.

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

         Measured Service. Charges for local and domestic and international long distance measured service vary with the number of pulses generated by a call. The number of pulses generated for a particular call depends upon the day, the time of day, the distance covered and the duration of the call. Currently, the Company charges HUF 10.4 ($.05) per pulse. The Ministry adjusts such fees annually based on a Hungarian price index. For all local calls within an Operating Area, the Company retains all of the revenues associated with the call. For domestic long distance calls outside of an Operating Area (including those between Operating Areas, including adjacent Operating Areas) and all international calls, the Company has a revenue sharing arrangement with MATAV the terms of which are governed by a decree of the Ministry. Mobile telephone calls to customers in the Operating Areas and calls from customers in the Operating Areas to mobile phones are included in long-distance service revenues shared with MATAV. Through December 31, 1997, such revenue sharing arrangement was intended to result in each Operating Company receiving 67% of the total measured service revenue (including all the revenues attributable to local, domestic long distance and international long distance calls) and subscription fees within an Operating Area, with MATAV receiving the remaining 33%. As a result of negotiations between the Company and the other non-MATAV LTOs with the Ministry and MATAV regarding new revenue sharing arrangements, the Ministry issued a decree in 1998 which regulates the amount of revenue the Company and the other LTOs will receive in 1998 for domestic long distance and international calls. The Company believes that the new regulation will result in an overall increase in the Company's revenue per call in 1998 for domestic long distance and international calls over the amount received in 1997. See "- Regulation Rate Setting and Revenue Sharing."

         Subscription and Connection Fees. The Company collects a monthly subscription fee from its customers. Such fees vary depending on such factors as whether the services are provided to a residential or business or other customer (including government institutions), and whether the customer is linked to a digital or analog exchange. The Company charges a monthly subscription fee to digital and single-party exchange customers of HUF 1,104 ($5.41) for residential customers and HUF 1,425 ($6.99) for business and other institutional subscribers (including government institutions). See "- Regulation - Rate Setting and Revenue Sharing."

         Connection fees are earned when a customer is added to the network. The Company may collect the full connection fee provided the customer is connected within 30 days; otherwise, the Company may collect only one-third of the connection fee and must connect the subscriber within one year. The connection fee is not recognized as income until the customer receives a telephone and the connection is made. Currently, connection fees are HUF 30,000 ($147) (plus VAT) for residential customers and HUF 90,000 ($441) (plus VAT) for business and other institutional subscribers (including government institutions), which are the maximum allowable fees, pursuant to a decree of the Ministry. Customers requesting additional access lines are charged an additional connection fee per line.

         Other Operating Revenue. The Company supplies private line service (point-to-point and point-to-multi-point) primarily to businesses. As of
December 31, 1997, approximately 1,151 leased lines were in service. In addition, as of December 31, 1997, the Company had 1,953 public pay phones in the Operating Areas in accordance with the terms of the Concession Contracts (as defined under "- Network Design, Construction and Performance - Milestones"). The Company generates additional revenues from the provision of value-added services, including voice mail, call waiting, call forwarding, and three-way calling, as well as through the sale and leasing of telephone equipment.

     Pricing

         Maximum pricing levels are set by the Ministry and historically rate increases have tracked inflation, as measured by the Hungarian Producer Price Index ("PPI"). The Ministry, pursuant to a decree, has set forth a new regulatory framework for regulating annual increases in the fees for (a) local calls, (b) domestic long distance and international calls and (c) subscription fees based on the Hungarian Consumer Price Index ("CPI"). In addition to separate price caps for such categories of services, the Ministry has enacted a rebalancing formula which provides for greater increases in charges for subscription fees and local calls than in domestic long distance and international calls. See also "- Regulation - Rate Setting and Revenue Sharing." The Company's customers are on a one-month billing cycle. For domestic long distance and international calls, the Company is required to charge the same tariffs as MATAV. For local calls, the Company may choose to increase its rates up to the permitted amount; however, price increases in the past generally have conformed to the price increases promulgated by MATAV. Measured service rate increases are effected by the Ministry by either increasing charges per pulse or reducing the time interval between pulses, depending on the time of day and other factors. In addition, the Company charges additional fees for services such as data transmission, voice mail, call waiting and call transfer in all of its Operating Areas. The fees charged for these services are not subject to regulation by the Ministry.

         The Company has been allowing its subscribers to pay connection fees on various installment basis plans and encourages customers to lease their telephones. The Company believes that to date the various installment plans have resulted in an increase in the number of subscribers in the Operating Areas.

         The Company currently purchases telephone sets in bulk from a variety of manufactures at an average price of HUF 2.700 ($13.24). Customers can choose to buy the phone and pay HUF 3,240 ($15.89) or lease the phone and pay a monthly fee of HUF 160 ($0.78). Although there is no Ministry or other governmental regulation relating to lease rates, the Company adjusts such rates annually according to the Hungarian PPI. Each phone set has an expected life of 10 years. Approximately 58% of the Company's subscribers as of December 31, 1997 leased their phones from the Company.

     Marketing Strategy

         As the exclusive provider of basic telephone services in the Operating Areas, the Company's primary marketing objective is to increase the usage of its telephone services by its existing residential and business customers. In addition, the Company intends to attract new subscribers by targeting the needs of various market segments, while maintaining superior customer service and reliability based on current "state of the art" telecommunications technology. The Company's targeted market segments are: (i) residential customers; (ii) small businesses and professionals; (iii) medium and large businesses; and (iv) government institutions. During the construction phase of the Company's operations in 1997, the Company connected substantially all of the homes and businesses on the Company's waiting lists and targeted its marketing efforts at homes surrounding wait-listed subscribers and on the business and professional sectors which are characterized by low price sensitivity, high usage and substantial demand for value added services. This enabled the Company to take advantage of its construction schedule by targeting those areas where construction was in progress. The Company's marketing efforts included advertising on radio and television, door-to-door marketing surveys, newspaper advertising, participation in local trade shows, direct mail, community meetings and billboard advertising.

         With the completion of the construction program in all of the Operating Areas, the Company is now capable of connecting the majority of any new customers in a relatively short period of time. In most cases connections can be made within 30 days of the customer order. The Company anticipates lowering the target to seven days by the end of 1998. During 1998, the Company intends to target the residences and businesses that do not yet have telephone service through direct marketing. However, the Company's primary marketing efforts in 1998 will be on educating both business and residential customers on the availability and use of several "value added services" including the premium rate services, voice mail and all of the Digifon services (e.g. call forwarding, call waiting, call barring, caller ID). The Company will also emphasize ISDN and CCS-7 (high speed data transfer) services which should be available by the end of the second quarter of 1998. The Company believes that this effort will result in a greater understanding by its business customers of the potential revenue gains that can be achieved with advanced telecommunications technology.

     Customer Service; Customer Base

         The Company believes that providing a high level of customer service is important to achieving its objective of attracting additional customers and increasing the usage of existing services by its current customer base. Prior to completion of the construction program, some customers waited for over 20 years for telephone service. Today, most residences and businesses can be connected to one of the Company's networks within 30 days. The Company also operates full time operator service centers in each of the Operating Areas which are staffed by operators capable of providing, among other things, call completion assistance, directory assistance and trouble reporting. In addition, the Company operates customer service centers in each of the Operating Areas which offer facsimile, Internet, photocopying and telephone bill payment services. These offices also sell communications equipment, process telephone service applications and handle billing inquiries.

         Most  of  the  Company's   subscriber   base  consists  of  residential
customers. As of December 31, 1997, 89% of subscribers were residential customers and 11% were business and other institutional subscribers (including government institutions).

Network Design, Construction and Performance

         The Company has constructed a versatile modern communications network which substantially replaced the antiquated system purchased from MATAV. This new system provides many of the technologically advanced services currently available in the United States and Western Europe. The Company's networks maintain the North American standard, or "P01", grade of service. The P01 standard means that one call out of 100 will be blocked in the busiest hour of the busiest season. The Company believes that its ability to meet the telecommunications requirements of its customers through a combination of conventional fiber optic and wireless local loop technology affords it significant flexibility with respect to network development and network capital expenditures. The Company has replaced all manually operated local battery and common battery cord type switchboards purchased from MATAV while retaining certain analog switching systems. The Company upgraded such analog switching systems allowing such systems to mimic many of the features available in modern digital switching systems with a minimal investment.

     Conventional Network Design

         In developing its networks, the Company has implemented service quality and redundancy objectives on par with Western European and North American digital network standards. Certain of the networks constructed are based on digital hosts and remotes with fiber optic rings and copper feeder and distribution. Such a distribution system is the conventional system used in the United States and Western Europe. Telecommunications services are transmitted to the home through twisted pair copper wire telephone cable. The diagram below shows the general design of the Company's conventional network.

         The Company's conventional networks have been designed to employ an open architecture, generally using Synchronous Digital Hierarchy ("SDH") technology for system resilience. The Company's networks are designed to provide voice and high speed data services. The Company believes that the flexible design of the conventional networks it has constructed allows it to readily implement new technologies and provide enhanced or new services. The Company's switches in its conventional networks allow it to connect to networks operated by other LTOs or by MATAV in order to route voice and data transmissions between subscribers.

     Wireless Network Design

         In certain portions of the Operating Areas, the Company is deploying wireless network technology based upon the Digital Enhanced Cordless Telecommunications ("DECT") system which interfaces radio technology to fiber-optic, digital microwave or fixed copper networks. The principal advantage in deploying a wireless network lies in the significant reduction in capital expenditure requirements as compared to a conventional copper network build-out. In addition, use of DECT technology generally reduces the time and expense of installation and securing rights of way. In a conventional network build, significant investment must be made in order to offer service to a large proportion of potential customers whether or not they become actual customers. By contrast, the use of the DECT system in a network build-out provides for capital investment proportional to the number of customers actually connected because the radio links and other required equipment are installed only for those households choosing to take the service and are installed only at the time service is requested.

         In many areas in which the Company is utilizing a wireless network design, the Company is deploying a fiber optic cable to the node in the same fashion as in a conventional network build-out. At each newly constructed node, the Company has constructed a radio base station ("RBS"), rather than switching to twisted pair copper wire distribution to the home. Each RBS has the capacity to provide service to between 200 and 600 customers. As additional customers are brought onto the network, the Company will install a transceiver unit at the subscriber's premises. Such transceiver's operating software is digitally encrypted so that it will operate only with its supporting RBS. A conventional telephone jack is then installed in the subscriber's household near an electrical outlet which is used to power the transceiver unit. The subscriber then uses a conventional phone to make outgoing and receive incoming calls. The Company also utilizes a 900 MHz analog radio solution in certain portions of the Operating Areas. Such systems differ from a DECT-based solution only in that the transceiver is an analog rather than a digital unit and operates on a different frequency.

         The DECT-based wireless local loop system provides the same grade of service as a conventional telephone network. In addition, a DECT-based network is able to provide many of the same services as a conventional copper network including voice mail, call forwarding and call barring.

         The diagram below shows the general design of the Company's network utilizing the DECT-based wireless local loop system.





                                      [DIAGRAM]

     Milestones

         The Operating Companies' rights to provide non-cellular local voice telephone services in the Operating Areas are governed by concession contracts with the Ministry (the "Concession Contracts"). All of the Operating Companies entered into Concession Contracts with the Ministry in 1994. Each Concession Contract prescribes certain build obligations ("milestones") that require each Operating Company to install a specified number of access lines within prescribed time periods. Hungarotel and Papatel entered into amended Concession Contracts with the Ministry in June 1996 as a result of the Ministry's approval of the Company's acquisition of Hungarotel and Papatel. For 1997, Hungarotel, Papatel and Raba-Com were in full compliance with their build-out requirements. KNC was in substantial compliance but the Company does not anticipate any material fines. For 1998, the Company expects to be in full compliance with the milestones in each of its Operating Areas. See "Regulation - Concession Contracts - Fines".

     Network Administration

         The Company actively monitors the switching centers and all critical network operational parameters in each Operating Area. As digital features are introduced into their respective networks, the network technicians have the ability to monitor the networks and evaluate and respond accordingly. The Company will also be able to analyze the performance data generated by these systems in order to make the operating adjustments or capital expenditures necessary to enhance individual network operations.

The Operating Companies

         The  following  is  a  brief  description  of  each  of  the  Operating
Companies:

      Hungarotel

         The Company owns a 99.0% interest in Hungarotel while a private Hungarian investor owns the remaining 1.0%. The Hungarotel Operating Area encompasses the southern portion of Bekes County, which borders Romania. The Hungarotel Operating Area is comprised of 75 municipalities and has a population of approximately 421,100 with an estimated 157,000 residences and 24,600 business and other potential subscribers (including government institutions). Bekes is the most intensively cultivated agrarian region in Hungary and produces a substantial portion of Hungary's total wheat production. Industry, generally related to food processing, glass and textile production, is also a strong employer in the region. Foreign investors in the Operating Area include Owens Illinois of the United States and a number of European manufacturers. The region is also a center for natural gas exploration and production. As of December 31, 1997, Hungarotel had 102,000 access lines connected to its network. The Hungarotel network utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

      KNC

         The Company holds a 94.8% interest in KNC. The KNC Operating Area municipalities own 5.0% and Antenna Hungaria owns the remaining 0.2%. The KNC Operating Area is comprised of 74 municipalities in the eastern portion of Nograd County, which borders Slovakia. The KNC Operating Area has a population of approximately 152,200, with an estimated 61,800 residences and 6,800 business and other potential subscribers (including government institutions). The principal economic activities in the KNC Operating Area include light manufacturing, tourism, some coal mining and agriculture. Foreign investors in the region include the Irish dairy producer, Avonmore, and the Japanese company, Paramount Glass. The Operating Area's proximity to Budapest, 1-1/2 hours by car, and its many cultural attractions makes it a desirable weekend and tourist destination. As of December 31, 1997, KNC had 35,500 access lines connected to its network. The KNC network utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

      Papatel

         The Company holds a 79.2% interest in Papatel. The IFC owns a 20.0% interest and Papa, the principal city in the Papatel Operating Area, owns the remainder. The Operating Area is composed of 51 municipalities located in the northern portion of Veszprem County and is contiguous with the Raba-Com Operating Area. The population of the Papatel Operating Area is approximately 67,700 with an estimated 24,100 residences and 3,200 business and other potential subscribers (including government institutions). The region is relatively underdeveloped economically with the principal economic activities centering around light industry, appliance manufacturing, agriculture and forest products. Significant foreign investors in the Operating Area include ATAG, the Dutch appliance maker, and Electricite de France. As of December 31, 1997, Papatel had 17,000 access lines connected to its network. The Papatel network utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

      Raba-Com

         The Company holds a 90.7% interest in Raba-Com. Municipalities in the Raba-Com Operating Area own the remaining 9.3%. The Raba-Com Operating Area is comprised of 63 municipalities in Vas County, which borders Austria and Slovenia. The Raba-Com Operating Area has a population of approximately 67,600, with an estimated 23,700 residences and 4,300 business and other institutional subscribers (including government institutions). The principal economic activities in the Raba-Com Operating Area include heavy manufacturing, agriculture and tourism. Significant employers include: Linde (the Hungarian central natural gas distributor): Phillips (a Dutch-owned electronics manufacturer); EcoPlast (a plastics producer); and Saga (a British-owned poultry processor). As of December 31, 1997, Raba-Com had 20,600 access lines connected to its network. The Raba-Com network utilizes a combination of a conventional build and fiber optic infrastructure.

Regulation

         In November 1992, the Hungarian Parliament enacted the Hungarian Telecommunications Act of 1992 (the "Telecom Act") which took effect in 1993. The Hungarian Telecom Act provided for, among other things, the establishment of the conditions under which individuals and companies (including MATAV, foreign persons and foreign owned companies) could bid for concessions to build, own and operate local telecommunications networks in designated service areas. The
Hungarian  Telecom Act also gave the  Ministry  the  authority  to regulate  the industry, including the setting of local, domestic long distance and international rates, the sharing of revenues between the LTOs and MATAV, the accrediting of equipment vendors and the setting of standards in respect of network development and services offered. In order to meet these obligations, the Hungarian Telecom Act created a professional supervisory body, the Telecommunications Chief Inspectorate (the "Inspectorate") which is supervised by the Ministry. Its tasks include supervising the progress of the LTOs with respect to build-out scheduling, equipment purchases and the quality of network construction.

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

         Milestones/Network Construction. Each of the Concession Contracts prescribe certain build-out obligations ("milestones") that require each
Operating Company to install a specified number of access lines within prescribed time periods. For 1997, Hungarotel, Papatel and Raba-Com were in full compliance with their build-out requirements. KNC was in substantial compliance in 1997 but the Company does not anticipate any material fines. For 1998, the Company expects to be in full compliance with the milestones in each of the Operating Areas. See "- Fines."

         Presently, only three vendors have been accredited to provide telecommunications switching equipment to LTOs, namely, Siemens, Ericsson and a Hungarian subsidiary of Northern Telecom. Although only these three vendors have been accredited, the Operating Companies have not encountered any equipment supply shortfalls.

         Royalties. Each of the LTOs is required by the terms of its individual concession contract to pay annual royalties to the Ministry equal to a percentage of net revenue from basic telephone services. Net revenue for this purpose are generally defined as gross revenue from basic telephone services less interconnect fees paid to MATAV. The royalty percentage may also differ by region. For example, the Operating Companies must pay royalties in the following percentage amounts: KNC 0.1%; Raba-Com 1.5%; Hungarotel (Bekescsaba) 2.3%; Hungarotel (Oroshaza) 0.3%; and Papatel 2.3%. These amounts are paid annually, in arrears.

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

         Fines. The failure to meet required construction milestones may result in the levying of fines by the Ministry. Such fines are computed based on a contractual formula and may be substantial. For 1997, Hungarotel, Papatel and Raba-Com were in full compliance with their build-out requirements. KNC was in substantial compliance in 1997 but the Company does not anticipate any material fines. For 1998, the Company expects to be in full compliance with the milestones in each of the Operating Areas.

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

          Dispute  Resolution.   Any  disputes  arising  with   respect  to  the
interpretation of a Concession Contract will be adjudicated by a Hungarian court.

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

         Each of the Operating Companies, other than Papatel, is currently in compliance with the 1% ownership requirement. Papatel's Concession Contract permits an initial Hungarian ownership level of its current 0.8%. If the Hungarian ownership does not meet the required levels, the LTO is required to give notice to the Ministry, which may then require the LTO to rectify the situation within three months, or a shorter period if the Ministry considers that there has been a delay in the required notification. The Ministry has publicly stated that it is currently reviewing the Hungarian equity ownership requirements. In the case of one other LTO, the Ministry has granted a waiver on the 10% ownership issue. The Company believes that it is reasonably likely that the Ministry will either change the Hungarian equity ownership requirements by the time the Operating Companies must meet the 10% Hungarian equity ownership requirement in June 1998 or that the Ministry will grant the Operating Companies a waiver. In any event, the Company will formulate plans to meet the Hungarian equity ownership requirements. Failure to do so, or failure to comply with the greater than 25% Hungarian ownership requirement at the end of the seven-year period will be considered a serious breach of a Concession Contract, giving the Ministry the right, among other things, to terminate the Concession Contract. There can be no assurance that the Company will be able to increase the Hungarian ownership in the Operating Companies in a manner sufficient to comply with such requirements in the future.

         The Hungarian ownership requirements effectively give minority Hungarian stockholders in the Operating Companies the ability to block certain corporate transactions requiring the approval of 75% of stockholders voting on the matter, including mergers and consolidations, increases in share capital and winding-up. In addition, unless the Hungarian ownership requirements are changed, compliance would result in a reduction in the Company's ownership in the Operating Companies, and, consequently, the Company's share of income, if any, or loss of the Operating Companies will be reduced proportionately.

     Rate-Setting and Revenue Sharing

         Pursuant to the Hungarian Act LXXXVII of 1990 on Pricing (the "Pricing Act") and the Telecom Act, the Ministry, issues, in agreement with the Hungarian Ministry of Finance, decrees regulating the tariffs for telecommunications services provided by the Company, MATAV and the other LTOs. Through December 31, 1997 the Ministry regulated, pursuant to Decree No. 30/1993 (XL.23) KHVM, as amended, on the Rates Charged for Public Telephone Services (the "1993 Tariff Decree"), the revenue sharing arrangements between the Company and MATAV applicable to long distance and international calls and the fees the Company could charge its customers for services. The Ministry regulates the subscriber connection fees pursuant to Decree 11/1995 (VII.12) KHVM, as amended, on the One-Time Access Fee Payable for Establishment of Public Telephone Service Access Points (the "Connection Fee Decree").

         Through December 31, 1997, the 1993 Tariff Decree regulated the prices that the Company could charge its customers for: (a) subscription fees, (b) local calls, and (c) long distance and international calls. The 1993 Tariff Decree provided for an aggregate price cap and separate price caps for each separate service. The 1993 Tariff Decree permitted annual increases in these categories of services according to a formula tied to the PPI. The Operating Companies were required to charge the same tariffs as MATAV for long distance and international calls. The Company increased its tariffs 28.3% and 23.3% for 1996 and 1997, respectively. In December 1997 the Ministry adopted Decree No. 31/1997 of the KHVM on Interconnection Fees Related to Telecommunication Services Subject to Concession, On Fees of Leased Line Services Utilized for the Provision of Telecommunication Services Subject to Concession and On Settlement of Fees("1997 Tariff Decree") which regulates the Operating Companies' tariffs for services effective January 1, 1998. The 1997 Tariff Decree sets separate price caps for each category of service through 2000, which price caps provide for annual rate increases based on the CPI for the prior year. Based on the 1997 Tariff Decree, the Operating Companies' tariffs in 1998 can be increased by up to 18.0% from the Operating Companies' 1997 rates. The 1997 Decree also provides for a rebalancing formula which allows for greater increases in the charges for subscription fees and local calls than in domestic long distance or international calls.

         Pursuant to the 1993 Tariff Decree, the Ministry set the revenue sharing arrangements between the Operating Companies and MATAV with respect to long distance and international calls through December 31, 1997. The revenue sharing arrangements provided for the Operating Companies to retain an interconnection fee from the fees collected from the Operating Companies' customers for long distance and international calls. The interconnection fees were fixed based on a complex formula which was intended to result in the LTOs (including MATAV, in its role as an LTO, and the Operating Companies) receiving 67% of the telecommunications revenue and MATAV, in its role as the long distance and international provider, receiving 33% of such revenue. For 1997, the weighted average interconnection fee was fixed at HUF 12.82/minute for long distance and international calls, depending on the tariff period. An LTO received 60% of the interconnection fee for a domestic long distance or international call initiated by such LTO's customer and an LTO received 40% of the interconnection fee for domestic long distance or international calls terminating with one of such LTO's customers. In January 1998 the Ministry adopted Decree 1/1998 of the KHVM on Distribution of Revenues Related to Telecommunication Services Subject to Concession, on Fees of Leased Line Services Utilized for Provision of Telecommunication Services Subject to Concession and on Settlement of Fees ("the 1998 Interconnection Decree") which regulates the interconnection fees for 1998 and provides for each LTO to receive an average interconnection fee of HUF 8.14/minute for either the initiation or termination of a domestic long distance or international call. For 1999 and future years, the Ministry has announced that it intends to start regulating the interconnection fees based on internationally accepted benchmarks with the goal of creating a cost-based interconnection fee regime. To that end, the Ministry has requested MATAV and each of the LTOs to create a cost based system for measuring what the actual costs are for interconnection services so that the Ministry could factor this data into its future regulation of interconnection fees. There is however no legal obligation at the present time for the Ministry to introduce a cost-based interconnection fee regime, which is already a requirement for EU members. See " Competition."

         The Connection Fee Decree provides for maximum subscriber connection fees at HUF 90,000 ($441) for business customers and HUF 30,000 ($147) for residential customers. See "- Operations - Services - Subscription and Connection Fees."

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

     Hungarian Taxation

         Corporate Income Tax. The operations of the Company's Hungarian subsidiaries, including the Operating Companies, are subject to Hungarian corporate income tax. Generally, Hungarian corporations are subject to tax at an annual rate of 18.0% of all undistributed profits and a further 20% of distributed profits. Companies which fulfilled certain criteria became entitled to a 100.0% reduction in income taxes for the five year period ending December 31, 1998 and a 60.0% reduction in income taxes for the subsequent five year period ending December 31, 2003, provided certain criteria continue to be met. See Note 1(j) of Notes to Consolidated Financial Statements.
 The Operating Companies are currently eligible for such tax treatment. However, the corporate income tax is reviewed, and subject to change, annually. Any tax increase or change in the tax exempt status of the Operating Companies could have a material adverse effect on the Company.

         Value Added Tax ("VAT"). The Hungarian VAT system is virtually identical to the one used in most European countries. VAT is a consumption tax which is fully borne by the final consumer of a product or service. The current rates of VAT in Hungary vary between 0.0% and 25.0%, depending on the type of product or service.

         Social Insurance Contributions. The level of contributions for social insurance in Hungary is one of the highest in Europe. Employers are required to pay the state 42% (39% for 1998) of an employee's gross salary as a social security contribution and 4.5% of an employee's gross salary as the employer's contribution to the unemployment fund. The Company's share of pension, unemployment, social security and health insurance payments are reflected in operating and maintenance expenses.

Competition

         The Concession Contracts provide for an eight-year period of exclusivity in the provision of non-cellular local voice telephone services, which ends in 2002, while the initial 25-year terms of the Concession Contracts are scheduled to expire in 2019. Other telecommunications service providers presently are permitted to apply for licenses to provide non-exclusive services (e.g., data transmission and voice mail) throughout Hungary, including the Operating Areas. In addition, beginning in 2002, other competitors may choose to enter the non-cellular local voice telephone services market, but the terms and conditions upon which such market entry will be effected are today unclear.
During the fourth quarter of 1997, the Ministry entered into a preliminary agreement with MKM-Tel, a newly formed Hungarian company ("MKM"), which preliminary agreement is intended to establish a company which will build a telecommunications network throughout Hungary which could provide such services as data transmission, voice mail and other services which are not subject to exclusive concessions when MKM's network is functional. If the current regulatory framework remains unchanged, the Ministry may invite tenders for concessions to provide local, long distance and international basic telephone services when the monopolies of the Operating Companies, the other LTOs and MATAV expire. MKM-Tel would be entitled to submit a bid as will any other telephone operator. The current shareholders of MKM include MAV (the Hungarian railway company), MOL (the Hungarian oil company), KFKI (a Hungarian information technology research firm) and Unisource (a Netherlands-based telecommunications alliance whose members include Koninklijke PTT Nederland NV, Sweden's Telia AB and Swiss Telecom). The Hungarian broadcaster Antenna Hungaria also has an option to acquire a stake in MKM. In addition, in July 1997 the European Union Commission recommended that Hungary be invited to enter into negotiations for membership in the European Union (the "EU"). The EU has adopted numerous directives providing for an open telecommunications market among its member nations. The Company believes that if Hungary joins the EU prior to the expiration of the Company's exclusivity rights, Hungary may enter into certain transitional arrangements to preserve these exclusivity rights. Furthermore, Hungary, as a member of the World Trade Organization ("WTO"), ratified the WTO's Telecommunications Agreement, which agreement began liberalizing the market for telecommunications services effective January 1, 1998. Hungary's ratification postponed Hungary's liberalization of its telecommunications market until 2002. In the event MKM or any other competitor builds a telecommunications infrastructure with the capacity to provide non-exclusive services prior to 2002 and non-cellular local voice telephone services beginning in 2002 in an Operating Area, such competitor could, assuming it obtains the proper authorizations, directly compete with the Company in the Operating Areas with respect to such services. Prior to 2002, the Company may consider adopting plans to compete in other local telecommunications concession areas in Hungary or in the long distance and international telecommunications markets in Hungary, which may include joint ventures with Hungarian or international entities.

         The Company also faces competition from the three Hungarian cellular providers-Westel 900 GSM Mobil Tavkozlesi ("Westel 900"), Westel Radiotelefon Kft. ("Westel") and Pannon, which are able to provide consumers with mobile telephones rather than fixed telephones (including the telephones which the Company has installed as a result of its decision to use wireless local loop technology in certain parts of its Operating Areas). Westel 900 and Westel, both joint ventures between US West and MATAV have the national licenses to provide both digital and analog cellular services, while Pannon, a consortium comprised of the Scandinavian PTOs (including Tele Danmark) and the Dutch PTT, may only provide digital cellular services. The airtime and monthly fees charged by the cellular operators are more than the fees for comparable services charged by the Company.

Employees

         The Company had a total of approximately 686 employees, including 17 expatriates, at December 31, 1997. The Company hired approximately 700 persons in connection with the assets acquired from MATAV for its five Operating Areas. The Company completed the collective bargaining agreements with its former MATAV employees in 1997 which are effective through 1998. The Company has recently entered into wage negotiations with its unions. The Company considers its relations with its employees to be satisfactory.

                               Item 2. Properties

         The Company leases 1,157 square feet of office space at 100 First Stamford Place, Stamford, CT at a monthly rental of $2,508. The lease expires March 31, 2000. The Company owns 365 square meters of office space in Budapest at Kiralyhago u.2. The Company believes that its leased and owned office space is adequate for its present and anticipated needs for the foreseeable future.

         In addition, each Operating Company owns or leases the following office or customer service space in its respective Operating Area: KNC owns or leases 57,000 square feet of total space; Raba-Com owns or leases 15,000 square feet of total space; Hungarotel owns or leases 119,594 square feet of total space; and Papatel owns or leases 18,000 square feet of total space. The aggregate monthly rent for the leased space is $10,900.

                            Item 3. Legal Proceedings

         Hungarotel is a defendant in a lawsuit filed by Dialcont Kft. ("Dialcont") on March 28, 1996 in Hungary alleging a breach of contract for services allegedly provided by Dialcont during 1994 and 1995. The Company believes that Dialcont's claim is without merit. Dialcont is seeking HUF 270 million ($1.3 million).

         Raba-Com is a defendant in a lawsuit filed by an individual residential customer in Hungary on December 4, 1997. The plaintiff sought a refund of a minimal amount alleging that his home was connected to Raba-Com's network in an untimely fashion. Raba-Com prevailed on the merits. The plaintiff has not filed an appeal. Should, however, the Plaintiff file an appeal and prevail on such appeal, the Company could be subject to additional claims for refunds. The Company believes its meritorious defense to this claim and any others that may be filed regarding this matter.

         The Company and its subsidiaries are involved in various other legal actions arising in the ordinary course of business. The Company is contesting these legal actions in addition to the suits noted above; however, the outcome of individual matters is not predictable with assurance. Although the ultimate resolution of these actions (including the actions discussed above) is not presently determinable, the Company believes that any liability resulting from the current pending legal actions involving the Company, in excess of amounts provided therefor, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

           Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

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

         The following table sets forth the high and low sale prices for the Common Stock as reported by the Amex for each quarter in 1996 and 1997.

                                           High              Low
Quarter Ended:


1996
March 31, 1996 . . . . . . . . . . .       $16-1/4         $10-5/8
June 30, 1996. . . . . . . . . . . . .     16               11-3/4
September 30, 1996 . . . . . . . . .       13-7/8            9-3/8
December 31, 1996. . . . . . . . . .       13                8-1/2

1997
March 31, 1997 . . . . . . . . . . .      $11-3/8         $  9-1/4
June 30, 1997. . . . . . . . . . . . .     10-5/8            8-1/4
September 30, 1997 . . . . . . . . .       12-7/8            8-3/8
December 31, 1997. . . . . . . . . .       13-3/4            9-3/8


         On March 26, 1998, the closing sale price for the Common Stock on the Amex was $8-3/4.

Stockholders

         As of March 27, 1998, the Company had 5,291,770 shares of Common Stock outstanding held by 103 holders of record. The Company believes that it has approximately 1,900 beneficial owners who hold their shares in street names.

         The Company will furnish, without charge, on the written request of any stockholder, a copy of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including financial statements filed therewith. Stockholders wishing a copy may send their request to the Company at 100 First Stamford Place, Suite 204, Stamford, CT 06902.

Dividend Policy

         It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its businesses. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings or any earnings.

         At present, HTCC's only source of revenues is payments, including repayment of any intercompany loans, payments under its management service agreements and dividends, if any, from the Operating Companies. The Operating Companies' ability to pay dividends or make other capital distributions to the Company is governed by Hungarian law, and is significantly restricted by certain obligations of the Operating Companies.


                         Item 6. Selected Financial Data

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                                AND SUBSIDIARIES
                      Selected Financial and Operating Data
                (Dollars in Thousands, Except Per Share Amounts)
                                  1997        1996          1995        1994        1993
                                  ----        ----          ----        ----        ----
For the Year
Operating revenues            $   37,891    $20,910      $  4,070    $    ---    $    ---
Operating income (loss)       $  (1,263)    $(20,553)    $(17,829)   $ (5,272)   $ (1,400)
Net loss                      $ (36,236)    $(54,769)    $(20,024)   $ (4,597)   $ (1,400)
Net loss per common share     $   (7.97)    $ (13.14)    $  (6.30)   $  (2.13)   $   (.80)

At Year-End
Total assets                  $ 186,485     $156,615     $110,387    $ 27,577    $  6,894
Long-term debt, excluding
current installments          $ 194,537     $148,472     $ 23,467    $  2,299    $    ---
Total stockholders' (deficit) $ (41,837)    $(23,790)    $ 15,739    $ 12,563    $  3,958
equity


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         HTCC was organized on March 23, 1992 and was a development stage enterprise through March 31, 1995. The Company is now engaged primarily in the provision of telecommunications services through its majority-owned subsidiaries, Raba-Com, KNC, Papatel and Hungarotel. During 1996 and 1997, the Company embarked on a significant network development program designed to meet its substantial demand backlog, increase the number of basic telephone access lines in service and modernize existing facilities. Since commencing operations, the Company's network upgrade and expansion program has resulted in the modernization of facilities acquired from MATAV and the addition of approximately 113,700 access lines through December 31, 1997 to the 61,400 access lines purchased from MATAV. As a result, the Company had 175,100 access lines in operation at year end 1997.

         From 1994 to 1996, the Company devoted a substantial portion of its efforts to obtaining concession rights, negotiating acquisitions, raising debt and equity financing, assembling a management team and commencing operations. As a result, the Company recognized no revenue until 1995 and incurred aggregate net losses of approximately $117.2 million through December 31, 1997.

         Since the quarter ended March 31, 1995, the Company has provided telecommunications services in the Raba-Com and KNC Operating Areas. As of January 1, 1996, the Company commenced providing telecommunications services in the Papatel and Hungarotel Operating Areas. The development and installation of the network in each of the Company's Operating Areas has required significant capital expenditures. These expenditures, together with associated operating expenses, have resulted in substantial cash requirements until a customer base large enough to provide sufficient revenues and operating cash flow is established. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers, revenues per customer and construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's Operating Areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

         The success of the Company's strategy is dependent upon its ability to increase revenues through the addition of new subscribers while limiting churn. Since March 31, 1995, the Company's network construction and expansion program has added 113,700 access lines through December 31, 1997 to the 61,400 access lines acquired directly from MATAV. During this same period, churn has been negligible, primarily due to the Company's exclusivity rights and the demand for services evidenced by the number of wait-listed subscribers.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996


     Net Revenues
                                                              Year ended
        (dollars in millions)                              1997        1996
        Measured service revenues                        $ 26.2      $ 20.5
        Subscription revenues                               7.2         3.8
        Net interconnect charges                          (10.2)       (8.9)
                                                         ------      ------
        Net measured service and subscription revenues     23.2        15.4
        Connection fees                                    12.9         4.1
        Other operating revenues, net                       1.8         1.4
                                                         ------      ------
        Telephone Service Revenues, Net                  $ 37.9     $  20.9
                                                         ======     =======

         The Company recorded an 81.3% increase in net telephone service revenues to $37.9 million for the year ended December 31, 1997 from $20.9 million for the year ended December 31, 1996.

         Net measured service and subscription revenues increased 50.7% to $23.2 million for the year ended December 31, 1997 from $15.4 million for the year ended December 31, 1996. Measured service revenues increased 27.8% to $26.2 million in 1997 from $20.5 million in 1996 while subscription revenues increased 89.5% to $7.2 million in 1997 from $3.8 million in 1996. These increases in call and subscription fee revenues are the result of a 74% increase in average access lines in service from approximately 76,000 lines for the year ended December 31, 1996 to approximately 132,000 lines for the year ended December 31, 1997. The growth in access lines is not fully reflected in increased measured service revenues as newer customers require a period of maturity before producing revenues similar to established telephone customers. In addition, approximately 28,000 lines, representing 35% of the total increase in access lines in 1997, were placed in service during the fourth quarter of 1997.

         These revenues have been offset by net interconnect charges which totalled $10.2 million for the year ended December 31, 1997 as compared to $8.9 million for the year ended December 31, 1996. As a percentage of call and subscription revenues, net interconnect charges have declined from 37% for the year ended December 31, 1996 to 31% for the year ended December 31, 1997, due to a higher proportion of local traffic as additional access lines are placed in service.

         Connection fees for the year ended December 31, 1997 totaled $12.9 million as compared to $4.1 million for the year ended December 31, 1996. This increase reflects the Company's ongoing network construction which resulted in the connection of 81,700 access lines during the year ended December 31, 1997 as compared to the connection of 28,200 access lines during the year ended December 31, 1996. As the majority of wait-listed customers have been provided with access lines, connection fees will decline substantially. This reduction in connection fee revenues is expected to be partially offset by increases in net measured service and subscription revenues resulting from 1997 access line connections.

         Other operating revenues increased 28.6% to $1.8 million during the year ended December 31, 1997 compared to $1.4 million during the year ended December 31, 1996 due to higher revenues from the provision of direct lines, telephone leasing, PBX and telephone sales.

     Operating and Maintenance Expenses

         Operating and maintenance expenses for the year ended December 31, 1997 increased to $25.0 million compared to $22.0 million for the year ended December 31, 1996. On a per line basis, operating and maintenance expenses decreased to approximately $190 per average access line for the year ended December 31, 1997 from $285 for the year ended December 31, 1996 as the Company achieved productivity improvements, including the decreased use of labor intensive manual switchboards and the increased use of modern switching technology.

     Depreciation and Amortization

         Depreciation and amortization charges increased to $8.3 million for the year ended December 31, 1997 from $4.3 million for the year ended December 31, 1996. This increase was due to the substantial increase in property, plant and equipment placed in service in 1997 as a result of the network construction program.

     Management Fees

         Management fees pursuant to management service agreements decreased to $5.8 million for the year ended December 31, 1997 from $6.9 million for the year ended December 31, 1996. This decrease was due primarily to the termination of certain management agreements with Tele Danmark in August 1996. See "- Liquidity and Capital Resources," and Notes 1(a), 9(f) and 14 of Notes to Consolidated Financial Statements.

     Asset Write-downs

         During the year ended December 31, 1996, the Company recorded asset write-downs totaling $2.0 million, which represented the decommissioning and write-off of redundant assets as a result of the network construction in 1996.

     Cost of Termination of Former Officers and Directors

         During the year ended December 31, 1996, the Company recorded a charge totaling $6.3 million representing the present value of payments due and options granted to former executive officers and directors under separate termination and release agreements, consulting agreements and noncompetition agreements.

     Loss from Operations

         Loss from operations decreased to $1.3 million for the year ended December 31, 1997 from a loss from operations of $20.6 million for the year ended December 31, 1996. Adjusted for asset write-downs and the cost of termination of former officers and directors, the loss from operations totaled $12.3 million for the year ended December 31, 1996. The decreasing operating loss in 1997 was principally due to the additional revenue generated by the network development program, offset by increases in operating and maintenance and depreciation expenses.

     Foreign Exchange Loss

         Foreign exchange losses decreased to $0.5 million for the year ended December 31, 1997 from $6.3 million for the year ended December 31, 1996. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark. The decrease in the foreign exchange loss is due to a significant reduction in debt and other obligations denominated in U.S. Dollars and German Marks.

     Interest Expense

         Interest expense increased to $35.2 million for the year ended December 31, 1997 from $23.2 million for the year ended December 31, 1996. This increase was attributable to higher average debt levels during the year ended December 31, 1997 as compared to the year ended December 31, 1996 as the Company incurred additional indebtedness in order to continue the construction of its telecommunications networks. Interest capitalized and included in the cost of construction of certain long term assets amounted to approximately $4.5 million during 1997 and $2.1 million in 1996.

         Included in interest expense in 1996 is $4.9 million, the value of consideration provided to Citizens for assistance in fulfilling the Company's obligations under the Citicorp Credit Facility (as defined herein). See Notes 5 and 14 of Notes to Consolidated Financial Statements.

     Interest Income

         Interest income decreased to $0.7 million for the year ended December 31, 1997 from $1.5 million for the year ended December 31, 1996. This decrease is due to decreased average cash balances outstanding during 1997.

     Abandonment of Financing

         During the year ended 1996, the Company cancelled a planned bond offering in favor of a Hungarian Bank Credit Facility. The costs of abandonment of financing were $3.0 million and included $2.0 million in settlement of fees and costs of the underwriter and $1.0 million for professional fees and various out of pocket expenses.

     Other, net

         Other, net income decreased to $13,000 for the year ended December 31, 1997 from $1.1 million for the year ended December 31, 1996 principally due to a decrease in non-operating income and ancillary services.

     Loss Before Extraordinary Items

         As a result of the factors discussed above, the Company recorded a loss before extraordinary items of $36.2 million for the year ended December 31, 1997 compared to a loss before extraordinary items of $47.5 million for the year ended December 31, 1996.

     Extraordinary Item

         The Company did not record any extraordinary items in 1997 as compared to the year ended December 31, 1996, during which the Company recorded an extraordinary item of $7.3 million comprised of a non-cash charge of $8.2 million related to the write-off of the remaining unamortized deferred financing costs pertaining to the Citizens Loan Agreements, offset by extraordinary income of $0.9 million relating to a gain on early retirement of a vendor credit facility. See Notes 5 and 14 of Notes to Consolidated Financial Statements.

     Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $36.2 million for the year ended December 31, 1997 as compared to a net loss of $54.8 million for the year ended December 31, 1996.

Comparison  of Year Ended  December  31,  1996 to Year Ended  December  31, 1995


     Net Revenues
                                                                          Year ended
               (dollars in millions)                                1996        1995
               Measured service revenues                          $ 20.5         $ 3.8
               Subscription revenues                                 3.8           0.7
               Net interconnect charges                             (8.9)         (1.7)
                                                                 --------      -------
               Net measured service and subscription revenues       15.4           2.8
               Connection fees                                       4.1           1.0
               Other operating revenues                              1.4           0.3
                                                                 -------       -------
               Telephone Service Revenues, Net                    $ 20.9         $ 4.1
                                                                 =======       =======

         The Company recorded an increase in net telephone service revenues to $20.9 million for the year ended December 31, 1996 from $4.1 million for the year ended December 31, 1995.

         Net measured service and subscription revenues increased to $15.4 million for the year ended December 31, 1996 from $2.8 million for the year ended December 31, 1995. Measured service revenues increased to $20.5 million in 1996 from $3.8 million in 1995 while subscription revenues increased to $3.8 million in 1996 from $0.7 million in 1995. These increases in call and subscription fee revenues were the result of an increase in average access lines in service from approximately 14,000 lines for the year ended December 31, 1995 to approximately 76,000 lines for the year ended December 31, 1996. The principal reason for this significant increase in lines was the addition of approximately 44,000 lines in the Hungarotel and Papatel areas which were acquired from MATAV on December 31, 1995.

         These revenues were offset by net interconnect charges which totaled $8.9 million for the year ended December 31, 1996 as compared to $1.7 million for the year ended December 31, 1995. As a percentage of call and subscription revenues, net interconnect charges declined slightly from 38% for the year ended December 31, 1995 to 37% for the year ended December 31, 1996.

         Connection  fees for the year ended  December  31,  1996  totaled  $4.1 million as compared to $1.0 million for the year ended December 31, 1996. This increase reflects the Company's network construction program which resulted in the connection of 28,200 access lines during the year ended December 31, 1996 as compared to the connection of 3,800 subscribers during the year ended December 31, 1995.

         The Company recorded other operating revenues of $1.4 million for the year ended December 31, 1996 as compared to other operating revenues of $0.3 million for the year ended December 31, 1995. This increase reflects additional revenues from the provision of direct lines, telephone leasing and telephone sales.

     Operating and Maintenance Expenses

         Operating and maintenance expenses for the year ended December 31, 1996 increased $7.1 million to $22.0 million as compared to $14.9 million for the year ended December 31, 1995. The $14.9 million of operating expenses incurred in the year ended December 31, 1995 included non-cash charges totalling $6.4 million relating to deferred stock compensation. Included in operating and maintenance expenses for the year ended December 31, 1996 was deferred stock compensation of $0.4. Operating and maintenance expenses adjusted to remove the effect of the deferred stock compensation totalled $21.6 million and $8.5 million for the years ended December 31, 1996 and 1995, respectively, an increase of $13.1 million, or 154%. The increase in adjusted operating and maintenance expenses resulted primarily from the inclusion of operating and maintenance expenses of Hungarotel and Papatel. On a per line basis, adjusted operating and maintenance expenses decreased to approximately $285 per average access line for the year ended December 31, 1996 from $620 for the year ended December 31, 1995 as the Company achieved productivity improvements, including the decreased use of labor intensive manual switchboards and the increased use of modern switching technology.

     Depreciation and Amortization

         Depreciation and amortization charges increased to $4.3 million for the year ended December 31, 1996 from $2.2 million for the year ended December 31, 1995. This increase was due to the increase in plant and access lines in operation during the year ended December 31, 1996.

     Management Fees

         Management fees pursuant to management service agreements increased to $6.9 million for the year ended December 31, 1996 from $4.2 million for the year ended December 31, 1995. The increase is primarily due to a full year of monthly management fees due to Citizens which commenced July 1, 1995, offset by the expiration in the third quarter of 1996 of the management services agreement between the Company and Tele Danmark. See Notes 13(c) and 14 of Notes to Consolidated Financial Statements, "- Liquidity and Capital Resources," and Notes 1(a), 9(f) and 14 of Notes to Consolidated Financial Statements.

     Asset Write-downs

         Asset write-downs increased to $2.0 million for the year ended December 31, 1996 from $0.6 million for the year ended December 31, 1995. This was due to the decommissioning and write-off of redundant assets as a result of the network construction in 1996.

     Cost of Termination of Former Officers and Directors

         For the year ended December 31, 1996, the Company recorded a charge of $6.3 million representing the present value of payments due and options granted to former officers and directors under separate termination and release agreements, consulting agreements and noncompetition agreements. See Note 13(a) of Notes to Consolidated Financial Statement.

     Loss from Operations

         Loss from operations increased to $20.6 million for the year ended December 31, 1996 from $17.8 million for the year ended December 31, 1995. The operating loss for the year ended December 31, 1996 was principally due to the costs of termination of certain former officers and directors as noted above and to the additional expenses incurred by the Company to expand management project oversight, engineering design and systems needed to achieve rapid line growth and revenue increases, and provide for the introduction and control of new services.

     Foreign Exchange Losses

         Foreign exchange losses increased to $6.3 million for the year ended December 31, 1996 from $4.1 million for the year ended December 31, 1995. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark. The Company incurred debt and other obligations which were denominated in U.S. Dollars and German Marks in order to commence the construction of its telecommunication networks. During the year ended December 31, 1996, the Hungarian Forint devalued against the U.S. Dollar and the German Mark by 18.4% and 9.0%, respectively, as compared to 26.0% and 36.3% during the year ended December 31, 1995. The increase in foreign exchange loss was primarily attributable to the repayment in 1996 of U.S. Dollar and German Mark denominated intercompany loans resulting in a realized foreign exchange loss in the operating subsidiaries. The loss was offset by a reduced devaluation of the Hungarian Forint during 1996 as well as the repayment of the German Mark denominated vendor credit facility. Since the substantial portion of the liabilities within the operating companies are now denominated in the Hungarian Forint, the Company's foreign currency losses have decreased significantly.

     Interest Expense

         Interest expense increased to $23.2 million for the year ended December 31, 1996 from $1.7 million for the year ended December 31, 1995. This increase was attributable to higher average debt levels in the year ended December 31, 1996 as compared to the year ended December 31, 1995 as the Company incurred indebtedness in order to continue the construction of its telecommunications networks. These interest expenses were offset by capitalized interest of $2.1 million in 1996 and $0.5 million in 1995.

     Included in interest expense is $4.9 million, the value of consideration provided to Citizens for assistance in fulfilling the Company's obligations under the Citicorp Credit Facility (as defined herein). See Notes 5 and 14 of Notes to Consolidated Financial Statement.

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

   Extraordinary Item

         For the year ended December 31, 1996, the Company recorded an extraordinary item of $7.3 million comprised of a non-cash charge of $8.2 million related to the write-off of the remaining unamortized deferred financing costs pertaining to the Citizens Loan Agreements, offset in part by extraordinary income of $0.9 million relating to a gain on early retirement of a vendor credit facility. See Notes 5 and 14 of Notes to Consolidated Financial Statement.

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

         On March 29, 1996, the Company entered into a $75.0 million Secured Term Loan Credit Facility (the "Citicorp Credit Facility") and, together with HTCC Consulting, a related Pledge and Security Agreement with Citicorp North America, Inc. ("Citicorp"). On April 3, 1996, the Company used $50.8 million from the Citicorp Credit Facility to repay all the funds advanced or guaranteed by Citizens and Chemical Bank. As of such date, all loan agreements with Citizens and Chemical Bank were terminated. Accordingly, in April 1996, the Company incurred a non-cash charge of approximately $8.2 million representing the remaining unamortized deferred financing costs pertaining to the loan agreements with Citizens.

         In order to meet contractual commitments pursuant to construction contracts in addition to ongoing operating expenses, the Company used an additional $24.0 million from the Citicorp Credit Facility.

         On October 15, 1996, the Company entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank. Proceeds from the Postabank Credit Facility may be drawn entirely in Hungarian Forints and up to 20% of the principal may be drawn in U.S. Dollars through March 31, 1999. Drawdowns in Hungarian Forints bear interest at a rate of 2.5% above the average of the yield on six- and twelve-month discounted Hungarian treasury bills while drawdowns in U.S. Dollars bear interest at 2.5% above LIBOR. Interest for the first two years has been deferred at the Company's option. Amounts outstanding in Hungarian
Forints, including any deferred interest, are payable in 32 equal quarterly installments beginning on March 31, 1999. Amounts outstanding in U.S. Dollars are payable in equal quarterly installments through December 31, 2002.

         In October 1996, the Company borrowed the equivalent of $82.3 million in Hungarian Forints under the Postabank Credit Facility. Approximately $75.2 million of this amount was used to repay Citicorp all funds advanced pursuant to the Citicorp Credit Facility, as amended, and $2.0 million in fees and costs representing settlement in connection with the cancellation of the Company's proposed private placement of debt securities. The remaining $5.1 million was used to pay management fees and reimbursable costs owed to Citizens pursuant to the Management Services Agreement with Citizens. An additional $5.6 million of the facility was used to pay loan origination fees and costs to Postabank under the terms of the loan agreement, $2 million of which are being reimbursed to the Company in equal quarterly installments over a two year period, and which will be amortized over the life of the loan facility. The remainder of the proceeds have been and will be used to complete construction of the Company's telecommunication networks, provide additional working capital, and refinance or repay other existing debt obligations. As of December 31, 1997, the Company had borrowed a total of $154 million under the Postabank Credit Facility.

         In 1996, the Company's subsidiary Hungarotel entered into a $47.5 million construction contract for the construction of a telephone network with a capacity of 40,000 lines in its Bekescsaba service area. Financing has been provided by the contractor for the full contract amount. The financing agreement requires repayment in 20 quarterly installments commencing on March 31, 1998, with final payment due December 31, 2002. Interest is charged at a variable rate computed as the weighted average of the six and 12 month Hungarian National Treasury Bill interest rate for each quarter plus 2.5%. The Company may elect, and has elected, to defer repayment of 20% of the total debt repayments due in 1998 and 1999.

         In 1995, the Company  applied for network  construction  subsidies from the Hungarian government. In December 1995, certain of the Company's applications were approved, subject to certain conditions, resulting in the Company being awarded subsidies aggregating $0.9 million. The Company received such subsidies in installments in the fourth quarter of 1996 and the first quarter of 1997. One-half of such funds will be received in the form of a grant and one-half in the form of a non-interest bearing loan repayable over a three year period.

         Net cash provided by operating activities totaled $4.9 million for the year ended December 31, 1997 compared to net cash used by operating activities of $35.8 million for the year ended December 31, 1996. For the year ended December 31, 1997, the Company used $73.3 million in investing activities, which was primarily used to fund the construction of the Company's telecommunications networks, compared to $56.4 million in investing activities for the year ended December 31, 1996. Financing activities provided net cash of $58.4 million and $89.2 million for the years ended December 31, 1997 and 1996, respectively.

         To date, the Company's activities have involved the acquisition of the concessions and telecommunications networks from MATAV and the subsequent design, development and construction of the modern telecommunications infrastructure that the Company now has in service. The Company has suffered from recurring losses from operations and has a working capital deficiency and a net capital deficiency. The Company is dependent on its ability to generate cash from operations, raise capital in the form of debt or equity, or refinance or otherwise resolve its existing obligations, including those related to the Management Services Agreement with Citizens. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers and revenues per customer. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of the Company's services.

         Through December 31, 1997, the Company was in the construction phase of its development. The Company paid the Ministry $11.5 million (at historical exchange rates) for its concessions, spent approximately $23.2 million (at historical exchange rates) to acquire the existing telecommunications assets in its Operating Areas from MATAV, and spent $155 million (at historical exchange rates) to complete its network modernization and construction program. The Company anticipates that with the construction phase of its network complete, it will spend approximately $16 million in 1998 and $7 million after 1998 to complete the network expansion so that the Company will be able to provide basic telephone services to all of the estimated 266,600 homes and 38,900 business and other institutional subscribers (including government institutions) within its Operating Areas.

         With the construction phase of its development complete, the Company intends to transform itself from a construction driven organization to a marketing driven operationally efficient organization in 1998. To that end, the Company recently hired Francis J. Busacca, Jr. as its Chief Financial Officer. In addition, James G. Morrison, HTCC's President and Chief Executive Officer, who was instrumental in overseeing the Company's network construction program is retiring effective May 1, 1998. David A. Finley, the Chairman of the Company is leading an Executive Search Committee of the Board in its search for a new President and Chief Executive Officer.

         The Company and Citizens presently have a disagreement regarding certain issues with respect to the Management Services Agreement with Citizens. As of December 31, 1997, the Company has accrued as a current liability, but not paid, $7.2 million pursuant to the Management Services Agreement. The Company currently intends to withhold any payments to Citizens with respect to the Management Services Agreement until such time as these issues are resolved. The Company is currently in discussions with Citizens in an attempt to resolve these issues. The Company and Citizens also have a disagreement regarding certain issues with respect to 1.9 million shares of Common Stock subject to Citizens' preemptive rights to date. The Company is also currently in discussions with Citizens in an attempt to resolve these issues.

         The Company believes it will be able to meet its obligations as they become due during 1998, provided it is not required to settle the accrued liability to Citizens in cash, however, there can be no assurance that this will be the case. Additionally, funding for the Company's future capital requirements to repay existing debt obligations after 1998 may require the sale of equity and/or debt of the Company or one or more of the Operating Companies. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company is, however, reviewing its options with respect to refinancing its existing credit and/or vendor facilities. The Company is also reviewing various other financing alternatives with its financial advisors.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has granted various warrants and options to purchase the Company's Common Stock, including those previously granted to Citizens, and has provided certain preemptive rights to Citizens. For the term of these warrants and options, the holders will have the opportunity to exercise and dilute the interests of other security holders or, in the case of Citizens, acquire a controlling interest in the Company. As long as these warrants and options remain unexercised, and dependent upon the outcome of the Company's disagreements with Citizens, the Company's ability to obtain additional equity capital may be adversely affected.

Inflation and Foreign Currency

         For the year ended December 31, 1997, inflation in Hungary was approximately 18.6% on an annualized basis. It is the stated policy goal of the Hungarian government to keep inflation from exceeding approximately 15% in 1998.

         The Company's Hungarian operations generate revenues in Hungarian Forints and incur operating and other expenses, including capital expenditures, in Hungarian Forints, U.S. Dollars and German Deutsche Marks. The Company's resulting foreign currency exposure cannot be practically hedged due to the significant costs involved and the lack of a market for such hedging. In addition, certain of the Company's balance sheet accounts are expressed in foreign currencies other than the Hungarian Forint, the Company's functional currency. Accordingly, when such accounts are converted into Hungarian Forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income or loss. When the Company and its subsidiaries' Forint-denominated accounts are translated into U.S. Dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected in a component of stockholders' deficit.

         While the Company has the ability to increase the prices it charges for its services commensurate with increases in the Hungarian Consumer Price Index ("CPI") pursuant to its licenses from the Hungarian government, it may choose not to implement the full amount of the increase permitted due to competitive and other concerns. In addition, the rate of increase in the Hungarian CPI may be less than the rate at which the Hungarian Forint devalues. As a result, the Company may be unable to generate cash flows to the degree necessary to meet its obligation in currencies other than the Hungarian Forint.

Year 2000

         The Company recently formed a committee to begin, possibly with the assistance of outside consultants, an evaluation of its network and computer systems for Year 2000 compliance. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruption of operations.

         Following the Company's evaluation of its network and computer systems for Year 2000 compliance, the Company expects to adopt a plan to mitigate the Year 2000 Issue. While the extent and total cost of the Year 2000 modifications and conversions has not yet been determined, the Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's networks and systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Prospective Accounting Pronouncements

         Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, such as foreign currency fluctuations currently reported in stockholder's equity, be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that these companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both new standards in the first quarter of 1998.

               Item 8. Financial Statements and Supplementary Data

         Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

     Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         During the three fiscal years ended December 31, 1997, the Company was not involved in any disagreement with its independent certified public accountants on accounting principles or practices or on financial statement disclosure.

                                    PART III

           Item 10. Directors and Executive Officers of the Registrant

         There is incorporated in this Item 10 by reference the information appearing under the captions "Election of Directors - Nominees for Director," "Executive Officers Who Are Not Directors" and "- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                         Item 11. Executive Compensation

         There is incorporated in this Item 11 by reference the information appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

         There is  incorporated  in this Item 12 by  reference  the  information appearing under the captions "Introduction - Stock Ownership of Certain Beneficial Owners," "- Stock Ownership of Management," and "- Potential Change in Control," and "Election of Directors - Nominees for Director" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

             Item 13. Certain Relationships And Related Transactions

         There is incorporated in this Item 13 by reference the information appearing under the caption "Election of Directors - Certain Relationships and Related Party Transactions," and "- Indebtedness of Management" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


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

         (a)(3)   List of Exhibits

 Exhibit
 Number                            Description

2    Plan of acquisition, reorganization, arrangement, liquidation or succession
     (None)

3(i) Certificate  of  Incorporation  of the  Registrant,  as  amended,  filed as
     Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on June 24, 1997 and incorporated herein by reference

3(ii) By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed on June 24, 1997 and incorporated herein by reference

4    Instruments  defining the rights of security holders,  including indentures
     (None)

9 Voting trust agreement (None) 10 Material contracts: 10.1 Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Raba-Com Rt., filed as Exhibit 10(y)(y) to the Registrant's Current Report on Form 8-K for February 28, 1994 and incorporated herein by reference 10.2 Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Kelet-Nograd Com Rt., filed as Exhibit 10(z)(z) to the
     Registrant's Current Report on Form 8-K for February 28, 1994 and incorporated herein by reference 10.3 English translation of Amended and Restated Concession Contract between Papa es Tersege Telefon Koncesszios Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996, filed as Exhibit 10.78 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.4 English translation of Amended and Restated Concession Contract between Hungarotel Tavkozlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Oroshaza), filed as Exhibit 10.79 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.5 English translation of Amended and Restated Concession Contract between Hungarotel Tavkozlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Bekescsaba), filed as Exhibit 10.80 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.6 Basic Contract for Takeover of Public Telephone Service in the Bekescsaba and Oroshaza Primary Regions dated December 30, 1995 between Hungarotel and MATAV, filed as Exhibit 10(c)(c)(c) to the Registrant's Current Report on Form 8-K for December 30, 1995 and incorporated herein by reference

 Exhibit
 Number                            Description


10.7 Transfer Agreement for the Transfer of Assets relating to the Local Public Telephone Service in the Bekescsaba and Oroshaza Primary Regions dated December 30, 1995 between Hungarotel and MATAV, filed as Exhibit 10(d)(d)(d) to the Registrant's Current Report on Form 8-K for December 30, 1995 and incorporated herein by reference

10.8 Agreement on the Continuous Employment of MATAV Employees providing public telephone service in the Bekescsaba and Oroshaza Primary Regions dated December 30, 1995 between Hungarotel and MATAV, filed as Exhibit 10(e)(e)(e) to the Registrant's Current Report on Form 8-K for December 30, 1995 and incorporated herein by reference

10.9 Agreement on the Taking Over of Public Telecommunication Service in the Bekescsaba and Oroshaza Primary Regions dated December 30, 1995 between Hungarotel and MATAV, filed as Exhibit 10(f)(f)(f) to the Registrant's Current Report on Form 8-K for December 30, 1995 and incorporated herein by reference

10.10 Agreement on the Regulation of Rights and Obligations from Pending Contracts concerning the Public Telephone Service in the Bekescsaba and Oroshaza Primary Regions dated December 30, 1995 between Hungarotel and MATAV, filed as Exhibit 10(g)(g)(g) to the Registrant's Current Report on Form 8-K for December 30, 1995 and incorporated herein by reference

10.11 Network Agreement dated December 30, 1995 between Hungarotel and MATAV, filed as Exhibit 10(h)(h)(h) to the Registrant's Current Report on Form 8-K for December 30, 1995 and incorporated herein by reference

10.12 Basic Contract for Taking Over of Public Telephone Service in the Papa Primary Region dated December 30, 1995 between Papatel and MATAV, filed as
     Exhibit 10(l)(l)(l) to the Registrant's Current Report on Form 8-K for December 30, 1995 and incorporated herein by reference

10.13 Transfer Agreement for the Transfer of Assets relating to the Local Public Telephone Services in the Papa Primary Region dated December 30, 1995 between Papatel and MATAV, filed as Exhibit 10(m)(m)(m) to the Registrant's Current Report on Form 8-K for December 30, 1995 and incorporated herein by reference

10.14 Agreement on the Continuous Employment of MATAV Employees providing public telephone service in the Papa Primary Region dated December 30, 1995 between Papatel and MATAV, filed as Exhibit 10(n)(n)(n) to the Registrant's Current Report on Form 8-K for December 30, 1995 and incorporated herein by reference

10.15 Agreement on the Taking Over of Public Telecommunication Services in the Papa Primary Region dated December 30, 1995 between Papatel and MATAV, filed as Exhibit 10(o)(o)(o) to the Registrant's Current Report on Form 8-K for December 30, 1995 and incorporated herein by reference

 Exhibit
 Number                           Description

10.16 Agreement on the Regulation of Rights and Obligations from Pending Contracts concerning the Public Telephone Service in the Papa Primary Region dated December 30, 1995 between Papatel and MATAV, filed as Exhibit 10(p)(p)(p) to the Registrant's Current Report on Form 8-K for December 30, 1995 and incorporated herein by reference

10.17 Network Agreement dated December 30, 1995 between Papatel and MATAV, filed as Exhibit 10(q)(q)(q) to the Registrant's Current Report on Form 8-K for December 30, 1995 and incorporated herein by reference

10.18 English translation of Construction Contract between Papa es Tersege Telefon Koncesszios Rt. and Fazis Telecommunications System Design and Construction Corporation dated May 10, 1996, filed as Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.19 English translation of Construction Contract between Hungarotel Tavkozlesi Rt. and Ericsson Kft. dated May 17, 1996. (as amended), filed as Exhibit
     10.75 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference

10.20 English translation of Construction Contract between Papa es Tersege Telefon Koncesszios Rt. and Ericsson Kft. dated May 31, 1996, filed as
     Exhibit 10.76 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.21 English translation of Construction Contract between Hungarotel Tavkozlesi Rt. and Fazis Telecommunications System Design and Construction Corporation dated June 28, 1996, filed as Exhibit 10.77 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.22 Non-Employee Director Stock Option Plan dated as of February 6, 1997, filed as Exhibit 10.91 to the Registrant's Form 10-K for the fiscal year ending December 31, 1996 and incorporated herein by reference

10.23 1992 Incentive Stock Option Plan of the Registrant,  as amended,  filed as
     Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on June 24, 1997 and incorporated herein by reference

10.24 Stock Option Agreement between the Registrant and James G. Morrison dated as of March 13, 1997, filed as Exhibit 10.93 to the Registrant's Form 10-K for the fiscal year ending December 31, 1996 and incorporated herein by reference

10.25 Stock Option Agreement between the Registrant and Andrew E. Nicholson dated as of March 13, 1997, filed as Exhibit 10.94 to the Registrant's Form 10-K for the fiscal year ending December 31, 1996 and incorporated herein by reference

10.26 Stock Option Agreement between the Registrant and Daniel R. Vaughn dated as of March 13, 1997, filed as Exhibit 10.95 to Registrant's Form 10-K for the fiscal year ending December 31, 1996 and incorporated herein by reference

 Exhibit
 Number                            Description

10.27 Employment Agreement dated September 12, 1995 between the Registrant and Robert Genova, filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on June 24, 1997 and incorporated herein by reference

10.28 Employment Agreement dated September 12, 1995 between the Registrant and Frank R. Cohen, filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on June 24, 1997 and incorporated herein by reference

10.29 Termination and Release Agreement dated as of July 26, 1996 between the Registrant and Robert Genova, filed as Exhibit 10.62 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.30 Consulting Agreement dated as of July 26, 1996 between the Registrant and Robert Genova, filed as Exhibit 10.63 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.31 Noncompetition Agreement dated as of July 26, 1996 between the Registrant and Robert Genova, filed as Exhibit 10.64 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.32 Irrevocable Proxy dated July 26, 1996 executed by Robert Genova appointing Hungarian Telephone and Cable Corp. as his proxy, filed as Exhibit 10.65 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.33 Termination and Release Agreement dated as of July 26, 1996 between the Registrant and Frank R. Cohen, filed as Exhibit 10.66 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.34 Consulting Agreement dated as of July 26, 1996 between the Registrant and Frank R. Cohen, filed as Exhibit 10.67 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.35 Noncompetition Agreement dated as of July 26, 1996 between the Registrant and Frank R. Cohen, filed as Exhibit 10.68 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.36 Irrevocable Proxy dated July 26, 1996 executed by Frank R. Cohen appointing Hungarian Telephone and Cable Corp. as his proxy, filed as
     Exhibit 10.69 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.37 Termination and Release Agreement dated as of July 26, 1996 between the Registrant and Donald K. Roberton, filed as Exhibit 10.70 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.38 Consulting Agreement dated as of July 26, 1996 between the Registrant and Donald K. Roberton, filed as Exhibit 10.71 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

 Exhibit
 Number                           Description

10.39 Noncompetition Agreement dated as of July 26, 1996 between the Registrant and Donald K. Roberton, filed as Exhibit 10.72 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.40 Irrevocable Proxy dated July 26, 1996 executed by Donald K. Roberton appointing Hungarian Telephone and Cable Corp. as his proxy, filed as
     Exhibit 10.73 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.41 Amended and Restated Employment Agreement dated as of October 17, 1996 between the Registrant and James G. Morrison, filed as Exhibit 10.81 to the Registrant's Registration Statement on Form S-8 filed on October 18, 1996 and incorporated herein by reference

10.42 Amended and Restated Employment Agreement dated as of October 17, 1996 between the Registrant and Andrew E. Nicholson, filed as Exhibit 10.82 to the Registrant's Registration Statement on Form S-8 filed on October 18, 1996 and incorporated herein by reference

10.43 Amended and Restated Employment Agreement dated as of October 17, 1996 between the Registrant and Daniel R. Vaughn, filed as Exhibit 10.83 to the Registrant's Registration Statement on Form S-8 filed on October 18, 1996 and incorporated herein by reference

10.44 Amended and Restated Employment Agreement Between the Registrant and Richard P. Halka dated as of January 9, 1997, filed as Exhibit 10.92 to the Registrant's Form 10-K for the fiscal year ending December 31, 1996 and incorporated herein by reference

10.45 Stock Purchase Agreement, dated as of August 31, 1995, between the Registrant, Alcatel Austria AG, US Telecom East, Inc., and Central Euro Telekom, Inc., filed as Exhibit 10(o)(o) to the Registrant's Current Report on Form 8-K for August 31, 1995 and incorporated herein by reference

10.46 Stock Purchase Agreement dated as of July 1, 1997 between the Registrant and Tele Danmark A/S, filed as Exhibit 10.96 to the Registrant's Current Report on Form 8-K for July 1, 1997 and incorporated herein by reference

10.47 Stock Purchase Agreement dated as of September 30, 1997 between the Registrant and Tele Danmark A/S filed as Exhibit 10.97 to the Registrant's Current Report on Form 8-K for September 30, 1997 and incorporated herein by reference

10.48 Exchange Agreement dated as of September 30, 1997 between the Registrant and Tele Danmark A/S, filed as Exhibit 10.98 to the Registrant's Current Report on Form 8-K for September 30, 1997 and incorporated herein by reference

10.49 Secured Term Loan Credit Facility between the Registrant and Citicorp North America, Inc. et al. dated as of March 29, 1996, filed as Exhibit
     10.60 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference

 Exhibit
 Number                            Description

10.50 Pledge and Security Agreement dated as of March 29, 1996 between the Registrant, HTCC Consulting Rt., and Citicorp North America, Inc. et al dated as of March 29, 1996, filed as Exhibit 10.61 to the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference

10.51 Multi-Currency Credit Facility among Postabank Rt., as Lender, the Registrant, as Guarantor, HTCC Consulting Rt., Hungarotel Tavkozlesi Rt., Kelet-Nograd Com Rt. and Papa es Tersege Telefon Koncesszios Rt. and Raba Com Rt., as Borrowers entered into as of October 15, 1996, filed as Exhibit
     10.84 to the Registrant's Current Report on Form 8-K for October 15, 1996 and incorporated herein by reference

10.52 Form of Loan Agreement entered into as of October 15, 1996 among Postabank Rt., as Lender, the Registrant, as Guarantor, and each of certain subsidiaries, as Borrowers, filed as Exhibit 10.85 to the Registrant's Current Report on Form 8-K for October 15, 1996 and incorporated herein by reference

10.53 Form of Mortgage and Pledge Agreement Securing Bank Loan entered into as of October 15, 1996 between Postabank Rt. and each of certain subsidiaries, filed as Exhibit 10.86 to the Registrant's Current Report on Form 8-K for October 15, 1996 and incorporated herein by reference

10.54 Form of Security Agreement entered into as of October 15, 1996 among Postabank Rt., as the secured party, ABN AMRO Rt., as the Escrow Agent, and the Registrant and HTCC Consulting Rt., as the pledgors, filed as Exhibit
     10.87 to the Registrant's Current Report on Form 8-K for October 15, 1996 and incorporated herein by reference

10.55 Master Agreement, dated May 31, 1995, between the Registrant and CU CapitalCorp., filed as Exhibit 10(a)(a) to the Registrant's Current Report on Form 8-K for May 31, 1995 and incorporated herein by reference

10.56 Agreement to Amend and Restate, dated September 28, 1995, between the Registrant and CU CapitalCorp., filed as Exhibit 10(p)(p) to the Registrant's Current Report on Form 8-K for September 28, 1995 and incorporated herein by reference

10.57 Second Agreement to Amend and Restate, dated October 30, 1995, between the Registrant and CU CapitalCorp., filed as Exhibit 10(t)(t) to the Registrant's Current Report on Form 8-K for October 30, 1995 and incorporated herein by reference

10.58 Third Agreement to Amend and Restate, dated February 26, 1996, between the Registrant and CU CapitalCorp., filed as Exhibit 10(t)(t)(t) to the Registrant's Current Report on Form 8-K for February 26, 1996 and incorporated herein by reference

10.59 Management Services Agreement, dated May 31, 1995, between the Registrant and Citizens International Management Services Company, filed as Exhibit 10(g)(g) to the Registrant's Current Report on Form 8-K for May 31, 1995 and incorporated herein by reference

10.60 First Amendment to Management Services Agreement, dated September 28, 1995, between the Registrant and Citizens International Management Services Company, filed as Exhibit 10(s)(s) to the Registrant's Current Report on Form 8-K for September 28, 1995 and incorporated herein by reference

 Exhibit
 Number                           Description

10.61 Second Amendment to the Management Services Agreement, dated February 26, 1996, between the Registrant and Citizens International Management Services Company, filed as Exhibit 10(x)(x)(x) to the Registrant's Current Report on Form 8-K for February 26, 1996 and incorporated herein by reference

10.62 Stock Option Agreement, dated May 31, 1995, between the Registrant and CU CapitalCorp., filed as Exhibit 10(e)(e) to the Registrant's Current Report on Form 8-K for May 31, 1995 and incorporated herein by reference

10.63 First Amendment to Stock Option Agreement between the Registrant and CU CapitalCorp. dated as of October 18, 1996, filed as Exhibit 10.89 to the Registrant's Current Report on Form 8-K for October 15, 1996 and incorporated herein by reference

10.64 Second Stock Option Agreement, dated September 28, 1995, between the Registrant and CU CapitalCorp., filed as Exhibit 10(r)(r) to the Registrant's Current Report on Form 8-K for September 28, 1995 and incorporated herein by reference

10.65 Third Stock Option between the Registrant and CU CapitalCorp dated as of October 18, 1996, filed as Exhibit 10.90 to the Registrant's Current Report on Form 8-K for October 15, 1996 and incorporated herein by reference

10.66 Warrant, dated May 31, 1995, granted by the Registrant to CU CapitalCorp., filed as Exhibit 10(c)(c) to the Registrant's Current Report on Form 8-K for May 31, 1995 and incorporated herein by reference

10.67 First Amendment to Warrant between the Registrant and CU CapitalCorp. dated as of October 18,1996, filed as Exhibit 10.88 to the Registrant's Current Report on Form 8-K for October 15, 1996 and incorporated herein by reference

10.68 Registration Agreement, dated May 31, 1995, between the Registrant and CU CapitalCorp., filed as Exhibit 10(f)(f) to the Registrant's Current Report on Form 8-K for May 31, 1995 and incorporated herein by reference

11   Statement re computation of per share earnings (not required)

12   Statement re computation of ratios (not required)

13   Annual report to security holders (not required)

16 Letter re change in certifying accountant, filed as Exhibit 1 to the Registrant's Current Report on Form 8-K for June 16, 1995 and incorporated herein by reference

18   Letter re change in accounting principles (None)

21   Subsidiaries of the Registrant

22 Published report regarding matters submitted to vote of security holders (not required)

 Exhibit
 Number                           Description

23   Consents of experts and counsel (not required)

24   Power of Attorney (not required)

27.1 Financial Data Schedule

99.1 Cautionary  Statements  Regarding  "Safe Harbor"  Provisions of the Private
     Securities Litigation Reform Act of 1995, filed as Exhibit 99.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

         (b)      Reports on Form 8-K

         None.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1998.

                            HUNGARIAN TELEPHONE AND CABLE CORP.
                            (Registrant)


                            By  /s/Francis J. Busacca, Jr.
                            Francis J. Busacca, Jr.
                            Chief Financial Officer/Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of March 26, 1998.

Signature/Name                Title


/s/James G. Morrison          President and Chief Executive Officer
James G. Morrison             Director (Principal Executive Officer)


/s/Francis J. Busacca, Jr.    Executive Vice President - Chief Financial Officer
Francis J. Busacca, Jr.       (Principal Financial Officer)

/s/Ole Bertram                Director
Ole Bertram


/s/David A. Finley            Director, Chairman of the Board
David A. Finley


/s/John B. Ryan               Director
John B. Ryan


/s/Finn Schkolnik             Director
Finn Schkolnik


/s/James H. Season            Director
James H. Season


                              Director
Ronald E. Spears


/s/William E. Starkey         Director
William E. Starkey


                              Director
Leonard Tow

                       HUNGARIAN TELEPHONE AND CABLE CORP.

                   Index to Consolidated Financial Statements

         The following information is included on the pages indicated:

Consolidated Financial Statements:
                                                                      Page
         Independent Auditor's Report                                 F-2
         Consolidated Balance Sheets                                  F-3
         Consolidated Statements of Operations                        F-4
         Consolidated Statements of Stockholders' (Deficit) Equity    F-5
         Consolidated Statements of Cash Flows                        F-6
         Notes to Consolidated Financial Statements           F-7 to F-31

Financial Statement Schedules:

     All financial statement schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                          Independent Auditors' Report



The Board of Directors and Stockholders
Hungarian Telephone and Cable Corp.

We have audited the accompanying consolidated balance sheets of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and a working capital deficiency, and may not be able to satisfy its current obligations as they come due unless restructured. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   KPMG PEAT MARWICK LLP


 New York, New York
 March 26, 1998

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                        (In thousands, except share data)

                              Assets                         1997           1996

Current assets:
    Cash                                              $     4,031        15,876
    Restricted cash                                           536         6,092
    Accounts receivable, net of allowance
       of $540 in 1997 and $123 in 1996                     9,437         4,575
    VAT receivable, net                                     2,641         5,377
    Inventories                                             1,231           682
    Prepayments and other current assets                    2,146         1,346
                                                            -----         -----

       Total current assets                                20,022        33,948

Property, plant and equipment, net                        138,885        82,012
Goodwill, net of accumulated amortization
    of $1,011 in 1997 and $631 in 1996                     11,299         9,245
Other intangibles, net of accumulated amortization
    of $670 in 1997 and $547 in 1996                        6,168         8,129
Other assets                                                9,533        11,497
Construction deposits                                         578        11,784
                                                           ------        ------

Total assets                                          $   186,485       156,615
                                                      ===========       =======

                     Liabilities and Stockholders' Deficit

Current liabilities:
    Current installments of long-term debt            $     7,489           120
    Accounts payable                                        7,996        17,777
    Advance subscriber payments                               351         3,202
    Due to related parties                                  7,932         2,934
    Accruals                                                4,364         1,748
    Other current liabilities                                 689         1,952
                                                              ---         -----

       Total current liabilities                           28,821        27,733

Long-term debt, excluding current installments             194,537       148,472
Due to related parties                                      3,476         4,200
Deferred revenue                                            1,488
                                                            -----         -----

Total liabilities                                         228,322       180,405
                                                          =======       =======

Stockholders' deficit:
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued 5,235,370 shares
       in 1997 and 4,179,626 in 1996                            5             4
    Additional paid-in capital                             70,772        59,327
    Accumulated deficit                                  (117,197)      (80,961)
    Foreign currency translation adjustment                 4,964        (1,494)
    Deferred compensation                                    (381)         (666)
                                                             ----          ----

       Total stockholders' deficit                        (41,837)      (23,790)
                                                          -------        -------

Total liabilities and stockholders' deficit           $   186,485        156,615
                                                      ===========        =======


See accompanying notes to consolidated financial statements. The Company ceased to be a development stage company on April 1, 1995.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 1997, 1996 and 1995
                 (In thousands, except share and per share data)

                                                            1997           1996           1995
TELEPHONE SERVICES REVENUES, NET                     $     37,891         20,910           4,070
                                                     ------------         ------           -----

Operating expenses:
    Operating and maintenance expenses                     25,044         22,011          14,948
    Depreciation and amortization                           8,349          4,270           2,211
    Management fees                                         5,761          6,917           4,178
    Asset write-downs                                                      2,005             562
    Termination of former officers and directors                           6,260
                                                           ------         ------          ------

    Total Operating Expenses                               39,154         41,463          21,899
                                                           ------         ------          ------

LOSS FROM OPERATIONS                                       (1,263)       (20,553)        (17,829)

Other income (expenses):
    Foreign exchange losses                                  (517)        (6,278)         (4,090)
    Interest expense                                      (35,159)       (23,240)         (1,672)
    Interest income                                           690          1,488             981
    Cost of abandoned financing                                           (2,985)
    Other, net                                                 13          1,123            (252)
                                                            -----          -----            ----

LOSS BEFORE MINORITY INTEREST                             (36,236)       (50,445)        (22,862)

MINORITY INTEREST                                                          2,994           2,838
                                                           ------         ------           -----

LOSS BEFORE EXTRAORDINARY ITEM                            (36,236)       (47,451)        (20,024)

EXTRAORDINARY ITEM, NET                                                   (7,318)
                                                           ------         ------          ------

NET LOSS                                             $    (36,236)       (54,769)        (20,024)
                                                     ============        =======         =======

NET LOSS PER COMMON SHARE - BASIC:

    BEFORE EXTRAORDINARY ITEM                        $     (7.97)         (11.38)          (6.30)

    EXTRAORDINARY ITEM                               $                     (1.76)
                                                          ------          ------           ------

    NET LOSS                                         $     (7.97)         (13.14)          (6.30)
                                                     ===========          ======           =====

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                               4,546,163      4,169,532       3,177,801



See accompanying notes to consolidated financial statements. The Company ceased to be a development stage company on April 1, 1995.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Consolidated Statements of Stockholders' (Deficit) Equity Years
                  ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

                                                                                    Foreign
                                                             Additional             Currency                 Total
                                                     Common    Paid-in  Accumulated Translation  Deferred    Stockholders
                                          Shares      Stock    Capital     Deficit  Adjustment  Compensation Equity
--------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1994           2,704,683      $  3     20,600    (6,168)        0     (1,872)     $ 12,563
Exercise of warrants                       55,025                  284                                          284
Private placement costs                                            (37)                                         (37)
Common stock issuances                    252,908                3,476                                        3,476
Options issued as consideration
for financial support                                            3,481                                        3,481
Exercise of options                       328,494                2,012                                        2,012
Compensation related to stock options                            4,493                          1,872         6,365
Common stock granted to employees         102,500                1,050                         (1,050)            0
Common stock issued for acquisitions      571,429         1      9,999                                       10,000
Foreign currency translation adjustment                                             (2,381)                  (2,381)
Net loss                                                                 (20,024)                           (20,024)
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995           4,015,039      $  4     45,358   (26,192)   (2,381)    (1,050)     $ 15,739
Common stock issuance                     250,000                3,219                                        3,219
Exercise of options and warrants            8,016                   81                                           81
Cancellation of shares                   (101,429)              (1,775)                                      (1,775)
Options granted in connection
with termination agreement                                       1,125                                        1,125
Options issued and extended as
consideration for financial support                             11,218                                       11,218
Shares issued as compensation               8,000                  101                                          101
Earned compensation                                                                               384           384
Foreign currency translation adjustment                                                887                      887
Net loss                                                                 (54,769)                           (54,769)
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996           4,179,626      $  4     59,327   (80,961)   (1,494)      (666)     $(23,790)
Exercise of options and warrants           81,586                  635                                          635
Shares issued as compensation               5,000                   52                                           52
Options issued to officers                                          70                                           70
Shares issued to Tele Danmark A/S         969,158         1     10,688                                       10,689
Earned compensation                                                                               285           285
Foreign currency translation adjustment                                              6,458                    6,458
Net loss                                                                 (36,236)                           (36,236)
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997           5,235,370      $  5     70,772  (117,197)    4,964       (381)     $(41,837)

See accompanying notes to consolidated financial statements. The Company ceased to be a development stage company on April 1, 1995.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                                  1997          1996          1995
Net cash provided by (used in) operating activities       $      4,937       (35,841)         (466)
                                                          ------------       -------          ----

Cash flows from investing activities:

     Acquisition and construction of
         telecommunications networks                           (83,055)      (49,086)      (41,921)
     Decrease (increase) in construction deposits                9,780        (7,466)       (4,313)
     Acquisition of concession rights                                                       (7,119)
     Cash received from sale of subsidiaries stock                                           1,464
     Acquisition of interests in subsidiaries                                   (330)       (1,293)
     Proceeds from sale of assets                                                336
     Sale (acquisition) of interests in affiliates                               130
                                                               -------        ------        ------

         Net cash used in investing activities                 (73,275)      (56,416)      (53,182)
                                                               -------       -------       -------

Cash flows from financing activities:

     Borrowings under long-term debt                            72,064       132,307        31,694
     Proceeds from short-term loans                                          108,729        31,956
     Proceeds from exercise of options and warrants                635            81         2,296
     Repayment of long-term debt                               (14,326)       (9,026)       (1,582)
     Repayment of short-term loans                                          (142,607)
     Other                                                                      (300)          (37)
                                                                ------        ------        ------

         Net cash provided by financing activities              58,373        89,184        64,327
                                                                ------        ------        ------

Effect of foreign exchange rate changes on cash                 (1,880)        2,757        (1,453)
                                                                ------         -----        ------

Net (decrease) increase in cash                                (11,845)         (316)        9,226

Cash at beginning of year                                       15,876        16,192         6,966
                                                                ------        ------         -----

Cash at end of year                                       $      4,031        15,876        16,192
                                                          ============        ======        ======



See accompanying notes to consolidated financial statements. The Company ceased to be a development stage company on April 1, 1995.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

(1)    Description of Business and Summary of Significant Accounting Policies

       (a)    Description of Business and Liquidity

              Hungarian Telephone and Cable Corp. ("HTCC") was organized on March 23, 1992 to own and manage telecommunications companies in Hungary. Four subsidiaries of the Company are presently engaged in the ownership, construction and operation of public switched telephone service. HTCC and its subsidiaries (together, the "Company") was in the development stage through March 31, 1995.

              The Company, through two of its subsidiaries, commenced operations in two concession regions in 1995 and through two other subsidiaries, commenced operations in three additional concession areas effective January 1, 1996. Accordingly, the Company devoted substantially all of its efforts through 1994 and a considerable portion of 1995 to obtaining concession rights, negotiating acquisitions, raising capital in the form of debt and equity, attracting and creating its management team and preparing to commence operations. As a result, the Company recognized no revenues until 1995.

              The Company and Citizens (as hereinafter defined) presently have a disagreement regarding certain issues with respect to the Management Services Agreement with Citizens. As of December 31, 1997, the Company has accrued as a current liability, but not paid, $7.2 million pursuant to the Management Services Agreement. The Company currently intends to withhold any payments to Citizens with respect to the Management Services Agreement until such time as these issues are resolved. The Company is currently in discussions with Citizens in an attempt to resolve these issues. The Company and Citizens also have a disagreement regarding certain issues with respect to 1.9 million shares of Common Stock subject to Citizens' preemptive rights to date. The Company is also currently in discussions with Citizens in an attempt to resolve these issues.

              To date, the Company's activities have involved the acquisition of the concessions and telecommunications networks from MATAV and the subsequent design, development and construction of the modern telecommunications infrastructure that the Company now has in service. The Company has suffered from recurring losses from operations and has a working capital deficiency and a net capital deficiency. The Company is dependent on its ability to generate cash from operations, raise capital in the form of debt or equity, or refinance or otherwise resolve its existing obligations, including those related to the Management Services Agreement with Citizens. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers and revenues per customer. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of the Company's services.

              Through December 31, 1997, the Company was in the construction phase of its development. The Company paid the Ministry $11.5 million (at historical exchange rates) for its concessions, spent approximately $23.2 million (at historical exchange rates) to acquire the existing telecommunications assets in its Operating Areas from MATAV, and spent $155 million (at historical exchange rates) to complete its network modernization and construction program.

              With the construction phase of its development complete, the Company intends to transform itself from a construction driven organization to a marketing driven operationally efficient organization in 1998.

              The Company believes it will be able to meet its obligations as they become due during 1998, provided it is not required to settle the accrued liability to Citizens in cash, however, there can be no assurance that this will be the case. Additionally, funding for the Company's future capital requirements to repay existing debt obligations after 1998 may require the sale of equity and/or debt of the Company or one or more of the Operating Companies. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company is, however, reviewing its options with respect to refinancing its existing credit and/or vendor facilities. The Company is also reviewing various other financing alternatives with its financial advisors.

              These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       (b)    Principles of Consolidation and the Use of Estimates

              The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries; Kelet-Nograd Com Rt. ("KNC"), Raba-Com Rt. ("Raba-Com"), Hungarotel Tavkozlesi Rt. ("Hungarotel"), Papa es Tersege Telefon Koncesszios Rt. ("Papatel"), HTCC Consulting Rt. ("HTCC Consulting"), Pilistav Rt. ("Pilistav"), and Telebud (CI) Ltd. (KNC, Raba-Com, Hungarotel and Papatel are each individually referred to as an "Operating Company", and together, the "Operating Companies"). All material intercompany balances and transactions have been eliminated. Investments in affiliates representing less than 50% ownership, and in which the Company exercises significant influence, are accounted for using the equity method.

              The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

       (e)    Inventories

              Inventories consist primarily of telephones and spare parts and are stated at the lower of cost or market.

       (f)    Property, Plant and Equipment

              Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

       (g)    Intangible Assets

              Intangible assets are comprised of concession fees paid and the excess of cost over net assets acquired. The concession fees are being amortized over the 25-year concession period using the straight-line method. Excess of cost over net assets acquired is also amortized over 25 years using the straight-line method.

       (h)    Revenue Recognition

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

       (i)    Stock Based Compensation

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

              Deferred compensation represents the value of Common Stock granted to employees and is being amortized over the vesting periods of the related awards.

       (j)    Income Taxes

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

              The Company's Hungarian operating subsidiaries are 100% exempt from Hungarian income tax for a period of five years beginning from January 1, 1994 and 60% exempt for the subsequent five years as long as (1) capitalization stays above 50,000,000 HUF (approximately $245,000 at December 31, 1997 exchange rates), (2) foreign ownership exceeds 30% of the registered capital, and (3) more than 50% of the revenue earned arises from telecommunication services.

       (k)    Net Loss Per Share

              The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), for year-end 1997. SFAS 128, which supersedes APB Opinion No. 15, "Earnings Per Share" was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Per share amounts for 1996 and 1995 have been retroactively restated to give effect to SFAS 128 and were not different from EPS measured under APB No. 15.

              Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the years ended December 31, 1997, 1996 and 1995.

              The Company had potentially dilutive common stock equivalents of 7,200,859, 5,627,775 and 4,516,597 for the years ended December
              31, 1997, 1996 and 1995, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

         (l) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

               The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less anticipated selling costs. Adoption of this statement has not had a material impact on the Company's financial position, results of operations, or liquidity.

(2)    Acquisitions

       On January 1, 1995, subject to Concession Agreements (see note 9(a)), the Company acquired certain operating plant and equipment from MATAV related to the concession area to which Raba-Com has the rights. The purchase price for the Raba-Com concession area assets was approximately HUF 75,131,000 (approximately $665,000 at January 1, 1995 exchange rates).

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

       On May 21, 1996, the Company and CET entered into a Settlement Agreement whereby the number of shares to be issued to CET in connection with the acquisition of Hungarotel and Papatel was reduced based upon certain post-closing purchase price adjustments. Pursuant to the Settlement Agreement, the number of shares was reduced by 101,429. The reduction in purchase price of approximately $1.8 million was reflected as a reduction of goodwill and a reduction of Common Stock and additional paid-in capital. Additionally, in May 1996, Papatel entered into a settlement agreement with a contractor for pre-acquisition claims for approximately $0.7 million more than the amount recorded at acquisition. The Company recorded this excess as an increase in goodwill.

       Contingent consideration for the acquisition of Hungarotel and Papatel in the form of Common Stock is payable in the event that the average trading price for the Company's Common Stock during the twenty (20) trading days preceding August 31, 1998 is less than $17.50 per share. The maximum number of additional shares issuable is currently 18,469.

       The acquisition of the Common Stock of Hungarotel and Papatel has been accounted for using the purchase method of accounting, and, accordingly, the adjusted purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition.

       The net purchase price for the acquisitions of Hungarotel and Papatel, as adjusted, was allocated as follows:
                                                          (in thousands)
              Property, plant and equipment               $      5,046
              Other assets                                       2,766
              Intangible assets                                  7,260
              Liabilities                                       (3,807)
              Minority interests                                  (754)
                                                                  ----
                       Purchase price                     $     10,511
                                                          ============

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

(3)    Cash and Restricted Cash

       (a)    Concentration

              At December 31, 1997, cash of $3,848,000 ($379,000 denominated in U.S. dollars and the equivalent of $3,469,000 denominated in Hungarian Forints) was on deposit with banks in Hungary. In addition, cash of $183,000 denominated in U.S. dollars was on deposit with two major money center banks in the United States.

       (b)    Restriction

              At December 31, 1997, $490,000 of cash denominated in Hungarian Forints was restricted under concession contract fulfillment guarantees with restrictions to be removed upon the successful attainment of certain operational requirements as prescribed in the concession agreements. The Company intends to satisfy the operational requirements within one year and therefore the amount is shown as a current asset.

              In addition, at December 31, 1997, $23,000 of cash denominated in U.S. dollars was deposited in escrow accounts under terms of construction contracts and $23,000 was restricted pursuant to certain arrangements with other parties.

(4)    Property, Plant and Equipment

       The components of property, plant and equipment at December 31, 1997 and 1996 are as follows:


                                                 1997           1996     Estimated Useful Lives
                                                    (in thousands)

           Land and Buildings               $     5,629         4,835    25 to 50 years
           Telecommunications equipment         133,183        63,990    7 to 25 years
           Other equipment                        3,237         2,390    5 years
           Construction in progress               6,241        14,467
                                                  -----        ------
                                                148,290        85,682
           Less: accumulated depreciation        (9,405)       (3,670)
                                                 ------        ------
                                            $   138,885        82,012
                                                =======        ======

       During the fourth quarter of 1996, the Company wrote off network assets with a net book value of approximately $1.3 million which were taken out of service as a result of changes to the network design and configuration in certain operating areas.

       Interest capitalized and included in the cost of construction of certain long-term assets amounted to approximately $4,504,000 in 1997 and $2,076,000 in 1996.

(5)    Short-Term Loans

       There were no short-term loans outstanding at December 31, 1997 and 1996.

       In 1995, the Company entered into financing agreements (the "1995 Citizens Loan Agreement") (see note 14) pursuant to which an affiliate of Citizens Utilities Company (Citizens Utilities Company and its affiliates are hereinafter referred to as "Citizens") provided a guaranty to Chemical Bank that permitted the Company to borrow up to $33.2 million at the bank's prime rate of interest + 2% through July 25, 1997. At December 31, 1995, the Company had borrowed $30.7 million under the facility. During February and March of 1996, the Company borrowed from Citizens an additional $18.2 million under a second financial agreement with Citizens (the "1996 Citizens Loan Agreement" together with the 1995 Citizens Loan Agreement, the "Citizens Loan Agreements") (see note 14).

       At December 31, 1995, the Company had a short-term loan payable to ABN-AMRO for DM 2,250,000 (approximately $1,603,000 at December 31, 1995 exchange rates) which bore interest at DM LIBOR + .625%. This loan was repaid in March 1996.

       At December 31, 1995, the Company had short-term loans payable to Tele Danmark A/S which bore interest at DM and U.S. dollar LIBOR + 3%. The loans were repaid in January 1996.

       On March 29, 1996, the Company entered into a $75.0 million Secured Term Loan Credit Facility ("Citicorp Credit Facility") and, together with HTCC Consulting, a related Pledge and Security Agreement with Citicorp North America, Inc. ("Citicorp"). This facility permitted the Company to borrow funds through December 31, 1996 at interest rates ranging from 3.5% to 6.5% above LIBOR or Citicorp's announced based rate, at the Company's option. In April, 1996, the Company used the Citicorp Credit Facility to repay all the funds advanced or guaranteed by Citizens and Chemical Bank and to meet contractual commitments pursuant to construction contracts and operating expenses and recorded an extraordinary loss on the early extinguishment of the debt of approximately $8.2 million representing a non-cash charge relating to the write off of the remaining unamortized deferred financing costs included in other assets pertaining to the Citizens Loan Agreements.

       In October 1996, utilizing funds provided by the Postabank Credit Facility (see note 6), the Company paid Citicorp all funds owed pursuant to the Citicorp Credit Facility, as amended, plus $2.0 million in fees and costs representing settlement in connection with the cancellation of the Company's proposed bond offering for which Citicorp was to act as underwriter.

(6)    Long-term Debt

       Long-term debt at December 31, 1997 and 1996 consists of the following:            1997          1996


                                                                                            (in thousands)
       Loan payable, maximum HUF equivalent of $170 million USD, interest at the
           National Bank of Hungary  weighted  average Treasury Bill Rate + 2.5%
           (22% and 26% at December 31, 1997 and 1996, respectively), payable in
           32 quarterly installments beginning March 31, 1999 with final payment due December 21, 2006; HUF 31,736,164,000 and HUF 19,136,275,000
           outstanding at December 31, 1997 and 1996, respectively.                      155,630        116,104

       Construction loan,  maximum HUF equivalent of $47.5 million,  interest at the National Bank of Hungary  average  Treasury Bill Rate + 2.5% (22%
           and 26% at December  31, 1997 and 1996,  respectively)  payable in 20 quarterly  installments  beginning  March 31, 1998 with final payment due  December  31,  2002;  HUF  9,421,554,000  and HUF  1,565,450,000
           outstanding at
           December 31, 1997 and 1996, respectively.                                      46,202          9,498

       Payable to  MATAV,  interest  at the  National  Bank  of  Hungary  90 day
           Treasury Bill rate + 2% (24% at December 31, 1996); HUF 1,492,357,000
           outstanding at December 31, 1996; repaid in full in 1997.                                      9,054

       Loan payable, imputed interest at LIBOR + 2.5%; $2,388,000 and DM 7,774,000
           outstanding at December 31, 1996; repaid in full in 1997.                                      7,387

       Loan payable, imputed interest at LIBOR + 2%; $1,499,000 and DM 5,429,000 outstanding at December 31, 1996; repaid in full in 1997
           in exchange for shares of Common Stock (see Note 7).                                           4,986

       Payable to  MATAV,  interest  at the  National  Bank  of  Hungary  90 day
           Treasury Bill rate + 2% (24% at December 31, 1996); HUF 198,212,000
           outstanding at December 31, 1996; repaid in full in 1997.                                      1,203

       Loan payable, without interest due in equal annual installments
           over three years                                                                  194            360
                                                                                          ------         ------

       Total long-term debt                                                          $   202,026        148,592

       Less current installments                                                           7,489            120
                                                                                          ------         ------

       Long-term debt, excluding current installments                                $   194,537        148,472
                                                                                         =======        =======

       The  aggregate   maturities  of  long-term  debt  based  on  U.S.  dollar
       equivalents  at  December  31,  1997  exchange  rates  for  each  of  the
       subsequent   five  years  are  as  follows:   1998,   $7,489,000;   1999,
       $33,545,000; 2000, $34,064,000; 2001, $34,064,000; and 2002, $34,064,000.
       The  carrying  value of  long-term  debt  approximates  its fair value at
       December 31, 1997.


       On October 15, 1996, the Company entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank es Takarekpenztar
       ("Postabank"), a Hungarian commercial bank (the "Postabank Credit Facility"). Proceeds from the loan may be drawn entirely in Hungarian Forints or up to 20% of the principal may be drawn in U.S. dollars through March 31, 1999. Concurrently upon entering into the loan agreement with Postabank, the Company terminated its planned bond offering and recorded a charge of $2,985,000 representing all related costs.

       Under the terms of the Postabank Credit Facility, drawdowns in Hungarian Forints bear interest at a rate of 2.5% above the weighted average of the yield on six- and twelve-month discounted Hungarian treasury bills while drawdowns in U.S. dollars bear interest at 2.5% above LIBOR. Interest payments for the first two years may be deferred at the Company's option. Amounts outstanding in Hungarian Forints, including any deferred interest, will be payable in 32 equal quarterly installments beginning on March 31, 1999. Any amounts outstanding in U.S. dollars will be payable in 16 equal quarterly installments beginning on March 31, 1999.

       Concurrently with the Postabank Credit Facility, each subsidiary entered into a Mortgage and Pledge Agreement pursuant to which each subsidiary granted a security interest to Postabank in all assets acquired or to be acquired with the funds provided by the loan. In addition, HTCC and HTCC Consulting entered into a Security Agreement whereby each pledged, subject to certain consents, their respective ownership interests in each subsidiary as collateral.

       In October 1996, pursuant to the Postabank Credit Facility, the Company borrowed the equivalent of $82.3 million in Hungarian Forints. Approximately $75.2 million of this amount was used to repay Citicorp all funds advanced pursuant to the Citicorp Credit Facility, as amended, and $2.0 million was paid to Citicorp for fees representing settlement in connection with the cancellation of the Company's proposed bond offering. The remaining $5.1 million was used to pay management fees and reimbursable costs owed to Citizens pursuant to the Management Services Agreement (see note 14). An additional $5.6 million of the facility was used to pay loan origination fees and costs to Postabank under the terms of the loan agreement, $2 million of which is being reimbursed to the Company in equal quarterly installments over a two year period, and which are being amortized over the life of the loan facility. At December 31, 1997, the remaining unamortized deferred financing costs have been included in other assets. Additionally, certain costs were incurred as a result of Citizens' financial support (see note 14).

       In 1997, proceeds from the loan were used to continue construction of the Company's telecommunications networks, provide additional working capital, and refinance or repay other existing debt. The remaining proceeds will be used in 1998 to complete the expansion of the Company's telecommunications networks and repay other existing debt.

       At December 31, 1996, current installments due under existing agreements for certain long-term obligations were classified as long-term since the Company had the ability and intent to refinance these obligations on a long-term basis. In the first quarter of 1997, the Company repaid amounts payable to MATAV and the Danish Fund under long-term agreements with proceeds of the Postabank Credit Facility.

       In 1996, Hungarotel entered into a $47.5 million construction contract for the construction of a telephone network in one of its concession areas. Financing for the full amount is being provided by the contractor. The financing agreement requires repayment of principal and interest in 20 quarterly installments commencing March 31, 1998, with final payment due December 31, 2002. Interest is charged at a variable rate computed as the weighted average of the six and 12 month Hungarian National Treasury Bill interest rate for each quarter plus 2.5%. According to the loan agreement, the Company may elect to, and has elected to, defer repayment of 20% of the total debt repayments due in 1998 and 1999. Security pursuant to the loan represents all assets acquired with the funds provided by the loan.

       In 1995, the Company was awarded subsidies from the Ministry aggregating HUF 118,720,000 (approximately $850,000 at December 31, 1995 exchange rates). The required conditions were satisfied in 1996 and the funds were received one-half in the form of a grant and one-half in the form of a non-interest bearing loan repayable over a three year period.

(7)     Transactions with Tele Danmark A/S

       On July 1, 1997, the Company entered into an agreement with Tele Danmark A/S ("TD") pursuant to which TD agreed to exchange its 20% interest in each of two of HTCC's Operating Companies for 420,908 shares of the Company's common stock. The value of shares on the date of issue totalled $3,630,000. Under the agreement, TD was granted the preemptive right to maintain its equity ownership percentage in addition to giving TD the right, if TD acquired the 4.8% stake in each of the operating subsidiaries owned by the Danish Fund for Central and Eastern Europe ("Danish Fund"), to sell such shares to the Company on similar terms.

       On September 30, 1997, TD exercised its right and agreed to exchange the 4.8% interest in each of two of HTCC's Operating Companies that TD purchased from the Danish Fund for 101,018 shares of the Company's common stock. The value of shares on the date of issue totalled $1,301,000.

       The total value of shares issued relating to these two transactions has been recorded as an increase to goodwill and to Common Stock and additional paid-in capital.

       On September 30, 1997, the Company and TD entered into an agreement whereby TD agreed to exchange loans and accrued interest totalling $5,534,000 to two of HTCC's Operating Companies for 447,232 shares of the Company's common stock.

       As a result of these transactions, TD has increased its share ownership in the Company to 18.8% of shares presently outstanding.

(8)    Income Taxes

       The statutory U.S. Federal tax rate for the years ended December 31, 1997, 1996 and 1995 was 35%. For Hungarian income tax purposes, the concession companies are entitled to a 100% reduction in income taxes for the five year period ending December 31, 1998 and a 60% reduction in income taxes for the subsequent five year period ending December 31, 2003. The effective tax rate was zero for the years ended December 31, 1997 and 1996 due to the Company incurring net operating losses for which no tax benefit was recorded.

       For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 1997 of approximately $16,275,000 which expire in 2007, $142,000; 2008, $422,000; 2009,
       $950,000; 2010, $6,507,000;  2011, $6,328,000;  and 2012, $1,926,000. The
       availability of loss carryforwards to offset income in future years may also be restricted as a result of an ownership change which may occur, or may have occurred, as a result of past and future sales of the Company's Common Stock and other events.

       For Hungarian corporate income tax purposes, the Hungarian subsidiaries have unused net operating loss carryforwards at December 31, 1997 at current exchange rates of approximately $54,113,000. Of this amount, $30,673,000 may be carried forward indefinitely while $7,080,000 may be carried forward until 2001 and $16,360,000 until 2002.

       The tax effect of temporary differences that give rise to significant portions of deferred tax assets are as follows:
                                                                   December 31
                                                                1997        1996
                                                                   ($ thousand)

              Net operating loss carryforwards       $   5,696        5,022
              Write down of assets                         418          418
              Stock compensation                         1,310        1,323
              Citizen's options                          1,991        1,777
              Termination benefits                       1,592        2,015
              Management fees                            2,361          369
              Interest expense                             620          421
              Other                                        966          745
                                                       -------      -------
              Total gross deferred tax assets           14,954       12,090
              Less valuation allowance                 (14,954)     (12,090)
                                                       -------      -------
              Net deferred tax assets                $       0            0
                                                     =========     ========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning in making these assessments. During 1997 and 1996, the valuation allowance increased by $2,864,000 and $7,130,000, respectively.

(9)    Commitments and Contingencies

       (a)    Concession Agreements

              The Operating Companies have been awarded concession rights by the Hungarian Ministry of Transportation, Telecommunications and Water Management ("the Ministry") to own and operate local public telephone networks in five regions of Hungary. Each of the concession agreements are for a term of 25 years and provide for an eight-year exclusivity period.

              Agreements providing concession rights in two regions to Hungarotel and one region to Papatel were entered into prior to their acquisition by the Company and were renegotiated by the Company. The renegotiated concession agreements provided for an initial payment to the Ministry of HUF 938,250,000 (approximately $6.7 at December 31, 1995 exchange rates) which was paid in November 1995, and for annual concession fees based upon 2.3% and 0.3% of net telephone service revenues for the regions operated by Hungarotel and 2.3% of net telephone service revenues for the region operated by Papatel.

              In 1994, the Ministry awarded concession rights to own and operate local public telephone networks to KNC and Raba-Com under agreements which provide for annual concession fees based upon 0.1% and 1.5% of net telephone service revenues for regions operated by KNC and Raba-Com, respectively.

              The concession agreements provide for, among other things, the subsidiaries to provide telephone service to specific numbers of customers by specified dates or be subject to possible monetary penalties and possibly reduction in the period of exclusivity. As of December 31, 1997, the Company believes it has fulfilled these service requirements in their concession areas in all material respects, and has not provided for any potential liability.

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

              The concession agreements require that each concession company meet specified Hungarian ownership requirements so that by the seventh year Hungarian ownership in each concession company must consist of 25% plus one share. During the seven year period, Hungarian ownership must be at least 10%, except that during such period, such ownership may be reduced to as low as 1% for a period of up to two years. During the seven year period in which the Hungarian ownership block is required to be at least 10%, such block must have voting power of at least 25% plus one share, thus providing Hungarian owners the right to block certain transactions such as mergers and consolidations, increases in share capital and winding-up. At present, each of the concession companies is in compliance with stipulated ownership requirements.

              The Ministry has publicly stated that it is currently reviewing the Hungarian ownership equity ownership requirements. In the case of one other unrelated concession company, the Ministry has granted a waiver on the 10% ownership issue. The Company believes that it is reasonably likely that the Ministry will either change the Hungarian equity ownership requirements by the time the Operating Companies must meet the 10% requirement in June 1998 or that the Ministry will grant the Operating Companies a waiver. In any event, the Company will formulate plans to meet the Hungarian ownership requirements. Failure to do so, or failure to comply with the greater than 25% Hungarian ownership requirement at the end of the seven year period will be considered a serious breach of a Concession Contract, giving the Ministry the right, among other things, to terminate the Concession Contract. There can be no assurance that the Company will be able to increase the Hungarian ownership in the Operating Companies in a manner sufficient to comply with such requirements in the future.

       (b)    Construction Commitments

              KNC has entered into contracts which provide for the continued construction of a local telephone network and the addition of new subscribers in its service area. These contracts total approximately $18.5 million, $9.4 million of which remains to be spent.

              Hungarotel has entered into contracts totaling approximately $27.3 million which provide for the continued construction of a local telephone network and the addition of new subscribers in its two service areas. Of this total, approximately $8.0 million remains to be spent.

       (c)    Settlement of Claim

              In connection with the settlement of a claim relating to the termination of a management agreement with an unrelated corporation to operate certain concessions, the Company issued a promissory note for $300,000 which was repaid in 1996 and 25,000 five-year assignable warrants with an estimated market value of $100,000, entitling the holder to purchase 25,000 shares of the Company's Common Stock at $20 per share. These warrants expire in September 1999. The corporation also has a "put option" to require the Company to purchase the warrants from the proceeds of any public offering of the Company's securities at an aggregate price of $300,000.

       (d)    Leases

              The Company leases office facilities in Stamford, Connecticut, which require minimum annual rentals of approximately $30,000. During a portion of 1996 and all of 1995, the Company also leased offices in Budapest, Hungary from Hungarian Teleconstruct Corp. ("Teleconstruct"), a company whose officers and directors consist of certain former officers and directors of the Company (see note 13(b)). Certain Operating Companies also rent office space and other facilities. Rent expense for the years ended December 31, 1997, 1996 and 1995, including rental amounts paid to Teleconstruct, was $160,000, $221,000, $30,100, respectively. Lease obligations for the subsequent five years are as follows:
              1998, $30,000; 1999, $30,000; and 2000, $7,500.

       (e)    Legal Proceedings

               Hungarotel is a defendant in a lawsuit filed by Dialcont Kft. ("Dialcont") on March 28, 1996 in Hungary alleging a breach of contract for services allegedly provided by Dialcont during 1994 and 1995. The Company believes that Dialcont's claim is without merit. Dialcont is seeking HUF 270 million ($1.3 million).

               Raba-Com is a defendant in a lawsuit filed by an individual residential customer in Hungary on December 4, 1997. The plaintiff sought a refund of a minimal amount alleging that his home was connected to Raba-Com's network in an untimely fashion. Raba-Com prevailed on the merits. The plaintiff has not filed an appeal. Should, however, the Plaintiff file an appeal and prevail on such appeal, the Company could be subject to additional claims for refunds. The Company believes its meritorious defense to this claim and any others that may be filed regarding this matter.

               The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        (f)    Issues With Citizens Utilities Company

               As of December 31, 1997, the Company has accrued, but not paid, $7.2 million pursuant to the Management Services Agreement with Citizens. The Company and Citizens presently have a disagreement regarding certain issues with respect to the Management Services Agreement. The Company is currently in discussions with Citizens in an attempt to resolve these issues. Until such time as these issues are resolved, the Company currently intends to withhold any payments to Citizens with respect to the Management Services Agreement. The Company and Citizens also have a disagreement regarding certain issues with respect to 1.9 million shares of Common Stock subject to Citizens' preemptive rights to date. The Company is currently in discussions with Citizens in an attempt to resolve these issues.

       (g)    Agreements with Lucent Technologies

               In October 1997, the Company entered into an agreement with Lucent Technologies to become the exclusive distributor of Lucent PBX and Key System products in Hungary. As part of the agreement, the Company purchased fixed assets and inventory valued at $470,000 and agreed to purchase commitments starting at $6 million for each of the next three years. The agreement provided for the imposition of penalties of up to $500,000 annually for failure to meet the purchase requirements. The Company also assumed 36 employees. The Company recently entered into an agreement in principle with Lucent pursuant to which the Company and Lucent will amend the original agreement. Effective April 1, 1998, the Company will be the exclusive supplier of PBX and Key System products in its Operating Areas while retaining the non-exclusive rights to service other Hungarian customers outside of the Operating Areas. In addition, the Company will be entitled to sell large call centers on a commission basis. The Company's minimum purchase requirements have been reduced to $2 million annually with potential penalties reduced to a maximum of $200,000 annually for failure to meet the purchase requirements. As part of the renegotiated relationship, the Company agreed to transfer back $400,000 of assets to Lucent and pay Lucent $150,000. The Company will transfer 28 of its 36 assumed employees back to Lucent or to a subcontractor. As a result, the Company has recorded a charge of $600,000 for the year ended December 31, 1997.

(10)   Common Stock

       In connection with a 1992 private placement and public offering, in addition to a 1994 private placement, the Company issued warrants to purchase 141,950 shares of Common Stock at prices ranging from $3.60 to $14.00 per share. During 1995, the Company issued 55,025 shares of Common Stock upon the exercise of such warrants at prices ranging from $3.60 to $10.15 per share. During 1996, warrants to purchase 3,016 shares of Common Stock at $10.15 were exercised. Proceeds from the exercise of these warrants totaled $284,000 in 1995 and $31,000 in 1996.

       In 1995, a former officer exercised options to purchase 328,494 shares of Common Stock at prices ranging from $4.00 to $12.25 per share. Proceeds from the exercise of these options totaled $2,012,000. During 1996, options to purchase 5,000 shares of Common Stock at $10 per share were exercised. Proceeds from the exercise of these options amounted to $50,000.

       During 1997, options to purchase 70,000 shares of Common Stock at prices ranging from $7.00 to $10.00 per share and warrants to purchase 11,586 shares of Common Stock at $10.15 per share were exercised. Proceeds from the exercise of these options and warrants amounted to approximately $635,000. In addition, the Company granted options to purchase up to 70,000 shares of Common Stock at below market prices to three officers as compensation, resulting in compensation expense of $70,000 and an increase to additional paid-in capital.

       During the third quarter of 1997, the Company entered into various agreements with TD pursuant to which TD agreed to exchange its ownership interest and outstanding loans in each of two Operating Companies for a total of 969,158 shares of the Company's Common Stock. The value of shares on the dates of issue totaled $10,689,000 which was recorded as an increase to Common Stock and additional paid-in capital. As a result of these transactions, TD has increased its share ownership in the Company to 18.8% of shares presently outstanding (see note 7).

       The Company has reserved 7,200,859 shares for issuance under stock option plans and agreements and warrants.

(11)   Stock Based Compensation

       Stock Option Plans

       The Company adopted a stock option plan (the "Plan") in April 1992 which provided for the issuance of an aggregate of 90,000 stock options which was increased to 750,000. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. The plan is administered by the Board of Directors, which may designate a committee to fulfill its responsibilities. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of December 31, 1997, 545,000 options provided for by the Plan had been issued, of which 167,500 were exercised and 377,500 remained outstanding.

       In 1997, the Company adopted a directors stock option plan (the "Directors' Plan") which provides for the issuance of an aggregate of 250,000 stock options. Options granted under the Directors' Plan are exercisable for up to 10 years from the date of grant. As of December 31, 1997, 50,000 options provided for by the Directors' Plan had been issued, of which 5,000 were exercised, 5,000 were cancelled and reverted back to the Directors' Plan, and 40,000 remained outstanding.

       The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued under the Plan and the Directors' Plan. Accordingly, no compensation cost has been recognized in the financial statements for options issued with an exercise price equal to or greater than the fair market value of the stock at the date of grant. Had the Company determined compensation cost for options issued under the plans based on the fair value at the grant date according to SFAS No. 123, the Company's net pro forma income and Earnings Per Share would have been as follows:

                                                         1997        1996         1995
                                                                 (in thousands)

              Net loss                As reported    ($36,236)   ($54,769)      ($20,024)
                                        Pro forma    ($36,468)    (54,982)       (20,237)

              Earnings Per Share      As reported      ($7.97)    ($13.14)       ($6.30)
                                        Pro forma      ($8.02)     (13.19)        (6.37)

       For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) a risk free rate of 6.56% in 1997, 5.4% in 1996 and 7.39% in 1995, (2) an
       expected life of 7 years for 1997, 6 years for 1996 and 5 years for 1995, and (3) volatility of approximately 33% for 1997 and 53% for both 1996 and 1995.

       Pro forma net loss reflects only options granted during 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock under SFAS 123 is not reflected in the pro forma net loss amounts because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

       The following is a summary of stock options and warrants, including those issued under the Plan and Directors' Plan referred to above, issued to officers, directors, and consultants, exercised and cancelled for the three years ended December 31, 1997:

       -------------------------- ------------------------ --------------------
                                        Outstanding         Option/Warrant Price
                                     Options/Warrants            Per Share
       -------------------------- --------------------- -----------------------
         December 31, 1994                  760,941          $3.60-$20.00
         Granted                            170,000         $12.25-$14.00
         Exercised                        (383,449)          $3.60-$12.25
         Cancelled                         (29,000)         $10.00-$10.25
       -------------------------- --------------------- -----------------------
         December 31, 1995                  518,492          $3.60-$20.00
         Granted                            200,000             $14.00
         Exercised                          (8,016)         $10.00-$10.15
         Cancelled                          (5,000)             $14.00
       -------------------------- --------------------- -----------------------
         December 31, 1996                  705,476          $3.60-$20.00
         Granted                            140,000          $8.75-$11.69
         Exercised                         (81,586)          $7.00-$10.15
         Cancelled                          (5,793)             $10.15
       -------------------------- --------------------- -----------------------
         December 31, 1997                  758,097          $3.60-$20.00
       -------------------------- --------------------- -----------------------

       The following table summarizes information about shares subject to outstanding options and warrants as of December 31, 1997 which were issued to current or former employees, directors or consultants pursuant to the Plan, Directors' Plan, employment or other agreements.


                                Options/Warrants Outstanding                      Options/Warrants Exercisable
                                                                          Weighted-
                                                       Weighted-           Average                    Weighted-
               Number              Range of        Average Exercise    Remaining Life   Number        Average
            Outstanding         Exercise Prices          Price            in Years    Exercisable    Exercise Price

                 253,647         $3.60-$4.00            $3.99             6.58          253,647        $3.99
                 120,000         $8.75-$9.44            $9.04             5.06          120,000        $9.04
                  97,500        $11.69-$12.25          $12.16             2.52           97,500       $12.16
                 261,950            $14.00             $14.00             3.06          261,950       $14.00
                  25,000            $20.00             $20.00             1.80           25,000       $20.00
                 -------                                                                 ------       ------

                 758,097         $3.60-$20.00           $9.10             4.44          758,097        $9.10
                 =======                                                                =======

       Stock Grants

       In March 1997, the Company issued 5,000 shares to a former officer as compensation. An amount of $51,875, representing the fair market value of the stock on the date of grant, has been recorded as compensation expense with a corresponding increase in Common Stock and additional paid-in-capital.

       In October 1996, the Board of Directors of the Company amended and restated employment agreements with three executive officers. As part of these agreements, the Company issued 8,000 shares to three executives. An amount of $101,000, representing the fair market value of the stock on the date of grant, was recorded as compensation expense with a corresponding increase in Common Stock and additional paid-in-capital.

       In March 1997, based on performance in 1996, options to purchase 70,000 shares of stock at an exercise price of $8.75 were granted to these three executive officers which became effective April 1, 1997.

       In December 1995, the Company entered into employment agreement with three executives which provided for, among other things, the granting of a total of 102,500 shares of Common Stock. The Common Stock grants vest over a four year period from the effective date of each agreement. As a result of these employment agreements, in 1995 the Company recorded an increase in additional paid-in-capital of $1,050,000, and a corresponding increase in deferred compensation which is being amortized over the vesting period.

(12)   Reconciliation of Net Income to Net Cash Used in Operating Activities

       The reconciliation of net loss to net cash provided by (used in) operating activities for the years ended December 31, 1997, 1996 and 1995 follows:

                                                                    1997          1996          1995
                                                                              (in thousands)

       Net loss                                               $   (36,236)      (54,769)      (20,024)
       Adjustments to reconcile net loss to
           net cash provided by operating activities:
              Depreciation and amortization                         8,349         4,270         2,211
              Asset write-downs                                                   2,005           562
              Equity in net loss of affiliates                                                    248
              Non-cash compensation                                   407           485         6,365
              Unrealized foreign currency loss                        209         1,084           602
              Extraordinary items                                                 7,318
              Termination benefits                                                6,260
              Other expense                                           386
              Minority interest                                                  (2,994)       (2,838)
              Deferred Payment of interest                         34,963         6,279            40
           Changes  in  operating  assets  and  liabilities
              net of  effects  of
              acquisitions:
              Accounts receivable                                  (6,273)       (3,663)       (1,399)
              Restricted cash                                       4,797        (4,974)        2,065
              VAT receivable                                        1,864        (1,757)       (3,305)
              Other assets                                         (1,087)       (5,976)          825
              Accounts payable and accruals                        (3,955)       10,955        12,311
              Advanced subscriber payments                         (2,851)        1,066          (312)
              Due to related parties                                4,364        (1,430)        2,183
                                                                  -------        ------        ------

       Net cash provided by (used in) operating activities    $     4,937       (35,841)         (466)
                                                              ===========       =======          ====

       Cash paid during the year for:
              Interest                                        $       196        16,961         1,672
                                                              ===========        ======         =====

       Summary of non-cash transactions (figures in dollars):

       During 1997 the Company:

                     Issued   969,158   shares  of   Common   Stock   valued  at
                     $10,689,000 to TD in exchange for interests and loans in two operating subsidiaries.

                     Issued 5,000 shares of Common Stock to a former officer and options to purchase 70,000 shares of Common Stock to three officers at exercise prices below market as compensation.

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

(13)   Related Parties

       Transactions entered into with certain related parties are as follows:

       (a)    Transactions with former officers and directors

              On July 26, 1996, the Company entered into Termination and Release Agreements, Consulting Agreements and Non-competition Agreements with its former Chairman and Chief Executive Officer; former Vice Chairman; and former Chief Financial Officer, Treasurer, Secretary and Director. Pursuant to these agreements, the Company agreed to make payments for severance, consulting fees and non-competition agreements amounting to $7.25 million, in equal monthly installments over a 72 month period commencing August 31, 1996, and also issued options to purchase 200,000 shares of Common Stock to the former Vice-Chairman at an exercise price of $14.00 per share. These commitments are supported by letters of credit. The Company recorded a charge of approximately $6.3 million in 1996 and made payments aggregating approximately $1,208,000 in 1997 and $503,000 in 1996 related to these agreements.

              On September 12, 1995 the Board of Directors of the Company had extended the employment contracts of its former Chairman,
              President and Chief Executive Officer and its former Chief Financial Officer, Treasurer, Secretary and Director for one year and vested all of the options contained in such employment agreements immediately instead of over the term of such employment contracts. Stock compensation expense for the year ended December 31, 1995 (including a charge for the entire amount related to the accelerated vesting of options of the Company's prior president, chief executive and chief financial officer) amounted to $6,365,000.

              In 1996 and 1995, the Company paid legal fees to the former Chief Financial Officer, Treasurer, Secretary and Director of approximately $146,000 and $158,000, respectively. Included in other assets at December 31, 1996 is $250,000 plus accrued interest due from the former Vice Chairman for funds advanced on a personal mortgage which was repaid in February 1997.

       (b)    Transactions with Teleconstruct

              In addition to transactions related to Pilistav (see note 16) in 1996, the Company purchased the premises used as offices by the Company and a residential apartment in Budapest, Hungary from Teleconstruct in two separate transactions for an aggregate purchase price of $643,000.

        (c)   Agreements with TD

              Amounts paid to TD in 1996 and 1995 under previously existing management services agreements amounted to approximately $976,000 and $1,778,000, respectively. The management services agreements with TD were terminated in August 1996.

        (d)   Transactions with Citizens Utilities Company

              Transactions with Citizens including those under the Management Service Agreements are discussed in Footnote 14.

       Amounts payable to related parties as of December 31, 1997 and 1996, were as follows:


                                                                  1997               1996
              Payable to former officers and directors      $   4,199,000    $   4,839,000
              Due to Citizens                                   7,175,000        1,491,000
              Due to TD                                                            770,000
              Due to Teleconstruct                                 34,000           34,000
                                                                 --------         --------
                                                            $  11,408,000    $   7,134,000
                                                            =============    =============

 (14)  Agreements with Citizens

       During 1995, the Company and certain subsidiaries of Citizens entered into a Master Agreement, a Loan Agreement and related Promissory Note, a Warrant to Purchase Shares of Common Stock to Citizens (the Warrant), a Stock Pledge Agreement, a Stock Option Agreement (the "First Stock Option Agreement") and second Stock Option Agreement (the "Second Stock Option Agreement"), a Registration Agreement and a Management Services Agreement (altogether, the "Citizens Agreements"). Simultaneously, Citizens entered into voting agreements with three affiliates of the Company and consummated the purchase of 300,000 shares of Common Stock of the Company from the then President, Chief Executive Officer and Chief Financial Officer and Director of the Company. Certain of these agreements were subsequently amended in connection with Citizens providing additional financial support to the Company.

       The Citizens Agreements, as amended, resulted in and provide for the following:

              The nomination by Citizens of one representative to the Company's board of directors (out of a minimum of six directors) for as long as Citizens owns at least 300,000 shares of Common Stock of the Company.

              Citizen's receipt of options and a warrant to purchase an aggregate of 3,638,832 (as adjusted for items described below) additional shares of Common Stock of the Company at exercise prices ranging from $13 to $18 per share under the First Stock
              Option Agreement and the Second Stock Option Agreement and Warrant, as amended (the "Citizens Options and Warrant"). The
              Citizens Options and Warrant were originally due to expire at various dates from May 31, 1997 to September 12, 2000. Expiration dates of the warrant and certain of the options were extended as discussed below. All of the options are subject to customary anti-dilution provisions which result in adjustments to the number and price per share of the options.

              Financial support under the Citizens Loan Agreements, as amended, to the Company by Citizens through advances or the arrangement of advances through Chemical Bank of approximately $31 million and guarantees by Citibank of $16 million totaling $47 million as of December 31, 1995. Chemical Bank provided such advances based upon a guarantee provided by Citizens on the Company's behalf.
              Consideration for Citizens commitment to provide the financial support in excess of the initial $5.2 million provided in the 1995 Citizens Loan Agreement included the grant to Citizens of an additional five year option to purchase 626,155 shares of Common Stock and its subsequent repricing, and the issuance of 250,000 shares of Common Stock to Citizens. The cost of this consideration to the Company, representing the fair value of the newly granted options and the subsequent repricing, and the fair value of the Common Stock amounted to $6,917,000. The fair value of the options granted and repriced were determined using the Black Scholes option pricing model.

              The 1995 Citizens Loan Agreement provided for certain events of default and remedies. Advances under the 1995 Loan Agreement bore interest at a variable rate equal to the prime rate plus 2%, payable quarterly in cash. To the extent the interest rate payable by the Company to Chemical was less than the applicable interest rate under the 1995 Citizens Loan Agreement, the Company was required to pay to Citizens the difference, as partial consideration for Citizens making its guaranty. The Company's option to repay advances and interest in Common Stock under the terms of the 1995 Citizens Loan Agreement was waived in connection with Citizen's commitment in February 1996 to provide additional financial support to the Company as described below.

              The maturity date of the loan was July 25, 1997; however, the 1995 Citizens Loan Agreement provided that in the event the Company issues or sells for cash, pursuant to any public or private offering, any shares of its capital stock (or any other securities or any obligations convertible into or exchangeable for Common Stock) or receives a bank loan or any bridge financing related to such offering, then the Company must repay the outstanding principal and accrued but unpaid interest from such net offering proceeds or related financing, subject to the prior repayment of any such advances made through third party lenders.

              On February 26, 1996, the Company and Citizens entered into, among other agreements, the 1996 Citizens Loan Agreement pursuant to which Citizens agreed to lend the Company up to an additional $46 million (the "Additional Citizens Financial Support"), including
              (i) an advance of up to $16 million to enable the Company to satisfy its obligations to Citibank, if Citibank's payment obligations to MATAV arose pursuant to its payment guaranty to secure Hungarotel's asset purchase and (ii) advances of up to $30 million, composed of up to $20 million for certain limited purposes and up to $10 million reserved for anticipated obligations under construction contracts to be approved by Citizens.

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

              Certain corporate, financial, technical, construction, marketing and operational services are to be provided by Citizens to the Company under the terms of the Management Services Agreement. Such services commenced on July 1, 1995 with a 12-year term. The Management Services Agreement currently provides for a fee equal to the greater of 5% of Adjusted Gross Revenues, as defined, or a fixed amount ranging from $100,000 to $395,800 per month from July 1995 through December 31, 1996, and $416,600 per month for each month commencing January 1997 for the remainder of the term, subject to adjustment for inflation. The monthly management fees during 1995 and 1996 were payable in cash or, with Citizen's consent, in shares of Common Stock of the Company equal in value to the fee, based upon a three-month market price average. Management fees payable to Citizens during 1997 amounted to $5,000,000 plus reimbursable costs of $691,000, in 1996 such fees amounted to $3,640,000 plus reimbursable costs of $1,862,000, while in 1995 such fees amounted to $900,000 plus reimbursable costs of $1,491,000. Cash payments made to Citizens in 1996 for management services totaled $5,865,000. As of December 31, 1997, the Company has accrued, but not paid, $7.2 million pursuant to the Management Services Agreement with Citizens. The Company and Citizens presently have a disagreement regarding certain issues with respect to the Management Services Agreement. The Company is currently in discussions with Citizens in an attempt to resolve these issues. Until such time as these issues are resolved, the Company currently intends to withhold any payments to Citizens with respect to the Management Services Agreement.

              The  right  for   Citizens  to  receive  an  option  to   purchase
              additional shares of Common Stock, if the Company issues in certain circumstances, in connection with any public or private offering, shares of Common Stock, other stock of the Company or any securities convertible into, or exchangeable or exercisable for shares of Common Stock or other stock of the Company prior to September 12, 1997, on the same terms applicable to the original two-year option granted under the Citizens Options and Warrant, to purchase the number or amount of shares sufficient to maintain Citizens' then existing percentage ownership on a fully diluted basis. If the issuance occurs after September 12, 1997, then the Company must grant Citizens the right to purchase at the applicable offering price the number of shares as is necessary to maintain Citizens' then existing percentage ownership on a fully diluted basis. The Company and Citizens currently have a disagreement regarding certain issues with respect to 1.9 million shares of Common Stock subject to Citizens' preemptive rights to date. The Company is currently in discussions with Citizens in an attempt to resolve these issues.

              In connection with the Postabank Credit Facility (see note 6), on October 18, 1996, the Company entered into certain agreements with Citizens in consideration for, among other things, Citizens' support in HTCC fulfilling all terms under the Citicorp Credit Facility, as amended, and in obtaining the Postabank Credit Facility. Under such agreements, the Company agreed to (i) extend to September 12, 2000 the exercise periods of a warrant and certain stock options to purchase approximately 2,142,041 shares of Common Stock (as presently adjusted), (ii) grant Citizens the option to purchase an additional 875,850 shares of Common Stock at an exercise price of $12.75 exercisable through September 12, 2000, and (iii) pay Citizens $750,000 in cash. The cost of this consideration to the Company representing the increase in fair value of the options previously granted, the fair value of the newly granted options and the cash payment amounted to $11.97 million. The fair value of the options was determined using the Black Scholes option pricing model. The Company has reflected the portion of the cost related to the financial support in fulfilling the terms of the Citicorp Credit Facility, $5.7 million, as a current period charge in 1996. The remaining $6.27 million has been capitalized in other assets with other direct costs incurred in obtaining the Postabank Credit Facility and is being amortized over the term of the related debt.

              Additionally, the Company is also obligated to bear the cost of registering shares it has issued to Citizens, including shares issuable under the Citizens Options and Warrant. As a result of the above transactions and certain open market purchases by Citizens, on December 31, 1997 Citizens held 17.3% of the
              Company's outstanding Common Stock and 4,514,682 options and warrants to purchase Common Stock. In addition to such options and warrant, the Company and Citizens are currently in a dispute with respect to Citizens preemptive rights as to 1.9 million shares of Common Stock. Citizens' ownership of the Company's outstanding shares on a fully diluted basis (including its shares of Common Stock, options, warrant and preemptive rights subject to dispute) is approximately 58.9% at December 31, 1997.

(15)   Employee Benefit Plan

       Effective December 1996, the Company established a 401(k) salary deferral plan (the "401(k) Plan") on behalf of its U.S. employees. The 401(k) Plan is a qualified defined contribution plan and allows participating employees to defer up to 15% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company has the discretion to match contributions made by the employee. No matching contributions were made by the Company in 1997 and 1996.

(16)   Investment in Pilistav

       In March 1995, the Company acquired Teleconstruct's 68% ownership interest in Pilistav for $919,000, raising its ownership interest to 94%. The Company has consolidated the accounts of Pilistav from April 1, 1995.

       Pilistav had applied for but did not receive a concession to own and operate a local telephone network in Hungary and as such had no operations. In the second quarter of 1995, subsequent to the Company acquiring Teleconstruct's interest in Pilistav, a writedown of $562,000 was recorded to reduce the net assets of Pilistav to their estimated fair value of approximately $75,000. In March 1996, the Company sold the assets of Pilistav to MATAV for approximately $220,000.

(17)   Quarterly Financial Data (unaudited)


                                                  ($ in thousands)
                                         Revenue        Net Loss     Net loss
                                                                     Per share
                          1997
             First quarter              $ 7,924        $ (6,948)    $ (1.66)
             Second quarter               9,297          (8,183)      (1.95)
             Third quarter                9,669          (9,050)      (1.96)
             Fourth quarter              11,001         (12,055)      (2.33)

                          1996
             First quarter              $ 5,159        $ (5,768)    $ (1.41)
             Second quarter               4,534         (15,623)      (3.70)
             Third quarter                5,034         (13,105)      (3.14)
             Fourth quarter               6,183         (20,273)      (4.86)

       The net loss for the third quarter of 1997 has been restated to reflect a decrease in capitalized interest of $1.65 million as a result of revisions to estimated completion dates of construction work in process amounts outstanding during the period.

                      HUNGARIAN TELEPHONE AND CABLE CORP.

                               Index to Exhibits

Exhibit No.    Description

   21          Subsidiaries of the Registrant