Form 10-Q
period 1998-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 1998-05-13
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                  For the quarterly period ended March 31, 1998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998     Commission file number 1-11484
                               --------------




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


Common Stock, $.001 par value                      5,277,395 Shares
(Class)                                            (Outstanding at May 13, 1998)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                          Page No.

       Consolidated Condensed Balance Sheets                               2
       Consolidated Condensed Statements of Operations                     3
       Consolidated Condensed Statements of Stockholders' Deficit          4
       Consolidated Condensed Statements of Cash Flows                     5
       Notes to Consolidated Condensed Financial Statements                6
       Management's Discussion and Analysis of Financial Condition         9
           and Results of Operations

Part II. Other Information                                                15

Signature                                                                 16

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.  Financial Statements

                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                      Assets              March 31, 1998  December 31, 1997
                                      ------              --------------  -----------------

                                                            (unaudited)
Current assets:
    Cash                                             $           5,949   $           4,031
    Restricted cash                                                514                 536
    Accounts receivable, net                                     8,207               9,437
    VAT receivable, net                                            489               2,641
    Inventories                                                  1,647               1,231
    Prepayments and other current assets                         1,419               2,146
                                                          ------------        ------------

           Total current assets                                 18,225              20,022
Net property, plant and equipment                              138,728             138,885
Goodwill, less accumulated amortization                         10,564              11,299
Other intangibles, less accumulated amortization                 5,813               6,168
Other assets                                                     9,177              10,111
                                                          ------------        ------------

Total assets                                         $         182,507   $         186,485
                                                          ============        ============

               Liabilities and Stockholders' Deficit

Current liabilities:
    Current installments of long-term debt           $          12,537   $           7,489
    Accounts payable                                             4,984               7,996
    Advance subscriber payments                                    264                 351
    Due to related parties                                       9,455               7,932
    Accruals                                                     4,503               4,364
    Other current liabilities                                      677                 689
                                                          ------------        ------------

           Total current liabilities                            32,420              28,821
Long-term debt, excluding current installments                 196,762             194,537
Deferred revenue                                                 1,379               1,488
Due to related parties                                           3,280               3,476
                                                          ------------        ------------

           Total liabilities                                   233,841             228,322
                                                          ------------        ------------
Stockholders' deficit:
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued 5,302,395 shares
       in 1998 and 5,235,370 shares in 1997                          5                   5
    Additional paid-in capital                                  71,089              70,772
    Accumulated deficit                                       (128,897)           (117,197)
    Accumulated other comprehensive income                       6,796               4,964
    Deferred compensation                                         (327)               (381)
                                                          ------------        ------------
           Total stockholders' deficit                         (51,334)            (41,837)
                                                          ------------        ------------
Total liabilities and stockholders' deficit          $         182,507   $         186,485
                                                          ============        ============

     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
            For the Three Month Periods Ended March 31, 1998 and 1997
                 (In thousands, except share and per share data)

                                   (unaudited)




                                                         1998             1997
                                                         ----             ----

TELEPHONE SERVICES REVENUES, NET                $       9,372    $       7,924
Operating expenses:
    Operating and maintenance expenses                  5,592            5,240
    Depreciation and amortization                       2,740            1,759
    Management fees                                     1,504            1,407
                                                   ----------      -----------

    Total Operating Expenses                            9,836            8,406
                                                   ----------      -----------
LOSS FROM OPERATIONS                                     (464)            (482)
Other income (expenses):
    Foreign exchange losses                              (267)            (263)
    Interest expense                                  (11,109)          (6,573)
    Interest income                                       108              296
    Other, net                                             32               74
                                                   ----------      -----------

NET LOSS                                        $     (11,700)   $      (6,948)
                                                   ==========      ===========


NET LOSS PER COMMON SHARE - BASIC               $       (2.22)   $      (1.66)
                                                      =======          ======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           5,272,865        4,185,317
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

                                   (unaudited)

                                                                                     Accumulated
                                                             Additional                 Other                    Total
                                                     Common    Paid-in  Accumulated Comprehensive  Deferred   Stockholders'
                                          Shares      Stock    Capital    Deficit      Income     Compensation  Deficit
--------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997           5,235,370    $  5       70,772    (117,197)      4,964      (381)   $  (41,837)

Earned compensation                                                                                   54            54

Exercise of options and warrants           56,400                  224                                             224

Shares issued as compensation              10,625                   93                                              93

Net loss                                                                   (11,700)                            (11,700)

Foreign currency translation adjustment                                                  1,832                   1,832

Balances at March 31, 1998              5,302,395    $  5       71,089    (128,897)      6,796      (327)   $  (51,334)
----------------------------------------------------------------------------------------------------------------------







     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
            For the Three Month Periods Ended March 31, 1998 and 1997
                                 (In thousands)

                                   (unaudited)


                                                              1998              1997
                                                              ----              ----

Net cash provided by operating activities              $         1,662              805
                                                            ----------      -----------
Cash flows from investing activities:
    Construction of telecommunication networks                  (8,667)         (23,683)
    Decrease in construction deposits                              499            2,887
    Proceeds from sale of assets                                    10              170
                                                            ----------      -----------

           Net cash used in investing activities                (8,158)         (20,626)
                                                            ----------      -----------
Cash flows from financing activities:
    Borrowings under long-term debt                             10,328           23,596
    Repayment of long-term debt                                 (1,820)          (9,959)
    Proceeds from exercise of options                              224               50
                                                            ----------      -----------
           Net cash provided by financing activities             8,732           13,687
                                                            ----------      -----------
Effect of foreign exchange rate changes on cash                   (318)            (976)
                                                            -----------     -----------

Net increase (decrease) in cash and cash equivalents             1,918           (7,110)

Cash and cash equivalents at beginning of period                 4,031           15,876
                                                            ----------      -----------

Cash and cash equivalents at end of period             $         5,949            8,766
                                                            ==========      ===========





     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


(1)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The accompanying condensed consolidated financial statements have been prepared without audit and, in the opinion of management, include all adjustments consisting mainly of normal recurring accruals necessary for a fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

       (b)    Net Loss Per Share

              The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), on December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted EPS for net income on the face of the statement of operations and a separate reconciliation of both EPS amounts. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period presented. Basic loss per share for 1997 has been restated to give effect to SFAS 128 and was not different from net loss per share measured under APB No. 15. Potentially dilutive common stock equivalents totalling 7,449,242 and 5,629,706 for the quarters ended March 31, 1998 and 1997, respectively, have not been included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

(2)    Cash and Restricted Cash

       (a)    Cash

              At March 31, 1998,  cash of $5,949,000  comprised  the  following:
              $5,757,000 consisting of $383,000 denominated in U.S. dollars and the equivalent of $5,374,000 denominated in Hungarian Forints on deposit with banks in Hungary, and; $192,000 on deposit in the United States.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       (b)    Restricted Cash

              At March 31, 1998, approximately $468,000 of cash denominated in Hungarian Forints was restricted under concession contract fulfillment guarantees with restrictions to be removed principally upon the successful attainment of certain operational requirements as prescribed in the concession agreements. The Company expects to satisfy the operational requirements within one year and therefore the restricted cash is shown as a current asset.

              At March 31, 1998, approximately $22,000 of cash denominated in U.S. Dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $24,000 was restricted pursuant to certain arrangements with other parties.

(3)    Related Parties

       Current and long-term amounts due to related parties totalling $12,735,000 at March 31, 1998 is comprised of the following: $34,000 due to Hungarian Teleconstruct Corp. ("Teleconstruct") for rent and other services, plus interest, $8,675,000 due to a subsidiary of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") for reimbursable management costs and management fees accrued under the Management Services Agreement (see
       Note 4 below); and $4,026,000 representing payments due to certain former officers under separate termination, consulting and non-competition agreements.

       The Company paid approximately $302,000 during the first quarters of 1998 and 1997 to three former officers under these agreements.

(4)    Issues with Citizens

       The Company and Citizens presently have a disagreement regarding certain issues with respect to the Management Services Agreement with Citizens. As of March 31, 1998, the Company has accrued as a current liability, but not paid, $8.7 million pursuant to the Management Services Agreement. The Company currently intends to withhold any payments to Citizens until

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       such time as these issues are resolved. The Company and Citizens also have a disagreement regarding certain issues with respect to 2.1 million shares of Common Stock subject to Citizens' preemptive rights to date. The Company is currently in discussions with Citizens in an attempt to resolve these issues.

(5)    Comprehensive Income

       Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 requires that changes in the amounts of items such as foreign currency translation adjustments are to be displayed prominently in the financial statements. The Company's total comprehensive loss is as follows:


                                                March 31,        March 31,
                                                  1998             1997

          Net loss                              (11,700)          (6,948)

          Foreign currency translation
              adjustment                          1,832            1,740
                                              ---------         --------

          Total comprehensive loss               (9,868)          (5,208)
                                              =========         ========

(6)    Credit Facility

       On October 15, 1996, the Company and its subsidiaries entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank es Takarekpenztar ("Postabank"), a Hungarian commercial bank (the "Postabank Credit Facility"). Proceeds from the loan may be drawn entirely in Hungarian Forints and up to 20% of the principal may be drawn in U.S. Dollars through March 31, 1999.

       Since October 1996, the Company has utilized the funding provided by the Postabank Credit Facility to continue construction of its telecommunications networks, provide working capital, and repay other existing debt obligations. As of March 31, 1998 and 1997, the Company had borrowed a total of $164 million and $139 million, respectively, under the Postabank facility.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Introduction

         Hungarian Telephone and Cable Corp. ("HTCC" and, together with its consolidated subsidiaries, the "Company") is engaged primarily in the provision of telecommunications services through its majority-owned operating subsidiaries, Kelet-Nograd Com Rt. ("KNC"), Raba Com Rt.
("Raba-Com"), Papa es Tersege Telefon Koncesszios Rt. ("Papatel") and Hungarotel Tavkozlesi Rt. ("Hungarotel"). The Company earns substantially all of its telecommunications revenue from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer's discretion).

         During 1996 and 1997, the Company embarked on a significant network development program designed to meet its substantial demand backlog, increase the number of basic telephone access lines in service and modernize existing facilities. The development and installation of the network in each of the Company's operating areas required significant capital expenditures. Additional capital expenditures to further expand the Company's networks, together with associated operating expenses, will continue to result in the use of outstanding credit facilities until a customer base large enough to provide sufficient revenues and operating cash flow is established.

         As a result of the development program to date, the Company achieved EBITDA* of $2.3 million during the quarter ended March 31, 1998, up from EBITDA of $1.3 million for the quarter ended March 31, 1997. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers, revenues per customer and construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

--------
* EBITDA is defined as net revenue less operating and maintenance expenses and management fees. The Company has included information concerning EBITDA because it understands that it is used by certain investors as one measure of the Company's ability to service or incur indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and is not necessarily comparable to similarly titled measures used by other companies. EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

         The success of the Company's strategy is dependent upon its ability to increase revenues through the addition of new subscribers. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added approximately 117,000 access lines through March 31, 1998 to the approximately 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("MATAV"), the former State-controlled monopoly telephone company. During this same period, churn has been negligible, primarily due to the Company's exclusivity rights and the demand for services evidenced by the wait-listed subscriber base.

Comparison of Three Months Ended March 31, 1998 and Three Months Ended March 31, 1997

   Net Revenues

                                                           Quarter ended
        (dollars in millions)                            1998         1997        % change
        Measured service revenues                         7.8           6.0            30
        Subscription revenues                             2.7           1.5            80
        Net interconnect charges                         (2.4)        (2.5)           (4)
        Net measured service and subscription revenues    8.1           5.0            62
        Connection fees                                   0.6           2.5          (76)
        Other operating revenues, net                     0.7           0.4            75
        Telephone Service Revenues, Net                   9.4           7.9            18


         The Company recorded a 18% increase in telephone service revenues to $9.4 million for the three months ended March 31, 1998 from $7.9 million for the three months ended March 31, 1997.

         Net measured service and subscription revenues increased 62% to $8.1 million for the three months ended March 31, 1998 from $5.0 million for the three months ended March 31, 1997. Measured service revenues increased 30% to $7.8 million during the three months ended March 31, 1998 from $6.0 million during the three months ended March 31, 1997. Subscription revenues increased 80% to $2.7 million during the three months ended March 31, 1998 from $1.5 million during the three months ended March 31, 1997. These increases in measured service and subscription revenues are the result of a 70% increase in average access lines in service from approximately 175,800 lines for the three months ended March 31, 1998 from approximately 103,400 lines during the three months ended March 31, 1997.

         These revenues have been offset by net interconnect charges which totalled $2.4 million during the three months ended March 31, 1998 compared to $2.5 million during the three months ended March 31, 1997. As a percentage of call and subscription revenues, net interconnect charges have declined from 33% for the three months ended March 31, 1997 to 23% for the three months ended March 31, 1998, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1998.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

         Connection fees for the three month period ended March 31, 1998 totalled $0.6 million as compared to $2.5 million for the three months ended March 31, 1997. This decrease reflects the reduction in the number of new access lines connected from 18,800 lines during the three months ended March 31, 1997 to 2,500 lines during the three months ended March 31, 1998. Connection fees were expected to decline substantially during the quarter as the majority of wait-listed customers have been provided with access lines.

         Other operating revenues increased 75% to $0.7 million during the three months ended March 31, 1998 compared to $0.4 million during the three months ended March 31, 1997 due to revenues generated from Lucent PBX sales and related maintenance services.

   Operating and Maintenance Expenses

         Operating and maintenance expenses increased 7% to $5.6 million for the three months ended March 31, 1998 as compared to $5.2 million for the three months ended March 31, 1997. On a per line basis, operating and maintenance expenses decreased to approximately $32 per average access line for the three months ended March 31, 1998 from $50 for the three months ended March 31, 1997 as the Company achieved productivity improvements, including the decreased use of labor intensive manual switchboards and the increased use of modern switching technology.

   Depreciation and Amortization

         Depreciation and amortization charges increased $0.9 million to $2.7 million for the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. This increase was due to the increase in plant and lines in operation.

   Management Fees

         Management fees pursuant to management service agreements increased $0.1 million to $1.5 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997.

   Loss from Operations

         Loss from operations remained constant at $0.5 million for the three months ended March 31, 1998 and March 31, 1997. Higher revenues during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 were offset primarily by depreciation charges along with a slight increase in operating and maintenance expenses during the quarter.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


   Foreign Exchange Losses

         Foreign exchange losses remained constant at $0.3 million for the three months ended March 31, 1998 and March 31, 1997. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark.

   Interest Expense

         Interest expense increased to $11.1 million for the three months ended March 31, 1998 from $6.6 million for the three months ended March 31, 1997. This increase was attributable to higher average debt levels during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 as the Company incurred indebtedness in order to continue the construction of its telecommunications networks and repay other loan obligations.

   Interest Income

         Interest income decreased to $0.1 million for the three months ended March 31, 1998 from $0.3 million for the three months ended March 31, 1997 due to lower average cash balances outstanding during the three months ended March 31, 1998.

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $11.7 million during the three months ended March 31, 1998 as compared to a net loss of $6.9 million during the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development of the network in each of the Company's operating areas requires significant capital expenditures. These expenditures, together with associated operating expenses, will continue to result in substantial cash requirements at least until a customer base large enough to provide sufficient revenues and operating cash flow is established.

         Cash flow provided from operating activities totalled $1.7 million during the three months ended March 31, 1998 compared to cash provided by operating activities of $0.8 million during the three months ended March 31, 1997. For the three months ended March 31, 1998, the Company used $8.2 million for investing activities, which was primarily used to fund the construction of the Company's telecommunications networks, compared to $20.6 million used for investing activities in the three months ended March 31, 1997. Financing activities provided net cash of $8.7 million and $13.7 million for the three months ended March 31, 1998 and 1997, respectively.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

         The Company and Citizens presently have a disagreement regarding certain issues with respect to the Management Services Agreement with Citizens. As of March 31, 1998, the Company has accrued as a current liability, but not paid, $8.7 million pursuant to the Management Services Agreement. The Company currently intends to withhold any payments to Citizens until such time as these issues are resolved. The Company and Citizens also have a disagreement regarding certain issues with respect to 2.1 million shares of Common Stock subject to Citizens' preemptive rights to date. The Company is currently in discussions with Citizens in an attempt to resolve these issues.

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

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         The Company's Hungarian operations generate revenues in Hungarian Forints and incur operating and other expenses, including capital expenditures, predominately in Hungarian Forints but as well in U.S. Dollars. The Company's resulting foreign currency exposure is difficult to hedge due to the significant costs involved and the lack of a market for such hedging. In addition, certain of the Company's balance sheet accounts are expressed in foreign currencies other than the Hungarian Forint, the Company's functional currency. Accordingly, when such accounts are converted into Hungarian Forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income or loss. When the Company and its subsidiaries' Forint-denominated accounts are translated into U.S. Dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders' deficit.

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

                           Part II. Other Information

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.  Legal Proceedings

On April 3, 1998, a former employee of the Company filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York alleging that the Company wrongfully terminated the plaintiff's employment with the Company in violation of the plaintiff's terminated employment agreement. The plaintiff is seeking damages in excess of $1,000,000. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend this action.

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


                                 Hungarian Telephone and Cable Corp.
                                          (Registrant)


May 13, 1998                     By: /s/Francis J. Busacca, Jr.
                                    ---------------------------
                                      Francis J. Busacca, Jr.
                                      Chief Financial Officer, Interim President
                                        and Chief Executive Officer; Duly
                                        Authorized Officer