Form 10-Q
period 1998-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 1998-08-14
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                  For the quarterly period ended June 30, 1998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998      Commission file number 1-11484




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



Common Stock, $.001 par value                   5,277,395 Shares
(Class)                                         (Outstanding at August 12, 1998)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                          Page No.

       Consolidated Condensed Balance Sheets                                2
       Consolidated Condensed Statements of Operations                      3
       Consolidated Condensed Statements of Stockholders' Deficiency        4
       Consolidated Condensed Statements of Cash Flows                      5
       Notes to Consolidated Condensed Financial Statements                 6
       Management's Discussion and Analysis of Financial Condition          9
           and Results of Operations

Part II. Other Information                                                 18

Signatures                                                                 20

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)


                                      Assets             June 30, 1998       December 31, 1997

                                   (unaudited)
Current assets:
    Cash                                            $       3,549       $        4,031
    Restricted cash                                           510                  536
    Accounts receivable, net                                7,532                9,437
    VAT receivable, net                                        42                2,641
    Inventories                                             1,274                1,231
    Prepayments and other current assets                    1,163                2,146
                                                            -----                -----

           Total current assets                            14,070               20,022

Net property, plant and equipment                         135,848              138,885
Goodwill, less accumulated amortization                    10,104               11,299
Other intangibles, less accumulated amortization            5,605                6,168
Other assets                                                8,708               10,111
                                                            -----               ------

Total assets                                        $     174,335       $      186,485
                                                          =======              =======

             Liabilities and Stockholders' Deficiency

Current liabilities:
    Current installments of long-term debt          $      17,811       $        7,489
    Accounts payable                                        1,583                7,996
    Advance subscriber payments                               237                  351
    Due to related parties                                 10,478                7,932
    Accruals                                                3,807                4,364
    Other current liabilities                               1,340                  689
                                                            -----                  ---

           Total current liabilities                       35,256               28,821

Long-term debt, excluding current installments            195,307              194,537
Deferred revenue                                            1,483                1,488
Due to related parties                                      3,079                3,476
                                                            -----                -----

           Total liabilities                              235,125              228,322
                                                          =======              =======

Stockholders' deficiency:
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued 5,277,395 shares
       in 1998 and 5,235,370 shares in 1997                     5                    5
    Additional paid-in capital                             70,833               70,772
    Accumulated deficit                                  (139,852)            (117,197)
    Accumulated other comprehensive income                  8,224                4,964
    Deferred compensation                                       -                 (381)
                                                            -----                -----
           Total stockholders' deficiency                 (60,790)             (41,837)
                                                          -------              -------

Total liabilities and stockholders' deficiency      $     174,335       $      186,485
                                                          =======              =======

     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
        For the Three and Six Month Periods Ended June 30, 1998 and 1997
                 (In thousands, except share and per share data)

                                   (unaudited)

                                                   Three Months Ended               Six Months Ended
                                                          June 30,                       June 30,
                                                     1998          1997             1998          1997
TELEPHONE SERVICES REVENUES, NET               $    9,718    $    9,297       $   19,090    $   17,221

Operating expenses:
    Operating and maintenance expenses              4,975         6,087           10,567        11,327
    Depreciation and amortization                   2,948         1,653            5,688         3,412
    Management fees                                   996         1,329            2,500         2,736
                                                    -----         -----            -----         -----
    Total Operating Expenses                        8,919         9,069           18,755        17,475
                                                    -----         -----           ------        ------
INCOME (LOSS) FROM OPERATIONS                         799           228              335          (254)

Other income (expenses):
    Foreign exchange losses                           (83)          (49)            (350)         (312)
    Interest expense                              (11,688)       (8,530)         (22,797)      (15,103)
    Interest income                                   111           155              219           451
    Other, net                                        (94)           13              (62)           87
                                                    -----         -----            -----         -----
NET LOSS                                       $  (10,955)   $   (8,183)      $  (22,655)   $  (15,131)
                                                  =======        ======          =======       =======


NET LOSS PER COMMON SHARE - BASIC              $   (2.07)    $   (1.95)       $   (4.29)    $   (3.61)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                       5,285,637     4,189,626        5,279,286     4,187,483
                                                =========     =========        =========     =========




     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
          Consolidated Condensed Statements of Stockholders' Deficiency
                        (In thousands, except share data)

                                   (unaudited)

                                                                                     Accumulated
                                                             Additional                 Other                     Total
                                                     Common    Paid-in  Accumulated Comprehensive   Deferred   Stockholders'
                                          Shares      Stock    Capital    Deficit      Income     Compensation  Deficiency
--------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997           5,235,370    $   5      70,772    (117,197)      4,964      (381)   $  (41,837)

Earned compensation                                                                                  125           125

Cancellation of shares                    (25,000)                (256)                              256             -

Exercise of options and warrants           56,400                  224                                             224

Shares issued as compensation              10,625                   93                                              93

Net loss                                                                   (22,655)                            (22,655)

Foreign currency translation adjustment                                                  3,260                   3,260
                                           ------       ---        ---     -------       -----       ---         -----
Balances at June 30, 1998               5,277,395      $  5     70,833    (139,852)      8,224         -    $  (60,790)
                                        =========       ===     ======    ========       =====      =====      =======






     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
             For the Six Month Periods Ended June 30, 1998 and 1997
                                 (In thousands)

                                   (unaudited)


                                                                 1998               1997
Net cash provided by operating activities                 $      2,606             5,191
Cash flows from investing activities:                            -----             -----
    Construction of telecommunication networks                 (11,998)          (42,301)
    Decrease in construction deposits                              527
    Acquisition of interest in subsidiary                          (20)
    Proceeds from sale of assets                                     -               299
                                                                 -----             -----
           Net cash used in investing activities               (11,491)          (42,002)
Cash flows from financing activities:                          -------           -------
    Borrowings under long-term debt                             12,053            41,906
    Repayment of long-term debt                                 (3,577)          (15,741)
    Proceeds from exercise of options                              224                50
                                                                 -----             -----
           Net cash provided by financing activities             8,700            26,215
                                                                 -----            ------
Effect of foreign exchange rate changes on cash                   (297)           (1,353)
                                                                 -----            ------
Net decrease in cash and cash equivalents                         (482)          (11,949)

Cash and cash equivalents at beginning of period                 4,031            15,876
                                                                 -----            ------
Cash and cash equivalents at end of period                $      3,549             3,927
                                                                 =====             =====




     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


(1)    Summary of Significant Accounting Policies

       (a)     Basis of Presentation

              The accompanying condensed consolidated financial statements have been prepared without audit and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

       (b)    Net Loss Per Share

              The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), on December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted EPS for net income on the face of the statement of operations and a separate reconciliation of both EPS amounts. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period presented. Basic loss per share for 1997 has been restated to give effect to SFAS 128 and was not different from net loss per share measured under APB No. 15. Potentially dilutive common stock equivalents totalling 7,492,384 and 5,897,254 for the periods ending June 30, 1998 and 1997, respectively, have not been included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

         (c)   New Accounting Pronouncements

               SFAS No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related party disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for its annual reporting in 1998.

               In June 1998, Statement of Financial Account Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time the Company does not utilize derivative instruments and accordingly it is anticipated that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

(2)    Cash and Restricted Cash

       (a)    Cash

              At June 30, 1998,  cash of  $3,549,000  comprised  the  following:
              $3,161,000 consisting of $175,000 denominated in U.S. dollars and the equivalent of $2,986,000 denominated in Hungarian Forints on deposit with banks in Hungary, and; $388,000 on deposit in the United States.

       (b)    Restricted Cash

              At June 30, 1998, approximately $456,000 of cash denominated in Hungarian Forints was restricted under concession contract fulfillment guarantees with restrictions to be removed principally upon the successful attainment of certain operational requirements as prescribed in the concession agreements. The Company expects to satisfy the operational requirements within one year and therefore the restricted cash is shown as a current asset.

              At June 30, 1998, approximately $22,000 of cash denominated in U.S. Dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $32,000 was restricted pursuant to certain arrangements with other parties.

(3)    Related Parties

       Current and long-term amounts due to related parties totalling $13,557,000 at June 30, 1998 is comprised of the following: $34,000 due to Hungarian Teleconstruct Corp. ("Teleconstruct") for rent and other services, plus interest, $9,674,000 due to a subsidiary of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") for reimbursable management costs and management fees accrued under the Management Services Agreement (see
       Note 4 below); and $3,849,000 representing payments due to certain former officers under separate termination, consulting and non-competition agreements.

       The Company paid approximately $604,000 during the six months ended June 30, 1998 and 1997 to three former officers under these agreements.

(4)    Issues with Citizens

       The Company and Citizens presently have disagreements with respect to the Management Services Agreement and shares of Common Stock subject to Citizens' preemptive rights. As of June 30, 1998, the Company has accrued as a current liability, but not paid, $9.7 million pursuant to the Management Services Agreement with Citizens. The Company currently intends to withhold any payments to Citizens with respect to the Management Services Agreement until such time as these issues are resolved. The Company and Citizens also have a disagreement regarding certain issues with respect to 2.1 million shares of Common Stock subject to Citizens' preemptive rights to date. The Company is currently in discussions with Citizens in an attempt to resolve these issues.

(5)    Comprehensive Income

       Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 requires that changes in the amounts of items such as foreign currency translation adjustments are to be displayed prominently in the financial statements. The Company's total comprehensive loss is as follows:

                                                     June 30,         June 30,
                                                       1998             1997

            Net loss                                 (22,655)         (15,131)

            Foreign currency translation
                adjustment                             3,260            3,370

            Total comprehensive loss                 (19,395)         (11,761)

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

       Since October 1996, the Company has utilized the funding provided by the Postabank Credit Facility to continue construction of its telecommunications networks, provide working capital, and repay other existing debt obligations. As of June 30, 1998 and 1997, the Company had borrowed a total of $166 million and $143 million, respectively, under the Postabank facility.

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

         The Company has embarked on a significant network development program which has met its substantial demand backlog, increased the number of basic telephone access lines in service and modernized existing facilities. The development and installation of the network in each of the Company's operating areas required significant capital expenditures. These expenditures, together with associated operating expenses, will continue to result in the use of outstanding credit facilities until a customer base large enough to provide sufficient revenues and operating cash flow is established.

         As a result of the development program to date, the Company achieved EBITDA1 of $3.7 million during the quarter ended June 30, 1998, up from EBITDA of $1.9 million for the quarter ended June 30, 1997. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract customers, revenues per customer and construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

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

Company's network construction and expansion program has added approximately 118,000 access lines through June 30, 1998 to the approximately 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("MATAV"), the former State-controlled monopoly telephone company.


               Comparison of Three Months Ended June 30, 1998 and
                        Three Months Ended June 30, 1997

   Net Revenues

                                                                 Quarter end
        (dollars in millions)                                1998         1997        % change
        Measured service revenues                             7.9           6.3            25
        Subscription revenues                                 2.7           1.6            69
        Net interconnect charges                             (2.5)         (2.5)            -
                                                             ----          ----
        Net measured service and subscription revenues        8.1           5.4            50
        Connection fees                                       0.4           3.5          (89)
        Other operating revenues, net                         1.2           0.4           200
                                                             ----          ----
        Telephone Service Revenues, Net                       9.7           9.3             4
                                                             ====          ====


         The Company recorded a 4% increase in telephone service revenues to $9.7 million for the three months ended June 30, 1998 from $9.3 million for the three months ended June 30, 1997.

         Net measured service and subscription revenues increased 50% to $8.1 million for the three months ended June 30, 1998 from $5.4 million for the three months ended June 30, 1997. Measured service revenues increased 25% to $7.9 million during the three months ended June 30, 1998 from $6.3 million during the three months ended June 30, 1997. Subscription revenues increased 69% to $2.7 million during the three months ended June 30, 1998 from $1.6 million during the three months ended June 30, 1997. These increases in measured service and subscription revenues are the result of a 47% increase in average access lines in service from approximately 120,00 lines for the three months ended June 30, 1997 to approximately 176,200 lines during the three months ended June 30, 1998.

         These revenues have been offset by net interconnect charges which totalled $2.5 million during the three month periods ended June 30, 1998 and 1997. As a percentage of call and subscription revenues, net interconnect charges have declined from 32% for the three months ended June 30, 1997 to 24% for the three months ended June 30, 1998, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1998.

         Connection fees for the three month period ended June 30, 1998 totalled $0.4 million as compared to $3.5 million for the three months ended June 30, 1997. This decrease reflects the reduction in the number of new access lines connected from approximately 15,000 lines during the three months ended June 30, 1997 to approximately 3,200 lines during the three months ended June 30, 1998. Connection fees were expected to decline substantially during the quarter as the majority of waitlisted customers have been provided with access lines.

         Other operating revenues increased to $1.2 million during the three months ended June 30, 1998 from $0.4 million during the three months ended June 30, 1997 due to revenues generated from Lucent PBX sales and related maintenance services, revenues generated from the provision of direct lines, as well as the receipt of a government subsidy to maintain low subscription fees.

   Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 18% to $5.0 million for the three months ended June 30, 1998 as compared to $6.1 million for the three months ended June 30, 1997. On a per line basis, operating and maintenance expenses decreased to approximately $28 per average access line for the three months ended June 30, 1998 from $51 for the three months ended June 30, 1997 as the Company achieved productivity improvements, including stopping the use of labor intensive manual switchboards through the use of modern switching technology, as well as increased focus on reducing operating expenses.

   Depreciation and Amortization

         Depreciation and amortization charges increased $1.2 million to $2.9 million for the three months ended June 30, 1998 from $1.7 million for the three months ended June 30, 1997. This increase was due to the increase in depreciation of plant and lines in operation.

   Management Fees

         Management fees pursuant to management service agreements decreased $0.3 million to $1.0 million for the three months ended June 30, 1998 from $1.3 million for the three months ended June 30, 1997.

   Income from Operations

         Income from operations increased to $0.8 million for the three months ended June 30, 1998 from $0.2 million for the three months ended June 30, 1997. Higher revenues and lower operating and maintenance expenses during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 were offset by increased depreciation and amortization charges during the quarter.

   Foreign Exchange Losses

         Foreign exchange losses increased from approximately $50,000 for the three months ended June 30, 1997 to approximately $80,000 for the three months ended June 30, 1998. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark.

   Interest Expense

         Interest expense increased to $11.7 million for the three months ended June 30, 1998 from $8.5 million for the three months ended June 30, 1997. This increase was attributable to higher average debt levels during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 as the Company incurred indebtedness in order to continue the construction of its telecommunications networks and repay other loan obligations.

   Interest Income

         Interest income decreased to $0.1 million for the three months ended June 30, 1998 from $0.2 million for the three months ended June 30, 1997 due to lower average cash balances outstanding during the three months ended June 30, 1998.

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $11.0 million during the three months ended June 30, 1998 as compared to a net loss of $8.2 million during the three months ended June 30, 1997.


Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997


   Net Revenues

                                                               Year-to-date ended
        (dollars in millions)                                 6/30/98      6/30/97      % change
        Measured service revenues                              15.7         12.3           28
        Subscription revenues                                   5.4          3.1           74
        Net interconnect charges                               (4.8)        (5.0)          (4)
                                                               ----         ----
        Net measured service and subscription revenues         16.3         10.4           57
        Connection fees                                         0.9          6.0          (85)
        Other operating revenues                                1.9          0.8           138
                                                               ----         ----
        Telephone Service Revenues, Net                        19.1         17.2           11
                                                               ====         ====

         The Company recorded an 11% increase in net telephone service revenues of $19.1 million for the six months ended June 30, 1998 as compared to revenues of $17.2 million for the six months ended June 30, 1997.

         Net measured service and subscription revenues increased 57% to $16.3 million for the six months ended June 30, 1998 from $10.4 million for the six months ended June 30, 1997. Measured service revenues increased 28% to $15.7 million while subscription revenues increased 74% to $5.4 million for the six months ended June 30, 1998. These increases in net measured service and subscription fee revenues are the result of a 57% increase in average access lines in service from approximately 111,800 lines for the six months ended June 30, 1997 to approximately 175,200 lines for the six months ended June 30, 1998.

         These revenues have been offset by net interconnect charges which totalled $4.8 million for the six months ended June 30, 1998 as compared to $5.0 million for the six months ended June 30, 1997. As a percentage of call and subscription revenues, net interconnect charges have declined from 32% for the six months ended June 30, 1997 to 23% for the six months ended June 30, 1998, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1998.

         Connection fees for the six months ended June 30, 1998 totalled $0.9 million as compared to $6.0 million for the six months ended June 30, 1997. The Company's ongoing network construction efforts resulted in the connection of approximately 34,000 subscribers during the six months ended June 30, 1997 as compared to the connection of approximately 3,500 subscribers in the six months ended June 30, 1998. Connection fees were expected to decline substantially during the period as the majority of waitlisted customers have been provided with access lines.

         Other operating revenues increased to $1.9 million for the six months ended June 30, 1998 compared to $0.8 million for the six months ended June 30, 1997. This increase was due to additional revenues generated from the provision of direct lines, Lucent PBX sales and related maintenance services, as well as the receipt of a government subsidy to maintain low subscription fees.

   Operating and Maintenance Expenses

         Operating and maintenance expenses for the six months ended June 30, 1998 decreased to $10.6 million as compared to $11.3 million for the six months ended June 30, 1997. On a per line basis, operating and maintenance expenses decreased to approximately $60 per average access line for the six months ended June 30, 1998 from $101 for the six months ended June 30, 1997 as the Company achieved productivity improvements, including stopping the use of labor intensive manual switchboards through the use of modern switching technology, as well as increased focus on reducing operating expenses.

   Depreciation and Amortization

         Depreciation and amortization charges increased to $5.7 million for the six months ended June 30, 1998 from $3.4 million for the six months ended June 30, 1997. This increase was due to the increase in property, plant and equipment in service as the construction program progresses.

   Management Fees

         Management fees pursuant to management service agreements decreased to $2.5 million for the six months ended June 30, 1998 from $2.7 million for the six months ended June 30, 1997.

   Income from Operations

         Income from operations increased to over $0.3 million for the six months ended June 30, 1998 compared to a loss from operations of $0.3 million for the six months ended June 30, 1997. The operating loss decreased principally due to the additional revenue generated by the network development program and increased focus on reducing operating expenses.

   Foreign Exchange Loss

         Foreign exchange losses remained constant at $0.3 million for the six months ended June 30, 1998 and June 30, 1997. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark.

   Interest Expense

         Interest expense increased to $22.8 million for the six months ended June 30, 1998 from $15.1 million for the six months ended June 30, 1997. This increase was attributable to higher average debt levels during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 as the Company incurred additional indebtedness in order to continue the construction of its telecommunications networks.

   Interest Income

         Interest income decreased to $0.2 million for the six months ended June 30, 1998 from $0.5 million for the six months ended June 30, 1997 primarily due to lower average cash balances outstanding during the period.

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $22.7 million, or $4.29 per share, for the six months ended June 30, 1998 as compared to a net loss of $15.1 million, or $3.61 per share for the six months ended June 30, 1997.

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

         Cash flow provided by operating activities totalled $2.6 million during the six months ended June 30, 1998 compared to $5.2 million during the six months ended June 30, 1997. For the six months ended June 30, 1998, the Company used $11.5 million for investing activities, which was primarily used to fund the construction of the Company's telecommunications networks, compared to $42.0 million used for investing activities in the six months ended June 30, 1997. Financing activities provided net cash of $8.7 million and $26.2 million for the six months ended June 30, 1998 and 1997, respectively.

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

         The Company and Citizens presently have a disagreement regarding certain issues with respect to the Management Services Agreement with Citizens. As of June 30, 1998, the Company has accrued as a current liability, but not paid, $9.7 million pursuant to the Management Services Agreement. The Company currently intends to withhold any payments to Citizens until such time as these issues are resolved. The Company and Citizens also have a disagreement regarding certain issues with respect to 2.1 million shares of Common Stock subject to Citizens' preemptive rights to date. The Company is currently in discussions with Citizens in an attempt to resolve these issues.

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

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

         SFAS No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related party disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for its annual reporting in 1998.

         In June 1998, Statement of Financial Account Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time the Company does not utilize derivative instruments and accordingly it is anticipated that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Item 1.  Legal Proceedings

The Company is currently reviewing the work product in connection with certain construction services performed by a Hungarian contractor in 1996 and 1997 during the development of the Company's network build-out in two of its operating areas. Following the completion of such review, the Company may seek certain remedies against such contractor. In addition, the Company and such contractor have a disagreement over certain issues with respect to the pricing of the connection of certain telephone access lines which are to be connected to the Company's networks in 1998. The Company is currently in discussions with such contractor in an attempt to resolve these issues.

Item 2.  Change in Securities

         None

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of the Registrant was held on June 10, 1998.

         (b)      Not Applicable.

         (c) First Matter Voted on at the Annual Meeting of  Stockholders of the
         Registrant: Election of Directors.

                                        Votes Cast For      Votes Withheld
                  Ole Bertram              4,719,168             58,573
                  Daryl A. Ferguson        4,718,068             59,673
                  David A. Finley          4,718,168             59,573
                  James G. Morrison        4,698,818             78,923
                  John B. Ryan             4,719,168             58,573
                  Finn Schkolnik           4,719,168             58,573
                  James H. Season          4,216,260            561,481
                  William E. Starkey       4,718,168             59,573
                  Leonard Tow              4,653,154            124,587

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


                  Second Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Proposal to amend the Company's 1992 Incentive Stock Option Plan, as amended, to increase the number of shares of the Registrant's common stock available thereunder from 750,000 to 1,000,000.

                  For               Against          Abstain
                  4,543,745         209,696          24,300

                  Third Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Ratification of the appointment of KPMG Peat Marwick LLP as auditors of the Registrant for the fiscal year ending December 31, 1998.

                  For               Against          Abstain
                  4,744,616         8,800            24,325

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


                                   Hungarian Telephone and Cable Corp.
                                   (Registrant)


August 13, 1998                    By: /s/Francis J. Busacca, Jr.
                                       --------------------------
                                       Francis J. Busacca, Jr.
                                       Chief Financial Officer, Acting President
                                        and Chief Executive Officer; Duly
                                        Authorized Officer



August 13, 1998                    By: /s/William McGann
                                       --------------------------
                                       William McGann
                                       Chief Accounting Officer