Form 10-Q
period 1998-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 1998-11-12
CIK 889949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998 Commission file number 1-11484
                               ------------------




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

Common Stock, $.001 par value                           5,395,864 Shares
(Class)                                       (Outstanding at November 11, 1998)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                        Page No.

       Consolidated Condensed Balance Sheets                            2
       Consolidated Condensed Statements of Operations                  3
       Consolidated Condensed Statements of Stockholders' Deficiency    4
       Consolidated Condensed Statements of Cash Flows                  5
       Notes to Consolidated Condensed Financial Statements             6
       Management's Discussion and Analysis of Financial Condition     11
           and Results of Operations

Part II. Other Information                                             23

Signatures                                                             24

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.  Financial Statements

                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)


                                      Assets                  September 30, 1998  December 31, 1997
                                      ------                  ------------------  -----------------
                                                                (unaudited)
Current assets:
    Cash                                                 $          10,665       $           4,031
    Restricted cash                                                    286                     536
    Accounts receivable, net                                         6,820                   9,437
    VAT receivable, net                                                  -                   2,641
    Inventories                                                      1,119                   1,231
    Prepayments and other current assets                               306                   2,146
                                                              ------------            ------------

           Total current assets                                     19,196                  20,022
Net property, plant and equipment                                  134,540                 138,885
Goodwill, less accumulated amortization                              9,975                  11,299
Other intangibles, less accumulated amortization                     5,528                   6,168
Other assets                                                         8,722                  10,111
                                                              ------------            ------------

Total assets                                             $         177,961       $         186,485
                                                              ============            ============

                        Liabilities and Stockholders' Deficiency
Current liabilities:
    Current installments of long-term debt               $          24,350       $           7,489
    Accounts payable                                                 3,428                   7,996
    Advance subscriber payments                                         88                     351
    Due to related parties                                             828                   7,932
    Accruals                                                         3,357                   4,364
    Other current liabilities                                          875                     689
                                                              ------------            ------------

           Total current liabilities                                32,926                  28,821
Long-term debt, excluding current installments                     200,548                 194,537
Deferred revenue                                                     1,438                   1,488
Due to related parties                                              22,376                   3,476
                                                              ------------            ------------

           Total liabilities                                       257,288                 228,322
                                                              ------------            ------------
Stockholders' deficiency:
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued 5,395,864 shares
       in 1998 and 5,235,370 shares in 1997                              5                       5
    Additional paid-in capital                                      71,346                  70,772
    Accumulated deficit                                           (158,925)               (117,197)
    Accumulated other comprehensive income                           8,247                   4,964
    Deferred compensation                                                -                    (381)
                                                              ------------            ------------
           Total stockholders' deficiency                          (79,327)                (41,837)
                                                              ------------            ------------
Total liabilities and stockholders' deficiency           $         177,961       $         186,485
                                                              ============            ============

     See accompanying notes to consolidated condensed financial statements.


                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
     For the Three and Nine Month Periods Ended September 30, 1998 and 1997
                 (In thousands, except share and per share data)

                                   (unaudited)




                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                    ---------------------          ----------------
                                                      1998          1997             1998          1997
                                                    -------       -------          -------       -------
TELEPHONE SERVICES REVENUES, NET                $    9,412    $    9,669       $   28,502    $   26,890
Operating expenses:
    Operating and maintenance expenses               4,179         6,103           14,746        17,430
    Cost of termination of management
        services agreement                          11,131             -           11,131             -
    Depreciation and amortization                    2,916         1,893            8,604         5,305
    Management fees                                      -         1,383            2,500         4,119
                                                   -------       -------          -------       -------

    Total Operating Expenses                        18,226         9,379           36,981        26,854
                                                   -------       -------          -------       -------
INCOME (LOSS) FROM OPERATIONS                       (8,814)          290           (8,479)           36
Other income (expenses):
    Foreign exchange gains (losses)                     58          (125)            (292)         (437)
    Interest expense                               (11,294)       (9,234)         (34,091)      (24,337)
    Interest income                                    154           113              373           564
    Other, net                                         823           (94)             761            (7)
                                                   -------       --------         -------       --------

NET LOSS                                        $  (19,073)   $   (9,050)      $  (41,728)   $  (24,181)
                                                   ========      =======          ========      =======



NET LOSS PER COMMON SHARE - BASIC               $   (3.61)    $   (1.96)       $   (7.90)    $   (5.58)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        5,284,504     4,617,961        5,281,045     4,332,553
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

                                   (unaudited)


                                                                                     Accumulated
                                                             Additional                 Other                    Total
                                                     Common    Paid-in  Accumulated Comprehensive   Deferred  Stockholders'
                                          Shares      Stock    Capital    Deficit      Income     Compensation  Deficiency
--------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997           5,235,370    $   5      70,772    (117,197)      4,964      (381)   $  (41,837)

Earned compensation                                                                                  125           125

Cancellation of shares                    (25,000)                (256)                              256             -

Exercise of options and warrants           56,400                  224                                             224

Shares issued as compensation              10,625                   93                                              93

Shares issued to Citizens                 100,000                  513                                             513

Shares issued as contingent consideration

relating to former acquisitions            18,469                                                                    -

Net loss                                                                   (41,728)                            (41,728)

Foreign currency translation adjustment                                                  3,283                   3,283
----------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998          5,395,864      $  5     71,346    (158,925)      8,247         -    $  (79,327)
----------------------------------------------------------------------------------------------------------------------





     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
          For the Nine Month Periods Ended September 30, 1998 and 1997
                                 (In thousands)

                                   (unaudited)

                                                            1998                 1997
                                                            ----                 ----

Net cash provided by operating activities           $         8,449               5,573
                                                         ----------         -----------
Cash flows from investing activities:
    Construction of telecommunication networks              (13,657)            (57,186)
    Decrease in construction deposits                           465
    Acquisition of interest in subsidiary                       (20)
    Proceeds from sale of assets                                231                   -
                                                         ----------         -----------

           Net cash used in investing activities            (12,981)            (57,186)
                                                         ----------         -----------
Cash flows from financing activities:
    Borrowings under long-term debt                          14,879              58,403
    Repayment of long-term debt                              (3,577)            (15,301)
    Proceeds from exercise of options                           224                  97
                                                         ----------         -----------
           Net cash provided by financing activities         11,526              43,199
                                                         ----------         -----------
Effect of foreign exchange rate changes on cash                (360)             (1,898)
                                                         -----------        -----------

Net increase (decrease) in cash and cash equivalents          6,634             (10,312)

Cash and cash equivalents at beginning of period              4,031              15,876
                                                         ----------         -----------

Cash and cash equivalents at end of period          $        10,665               5,564
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

       (b)    Net Loss Per Share

              The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), on December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted EPS for net income on the face of the statement of operations and a separate reconciliation of both EPS amounts. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period presented. Basic loss per share for 1997 has been restated to give effect to SFAS 128 and was not different from net loss per share measured under APB No. 15. Potentially dilutive common stock equivalents totalling 7,474,915 and 7,248,462 for the periods ending September 30, 1998 and 1997, respectively, have not been included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

         (c)   New Accounting Pronouncements

               SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related party disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for its annual reporting in 1998.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


               In June 1998, Statement of Financial Account Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time the Company does not utilize derivative instruments and accordingly it is anticipated that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

(2)    Cash and Restricted Cash

       (a)    Cash

              At September 30, 1998, cash of $10,665,000 comprised the following: $10,480,000 consisting of $320,000 denominated in U.S. dollars and the equivalent of $10,160,000 denominated in Hungarian Forints on deposit with banks in Hungary, and; $185,000 on deposit in the United States.

       (b)    Restricted Cash

              At September 30, 1998, approximately $228,000 of cash denominated in Hungarian Forints was restricted under concession contract fulfillment guarantees with restrictions to be removed principally upon the successful attainment of certain operational requirements as prescribed in the concession agreements. The Company expects to satisfy the operational requirements within one year and therefore the restricted cash is shown as a current asset.

              At September 30, 1998, approximately $22,000 of cash denominated in U.S. Dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $36,000 was restricted pursuant to certain arrangements with other parties.

(3)    Related Parties

       Current  and  long-term   amounts  due  to  related   parties   totalling
       $23,204,000 at September 30, 1998 is comprised of the following: $34,000 due to Hungarian Teleconstruct Corp.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       ("Teleconstruct") for rent and other services, plus interest, a $8,374,000 promissory note due to a subsidiary of Citizens Utilities Company (see Note 4 below), $11,131,000 representing payments due to Citizens under a termination and consulting agreement (see Note 4 below); and $3,665,000 representing payments due to certain former officers under separate termination, consulting and non-competition agreements.

       The Company paid approximately $906,000 during the nine months ended September 30, 1998 and 1997 to three former officers under these agreements.

 (4)   Issues with Citizens

       On September 30, 1998, the Company entered into certain agreements with certain wholly-owned subsidiaries of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") pursuant to which the Company settled its disagreements with Citizens regarding certain issues with respect to (i) 2.1 million shares of the Company's common stock subject to Citizens' accrued preemptive rights and (ii) the Company's management services agreement with Citizens dated as of May 31, 1995, as amended (the "Management Services Agreement").

       Such agreements provided for, among other things, (i) the termination of the Master Agreement dated as of May 31, 1995 between the Company and Citizens; (ii) the issuance by the Company to Citizens of 100,000 shares of the Company's common stock and a promissory note in the principal amount of $8,374,498 (the "Note") in settlement of $9.6 million accrued fees and expenses due and payable to Citizens under the Management Services Agreement; (iii) the termination of the Management Services Agreement; (iv) payments by the Company to Citizens in the aggregate amount of $21,000,000 payable in 28 quarterly installments of each year from 2004 through and including 2010 in part as consideration for Citizens' agreement to terminate the Management Services Agreement and in part as consideration for certain consulting services to be provided by Citizens to the Company from 2004 through and including 2010; (v) the grant by the Company to Citizens of certain preemptive rights in connection with any public or private issuances by the Company of shares of its common stock to purchase within 30 days for cash such number of shares of the Company's common stock sufficient to maintain Citizens' then existing percentage ownership interest of the Company's common stock on a fully diluted basis; and (vi) the right of one Citizens designee to the Company's Board of Directors to be renominated for reelection to the Company's Board of Directors for so long as Citizens owns at least 300,000 shares of the Company's common stock.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       The principal on the promissory note is payable in full on September 15, 2004 and bears interest at a varying rate per annum which is 2-1/2% per annum above the one-year LIBOR rate with monthly adjustments in such varying rate. Accrued interest shall be payable annually.

       The agreements include an Amended, Restated and Consolidated Stock Option Agreement (the "Restated Stock Option Agreement") pursuant to which the Company granted Citizens an option to purchase 2,110,896 shares of the Company's common stock at a price of $13.00 per share with an expiration date of July 1, 1999 in settlement of Citizens' accrued preemptive rights. The Restated Stock Option agreement also acknowledged Citizens existing options to date to purchase an aggregate of 4,511,322 shares of the Company's common stock at exercise prices ranging from $12.75 to $18.00 per share with an expiration date of September 12, 2000. In the aggregate, Citizens presently owns approximately 18.6% of the Company's outstanding common stock and 59.2% of the Company's common stock on a fully diluted basis.

(5)    Comprehensive Income

       Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 requires that comprehensive income or loss and changes in its components such as foreign currency translation adjustments are to be displayed prominently in the financial statements. The Company's total comprehensive loss is as follows:

                                              September 30,    September 30,
                                                  1998             1997

        Net loss                                (41,728)         (24,181)

        Foreign currency translation
            adjustment                            3,283            4,893
                                              ---------         --------

        Total comprehensive loss                (38,445)         (19,288)
                                              =========         ========

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

       Since October 1996, the Company has utilized the funding provided by the Postabank Credit Facility to continue construction of its telecommunications networks, provide working capital, and repay other existing debt obligations. As of September 30, 1998 and 1997, the Company had borrowed a total of $169 million and $150 million, respectively, under the Postabank facility.

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

         As a result of the development program to date, the Company achieved EBITDA1 of $5.2 million during the quarter ended September 30, 1998 adjusted for the cost of termination of the management services agreement, up from EBITDA of $2.2 million for the quarter ended September 30, 1997. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract customers, revenues per customer and construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

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

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

the Company's network construction and expansion program has added approximately 120,000 access lines through September 30, 1998 to the approximately 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("MATAV"), the former State-controlled monopoly telephone company.


            Comparison of Three Months Ended September 30, 1998 and
                     Three Months Ended September 30, 1997



                                                                     Quarter end
   Net Revenues
        (dollars in millions)                                  1998         1997        % change
        Measured service revenues                               8.1           6.5            25
        Subscription revenues                                   2.6           1.9            37
        Net interconnect charges                               (2.4)        (2.6)           (8)
                                                               -----        -----
        Net measured service and subscription revenues          8.3           5.8            43
        Connection fees                                         0.5           3.5          (86)
        Other operating revenues, net                           0.6           0.4            50
                                                              -----         -----
        Telephone Service Revenues, Net                         9.4           9.7           (3)
                                                              =====         =====


         The Company recorded a 3% decrease in telephone service revenues to $9.4 million for the three months ended September 30, 1998 from $9.7 million for the three months ended September 30, 1997.

         Net measured service and subscription revenues increased 43% to $8.3 million for the three months ended September 30, 1998 from $5.8 million for the three months ended September 30, 1997. Measured service revenues increased 25% to $8.1 million during the three months ended September 30, 1998 from $6.5 million during the three months ended September 30, 1997. Subscription revenues increased 37% to $2.6 million during the three months ended September 30, 1998 from $1.9 million during the three months ended September 30, 1997. These increases in measured service and subscription revenues are the result of a 32% increase in average access lines in service from approximately 136,000 lines for the three months ended September 30, 1997 to approximately 179,000 lines during the three months ended September 30, 1998.

         These revenues have been offset by net interconnect charges which totalled $2.4 and $2.6 million during the three month periods ended September 30, 1998 and 1997, respectively. As a percentage of call and subscription revenues, net interconnect charges have declined from 31% for the three months ended September 30, 1997 to 22% for the three months ended September 30, 1998, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1998.

         Connection fees for the three month period ended September 30, 1998 totalled $0.5 million as compared to $3.5 million for the three months ended September 30, 1997. This decrease reflects the reduction in the number of new access lines connected from approximately

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

19,000 lines during the three months ended September 30, 1997 to approximately 2,500 lines during the three months ended September 30, 1998. Connection fees were expected to decline substantially during the quarter as the majority of waitlisted customers have been provided with access lines.

         Other operating revenues increased to $0.6 million during the three months ended September 30, 1998 from $0.4 million during the three months ended September 30, 1997 due to revenues generated from Lucent PBX sales and related maintenance services and revenues generated from the provision of direct lines.

   Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 32% to $4.2 million for the three months ended September 30, 1998 as compared to $6.1 million for the three months ended September 30, 1997. On a per line basis, operating and maintenance expenses decreased to approximately $23 per average access line for the three months ended September 30, 1998 from $45 for the three months ended September 30, 1997 as the Company achieved productivity improvements, including stopping the use of labor intensive manual switchboards through the use of modern switching technology, as well as increased focus on reducing operating expenses.

   Cost of termination of management services agreement

         For the three months ended September 30, 1998, the Company recorded a charge totalling $11.1 million representing the present value of payments due to Citizens International Management Services Company under a termination and consulting agreement (see "Liquidity and Capital Resources" below).

   Depreciation and Amortization

         Depreciation and amortization charges increased $1.0 million to $2.9 million for the three months ended September 30, 1998 from $1.9 million for the three months ended September 30, 1997. This increase was due to the increase in depreciation of plant and lines in operation.

   Management Fees

         Management fees were zero for the quarter due to the termination of the management services agreement between the Company and Citizens International Management Services Company (see "Liquidity and Capital Resources" below).

   Loss from Operations

         Loss from operations amounted to $8.8 million for the three months ended September 30, 1998 as compared to income from operations of $0.3 million for the three months ended September 30, 1997. Adjusted for the cost of terminating the management services agreement,

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


income from operations for the quarter amounted to $2.3 million. Higher revenues and lower operating and maintenance expenses during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 were offset by increased depreciation and amortization charges during the quarter.

   Foreign Exchange Gains

         Foreign exchange gains amounted to approximately $58,000 for the three months ended September 30, 1998 as compared to foreign exchange losses of approximately $125,000 for the three months ended September 30, 1997. Such foreign exchange gains and losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark, as well as the strengthening of the German Mark against the U.S. Dollar during the period.

   Interest Expense

         Interest expense increased to $11.3 million for the three months ended September 30, 1998 from $9.2 million for the three months ended September 30, 1997. This increase was attributable to higher average debt levels during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 as the Company incurred indebtedness in order to continue the construction of its telecommunications networks and repay other loan obligations.

   Interest Income

         Interest income increased to $0.2 million for the three months ended September 30, 1998 from $0.1 million for the three months ended September 30, 1997 due to higher average cash balances outstanding during the three months ended September 30, 1998.

   Other, net

         Other, income amounted to $0.8 million for the three months ended September 30, 1998 as compared to other, expense of $0.1 million for the three months ended September 30, 1997. The increase during the three months ended September 30, 1998 is due to an approximate $0.8 million gain recognized related to the termination of the former management services agreement between the Company and Citizens International Management Services Company (see "Liquidity and Capital Resources" below).

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $19.1 million during the three months ended September 30, 1998 as compared to a net loss of $9.1 million during the three months ended September 30, 1997.

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

             Comparison of Nine Months Ended September 30, 1998 to
                      Nine Months Ended September 30, 1997


   Net Revenues
                                                                Year-to-date ended
        (dollars in millions)                                  9/30/98      9/30/97      % change
        Measured service revenues                               23.8         18.8           27
        Subscription revenues                                    8.0          5.0           60
        Net interconnect charges                                (7.3)        (7.6)          (4)
                                                               ------       ------
        Net measured service and subscription revenues          24.5         16.2           51
        Connection fees                                          1.4          9.4          (85)
        Other operating revenues                                 2.6          1.3           100
                                                               -----        ------
        Telephone Service Revenues, Net                         28.5         26.9            6
                                                                ====         ====

         The Company recorded a 6% increase in net telephone service revenues of $28.5 million for the nine months ended September 30, 1998 as compared to revenues of $26.9 million for the nine months ended September 30, 1997.

         Net measured service and subscription revenues increased 51% to $24.5 million for the nine months ended September 30, 1998 from $16.2 million for the nine months ended September 30, 1997. Measured service revenues increased 27% to $23.8 million while subscription revenues increased 60% to $8.0 million for the nine months ended September 30, 1998. These increases in net measured service and subscription fee revenues are the result of a 47% increase in average access lines in service from approximately 120,000 lines for the nine months ended
September 30, 1997 to approximately 176,500 lines for the nine months ended September 30, 1998.

         These revenues have been offset by net interconnect charges which totalled $7.3 million for the nine months ended September 30, 1998 as compared to $7.6 million for the nine months ended September 30, 1997. As a percentage of call and subscription revenues, net interconnect charges have declined from 32% for the nine months ended September 30, 1997 to 23% for the nine months ended September 30, 1998, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1998.

         Connection fees for the nine months ended September 30, 1998 totalled $1.4 million as compared to $9.4 million for the nine months ended September 30, 1997. The Company's ongoing network construction efforts resulted in the connection of approximately 53,000 subscribers during the nine months ended September 30, 1997 as compared to the connection of approximately 6,000 subscribers in the nine months ended September 30, 1998. Connection fees were expected to decline substantially during the period as the majority of waitlisted customers have been provided with access lines.

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         Other operating revenues increased to $2.6 million for the nine months ended September 30, 1998 compared to $1.3 million for the nine months ended September 30, 1997. This increase was due to additional revenues generated from the provision of direct lines, Lucent PBX sales and related maintenance services, as well as the receipt of a government subsidy to maintain low subscription fees.

   Operating and Maintenance Expenses

         Operating and maintenance expenses for the nine months ended September 30, 1998 decreased to $14.7 million as compared to $17.4 million for the nine months ended September 30, 1997. On a per line basis, operating and maintenance expenses decreased to approximately $84 per average access line for the nine months ended September 30, 1998 from $145 for the nine months ended September 30, 1997 as the Company achieved productivity improvements, including stopping the use of labor intensive manual switchboards through the use of modern switching technology, as well as increased focus on reducing operating expenses.

   Cost of termination of management services agreement

         For the nine months ended September 30, 1998, the Company recorded a charge totalling $11.1 million representing the present value of payments due to Citizens International Management Services Company under a termination and consulting agreement (see "Liquidity and Capital Resources" below).

   Depreciation and Amortization

         Depreciation and amortization charges increased to $8.6 million for the nine months ended September 30, 1998 from $5.3 million for the nine months ended September 30, 1997. This increase was due to the increase in property, plant and equipment in service as the construction program progresses.

   Management Fees

         Management fees pursuant to management service agreements decreased to $2.5 million for the nine months ended September 30, 1998 from $4.1 million for the nine months ended September 30, 1997. Effective July 1, 1998, the Company will no longer be obligated to pay management fees due to the termination of the agreements (see "Liquidity and Capital Resources" below).

   Loss from Operations

         Loss from operations amounted to $8.5 million for the nine months ended September 30, 1998 as compared to income from operations of $36,000 for the nine months ended September 30, 1997. Adjusted for the termination charge, income

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

from operations amounted to $2.7 million for the nine months ended September 30, 1998. The adjusted income from operations increased principally due to the additional revenue generated by the network development program and increased focus on reducing operating expenses.

   Foreign Exchange Loss

         Foreign exchange losses decreased to $0.3 million for the nine months ended September 30, 1998 from $0.4 million for the nine months ended September 30, 1997. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark and currency fluctuations between the U.S. Dollar and the German Mark.

   Interest Expense

         Interest expense increased to $34.1 million for the nine months ended September 30, 1998 from $24.3 million for the nine months ended September 30, 1997. This increase was attributable to higher average debt levels during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 as the Company incurred additional indebtedness in order to continue the construction of its telecommunications networks.

   Interest Income

         Interest income decreased to $0.4 million for the nine months ended September 30, 1998 from $0.6 million for the nine months ended September 30, 1997 primarily due to lower average cash balances outstanding during the period.

   Other, net

         Other, income amounted to $0.8 million for the nine months ended September 30, 1998 as compared to other, expense of $7,000 for the nine months ended September 30, 1997. The increase during the three months ended September 30, 1998 is due to an approximate $0.8 million gain recognized related to the termination of the former management services agreement between the Company and Citizens International Management Services Company (see "Liquidity and Capital Resources" below).

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $41.8 million, or $7.90 per share, for the nine months ended September 30, 1998 as compared to a net loss of $24.2 million, or $5.58 per share for the nine months ended September 30, 1997.

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

         Cash flow provided by operating activities totalled $8.5 million during the nine months ended September 30, 1998 compared to $5.6 million during the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the Company used $13.0 million for investing activities, which was primarily used to fund the construction of the Company's telecommunications networks, compared to $57.2 million used for investing activities in the nine months ended September 30, 1997. Financing activities provided net cash of $11.5 million and $43.2 million for the nine months ended September 30, 1998 and 1997, respectively.

         To date, the Company's activities have involved the acquisition of the concessions and telecommunications networks from MATAV and the subsequent design, development and construction of the modern telecommunications infrastructure that the Company now has in service. The Company has suffered from recurring losses from operations and has a working capital deficiency and a net capital deficiency. The Company is dependent on its ability to generate cash from operations, raise capital in the form of debt or equity, or refinance or otherwise resolve its existing obligations. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers and revenues per customer. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of the Company's services.

         On September 30, 1998, the Company and Citizens International Management Services Company, a wholly-owned subsidiary of Citizens Utilities Company ("CIMS") agreed to terminate the Management Services Agreement (the "Management Services Agreement") between the Company and CIMS pursuant to which CIMS provided certain management services to the Company. As of June 30, 1998, the Company had accrued as a current liability, but not paid, $9.7 million pursuant to the Management Services Agreement. As consideration for the termination of the Management Services Agreement, the Company issued (i) 100,000 shares of its common stock in final settlement and payment of $1.2 million of accrued fees and expenses payable to CIMS under the Management Services Agreement and (ii) a promissory note in the principal amount of $8.4 million (the "Note") evidencing the Company's obligation to pay such amount of accrued fees and expenses due and payable to CIMS under the Management Services Agreement. The principal on the Note is payable in full on September 15, 2004 and bears interest at a varying rate per annum which is 2-1/2% per annum above the one-year LIBOR rate with monthly adjustments in such varying rate. Accrued interest shall be payable annually. In

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

part as further consideration for the termination of the Management Services Agreement and in part as consideration for certain consulting services to be provided by CIMS to the Company from 2004 to 2010, the Company agreed to pay CIMS an aggregate amount of $21,000,000 payable in 28 quarterly installments of $750,000 in each year from 2004 through and including 2010.

         The Company believes it will be able to meet its obligations as they become due during the remainder of 1998 and into the first quarter of 1999. Funding for the Company's future capital requirements to repay existing debt obligations in 1999 may require the sale of equity and/or debt of HTCC or one or more of its subsidiaries. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company is, however, reviewing its options with respect to refinancing its existing credit and/or vendor facilities. The Company is also reviewing various other financing alternatives with its financial advisors.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has granted various warrants and options to purchase the Company's Common Stock, including those previously granted to CU CapitalCorp., a wholly-owned subsidiary of Citizens Utilities Company ("CUCC"), and has provided certain preemptive rights to CUCC. For the term of these warrants and options, the holders will have the opportunity to exercise and dilute the interests of other security holders or, in the case of CUCC acquire a controlling interest in the Company. As long as these warrants and options remain unexercised, the Company's ability to obtain additional equity capital may be affected.

YEAR 2000

         Computer programs worldwide use a two-digit code for calendar dates. For instance, many computers on January 1, 2000 will assume that 01-01-00 is the first day of the year 1900 rather than 2000. Massive system failures may occur globally due to this year 2000 (Y2K) "bug", which acts much like a computer virus, if not properly addressed. The Company developed a Y2K compliance Program (the "Program") in early 1998 to mitigate the impact of the Y2K issue for its internal systems and the systems that it relies on directly and indirectly from third parties.

         Under the Program, the Company has formed a Y2K oversight committee (the "Committee") which is responsible for researching, planning, executing, implementing and completing the Program for the Company. The Company has full authority to establish methodologies and to obtain additional resources as necessary. The Committee consists of senior and mid-level management from various disciplines within the Company, as well as representatives from the switch manufacturers and other major hardware and software providers.

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

         The systems evaluated in the Program include the Company's telecommunication network (the "Network"), as well as internal information technology ("IT") business systems, which include certain operational, financial and administrative functions. The Program is composed of five primary phases:
(I) inventory; (II) assessment; (III) remediation; (IV) testing; and (V) contingency planning and certification. Phase I has been completed and consisted of developing a comprehensive working list which documents all software and microprocessor reliant materials used by the Company to ensure that phase II covers the entire population of potential Y2K issues. Phase II consists of determining which equipment or software is not Y2K compliant and should be completed by the end of November 1998. Phase III will consist of replacing those hardware and software components identified as non-compliant and should be completed by the middle of the second quarter 1999. Phase IV will consist of testing of existing and new hardware and software components and has begun in parallel with phase II and III. Phase V consists of developing a written plan for alternative methods of completing critical processes should failure occur at the turn of the century. These plans are scheduled to be in place prior to the close of the third quarter 1999.

         The Company relies upon its network construction vendors to provide compliant hardware and software. The Committee believes that compliance of the telephone switching systems presents the most significant Y2K exposure for the Company. In cooperation with representatives from the switch manufacturers who are active members of the Committee, the Committee has developed a tentative plan for Y2K compliance of the switching systems. Initial meetings with major vendors have indicated that full compliance should be reached by the end of the second quarter of 1999 at which time compliance certificates will be issued by the vendors. There are several plans being developed with the vendors to ensure that these systems are upgraded and tested prior to this deadline.

         The Company relies upon MATAV's telecommunication network for all long-distance interconnections. Should MATAV's telephone switching systems be non-Y2K compliant, the systems could fail resulting in lost revenue for the Company. The Company is working directly with MATAV to ensure that no such failure occurs. A member of the Committee employed by one of the Company's telecommunications switching vendors also sits on MATAV's Y2K committee and is actively involved in the issue. The Company believes that no costs will be incurred related to this matter.

         The Company's recently implemented Billing and Customer Care system ("BACC") is Y2K compliant according to its vendor, representatives of which participate on the Committee. During phase IV of the program and following the upgrades of the Company's switching systems, the BACC system will be fully tested in cooperation with the vendor to ensure Y2K compliance has been reached. The vendor will issue a compliance certificate following successful completion of these tests.

         Various other IT systems have been identified to be replaced or upgraded in association with the Company's efforts to become Y2K compliant. The Company believes that all such systems will have completed all phases of the Program by the end of the second quarter of 1999.

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         The Company currently estimates that the total costs of remediation will range from $700,000 to $1 million, which includes the replacement /upgrade of certain equipment. When phase II is completed, this cost estimate may increase. Management cannot provide assurance that the result of the Program or that the remediation costs will not be materially different from estimates. Accordingly, contingency plans are currently being developed to address high-risk systems. The contingency plans are expected to be in place by the third quarter of 1999.

         The Company is dependent on network switch manufacturers to provide compliant hardware and software in a timely manner. With IT systems, the Company is dependent on the development of software by external experts, and the availability of critical resources with the requisite skill sets. At worst case, failure by the Company or by certain of its vendors to remediate Y2K compliance issues could result in disruption of the Company's operations, possibly impacting the Network and the Company's ability to bill and collect revenues. However, management believes that this worst case scenario is unlikely, and that its efforts to mitigate Y2K issues will be successful.

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

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

         SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related party disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for its annual reporting in 1998.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  Exhibit Number

                  27.  Financial Data Schedule

           (b)    Reports on Form 8-K

           The Company filed a report on Form 8-K dated September 30, 1998 under
           Item 5 "Other Events" summarizing certain agreements entered into with certain subsidiaries of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") pursuant to which the Company and Citizens settled its disagreements with Citizens regarding certain issues with respect to
           (i) 2.1 million shares of the Company's common stock subject to Citizens' accrued preemptive rights and (ii) the Company's management services agreement with Citizens.

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


                                             Hungarian Telephone and Cable Corp.
                                                         (Registrant)


November 11, 1998                         By: /s/Francis J. Busacca, Jr.
                                             -----------------------------------
                                                 Francis J. Busacca, Jr.
                                                 Chief Financial Officer, Acting
                                                  President and Chief
                                                  Executive Officer; Duly
                                                  Authorized Officer



November 11, 1998                         By: /s/William McGann
                                             -----------------------------------
                                                 William McGann
                                                 Chief Accounting Officer,
                                                  Controller and Treasurer

                                  EXHIBIT INDEX

Exhibit Number      Description
-------------------------------

27                  Financial Data Schedule