Form 10-K
period 1998-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 1999-03-30
CIK 889949

Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1998
                                                         OR
[ ] TRANSITIONAL  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from to

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

Title of Each Class                    Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share          American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 25, 1999, 5,395,864 shares of the Registrant's Common Stock were outstanding, of which 5,392,764 were held by non-affiliates of the Registrant. The aggregate market value of the Registrant's Common Stock held by non-affiliates, computed by reference to the closing price of the Common Stock on the American Stock Exchange as of March 24, 1998, was $24,604,500. The exclusion of shares owned by any person from such amount shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                       Documents Incorporated by Reference

         Part III - Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1998.

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

                                     PART I

         In this Part I of Form 10-K, all references to "$" or "U.S. Dollars" are to United States Dollars and all references to "HUF" or `Forints" are to Hungarian Forints. Certain amounts stated in Forints herein also have been stated in U.S. Dollars solely for the informational purposes of the reader, and should not be construed as a representation that such Forint amounts actually represent such U.S. Dollar amounts or could be, or could have been, converted into U.S. Dollars at the rate indicated or at any other rate. Unless otherwise stated or the context otherwise requires, such amounts have been stated at December 31, 1998 exchange rates. The Forint/U.S. Dollar middle exchange rate as of December 31, 1998 was approximately 216.50 Forints per U.S. Dollar.

                                Item 1. Business
Company Overview

         Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") provides basic telephone services in five defined regions within the Republic of Hungary (each, an "Operating Area" and together, the "Operating Areas") pursuant to 25-year telecommunications concessions granted by the Hungarian government. HTCC, through its four majority-owned operating subsidiaries (each, an Operating Company and together, the "Operating Companies"), owns and operates virtually all existing public telephone exchanges and local loop telecommunications network facilities in its Operating Areas and is the exclusive provider through November 1, 2002 of non-cellular local voice telephone services in such areas. The Company completed its significant network modernization and construction program in all of its Operating Areas in 1997 which substantially met its demand backlog, increased the number of basic telephone access lines in service and modernized existing facilities. The Company's networks now have the capacity, with some additional capital expenditures, to provide basic telephone services to virtually all of the estimated 276,300 homes and 36,400 business and other institutional subscribers (including government institutions) within its Operating Areas.

         The Company acquired its concession rights from the Hungarian Ministry of Transportation, Telecommunications and Water Management (the "Ministry") for $11.5 million (at historical exchange rates) and purchased the existing telecommunications infrastructure in the Operating Areas, including approximately 61,400 access lines, from Magyar Tavkozlesi Rt. ("MATAV"), the formerly State-controlled monopoly telephone company, for $23.2 million (at historical exchange rates). Kelet-Nograd Com Rt. ("KNC") and Raba Com. Rt. ("Raba-Com"), two of the Operating Companies, acquired the existing telecommunications assets in their respective Operating Areas in the first quarter of 1995, while Papa es Tersege Telefon Koncesszios Rt. ("Papatel") and Hungarotel Tavkozlesi Rt. ("Hungarotel"), the other two Operating Companies, acquired the existing telecommunications assets in their respective Operating Areas on January 1, 1996. Since the acquisition of such existing networks, the

Operating Companies have incurred capital expenditures through December 31, 1998 of $171 million (at historical exchange rates) to expand and upgrade their network facilities which has resulted in the completion of a modern communications network in each of the Operating Areas, which networks include new digital switches and increased network capacity, utilizing the latest in communications transmission technology. As of December 31, 1998, the Company's telecommunications networks had approximately 185,000 access lines in service (including pay phones). The completion of the Company's network construction program has resulted in the addition of approximately 123,600 new access lines in service (including pay phones) to the 61,400 access lines acquired from MATAV and the replacement of all of the 10,810 manual exchange lines acquired from MATAV.

         The  Company  completed  its  network  modernization  and  construction program in each of its Operating Areas primarily through turnkey construction contracts with Siemens Telefongyar Kft., Ericsson Technika and Fazis Telecommunication System Design and Construction Corporation. The contracts were primarily funded with the Company's $170 million 10-year credit facility with Postabank es Takarekpenztar (the "Postabank Credit Facility"), a Hungarian commercial bank ("Postabank"), and a $47.5 million contractor financing facility. See Item 3 "Legal Proceedings", Item 7 Management Discussion and Analysis of Financial Conditions and Results of Operations - Introduction" and Notes 1(a) and 9(e) of Notes to Consolidated Financial Statements.

         The following table sets forth certain information as of December 31, 1998 with respect to each of the Operating Companies.


                                                Raba-Com       KNC        Papatel     Hungarotel    Total

Population...............................          67,600      152,300     64,000     398,500     682,400
Residences...............................          23,800       61,900     24,000     166,600     276,300
Businesses and other(1)..................           4,300        6,500      3,300      22,300      36,400
Access lines in operation:
     Residential.........................          19,000       34,500     16,400      91,500     161,400
     Business and other(2)...............           2,400        5,500      1,900      13,800      23,600
                                                  --------     --------   --------   ---------    --------
           Total.........................          21,400       40,000     18,300     105,300     185,000
Pay phones...............................             160          360        188       1,111       1,819
Population Penetration rate(3)...........            31.7         26.3       28.6        26.4        27.1
Residential Penetration rate (4).........            79.8         55.7       68.3        54.9        58.4
--------

(1) Represents Company estimates of business and other institutional subscribers or potential subscribers (including government institutions).
(2) Represents Company estimates of subscribers which are businesses and other institutional subscribers (including government institutions), leased lines and pay phones. Includes ISDN equivalent lines.
(3) Population Penetration rate is defined as the number of access lines per 100 inhabitants.
(4) Residential Penetration rate is defined as the number of residential access lines per 100 residences.

         The following table sets forth the number of access lines served by each of the Operating Companies at takeover from MATAV and at the end of 1995, 1996, 1997 and 1998.


                     Takeover           1995              1996         1997         1998
                     --------           ----              ----         ----         ----

Raba-Com               2,500(1)         5,100           14,000         20,600       21,400
KNC                   13,000(1)        14,200           20,500         35,500       40,000
Papatel                3,800(2)         3,800           11,100         17,000       18,300
Hungarotel            42,100(2)        42,100           47,800        102,000      105,300
                 -----------      -----------       ----------     ----------    ----------
     Total            61,400           65,200           93,400        175,100      185,000

(1) 1st Quarter 1995
(2)  Year-End 1995

History

     Overview of Hungarian Telecommunications Industry

         The  Company  believes  that  Hungary  is  an  attractive   market  for
telecommunications services. The Hungarian telecommunications market was historically significantly underdeveloped without the necessary investment in the Hungarian telecommunications infrastructure necessary to achieve a comparable level of teledensity to that of Western Europe. As of December 31, 1995, Hungary had a basic telephone penetration rate of approximately 21 telephone access lines per 100 inhabitants compared to a European Union average of approximately 48 access lines per 100 inhabitants and a United States average of approximately 60 access lines per 100 inhabitants. Of such access lines in Hungary, approximately 40% were located in Budapest (in which approximately 20% of Hungary's population resides). In the Company's Operating Areas, access line penetration was approximately nine access lines per 100 inhabitants as of December 31, 1995. By comparison, basic telephone penetration rates in other Eastern European countries such as the Czech Republic, Poland, Slovakia and Bulgaria, as of December 31, 1995, were 23, 15, 21 and 28 access lines per 100 inhabitants, respectively. However, MATAV invested approximately HUF 171 billion ($790 million) in its fixed telecommunications network from 1994 to 1996 and currently has approximately 2.7 million access lines connected to its networks. As of September 1998, all of the LTOs (as defined below) excluding MATAV had invested approximately $822 million in their telecommunications network. Due to the completion of the Company's network modernization and construction program, access line penetration in the Company's Operating Areas has increased to 27 access lines per 100 inhabitants as of December 31, 1998. Given that the Company's, MATAV's, and the other LTOs' investments in the Hungarian telecommunications market over the last several years produced a significant increase in the overall penetration rate in Hungary to approximately 34%, the Company expects to benefit from a continued increase in the use of its telecommunications services by its customer base.

         In addition, since 1989 Hungary has been the most successful country in Central Europe in attracting foreign investment, due to its early start in, and ongoing commitment to, economic reform. According to the Hungarian Ministry of Industry, Trade and Tourism, total foreign direct investment in Hungary was valued at $19 billion at the end of 1998. Hungary's gross domestic product rose 5% in 1998, up from a 4% increase in 1997. Hungary's exports increased 14% in 1998 from the 1997 level to $22 billion while imports totaled $24 billion, an increase of 15% from 1997.

         Historically, the exclusive provider of telecommunications services in Hungary was MATAV, once a part of the Hungarian Post Office. Beginning in 1992, the Hungarian government began the process of privatizing Hungary's telecommunications industry by selling an initial 30% stake in MATAV (raised to 67% in 1995) to a consortium called MagyarCom, a company wholly owned by Deutsche Telekom, the German public telephone operator, and Ameritech, a U.S. regional bell operating company. In addition, the Ministry divided the country into 54 primary telecommunications service areas in order to take some of such primary telecommunications service areas out of MATAV's national network with respect to the provision of local basic telephone service while allowing MATAV to continue its monopoly in the provision of domestic and international long distance services. In 1993, the Ministry solicited bids for concessions to build, own and operate telecommunications networks in the 25 service areas which had been chosen to exit the MATAV system. As of December 31, 1998, 23 of the 25 concessions for which the Ministry solicited bids had been awarded. Winning bidders (each a Local Telephone Operator, "LTO", and together the "LTOs") included: the Company (presently 5 areas); UTI, a consortium formed by Alcatel Austria AG and US Telecom East, Inc. (4 areas); affiliates of Vivendi SA of France and General Electric Capital Corp. (4 areas) and the Swiss and Dutch PTTs (1 area); a bidding group including United International Holdings of Denver, Colorado (1 area); a consortium comprised of Bezeq, the Israeli PTO, and MATAV (3 areas); and MATAV (5 areas). MATAV also retained the rights to service 2 areas for which there were no successful bidders. In addition to the fees paid to the government which aggregated approximately $80.0 million (at historical exchange rates), each of the non-MATAV LTOs negotiated a separate asset purchase agreement with MATAV for each concession area's existing basic telephone plant and equipment, which led to the transfer of approximately 260,000 access lines from a total of 1.2 million access lines in the MATAV system. MATAV's concession areas presently cover approximately 75% of Hungary's population and approximately 70% of its geographic area.

         In addition to the liberalization of basic telephone services, the Ministry also selected two consortia to provide nationwide cellular telephone services. A consortium comprised of MATAV and Mediaone Group Inc., formerly part of U.S. West ("Westel") was granted two licenses to provide both analog (NMT-450) and digital (GSM-900) services while Pannon GSM Tavkozlesi, a consortium formed by various Scandinavian PTOs (including Tele Danmark A/S) and the Dutch PTT ("Pannon"), was granted a license to provide only digital cellular services. The Company believes that there are currently approximately 1,000,000 cellular subscribers in Hungary.

         Hungary and the Ministry continue to pursue industry liberalization efforts. In 1997, MATAV completed its initial public offering pursuant to which MagyarCom's stake in MATAV was reduced to approximately 60% and the Hungarian State's stake was reduced to approximately 6%. The Hungarian State retained certain shareholder rights by retaining one "golden share." The Hungarian State recently announced plans to sell its remaining ownership interests in MATAV. In 2002, MATAV's right to provide exclusive domestic and international long distance voice transmission is expected to end as are the exclusive rights of
MATAV and the other LTOs, including the Operating Companies, to provide non-cellular local voice telephone services. In 1998, the Ministry awarded Pan-Tel Rt., a newly formed Hungarian company ("Pan-Tel"), the licenses to provide such services as data transmission, voice mail and other services which are not subject to exclusive concessions. Pan-Tel started building its telecommunications network in 1998. If the current regulatory framework remains unchanged, the Ministry may invite tenders for concessions to provide local, long distance and international basic telephone services when the monopolies of the Operating Companies, the other LTOs and MATAV expire. Pan-Tel would be entitled to submit a bid as would any other telephone operator. The current shareholders of Pan-Tel include MAV Rt. (the Hungarian railway company), MOL Rt. (the Hungarian oil company), KFKI Computer Systems Kft. (a Hungarian information technology research firm) and the Dutch PTT KPN NV. In February 1999, the Hungarian State issued a tender for the 1800-megahertz, or DCS frequency, for mobile communications. It is expected that three licenses will be awarded.

         In March 1999, Hungary joined the North Atlantic Treaty Organization. In addition, Hungary's application for membership in the European Union ("EU") was accepted. Hungary is now in the process of negotiating the terms of Hungary's official accession into the EU. The EU has adopted numerous directives providing for an open telecommunications market among its member nations. The Company believes that Hungary's potential EU membership will not affect its exclusivity rights and if Hungary joins the EU prior to the expiration of the Company's exclusivity rights, Hungary may enter into certain transitional arrangements to preserve these exclusivity rights. Furthermore, Hungary, as a member of the World Trade Organization ("WTO"), ratified the WTO's Telecommunications Agreement, which agreement began liberalizing the market for telecommunications services effective January 1, 1998. Hungary's ratification postponed Hungary's liberalization of its telecommunications market until 2002. See also "- Competition."

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

         HTCC conducts its operations through the Operating Companies. Set forth below is an organizational chart of the Company and its principal stockholders as of March 26, 1999. Share ownership percentages of HTCC are based on shares of HTCC's common stock (the "Common Stock") owned as of March 26, 1999, without giving effect to outstanding options or warrants. Additionally, ownership percentages for the Operating Companies do not give effect to future Hungarian equity ownership requirements. See "-Regulation - Hungarian Equity Ownership Requirements."

    Citizens                       Public              Tele Danmark
    18.6%                          63.0%               18.4%



                                    HTCC

Papatel               Raba-Com              KNC                 Hungarotel
79.2%                 90.7%                 94.8%               99.0%

Other                 Other                 Other               Other
Stockholders:         Stockholders:         Stockholders:       Stockholders:
IFC - 20.0%           Municipalities - 9.3% Municipalities 5.0%  Private
Municipalities - 0.8%                       Antenna              Hungarian
                                             Hungaria - 0.2%     Investor - 1.0%


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

     Citizens Utilities Company

         Citizens Utilities Company (together with its subsidiaries, "Citizens") is a New York Stock Exchange listed diversified growth company which provides communications services, competitive local exchange carrier ("CLEC") services and public services including gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services to approximately 1.82 million customers in 22 states throughout the United States. Citizens also owns approximately 83% of Electric Lightwave Inc., a CLEC operating in the western United States. At December 31, 1998, Citizens had $5.3 billion in assets and $2 billion in equity. For the twelve months ended December 31, 1998, Citizens had net income of $57.1 million and $1.5 billion of revenues. Telecommunications services accounted for 60% of total revenues.

         In May 1995, Citizens purchased 300,000 shares of Common Stock from a former executive of the Company and has since acquired an additional 602,908 shares pursuant to certain agreements entered into with HTCC (as amended and restated in certain cases to date, the "Citizens Agreements") and 103,000 shares pursuant to certain open market purchases bringing its ownership of the outstanding Common Stock as of March 26, 1999, to 18.6%. In addition, as a result of the Citizens Agreements, Citizens has received certain options to purchase 4.5 million shares of Common Stock. These options expire in September 2000, with per share exercise prices ranging from $12.75 to $18.00. Citizens also has an option to purchase 2.1 million shares of Common Stock at an exercise price of $13.00 per share with an expiration date of July 1, 1999. The Citizens Agreements provide Citizens with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest on a fully diluted basis. Assuming the exercise of all of its outstanding rights, options and warrants to purchase Common Stock as of March 26, 1999, Citizens would own 58.7% of the Common Stock on a fully-diluted basis. The Citizens Agreements include a certain Replacement and Termination Agreement dated as of September 30, 1998 ("the Termination Agreement") which provides for, among other things, payments by HTCC to Citizens in the aggregate amount of $21 million payable in 28 quarterly installments of $750,000 each year from 2004 through and including 2010 in part as agreement for Citizens' agreement to terminate a management services agreement and in part as consideration for certain consulting services to be provided by Citizens to the Company from 2004 through and including 2010. Pursuant to the Termination Agreement, HTCC issued 100,000 shares of its Common Stock and a $8.4 million promissory note to Citizens in settlement of accrued management fees pursuant to the terminated management services agreement. The principal on the note is payable in full in September 2004 and bears interest at a varying rate per annum which is 2-1/2% per annum above the one-year LIBOR rate. Accrued interest is payable annually. For a more detailed description of some of the Citizens Agreements, see Note 14 of Notes to Consolidated Financial Statements, Item 13 "Certain Relationships and Related Party Transactions." See also Item 12 "Security Ownership of Certain Beneficial Owners and Management".

     Tele Danmark A/S

         Tele Danmark A/S (together with its affiliates, "Tele Danmark") is the preeminent provider of telecommunications services in Denmark. Tele Danmark is the leader in a number of important growth segments of the market, including domestic and international telephone services, mobile services, data communications, Internet, leased lines, cable television and directory services. Tele Danmark markets these services and products to a broad and growing customer base - 3.5 million telephone access lines, 220,000 Internet customers, 995,000 cellular users and 812,000 cable television customers.

         At December  31, 1998,  Tele Danmark had total assets of Danish  Kroner
45.816 billion (approximately $7.2 billion at current exchange rates) and shareholders' equity of Danish Kroner 20.157 billion (approximately $3.2 billion at current exchange rates). During 1998, Tele Danmark had net income of Danish Kroner 4.013 billion (approximately $628 million at current exchange rates) on net revenues of Danish Kroner 33.989 billion (approximately $5.3 billion at current exchange rates).

         Over the past few years, Tele Danmark's activities abroad have been an important growth area. Tele Danmark has investments in the Nordic region, continental Western Europe as well as Central and Eastern Europe among them Belgacom (Belgium), Sunrise (Switzerland), Talkline (Germany), Connect Austria (Austria), Polkomtel GSM (Poland) and UMC (Ukraine). In Hungary, Tele Danmark has a 6.6% holding in Pannon (defined above), one of the two Hungarian digital cellular operators.

         Tele Danmark's stock trades on the Copenhagen Stock Exchange and the New York Stock Exchange. Ameritech owns 42% of the shares in Tele Danmark. The remaining shares are owned by individual and institutional shareholders all over the world.

     International Finance Corporation

         The International Finance Corporation (the "IFC") is the private-sector financing organization of the World Bank, a global cooperative which provides financial and other aid to developing countries. The IFC owns 20.0% of the capital stock of Papatel.


Recent Developments

     Management Changes

         Ole Bertram, a former senior executive of Tele Danmark, joined the Company on January 1, 1999 as its new President and Chief Executive Officer. Mr. Bertram brings 36 years of telecommunications experience to the Company.

     Postabank Credit Facility

         The first installment of the repayment of the Postabank Credit Facility is due on March 31, 1999. To date, the Company has suffered from recurring losses from operations and has a working capital deficiency and a net capital deficiency. The Company does not presently have sufficient funds on hand to pay the first installment on the Postabank Credit Facility. Under the Postabank Credit Facility, a failure to pay any installment constitutes an "Event of Default". Upon notice to the Company of an Event of Default, the Company is entitled to the benefit of a 60 day cure period. If such Event of Default is not cured within 60 days, Postabank could declare all amounts outstanding under the Postabank Credit Facility due and payable upon 60 days notice. The Company, with assistance from its financial advisors, is currently in negotiations with Postabank and its financial advisors regarding a restructuring of the Company's obligations with the goal of reducing the Company's cash repayment obligations so that the Company can sufficiently fund its working capital requirements, capital expenditures and meet its financing obligations with cash flows from operations. The Company is also reviewing various other financing alternatives with several entities. While the result of such negotiations and the availability of alternative sources of financing cannot be predicted with certainty, the Company believes that it will be able to resolve its financial issues so that it will be able to meet its obligations during 1999. However, there can be no assurance that the Company will be able to resolve these issues on commercially reasonable terms, or at all. Such negotiations and/or discussions could result in the issuance of equity and/or debt securities of the Company or one or more of the Operating Companies.

     Year 2000 Issue

         In 1998 the Company initiated a project designed to identify and mitigate Year 2000 computer deficiencies. The Company formed a Year 2K project team (the "Project Team") with the mandate to identify problems, set methodologies for resolution, and budget expenses all in order to minimize the impact of any Y2K problems from the Company's computer systems.

         The Project Team consists of employees from senior and mid-level management from various business units within the Company. The Project Team also includes several of the Company's computer technicians and representatives from the systems' vendors. The Project Team has 10 permanent members from the Company and 3 permanent members from the switching and billing system vendors. Other vendors are consulted on an "as needed" basis. The Company also formed an oversight committee comprised of senior management to oversee the Y2K issue.

         The Project Team is examining the Company's telecommunications networks, IT business systems, and miscellaneous support systems. These systems include computers that support telephone services, bill production, customer accounting, plant records, payroll, and a variety of systems such as air conditioners and building entry systems. The project has five primary phases:
(I) inventory, (II) assessment, (III) remediation, (IV) testing and (V) contingency planning and certification. Phase I is complete and consisted of the development of a comprehensive working list which documents all software and microprocessor reliant materials used by the Company to ensure that phase II covers the entire population of potential Y2K issues. Phase II consisted of evaluating the inventory list developed during Phase I and determining which systems need replacement, modification or retirement during 1999. Phase II is complete. Phase III is currently underway and consists of replacing those hardware and software components identified as non-compliant and should be completed by the middle of the second quarter 1999. At this time, some systems have already been modified to make them Y2K compliant and other systems have been placed on retirement schedules. Major switching components are scheduled for replacement in April, May and June of this year. Phase IV will consist of testing of existing and new hardware and software components and will be completed during the second and third quarters of this year. Phase V consists of developing a written plan for alternative methods of completing critical processes should failure occur at the turn of the century. Contingency plans are being developed currently for all systems. Written contingency plans will be provided to the employees by September. The Company will begin awareness campaigns to draw employee and customer attention to the potential problems associated with Y2K by April 1, 1999.

         The Company relies upon its network construction vendors to provide compliant hardware and software. The Project Team believes that compliance of the telephone switching systems and the automatic message accounting interface with the billing system present the most significant Y2K exposure for the Company. In cooperation with representatives from the switch manufacturers who are active members of the Project Team, the Project Team has developed a plan for Y2K Compliance of the switching systems. The switching system vendors have provided the Company with delivery schedules that will bring the switching systems into compliance by June of this year, at which time compliance certificates will be issued by the vendors. Compliance of the switching systems by June should allow sufficient time to test the switching/billing system Automatic Message Accounting ("AMA") interface and allow problems to be solved in a timely manner before the turn of the century.

         The Company relies upon MATAV's telecommunication network for all long-distance interconnections. Should MATAV's telephone switching systems be non-Y2K compliant, the systems could fail resulting in lost revenue for the Company. The Company is working directly with MATAV to reduce the risk of failure. A member of the Project Team employed by one of the Company's telecommunications switching vendors also sits on MATAV's Y2K committee and is actively involved in the issue. The Company believes that no costs will be incurred related to this matter. MATAV will also provide the Company with certification for the 2MB backbone of the Company's internal wide area network.

         The  Company's  recently  implemented  Billing and Customer Care system
(BACC) is Y2K compliant according to its vendor, representatives of which participate on the Project Team. During phase IV of the program, beginning in April, and following the upgrades of the Company's switching systems, the BACC system will be fully tested in cooperation with the vendor to ensure Y2K compliance has been reached. The vendor will issue a compliance certificate following successful completion of these tests.

         Various other IT systems have been identified to be replaced or upgraded in association with the Company's efforts to become Y2K compliant. The Company believes that all such systems will have completed all phases of the project by the end of the third quarter of 1999. The Company maintains approximately 2 million lines of computer code developed internally which will be tested and modified by the end of the third quarter.

         The Company currently estimates that the total costs of remediation will be approximately $785,000, which includes the replacement and/or upgrade of certain equipment. $630,000 of such cost will allow the Company to provide additional services in addition to bringing the Company into Y2K compliance. At this time, no material costs have been incurred for remediation of the Y2K problem. It is expected that most costs will be incurred during the second and third quarters of 1999. Management cannot provide assurance that the result of the project or that the remediation costs will not be materially different from estimates. Accordingly, contingency plans are currently being developed to address high-risk systems. The contingency plans are expected to be in place by the third quarter of 1999.

         The Company is dependent on network switch manufacturers to provide compliant hardware and software in a timely manner. Within IT, the Company is dependent on the development of software by external experts, and the availability of critical resources with the requisite skill sets. At worst case, failure by the Company or by certain of its vendors to remediate Y2K compliance issues could result in disruption of the Company's operations, possibly impacting its telecommunication network and the Company's ability to bill and collect revenues. However, management believes that this worst case scenario is unlikely, and that its efforts to mitigate Y2K issues will be successful.

Strategy

         With the completion of the construction program in all of the Operating Areas in 1997, the Company's primary focus in 1998 was to increase call revenues and reduce operating costs while continuing to add residential and business customers to its networks. To accomplish these goals, the Company improved operational efficiencies, increased its marketing efforts, and increased the services and support provided to its entire customer base. The Company has implemented the following operational strategies in order to further its business objectives.

     Revenue Growth

         The Company plans to continue its revenue growth by increasing the penetration levels in the business and residential sectors. The Company intends to continue to increase its call revenues with increased marketing to each customer segment. The Company has placed emphasis on increasing the installation and usage levels of the Company's business customers, who currently generate approximately 46% of the Company's total call revenues. The Company is also focusing on the marketing and sales of deregulated services including managed lease lines, PBX sales and services, ISDN, Internet and Digifon Services. The Company is also providing special tariffs for Internet usage.

     Operational Efficiency

         The Company is increasing its productivity and operational efficiency by achieving certain economies of scale with respect to network management, administration, customer service, billing, accounts receivable, payroll processing, purchasing and network maintenance. For example, the Company has implemented its own centralized operating and accounting system in all of its Operating Areas. A significant increase in operational efficiency has resulted from the implementation of this system specifically in the areas of customer billing and financial accountability. In addition, some of the Company's Operating Areas are contiguous, which facilitates the realization of certain economies of scale. For example, by using fiber optic technology between contiguous Operating Areas, the Company realizes certain operational efficiencies by centralizing certain functions. As of February 28, 1999, the Operating Companies had a total of 278 access lines per employee.

     Marketing

         As the exclusive provider of basic telephone services in the Operating Areas, the Company's primary marketing objective is to increase the usage of its telephone services by its existing residential and business customers. In addition, the Company intends to attract new subscribers by targeting the needs of various market segments, while maintaining superior customer service and reliability based on current "state of the art" telecommunications technology. The Company's targeted market segments are: (i) residential customers; (ii) small businesses and professionals; (iii) medium and large businesses; and (iv) government institutions. For its larger business customers, the Company has trained account managers to service these customers and potential customers by educating them on the availability of "turn-key" business communications solutions and several "value added services" including the premium rate services, voice mail and all of the Digifon services (e.g. call forwarding, call waiting, call barring). The Company will also emphasize ISDN and CCS-7 (high speed data transfer) services in 1999. The Company believes that this effort will result in a greater understanding by its business customers and potential business customers of the potential revenue gains that can be achieved with advanced telecommunications technology. For its residential customers and potential customers, the Company's marketing efforts include advertising on radio and television, door-to-door marketing surveys, newspaper advertising, participation in local trade shows, direct mail, community meetings and billboard advertising. The Company is also offering discounts for Internet users.

    Customer Service

         The Company believes that providing a high level of customer service is important to achieving its objective of attracting additional customers and increasing the usage of existing services by its current customer base. Prior to completion of the construction program, some customers waited for over 20 years for telephone service. Today, most residences and businesses can be connected to one of the Company's networks within 10 days. The Company also operates full time operator service centers in each of the Operating Areas which are staffed
by  operators  capable  of  providing,   among  other  things,  call  completion
assistance, directory assistance and trouble reporting on a 24 hour basis. In addition, the Company operates customer service centers in each of the Operating Areas which offer facsimile, Internet, photocopying and telephone bill payment services. These offices also sell communications equipment, process telephone service applications and handle billing inquiries. During 1998, the Company began to reorganize its customer service centers by implementing the necessary changes to make such centers more "customer friendly." The Company is providing more choices for its customers and more product information instruction. For its business customers, the Company has account representatives for each customer.

         Most  of  the  Company's   subscriber   base  consists  of  residential
customers. As of December 31, 1998, 88% of subscribers were residential customers and 12% were business and other institutional subscribers (including government institutions).

Operations

     Services

         The Company provides non-cellular local voice telephone service in the Operating Areas which allows subscribers to have facsimile, and modem transmission capabilities and makes available to its subscribers, through interconnection with MATAV, domestic and international long distance services. In addition to these standard services, the Company currently offers its subscribers data transmission and other value-added services, including Internet, voice mail, call waiting, call forwarding, and three-way calling. The Company intends to provide ISDN, caller ID and audio text services in all of its Operating Areas in 1999.

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

         Measured Service. Charges for local and domestic and international long distance measured service vary with the number of pulses generated by a call. The number of pulses generated for a particular call depends upon the day, the time of day, the distance covered and the duration of the call. Currently, the Company charges HUF 12.0 ($.06) per pulse. The Ministry adjusts such fees annually based on the Hungarian Consumer Price Index. For all local calls within an Operating Area, the Company retains all of the revenues associated with the call. For domestic long distance calls outside of an Operating Area (including those between Operating Areas, including adjacent Operating Areas) and all international calls, the Company has a revenue sharing arrangement with MATAV the terms of which are governed by a decree of the Ministry. Mobile telephone calls to customers in the Operating Areas and calls from customers in the Operating Areas to mobile phones are included in long-distance service revenues shared with MATAV. In February 1999, the Ministry adopted a new decree to regulate the interconnection revenue sharing arrangement with MATAV. The Company believes that the new regulation will result in an overall increase in the Company's revenue per call in 1999 for domestic long distance and international calls over the amount received in 1998. See "- Regulation - Rate Setting and Revenue Sharing."

         Subscription and Connection Fees. The Company collects a monthly subscription fee from its customers. Such fees vary depending on such factors as whether the services are provided to a residential or business or other customer (including government institutions), and whether the customer is linked to a digital or analog exchange. The Company charges a monthly subscription fee to digital and single-party exchange customers of HUF 1,160 ($5.36) for residential customers and HUF 1,670 ($7.71) for business and other institutional subscribers (including government institutions). Prior to 1999, the subscription fee for residential customers included local calling usage. Effective January 1, 1999, the monthly subscription fee for residential customers does not include any fixed amount of local calling usage. See "- Regulation - Rate Setting and Revenue Sharing."

         Connection fees are earned when a customer is added to the network. The Company may collect the full connection fee provided that the customer is connected within 30 days; otherwise, the Company may only collect a portion of the connection fee and must connect the subscriber within one year. Upon connection, the Company may collect the remaining portion of the fee. The connection fee is not recognized as income until the customer receives a telephone and the connection is made. Currently, connection fees are HUF 30,000 ($138.57) (plus VAT) for residential customers and HUF 90,000 ($415.70) (plus
VAT) for business and other institutional subscribers (including government institutions), which are the maximum allowable fees, pursuant to a decree of the Ministry. Customers requesting additional access lines are charged an additional connection fee per line.

         Other Operating Revenue. The Company supplies private line service (point-to-point and point-to-multi-point) primarily to businesses. As of December 31, 1998, approximately 1176 leased lines were in service. In addition, as of December 31, 1998, the Company had 1,819 public pay phones in the Operating Areas in accordance with the terms of the Concession Contracts (as defined under "- Network Design, Construction and Performance - Milestones"). The Company generates additional revenues from the provision of value-added services, including voice mail, call waiting, call forwarding, and three-way calling, as well as through the sale and leasing of telephone equipment.

     Pricing

         Maximum pricing levels are set by the Ministry and historically rate increases have tracked inflation, as measured by the Hungarian Producer Price Index ("PPI"). In 1997, the Ministry, pursuant to a decree, set forth a new regulatory framework for regulating annual increases in the fees for (a) local calls, (b) domestic long distance and international calls and (c) subscription fees based on the Hungarian Consumer Price Index ("CPI"). In addition to separate price caps for such categories of services, the Ministry enacted a rebalancing formula which provides for greater increases in charges for subscription fees and local calls than in domestic long distance and international calls. See also "- Regulation - Rate Setting and Revenue Sharing." The Company's customers are on a one-month billing cycle. For domestic long distance and international calls, the Company is required to charge the same tariffs as MATAV. For local calls, the Company may choose to increase its rates up to the permitted amount; however, price increases in the past generally have conformed to the price increases promulgated by MATAV. Measured service rate increases are effected by the Ministry by either increasing charges per pulse or reducing the time interval between pulses, depending on the time of day and other factors. In addition, the Company charges additional fees for services such as data transmission, voice mail, call waiting and call transfer in all of its Operating Areas. The fees charged for these services are not subject to regulation by the Ministry.

         The Company has been allowing its subscribers to pay connection fees on various installment basis plans and encourages customers to lease their telephones. The Company believes that to date the various installment plans have resulted in an increase in the number of subscribers in the Operating Areas.

         The Company currently purchases telephone sets in bulk from a variety of manufactures. Customers can choose to buy the phone or lease the phone and pay a monthly fee of HUF 180 ($0.83). Although there is no Ministry or other governmental regulation relating to lease rates, the Company adjusts such rates annually according to the Hungarian PPI. Approximately 58% of the Company's subscribers as of December 31, 1998 leased their phones from the Company.

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

     Wireless Network Design

         In certain portions of the Operating Areas, the Company is deploying wireless network technology based upon the Digital Enhanced Cordless Telecommunications ("DECT") system which interfaces radio technology to fiber-optic, digital microwave or fixed copper networks. The use of DECT technology generally reduces the time and expense of installation and securing rights of way. In a conventional network build, significant investment must be made in order to offer service to a large proportion of potential customers whether or not they become actual customers. By contrast, the use of the DECT system in a network build-out provides for capital investment proportional to the number of customers actually connected because the radio links and other required equipment are installed only for those households choosing to take the service and are installed only at the time service is requested.

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

The Operating Companies

         The  following  is  a  brief  description  of  each  of  the  Operating
Companies:

      Hungarotel

         The Company holds a 99.0% interest in Hungarotel while a private Hungarian investor owns the remaining 1.0%. The Hungarotel Operating Area encompasses the southern portion of Bekes County, which borders Romania. The Hungarotel Operating Area is comprised of 75 municipalities and has a population of approximately 398,500 with an estimated 166,600 residences and 22,300 business and other potential subscribers (including government institutions). Bekes is the most intensively cultivated agrarian region in Hungary and produces a substantial portion of Hungary's total wheat production. Industry, generally related to food processing, glass and textile production, is also a strong employer in the region. Foreign investors in the Operating Area include Owens Illinois of the United States and a number of European manufacturers. The region is also a center for natural gas exploration and production. As of December 31, 1998, Hungarotel had 105,300 access lines connected to its network. The Hungarotel network utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

      KNC

         The Company holds a 94.8% interest in KNC. The KNC Operating Area municipalities own 5.0% and Antenna Hungaria owns the remaining 0.2%. The KNC Operating Area is comprised of 74 municipalities in the eastern portion of Nograd County, which borders Slovakia. The KNC Operating Area has a population of approximately 152,300, with an estimated 61,900 residences and 6,500 business and other potential subscribers (including government institutions). The principal economic activities in the KNC Operating Area include light manufacturing, tourism, some coal mining and agriculture. Foreign investors in the region include the Irish dairy producer, Avonmore, and the Japanese company, Paramount Glass. The Operating Area's proximity to Budapest, 1-1/2 hours by car, and its many cultural attractions makes it a desirable weekend and tourist destination. As of December 31, 1998, KNC had 40,000 access lines connected to its network. The KNC network utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

      Papatel

         The Company holds a 79.2% interest in Papatel. The IFC owns a 20.0% interest and Papa, the principal city in the Papatel Operating Area, owns the remainder. The Operating Area is composed of 51 municipalities located in the northern portion of Veszprem County and is contiguous with the Raba-Com Operating Area. The population of the Papatel Operating Area is approximately 64,000 with an estimated 24,000 residences and 3,300 business and other potential subscribers (including government institutions). The region is relatively underdeveloped economically with the principal economic activities centering around light industry, appliance manufacturing, agriculture and forest products. Significant foreign investors in the Operating Area include ATAG, the Dutch appliance maker, and Electricite de France. As of December 31, 1998, Papatel had 18,300 access lines connected to its network. The Papatel network utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

      Raba-Com

         The Company holds a 90.7% interest in Raba-Com. Municipalities in the Raba-Com Operating Area own the remaining 9.3%. The Raba-Com Operating Area is comprised of 63 municipalities in Vas County, which borders Austria and Slovenia. The Raba-Com Operating Area has a population of approximately 67,600, with an estimated 23,800 residences and 4,300 business and other institutional subscribers (including government institutions). The principal economic activities in the Raba-Com Operating Area include heavy manufacturing, agriculture and tourism. Significant employers include: Linde (the Hungarian central natural gas distributor): Phillips (a Dutch-owned electronics manufacturer); EcoPlast (a plastics producer); and Saga (a British-owned poultry processor). As of December 31, 1998, Raba-Com had 21,400 access lines connected to its network. The Raba-Com network utilizes a combination of a conventional build and fiber optic infrastructure.

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

         Milestones/Network Construction. Each of the Concession Contracts prescribe certain build-out obligations ("milestones") that require each
Operating Company to install a specified number of access lines within prescribed time periods. Each of the Operating Companies met their build-out requirements in 1998.
See "- Fines."

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

         Social and Educational Contributions. In addition to the royalties described above, Concession Contracts may also call for social and educational contributions based on revenues of the Operating Company, excluding VAT. The Concession Contracts for KNC and Raba-Com require them to contribute 1.5% and 1.0% of such revenues, respectively, to support social and educational projects in their Operating Areas. The Concession Contracts for Hungarotel require it to pay an amount equal to 10 times the local occupational excise tax. The applicability and enforceability of such obligation is presently uncertain. Therefore, it is not possible to predict with certainty the effect, if any, such provision will have on the Company.

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

         Fines. The failure to meet required construction milestones may result in the levying of fines by the Ministry. Such fines are computed based on a contractual formula and may be substantial. Each of the Operating Companies met their build-out requirements in 1998.

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

         The equity ownership requirements and exceptions described above are contained in the June 1996 amended Concession Contracts for Hungarotel and Papatel. The equity ownership requirements expressly set forth in KNC's and Raba-Com's Concession Contracts call for a stricter 25% plus one share Hungarian ownership requirement. However, the Ministry has stated, pursuant to a letter dated September 18, 1996, that it intends that all of the Operating Companies be treated equally with respect to such ownership requirements which requirements KNC and Raba-Com are currently in compliance.

         Each of the Operating Companies, other than Papatel, is currently in compliance with the 1% ownership requirement but not the 10% ownership requirement which was supposed to be effective in June 1998. Papatel's Concession Contract permits an initial Hungarian ownership level of its current 0.8%. If the Hungarian ownership does not meet the required levels, the LTO is required to give notice to the Ministry, which may then require the LTO to rectify the situation within three months, or a shorter period if the Ministry considers that there has been a delay in the required notification. The Ministry is currently reviewing the Hungarian equity ownership requirements. In the case of one other LTO, the Ministry has granted a waiver on the 10% ownership issue. Presently, the Ministry has indicated that it is not going to enforce at this time the 10% Hungarian equity ownership requirement. In the event that the Ministry decides to enforce the existing Hungarian ownership requirements or adopts new Hungarian equity ownership requirements, the Company will formulate plans to meet the Hungarian equity ownership requirements. Failure to do so, or failure to comply with the greater than 25% Hungarian ownership requirement at the end of the seven-year period might be considered a serious breach of a Concession Contract, giving the Ministry the right, among other things, to terminate the Concession Contract. There can be no assurance that the Company will be able to increase the Hungarian ownership in the Operating Companies in a manner sufficient to comply with such requirements in the future.

         The Hungarian ownership requirements would effectively give minority Hungarian stockholders in the Operating Companies the ability to block certain corporate transactions requiring the approval of 75% of stockholders voting on the matter, including mergers and consolidations, increases in share capital and winding-up. In addition, unless the Hungarian ownership requirements are formally changed, compliance would result in a reduction in the Company's ownership in the Operating Companies, and, consequently, the Company's share of income, if any, or loss of the Operating Companies will be reduced proportionately.

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

         Through December 31, 1997, the 1993 Tariff Decree regulated the prices that the Company could charge its customers for: (a) subscription fees, (b) local calls, and (c) long distance and international calls. The 1993 Tariff Decree provided for an aggregate price cap and separate price caps for each separate service. The 1993 Tariff Decree permitted annual increases in these categories of services according to a formula tied to the PPI. The Operating Companies were required to charge the same tariffs as MATAV for long distance and international calls. The Company increased its tariffs 28.3% and 23.3% for 1996 and 1997, respectively. In December 1997 the Ministry adopted Decree No. 31/1997 of the KHVM on Fees Related to Telecommunication Services Subject to Concession (the "1997 Tariff Decree") which regulated the Operating Companies' tariffs for services effective January 1, 1998. The 1997 Tariff Decree set separate price caps for each category of service through 2000, which price caps provided for annual rate increases based on the CPI for the prior year. Based on the 1997 Tariff Decree, the Operating Companies' aggregate tariffs in 1998 increased by up to 18.0% from the Operating Companies' 1997 rates. The 1997 Decree also provided for a rebalancing formula which allowed greater increases in the charges for subscription fees and local calls than in domestic long distance or international calls. For 1999, in accordance with the policies set forth in the 1997 Tariff Decree, the Ministry amended the 1997 Tariff Decree by adopting Decree No. 31/1998 (XII.23) (the "1998 Tariff Decree") which provides for an aggregate retail tariff increase of approximately 11.2% as compared to the 12.5% increase in the benchmark CPI. According to the 1997 Tariff Decree, the Ministry may reduce the CPI percentage increase by as much as a 2% efficiency factor to obtain the maximum allowable price increase. The efficiency factor applied to the Company in the 1997 Tariff Decree was zero and in the 1998 Tariff Decree is about 1.3%. With respect to rebalancing, the 1998 Tariff Decree provided for rebalancing factors in addition to the price increase as follows: plus 10% for subscription rates, plus 6.4% for local calling rates and minus 8.0% for long distance and international call rates. The total increase provided for a 12.47% weighted average increase in local call rates, a 27.49% weighted average increase in subscription fees and a 3.6% weighted average increase in long distance and international call rates. The 1998 Tariff Decree also provided for the shifting of a local calling allowance for residential customers (HUF 240, about 17% of the residential subscription fee) to local call revenue.

         Pursuant to the 1993 Tariff Decree, the Ministry set the revenue sharing arrangements between the Operating Companies and MATAV with respect to long distance and international calls through December 31, 1997. The revenue sharing arrangements provided for the Operating Companies to retain an interconnection fee from the fees collected from the Operating Companies' customers for long distance and international calls. The interconnection fees were fixed based on a complex formula which was intended to result in the LTOs (including MATAV, in its role as an LTO, and the Operating Companies) receiving 67% of the telecommunications revenue and MATAV, in its role as the long distance and international provider, receiving 33% of such revenue. For 1997, the weighted average interconnection fee was fixed at HUF 12.82/minute for long distance and international calls, depending on the tariff period. An LTO received 60% of the interconnection fee for a domestic long distance or international call initiated by such LTO's customer and an LTO received 40% of the interconnection fee for domestic long distance or international calls terminating with one of such LTO's customers. In January 1998 the Ministry adopted Decree 1/1998 of the KHVM on Distribution of Revenues Related to
Telecommunication Services Subject to Concession, on Fees of Leased Line Services Utilized for Provision of Telecommunication Services Subject to Concession and on Settlement of Fees ("the 1998 Interconnection Decree") which regulated the interconnection fees for 1998 and provided for each LTO to receive an average interconnection fee of HUF 8.14/minute for either the initiation or termination of a domestic long distance or international call. For 1999 and future years, the Ministry announced that it intended to start regulating the interconnection fees based on internationally accepted benchmarks with the goal of creating a cost-based interconnection fee regime. To that end, the Ministry adopted Decree 6/1999 (II.19) (the "1999 Interconnection Decree") which amended the 1998 Interconnection Decree. The 1999 Interconnection Decree provides for each LTO to receive in 1999 an average interconnection fee of HUF 16.28/minute for the initiation of a domestic long distance or international call and an average fee of HUF 7.5/minute for the termination of a domestic long distance or international call. For 2000 and future years, the Ministry has asked MATAV and the other LTOs to provide cost based data for January to June 1999 to the Ministry by September 30, 1999 so that the Ministry could use such data to introduce a cost-based interconnection fee regime, which is already a requirement for EU members. See " - Competition."

         The Connection Fee Decree provides for maximum subscriber connection fees at HUF 90,000 ($415.70) for business customers and HUF 30,000 ($138.57) for residential customers. See "- Operations - Services Subscription and Connection Fees."

     Wireless Networks

         The use of radio frequencies for wireless communications technology is licensed and regulated by the Ministry and the Inspectorate, which have the authority to grant such licenses after a formal review process, including licenses for use of the DECT system frequency band of 1880 MHz to 1900 MHz. In Hungary, the service provider having the concession, after acquiring the necessary permits and licenses, will have the authority to: (i) establish subscriber radio lines with fixed service or with DECT; (ii) establish a radio telecommunication system to be accessed by a building or group of buildings, with fixed service or with DECT; and (iii) provide PBX service with fixed service or with DECT.

     Hungarian Taxation

         Corporate Income Tax. The operations of the Company's Hungarian subsidiaries, including the Operating Companies, are subject to Hungarian corporate income tax. Generally, Hungarian corporations are subject to tax at an annual rate of 18.0%. Companies which fulfilled certain criteria were entitled to a 100.0% reduction in income taxes for the five year period ending December 31, 1998 and a 60.0% reduction in income taxes for the subsequent five year period ending December 31, 2003, provided certain criteria continue to be met. See Note 1(j) of Notes to Consolidated Financial Statements. The Operating Companies are currently eligible for such tax treatment. However, the corporate income tax is reviewed, and subject to change, annually. Any tax increase or change in the tax exempt status of the Operating Companies could have a material adverse effect on the Company.

         Value Added Tax ("VAT"). The Hungarian VAT system is virtually identical to the one used in most European countries. VAT is a consumption tax which is fully borne by the final consumer of a product or service. The current rates of VAT in Hungary vary between 0.0% and 25.0%, depending on the type of product or service.

         Social Insurance Contributions. The level of contributions for social insurance in Hungary is one of the highest in Europe. In 1998 employers were required to pay the state 39% (reduced to 33% for 1999) of an employee's gross salary as a social security contribution and 4.5% (reduced to 3.0% for 1999) of an employee's gross salary as the employer's contribution to the unemployment fund. In addition, the Company must pay HUF 3600 ($16.63) per month for each employee for health insurance. The Company's share of pension, unemployment, social security and health insurance payments are reflected in operating and maintenance expenses.

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

         In 1998, the Ministry awarded Pan-Tel the license to provide non-exclusive telecommunications services such as data transmission and voice mail. Pan-Tel started building its telecommunications network in 1998. The current shareholders of Pan-Tel include MAV Rt. (the Hungarian railway company), MOL Rt. (the Hungarian oil and gas company), KFKI Computer Systems Rt. (a Hungarian information technology research firm) and Koninklijke PTT Nederland NV (the Dutch telephone company). Another entrant into the marketplace, Novacom Rt. ("Novacom") owned by affiliates of RWE Telliance AG, a German telecommunications company and EnBW AG, a German electricity provider, is expanding the fiber optic infrastructure of the Budapest electricity distributor Elmu Rt. in order to enter the telecommunications market. There are also several companies entering the market by building new wireless networks. The Hungarian cable television industry is undergoing consolidation. United Pan-Europe Communications, a subsidiary of the global television operator United International Holdings, Inc. of Denver, Colorado, is the largest cable television operator in Hungary.

         The Company faces competition from the three Hungarian cellular providers-Westel 900 GSM Mobil Tavkozlesi ("Westel 900"), Westel Radiotelefon Kft. ("Westel") and Pannon, which are able to provide consumers with mobile telephones rather than fixed telephones. Westel 900 and Westel, both joint ventures between Mediaone Group Inc. (formerly part of US West) and MATAV have the national licenses to provide both digital and analog cellular services, while Pannon, a consortium comprised of the Scandinavian PTOs (including Tele Danmark) and the Dutch PTT, may only provide digital cellular services. Presently, the airtime and monthly fees charged by the cellular operators are generally more than the fees for comparable services charged by the Company. In addition, Hungary issued a tender in February 1999 for the 1800-megahertz, or DCS frequency for mobile communications. It is expected that three licenses will be awarded at least one of which will be awarded to a new entrant into the cellular market.

         If the current regulatory framework remains unchanged, the Ministry may invite tenders for concessions to provide local, long distance and international basic telephone services when the monopolies of the Operating Companies, the other LTOs and MATAV expire. Pan-Tel and these other entities would be entitled to submit a bid as will any other telephone operator.

         Hungary's application for membership in the European Union (the "EU") was accepted. Hungary is now in the process of negotiating the terms of its accession into the EU. The EU has adopted numerous directives providing for an open telecommunications market among its member nations. The Company believes that its exclusivity rights will not be affected by Hungary's accession in the EU.

         Furthermore, Hungary, as a member of the World Trade Organization ("WTO"), ratified the WTO's Telecommunications Agreement, which agreement began liberalizing the market for telecommunications services effective January 1, 1998. Hungary's ratification postponed Hungary's liberalization of its telecommunications market until 2002. In the event Pan-Tel or any other competitor builds a telecommunications infrastructure with the capacity to provide non-exclusive services prior to 2002 and non-cellular local voice telephone services beginning in 2002 in an Operating Area, such competitor could, assuming it obtains the proper authorizations, directly compete with the Company in the Operating Areas with respect to such services. Prior to 2002, the Company may consider adopting plans to compete in other local telecommunications concession areas in Hungary or in the long distance and international telecommunications markets in Hungary, which may include joint ventures with Hungarian or international entities.

Employees

         The Company had a total of approximately 665 employees, including 11 expatriates, as of March 1999. The Company hired approximately 700 persons in connection with the assets acquired from MATAV for its five Operating Areas. The Company has recently completed the 1999 wage negotiations with its unions. The Company considers its relations with its employees to be satisfactory.

                               Item 2. Properties

         The Company leases 1,157 square feet of office space at 100 First Stamford Place, Stamford, CT at a monthly rental of $2,508. The lease expires March 31, 2000. The Company owns 365 square meters of office space in Budapest at Kiralyhago u.2. The Company believes that its leased and owned office space is adequate for its present needs but is currently reviewing its alternatives as to its future needs.

         In addition, each Operating Company owns or leases the following office or customer service space in its respective Operating Area: KNC owns or leases 57,000 square feet of total space; Raba-Com owns or leases 15,000 square feet of total space; Hungarotel owns or leases 119,594 square feet of total space; and Papatel owns or leases 18,000 square feet of total space.

                            Item 3. Legal Proceedings

         Hungarotel is a defendant in a lawsuit filed by Dialcont Kft. ("Dialcont") on March 28, 1996 in Hungary alleging a breach of contract for services allegedly provided by Dialcont during 1994 and 1995. The Company believes that Dialcont's claim is without merit. Dialcont is seeking HUF 270 million ($1.2 million). This action is still pending in the Hungarian court system.

         Raba-Com is a defendant in a lawsuit filed by an individual residential customer in Hungary on December 4, 1997. The plaintiff sought a refund of a minimal amount alleging that his home was connected to Raba-Com's network in an untimely fashion. Raba-Com prevailed on the merits in the lower court. The plaintiff appealed the case in the appellate court which court overturned the lower court's decision. Raba-Com filed an appeal with the Hungarian Supreme Court which is still pending. Should, however, Raba-Com lose its appeal at the Supreme Court level, the Company could be subject to additional claims for refunds. The Company believes its meritorious defense to this claim and any others that may be filed regarding this matter.

         In January 1999, the Company settled a lawsuit brought by one of its former employees alleging wrongful termination of the plaintiff's employment.

         HTCC Consulting Rt. ("Consulting"), Papatel and KNC are involved in several disputes with the Hungarian taxing authorities (the "APEH") pursuant to which the APEH alleges that Consulting owes HUF 105 million (approximately $485,000), Papatel owes HUF 26 million (approximately $120,000) and KNC owes HUF 26 million (approximately $122,000) for various reasons. The Operating Companies believe that the APEH claims are without merit and are vigorously defending themselves against such claims.

         During 1996 and 1997, the Company entered into several construction contracts with a Hungarian contractor which totaled $59.0 million in the aggregate, $47.5 of which was financed by a contractor financing facility. To date, the balance on the contractor financing facility is $36.6 million. The Company and the contractor have a disagreement with respect to several issues relating to the quality and quantity of the work done by the contractor. The Company has rejected invoices totaling $3.2 million. The Company has claims against the contractor for substantially more than the amount being claimed by the contractor. During 1998 the Company and the contractor engaged in settlement discussions but were unable to reach a settlement. The Company is reviewing its options with respect to such dispute. At this time the outcome of such dispute can not be predicted with certainty. The Company believes that it will prevail on the merits such that it will not be responsible for the full payment on the aggregate contractual amount. There can, however, be no assurances as to the final outcome or course of action of such dispute.

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

           Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

                                     PART II

  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

           The Company's Common Stock trades on the American Stock Exchange (the "Amex") under the symbol "HTCC." Trading of the Common Stock on the Amex commenced on December 20, 1995. From December 8, 1994 through December 19, 1995, the Common Stock was quoted on the Nasdaq National Market and from December 28, 1992 through December 7, 1994 the Common Stock was quoted on the Nasdaq Small-Cap Market. In 1998, NASD, parent of The Nasdaq Stock Market, merged with the American Stock Exchange. Subsequent to the merger, The Nasdaq-Amex Market Group was created as a holding company under which both The Nasdaq Stock Market and the American Stock Exchange function as independent subsidiaries, with separate listed companies.

         The following table sets forth the high and low sale prices for the Common Stock as reported by the Amex for each quarter in 1997 and 1998.

                                               High              Low
Quarter Ended:

1997
March 31, 1997 . . . . . . . . . . . .       $11-3/8          $  9-1/4
June 30, 1997. . . . . . . . . . . . .        10-5/8             8-1/4
September 30, 1997 . . . . . . . . . .        12-7/8             8-3/8
December 31, 1997. . . . . . . . . . .        13-3/4             9-3/8

1998
March 31, 1998 . . . . . . . . . . . .       $11-1/8           $ 7-1/2
June 30, 1998. . . . . . . . . . . . .         8-3/4             4-7/8
September 30, 1998 . . . . . . . . . .         6-1/8             2-1/8
December 31, 1998. . . . . . . . . . .         6-5/8             3

         On March 24, 1999, the closing sale price for the Common Stock on the Amex was $4.5625.

Stockholders

         As of March 25, 1999, the Company had 5,395,864 shares of Common Stock outstanding held by 103 holders of record. The Company believes that it has approximately 1,500 beneficial owners who hold their shares in street names.

         The Company will furnish, without charge, on the written request of any stockholder, a copy of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including financial statements filed therewith. Stockholders wishing a copy may send their request to the Company at 100 First Stamford Place, Suite 204, Stamford, CT 06902.

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


                         Item 6. Selected Financial Data

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                                                                           Selected Financial and Operating Data
                                                                  (Dollars in Thousands, Except Per Share Amounts)
                                       1998              1997           1996            1995               1994
                                    ---------          ---------      --------        ---------           --------
For the Year
Operating revenues                 $   38,707         $   37,891       $20,910          $  4,070         $    ---
Operating income (loss)            $   (6,059)        $  (1,263)       $(20,553)        $(17,829)        $ (5,272)
                                                                                -
Net loss                           $ (50,612)         $ (36,236)       $(54,769)        $(20,024)        $ (4,597)
                                                                                -
Net loss per common share          $    (9.53)        $    (7.97)      $ (13.14)        $  (6.30)        $  (2.13)

At Year-End
Total assets                       $ 177,067          $ 186,485        $156,615         $110,387         $ 27,577
Long-term debt, excluding
current installments               $ 202,881          $ 194,537        $148,472         $ 23,467         $  2,299
Total stockholders' (deficiency)
equity                             $ (89,037)         $ (41,837)       $(23,790)        $ 15,739         $ 12,563


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         HTCC is engaged primarily in the provision of telecommunications services through its majority-owned operating subsidiaries, KNC, Raba-Com, Papatel and Hungarotel. The Company earns substantially all of its telecommunications revenue from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer's discretion).

         During 1996 and 1997 the Company embarked on a significant network development program which met its substantial demand backlog, increased the number of basic telephone access lines in service and modernized existing facilities. The development and installation of the network in each of the Company's Operating Areas required significant capital expenditures.

         The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers, revenues per customer and construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's Operating Areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control. The success of the Company's strategy is dependent upon its ability to increase revenues through increased usage and the addition of new subscribers.

         To date, the Company's activities have involved the acquisition of the concessions and telecommunications networks from MATAV and the subsequent design, development and construction of the modern telecommunications infrastructure that the Company now has in service. The Company paid the Ministry $11.5 million (at historical exchange rates) for its concessions, spent approximately $23.2 million (at historical exchange rates) to acquire the existing telecommunications assets in its Operating Areas from MATAV, and spent $171 million through December 31, 1998 (at historical exchange rates) on the development and construction of its telecommunications infrastructure. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added 123,600 access lines through December 31, 1998 to the 61,400 access lines acquired directly from MATAV. As a result, the Company had 185,000 access lines in operation at year end 1998.

         The Company funded its construction costs primarily through the $170 million Postabank Credit Facility and a $47.5 million contractor financing facility. The Company and the Hungarian contractor which granted the contractor financing facility have a disagreement with respect to several issues relating to the quality and quantity of the work done by the contractor. During 1998 the Company and the contractor engaged in settlement discussions but were unable to reach a settlement. The Company is currently reviewing its options with respect to this dispute. See Item 3 "Legal Proceedings", and Note 9(e) of Notes to the Consolidated Financial Statements.

         The first installment of the repayment of the Postabank Credit Facility is due on March 31, 1999. To date, the Company has suffered from recurring losses from operations and has a working capital deficiency and a net capital deficiency. The Company does not presently have sufficient funds on hand to pay the first installment on the Postabank Credit Facility. Under the Postabank Credit Facility, a failure to pay any installment constitutes an "Event of Default". Upon notice to the Company of an Event of Default, the Company is entitled to the benefit of a 60 day cure period. If such Event of Default is not cured within 60 days, Postabank could declare all amounts outstanding under the Postabank Credit Facility due and payable upon 60 days notice.

         The Company, with assistance from its financial advisors, is currently in negotiations with Postabank and its financial advisors regarding a restructuring of the Company's obligations with the goal of reducing the Company's cash repayment obligations so that the Company can sufficiently fund its working capital requirements, capital expenditures and meet its financing obligations with cash flows from operations. The Company is also reviewing various other financing alternatives with several entities. While the result of such negotiations and the availability of alternative sources of financing cannot be predicted with certainty, the Company believes that it will be able to resolve its financial issues so that it will be able to meet its obligations during 1999. However, there can be no assurance that the Company will be able to resolve these issues on commercially reasonable terms, or at all. Such negotiations and/or discussions could result in the issuance of equity and/or debt securities of the Company or one or more of the Operating Companies. In addition, the Company relies on its ability to generate cash from operations which is dependent upon the Company's ability to attract additional customers and increase revenues per customer. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of the Company's services.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has granted various options to purchase the Company's Common Stock, including those previously granted to Citizens, and has provided certain preemptive rights to Citizens and Tele Danmark. For the term of these options, the holders will have the opportunity to exercise and dilute the interests of other security holders or, in the case of Citizens, acquire a controlling interest in the Company. As long as these options remain unexercised, the Company's ability to obtain additional equity capital may be adversely affected.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

     Net Revenues

                                                                      Year ended
        (dollars in millions)                                    1998            1997
        Measured service revenues                              $ 32.2          $ 26.2
        Subscription revenues                                    10.7             7.2
        Net interconnect charges                                 (9.8)         (10.2)
                                                                ------         ------
        Net measured service and subscription revenues           33.1            23.2
        Connection fees                                           2.0            12.9
        Other operating revenues, net                             3.6             1.8
                                                                ------         ------
        Telephone Service Revenues, Net                        $ 38.7          $ 37.9
                                                               =======         =======

         The Company recorded a 2.1% increase in net telephone service revenues to $38.7 million for the year ended December 31, 1998 from $37.9 million for the year ended December 31, 1997.

         Net measured service and subscription revenues increased 42.7% to $33.1 million for the year ended December 31, 1998 from $23.2 million for the year ended December 31, 1997. Measured service revenues increased 22.9% to $32.2 million in 1998 from $26.2 million in 1997 while subscription revenues increased 48.6% to $10.7 million in 1998 from $7.2 million in 1997. These increases in call and subscription fee revenues are the result of a 35% increase in average access lines in service from approximately 132,000 lines for the year ended December 31, 1997 to approximately 178,000 lines for the year ended December 31, 1998. The growth in access lines is not fully reflected in increased measured service revenues as newer customers require a period of maturity before producing revenues similar to established telephone customers.

         These revenues have been offset by net interconnect charges which totaled $9.8 million for the year ended December 31, 1998 as compared to $10.2 million for the year ended December 31, 1997. As a percentage of call and subscription revenues, net interconnect charges have declined from 31% for the year ended December 31, 1997 to 23% for the year ended December 31, 1998, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1998. Based upon recent negotiations with MATAV and the Hungarian Ministry of Telecommunications, the Company expects net interconnect, as a percentage of call and subscription revenues, to decrease in 1999.

         Connection fees for the year ended December 31, 1998 totaled $2.0 million as compared to $12.9 million for the year ended December 31, 1997. This decrease reflects the reduction in the number of new access lines connected from approximately 81,700 during the year ended December 31, 1997 to approximately 9,900 lines during the year ended December 31, 1998. Connection fees were expected to decline substantially during the year as the majority of wait-listed customers have been provided with access lines. The Company expects connection fees to continue to decline as no significant backlog of wait-listed customers exists.

         Other operating revenues increased 100% to $3.6 million during the year ended December 31, 1998 compared to $1.8 million during the year ended December 31, 1997 due to revenues generated from the provision of direct lines and revenues generated from Lucent PBX sales and related maintenance services. The Company does not expect as large of an increase in other operating revenues in 1999 as was experienced in 1998.

     Operating and Maintenance Expenses

         Operating and maintenance expenses for the year ended December 31, 1998 decreased to $19.6 million compared to $25.0 million for the year ended December 31, 1997. On a per line basis, operating and maintenance expenses decreased to approximately $110 per average access line for the year ended December 31, 1998 from $190 for the year ended December 31, 1997 as the Company achieved productivity improvements, including discontinuing the use of labor intensive manual switchboards through the use of modern switching technology, as well as increased focus on reducing operating expenses. The Company does not expect significant decreases in operating and maintenance expenses in 1999. However, on a per line basis, operating and maintenance costs are expected to decline as additional access lines are added during 1999.

     Termination of Management Services Agreement

         For the year ended December 31, 1998, the Company recorded a charge totaling $11.1 million representing the present value of payments due to Citizens International Management Services Company under a termination and consulting agreement. See Note 14 of Notes to Consolidated Financial Statements.

     Depreciation and Amortization

         Depreciation and amortization charges increased to $11.6 million for the year ended December 31, 1998 from $8.3 million for the year ended December 31, 1997. The Company expects depreciation and amortization charges in 1999 to increase in functional currency terms due to additional capital expenditures in its operating subsidiaries, however, in U.S. Dollar terms the Company expects depreciation and amortization to remain consistent with 1998 amounts due to devaluation of the operating subsidiaries' functional currency.

     Management Fees

         Management fees pursuant to management service agreements decreased to $2.5 million for the year ended December 31, 1998 from $5.8 million for the year ended December 31, 1997. This decrease was due to the termination of management services agreement between the Company and Citizens International Management Services Company. See Note 14 of Notes to Consolidated Financial Statements. The Company does not have any continuing management services agreement.

     Loss from Operations

         Loss from operations increased to $6.1 million for the year ended December 31, 1998 compared to $1.3 million for the year ended December 31, 1997. Excluding the cost of terminating the management services agreement and management fees, income from operations for the years ended December 31, 1998 and 1997 would have been $7.6 million and $4.5 million, respectively. Contributing to such improvements were higher revenues and lower operating and maintenance expenses during the year ended December 31, 1998 as compared to the year ended December 31, 1997, offset by increased depreciation and amortization charges during the year

     Foreign Exchange Loss

         Foreign exchange losses decreased to $0.2 million for the year ended December 31, 1998 from $0.5 million for the year ended December 31, 1997. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark.

     Interest Expense

         Interest expense increased to $45.9 million for the year ended December 31, 1998 from $35.2 million for the year ended December 31, 1997. This increase was attributable to higher average debt levels during the year ended December 31, 1998 as compared to the year ended December 31, 1997 as the Company incurred additional indebtedness in order to continue the construction of its telecommunications networks and repay other loan obligations. Interest capitalized and included in the cost of construction of certain long term assets amounted to approximately $0.3 million during 1998 and $4.5 million in 1997. As stated above, the Company is presently in negotiations to restructure its current debt agreements.

    Other, net

         Other, net income amounted to $0.8 million for the year ended December 31, 1998 as compared to $13,000 for the year ended December 31, 1997. This increase during the year ended December 31, 1998 is due to an approximate $0.8 million gain realized related to the termination of the former management services agreement between the Company and Citizens International Management Services Company. Under such termination agreement, the Company satisfied its obligations, under a previous management services agreement, of $9.6 million by issuing 100,000 shares of Common Stock valued at $513,000 and a promissory note in the amount of $8.4 million. See Note 14 of Notes to Consolidated Financial Statements.

     Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $50.6 million, or $9.53 per share, for the year ended December 31, 1998 as compared to a net loss of $36.2 million, or $7.97 per share, for the year ended December 31, 1997.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

     Net Revenues

                                                                 Year ended
        (dollars in millions)                               1997            1996
        Measured service revenues                           $ 26.2         $ 20.5
        Subscription revenues                                  7.2            3.8
        Net interconnect charges                             (10.2)          (8.9)
                                                           -------         -------
        Net measured service and subscription revenues        23.2           15.4
        Connection fees                                       12.9            4.1
        Other operating revenues, net                          1.8            1.4
                                                           -------         -------
        Telephone Service Revenues, Net                     $ 37.9         $ 20.9
                                                           =======         =======

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

         These revenues have been offset by net interconnect charges which totaled $10.2 million for the year ended December 31, 1997 as compared to $8.9 million for the year ended December 31, 1996. As a percentage of call and subscription revenues, net interconnect charges have declined from 37% for the year ended December 31, 1996 to 31% for the year ended December 31, 1997, due to a higher proportion of local traffic as additional access lines are placed in service.

         Connection fees for the year ended December 31, 1997 totaled $12.9 million as compared to $4.1 million for the year ended December 31, 1996. This increase reflects the connection of 81,700 access lines during the year ended December 31, 1997 as compared to the connection of 28,200 access lines during the year ended December 31, 1996.

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

     Interest Expense

         Interest expense increased to $35.2 million for the year ended December 31, 1997 from $23.2 million for the year ended December 31, 1996. This increase was attributable to higher average debt levels during the year ended December 31, 1997 as compared to the year ended December 31, 1996 as the Company incurred additional indebtedness in order to fund construction of its telecommunications networks. Interest capitalized and included in the cost of construction of certain long term assets amounted to approximately $4.5 million during 1997 and $2.1 million in 1996.

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

     Abandonment of Financing

         During the year ended 1996, the Company canceled a planned bond offering in favor of a Hungarian Bank Credit Facility. The costs of abandonment of financing were $3.0 million and included $2.0 million in settlement of fees and costs of the underwriter and $1.0 million for professional fees and various out of pocket expenses.

     Other, net

         Other, net income decreased to $13,000 for the year ended December 31, 1997 from $1.1 million for the year ended December 31, 1996 principally due to a decrease in non-operating income and ancillary services.

     Loss Before Extraordinary Items

         As a result of the factors discussed above, the Company recorded a loss before extraordinary items of $36.2 million, or $7.97 per share, for the year ended December 31, 1997 compared to a loss before extraordinary items of $47.5 million, or $11.38 per share, for the year ended December 31, 1996.

     Extraordinary Item

         The Company did not record any extraordinary items in 1997 as compared to the year ended December 31, 1996, during which the Company recorded an extraordinary item of $7.3 million, $1.76 per share, comprised of a non-cash charge of $8.2 million related to the write-off of the remaining unamortized deferred financing costs pertaining to the Citizens Loan Agreements, offset by extraordinary income of $0.9 million relating to a gain on early retirement of a vendor credit facility. See Notes 5 and 14 of Notes to Consolidated Financial Statements.

     Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $36.2 million, or $7.97 per share, for the year ended December 31, 1997 as compared to a net loss of $54.8 million, or $13.14 per share, for the year ended December 31, 1996.

Liquidity and Capital Resources

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the Company's operating areas required significant capital expenditures ($171 million at historical exchange rates through December 31, 1998). The Company's networks now have the capacity, with some additional capital expenditures, to provide basic telephone services to virtually all of the potential subscribers within its Operating Areas.

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

         In October 1996, the Company borrowed the equivalent of $82.3 million in Hungarian Forints under the Postabank Credit Facility. Approximately $75.2 million of this amount was used to repay Citicorp all funds advanced pursuant to the Citicorp Credit Facility, as amended, and $2.0 million in fees and costs representing settlement in connection with the cancellation of the Company's proposed private placement of debt securities. The remaining $5.1 million was used to pay management fees and reimbursable costs owed to Citizens pursuant to the Management Services Agreement with Citizens. An additional $5.6 million of the facility was used to pay loan origination fees and costs to Postabank under the terms of the loan agreement, $2 million of which are being reimbursed to the Company in equal quarterly installments over a two year period, and is being amortized over the life of the loan facility. The remainder of the proceeds have been used to complete construction of the Company's telecommunication networks, provide additional working capital, and refinance or repay other existing debt obligations. As of December 31, 1998, the Company had borrowed the entire $170 million under the Postabank Credit Facility.

         In 1996, the Company's subsidiary Hungarotel entered into a $47.5 million construction contract for the construction of a telephone network with a capacity of 40,000 lines in its Bekescsaba service area. Financing was provided by the contractor for the full contract amount. The financing agreement requires repayment in 20 quarterly installments commencing on March 31, 1998, with final payment due December 31, 2002. Interest is charged at a variable rate computed as the weighted average of the six and 12 month Hungarian National Treasury Bill interest rate for each quarter plus 2.5%. The Company may elect, and has elected, to defer repayment of 20% of the total debt repayments due in 1998 and 1999.

         In 1995, the Company  applied for network  construction  subsidies from the Hungarian government. In December 1995, certain of the Company's applications were approved, subject to certain conditions, which resulted in the Company being awarded subsidies aggregating $0.9 million. The Company received such subsidies in installments in the fourth quarter of 1996 and the first quarter of 1997. One-half of such funds were received in the form of a grant and one-half in the form of a non-interest bearing loan repayable over a three year period beginning in 1997.

         Net cash provided by operating activities totaled $11.1 million for the year ended December 31, 1998 compared to $4.9 million for the year ended December 31, 1997. For the years ended December 31, 1998 and 1997, the Company used $15.6 million and $73.3 million, respectively, in investing activities, which was primarily used to fund the construction of the Company's telecommunications networks. Financing activities provided net cash of $9.3 million and $58.4 million for the years ended December 31, 1998 and 1997, respectively.

Inflation and Foreign Currency

         For the year ended December 31, 1998, inflation in Hungary was approximately 12% on an annualized basis. It is the stated policy goal of the Hungarian government to keep inflation from exceeding approximately 9% in 1999.

         The Company's Hungarian operations generate revenues in Hungarian Forints and incur operating and other expenses, including capital expenditures, predominately in Hungarian Forints but also in U.S. Dollars. The Company's resulting foreign currency exposure is difficult to hedge due to the significant costs involved and the lack of a market for such hedging. In addition, certain of the Company's balance sheet accounts are expressed in foreign currencies other than the Hungarian Forint, the Company's functional currency. Accordingly, when such accounts are converted into Hungarian Forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income or loss. When the Company and its subsidiaries' Forint-denominated accounts are translated into U.S. Dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders' deficiency.

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

Year 2000

         In 1998 the Company initiated a project designed to identify and mitigate Year 2000 computer deficiencies. The Company formed a Year 2K project team (the "Project Team") with the mandate to identify problems, set methodologies for resolution, and budget expenses all in order to minimize the impact of any Y2K problems from the Company's computer systems.

         The Project Team consists of employees from senior and mid-level management from various business units within the Company. The Project Team also includes several of the Company's computer technicians and representatives from the systems' vendors. The Project Team has 10 permanent members from the Company and 3 permanent members from the switching and billing system vendors. Other vendors are consulted on an "as needed" basis. The Company also formed an oversight committee comprised of senior management to oversee the Y2K issue.

         The Project Team is examining the Company's telecommunications networks, IT business systems, and miscellaneous support systems. These systems include computers that support telephone services, bill production, customer accounting, plant records, payroll, and a variety of systems such as air conditioners and building entry systems. The project has five primary phases:
(I) inventory, (II) assessment, (III) remediation, (IV) testing and (V) contingency planning and certification. Phase I is complete and consisted of the development of a comprehensive working list which documents all software and microprocessor reliant materials used by the Company to ensure that phase II covers the entire population of potential Y2K issues. Phase II consisted of evaluating the inventory list developed during Phase I and determining which systems need replacement, modification or retirement during 1999. Phase II is complete. Phase III is currently underway and consists of replacing those hardware and software components identified as non-compliant and should be completed by the middle of the second quarter 1999. At this time, some systems have already been modified to make them Y2K compliant and other systems have been placed on retirement schedules. Major switching components are scheduled for replacement in April, May and June of this year. Phase IV will consist of testing of existing and new hardware and software components and will be completed during the second and third quarters of this year. Phase V consists of developing a written plan for alternative methods of completing critical processes should failure occur at the turn of the century. Contingency plans are being developed currently for all systems. Written contingency plans will be provided to the employees by September. The Company will begin awareness campaigns to draw employee and customer attention to the potential problems associated with Y2K by April 1, 1999.

         The Company relies upon its network construction vendors to provide compliant hardware and software. The Project Team believes that compliance of the telephone switching systems and the automatic message accounting interface with the billing system present the most significant Y2K exposure for the Company. In cooperation with representatives from the switch manufacturers who are active members of the Project Team, the Project Team has developed a plan for Y2K Compliance of the switching systems. The switching system vendors have provided the Company with delivery schedules that will bring the switching systems into compliance by June of this year, at which time compliance certificates will be issued by the vendors. Compliance of the switching systems by June should allow sufficient time to test the switching/billing system Automatic Message Accounting ("AMA") interface and allow problems to be solved in a timely manner before the turn of the century.

         The Company relies upon MATAV's telecommunication network for all long-distance interconnections. Should MATAV's telephone switching systems be non-Y2K compliant, the systems could fail resulting in lost revenue for the Company. The Company is working directly with MATAV to reduce the risk of failure. A member of the Project Team employed by one of the Company's telecommunications switching vendors also sits on MATAV's Y2K committee and is actively involved in the issue. The Company believes that no costs will be incurred related to this matter. MATAV will also provide the Company with certification for the 2MB backbone of the Company's internal wide area network.

         The  Company's  recently  implemented  Billing and Customer Care system
(BACC) is Y2K compliant according to its vendor, representatives of which participate on the Project Team. During phase IV of the program, beginning in April, and following the upgrades of the Company's switching systems, the BACC system will be fully tested in cooperation with the vendor to ensure Y2K compliance has been reached. The vendor will issue a compliance certificate following successful completion of these tests.

         Various other IT systems have been identified to be replaced or upgraded in association with the Company's efforts to become Y2K compliant. The Company believes that all such systems will have completed all phases of the project by the end of the third quarter of 1999. The Company maintains approximately 2 million lines of computer code developed internally which will be tested and modified by the end of the third quarter.

         The Company currently estimates that the total costs of remediation will be approximately $785,000, which includes the replacement and/or upgrade of certain equipment. $630,000 of such cost will allow the Company to provide additional services in addition to bringing the Company into Y2K compliance. At this time, no material costs have been incurred for remediation of the Y2K problem. It is expected that most costs will be incurred during the second and third quarters of 1999. Management cannot provide assurance that the result of the project or that the remediation costs will not be materially different from estimates. Accordingly, contingency plans are currently being developed to address high-risk systems. The contingency plans are expected to be in place by the third quarter of 1999.

         The Company is dependent on network switch manufacturers to provide compliant hardware and software in a timely manner. Within IT, the Company is dependent on the development of software by external experts, and the availability of critical resources with the requisite skill sets. At worst case, failure by the Company or by certain of its vendors to remediate Y2K compliance issues could result in disruption of the Company's operations, possibly impacting its telecommunication network and the Company's ability to bill and collect revenues. However, management believes that this worst case scenario is unlikely, and that its efforts to mitigate Y2K issues will be successful.

Prospective Accounting Pronouncements

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

         The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company is required to adopt both new statements in the first quarter of 1999. The adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

Market Risk Exposure

            The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 75% of operational costs are Hungarian Forint based and are therefore subject to exchange rate variability between the Hungarian Forint and U.S. Dollar. This variability is mitigated by several factors, including the Hungarian National Bank policy to peg the Hungarian Forint to a currency basket and the telecommunications pricing law. The "crawling peg" policy of the National Bank of Hungary maintains a scheduled daily devaluation of the Hungarian Forint through a currency basket consisting of 70% Euros and 30% U.S. Dollars. The Hungarian Forint is allowed to trade within 2.25% of the mid-point of this trading band. As of Mid-March 1999, the Hungarian government devaluation policy is 0.6% per month, totaling approximately 7.4% for the year. The telecommunications pricing law allows prices to increase by the Consumer Price Index (CPI) adjusted for an efficiency factor of up to 2%. Thus, to the extent that adjusted CPI follows devaluation, revenues are somewhat insulated from exchange rate risk.

         The debt obligations of the Company are primarily denominated in Hungarian Forint. The interest rate on the Hungarian Forint debt obligations is based on the weighted average of the Hungarian National Bank 6 month and 12 month Treasury Bill rates. Over the medium to long term, these rates are expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its debt obligations. If a 1% change in interest rates were to occur, the Company's interest expense would increase or decrease by approximately $2.25 million based upon the Company's current debt level. However, should the Company refinance its debt obligations in a currency other than the Hungarian Forint, exchange rate risk could increase.

               Item 8. Financial Statements and Supplementary Data

         Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

 Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         During the three fiscal years ended December 31, 1998, the Company was not involved in any disagreement with its independent certified public accountants on accounting principles or practices or on financial statement disclosure.

                                    PART III

           Item 10. Directors and Executive Officers of the Registrant

         There is incorporated in this Item 10 by reference the information appearing under the captions "Election of Directors - Nominees for Director," "Executive Officers Who Are Not Directors" and "- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                         Item 11. Executive Compensation

         There is incorporated in this Item 11 by reference the information appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

         There is  incorporated  in this Item 12 by  reference  the  information appearing under the captions "Introduction - Stock Ownership of Certain Beneficial Owners," "- Stock Ownership of Management," and "- Potential Change in Control," and "Election of Directors - Nominees for Director" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                Item 13. Certain Relationships And Related Transactions

         There is incorporated in this Item 13 by reference the information appearing under the caption "Election of Directors - Certain Relationships and Related Party Transactions," and "- Indebtedness of Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


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

         (a)(3)   List of Exhibits

 Exhibit
 Number                                 Description

 2 Plan of acquisition, reorganization, arrangement, liquidation or succession (None)

 3(i) Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on June 24, 1997 and incorporated herein by reference

 3(ii) By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed on June 24, 1997 and incorporated herein by reference

 4 Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant's Registration Statement on Form SB-2 filed on October 20, 1992

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

10.6 English translation of Construction Contract between Papa es Tersege Telefon Koncesszios Rt. and Fazis Telecommunications System Design and Construction Corporation dated May 10, 1996, filed as Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

 Exhibit
 Number                                 Description

10.7 English translation of Construction Contract between Hungarotel Tavkozlesi Rt. and Ericsson Kft. dated May 17, 1996. (as amended), filed as Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference

10.8 English translation of Construction Contract between Papa es Tersege Telefon Koncesszios Rt. and Ericsson Kft. dated May 31, 1996, filed as Exhibit 10.76 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.9 English translation of Construction Contract between Hungarotel Tavkozlesi Rt. and Fazis Telecommunications System Design and Construction Corporation dated June 28, 1996, filed as Exhibit 10.77 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.10 Non-Employee Director Stock Option Plan dated as of February 6, 1997, filed as Exhibit 10.91 to the Registrant's Form 10-K for the fiscal year ending December 31, 1996 and incorporated herein by reference

10.11 1992 Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit 4.3 to the Registrant's Form S-8 filed on June 24, 1997 and incorporated herein by reference

10.12             Employment  Agreement  dated  December 4, 1998   between   the
                  Registrant and Ole Bertram.

10.13 Termination and Release Agreement dated as of July 26, 1996 between the Registrant and Robert Genova, filed as Exhibit
                  10.62 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.14 Consulting Agreement dated as of July 26, 1996 between the Registrant and Robert Genova, filed as Exhibit 10.63 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.15 Noncompetition Agreement dated as of July 26, 1996 between the Registrant and Robert Genova, filed as Exhibit 10.64 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.16 Irrevocable Proxy dated July 26, 1996 executed by Robert Genova appointing Hungarian Telephone and Cable Corp. as his proxy, filed as Exhibit 10.65 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.17 Termination and Release Agreement dated as of July 26, 1996 between the Registrant and Frank R. Cohen, filed as Exhibit
                  10.66 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.18 Consulting Agreement dated as of July 26, 1996 between the Registrant and Frank R. Cohen, filed as Exhibit 10.67 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

 Exhibit
 Number                                 Description

10.19 Noncompetition Agreement dated as of July 26, 1996 between the Registrant and Frank R. Cohen, filed as Exhibit 10.68 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.20             Irrevocable  Proxy  dated July 26,  1996  executed by Frank R.
                  Cohen appointing Hungarian Telephone and Cable Corp. as his proxy, filed as Exhibit 10.69 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.21 Termination and Release Agreement dated as of July 26, 1996 between the Registrant and Donald K. Roberton, filed as
                  Exhibit 10.70 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.22 Consulting Agreement dated as of July 26, 1996 between the Registrant and Donald K. Roberton, filed as Exhibit 10.71 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.23 Noncompetition Agreement dated as of July 26, 1996 between the Registrant and Donald K. Roberton, filed as Exhibit 10.72 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.24             Irrevocable  Proxy dated July 26,  1996  executed by Donald K.
                  Roberton appointing Hungarian Telephone and Cable Corp. as his proxy, filed as Exhibit 10.73 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.25 Stock Purchase Agreement dated as of July 1, 1997 between the Registrant and Tele Danmark A/S, filed as Exhibit 10.96 to the Registrant's Current Report on Form 8-K for July 1, 1997 and incorporated herein by reference

10.26 Stock Purchase Agreement dated as of September 30, 1997 between the Registrant and Tele Danmark A/S filed as Exhibit
                  10.97 to the Registrant's Current Report on Form 8-K for September 30, 1997 and incorporated herein by reference

10.27 Exchange Agreement dated as of September 30, 1997 between the Registrant and Tele Danmark A/S, filed as Exhibit 10.98 to the Registrant's Current Report on Form 8-K for September 30, 1997 and incorporated herein by reference

10.28 Multi-Currency Credit Facility among Postabank Rt., as Lender, the Registrant, as Guarantor, HTCC Consulting Rt., Hungarotel Tavkozlesi Rt., Kelet-Nograd Com Rt. and Papa es Tersege Telefon Koncesszios Rt. and Raba Com Rt., as Borrowers entered into as of October 15, 1996, filed as Exhibit 10.84 to the Registrant's Current Report on Form 8-K for October 15, 1996 and incorporated herein by reference

10.29 Form of Loan Agreement entered into as of October 15, 1996 among Postabank Rt., as Lender, the Registrant, as Guarantor, and each of certain subsidiaries, as Borrowers, filed as
                  Exhibit 10.85 to the Registrant's Current Report on Form 8-K for October 15, 1996 and incorporated herein by reference

 Exhibit
 Number                                   Description

10.30 Form of Mortgage and Pledge Agreement Securing Bank Loan entered into as of October 15, 1996 between Postabank Rt. and each of certain subsidiaries, filed as Exhibit 10.86 to the Registrant's Current Report on Form 8-K for October 15, 1996 and incorporated herein by reference

10.31 Form of Security Agreement entered into as of October 15, 1996 among Postabank Rt., as the secured party, ABN AMRO Rt., as the Escrow Agent, and the Registrant and HTCC Consulting Rt., as the pledgors, filed as Exhibit 10.87 to the Registrant's Current Report on Form 8-K for October 15, 1996 and incorporated herein by reference

10.32 Registration Agreement, dated May 31, 1995, between the Registrant and CU CapitalCorp., filed as Exhibit 10(f)(f) to the Registrant's Current Report on Form 8-K for May 31, 1995 and incorporated herein by reference

10.33 Replacement and Termination Agreement, dated as of September 30, 1998, between the Registrant and Citizens International Management Services Company and CU CapitalCorp. filed as
                  Exhibit 10.69 to the Registrant's Current Report on Form 8-K for September 30, 1998 and incorporated herein by reference

10.34 Form of Promissory Note dated September 30, 1998 issued by the Registrant payable to Citizens International Management Services Company filed as Exhibit 10.70 to the Registrant's Current Report on Form 8-K for September 30, 1998 and incorporated herein by reference

10.35 Amended, Restated and Consolidated Stock Option Agreement dated as of September 30, 1998, between the Registrant and CU CapitalCorp. filed as Exhibit 10.71 to the Registrant's Current Report on Form 8-K for September 30, 1998 and incorporated herein by reference

11                Statement re computation of per share earnings  (not required)

12                Statement re computation of ratios  (not required)

13                Annual report to security holders  (not required)

16                Letter re change in certifying accountant  (not required)

18                Letter re change in accounting principles  (None)

21 Subsidiaries of the Registrant, filed as Exhibit 21 to the Registrant's Form 10-K for the fiscal year ending December 31, 1997 and incorporated herein by reference

22                Published  report regarding   matters  submitted  to  vote  of
                  security holders  (not required)

23                Consents of experts and counsel  (not required)

24                Power of Attorney  (not required)

27.1              Financial Data Schedule

         (b)      Reports on Form 8-K

         None.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                   HUNGARIAN TELEPHONE AND CABLE CORP.
                                   (Registrant)


                                   By /s/ Ole Bertram
                                          Ole Bertram
                                          President and Chief Executive Officer,
                                          Director

         Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of March 29, 1999.

Signature/Name                                   Title


/s/Francis J. Busacca, Jr.    Executive Vice President - Chief Financial Officer
Francis J. Busacca, Jr.       (Principal Financial Officer)


/s/William T. McGann          Treasurer and Controller
William T. McGann             (Chief Accounting Officer)


/s/David A. Finley            Director, Chairman of the Board
David A. Finley


/s/Daryl A. Ferguson          Director
Daryl A. Ferguson


/s/Torben V. Holm             Director
Torben V. Holm

Signature/Name                         Title



/s/John B. Ryan               Director
John B. Ryan


                              Director
Finn Schkolnik


/s/James H. Season            Director
James H. Season


/s/William E. Starkey         Director
William E. Starkey


/s/Leonard Tow                Director
Leonard Tow

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

The following information is included on the pages indicated:

Consolidated Financial Statements:                                    Page

     Independent Auditor's Report                                     F-2
     Consolidated Balance Sheets                                      F-3
     Consolidated Statements of Operations and Comprehensive Loss     F-4
     Consolidated Statements of Stockholders' (Deficiency)            F-5
     Consolidated Statements of Cash Flows                            F-6
     Notes to Consolidated Financial Statements                       F-7 - F-32

Financial Statements Schedules:

     All financial statement schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Hungarian Telephone and Cable Corp.

We have audited the accompanying consolidated balance sheets of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and a working capital deficiency, and does not presently have sufficient funds on hand to meet its current debt service obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                        KPMG LLP
New York, New York
March 24, 1999

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                        (In thousands, except share data)


                                    Assets                          1998            1997
                                    ------                          ----            ----

Current assets:
    Cash                                                      $     8,489           4,031
    Restricted cash                                                    64             536
    Accounts receivable, net of allowance
       of $962 in 1998 and $540 in 1997                             6,703           9,437
    VAT receivable, net                                                 -           2,641
    Inventories                                                     1,111           1,231
    Prepayments and other current assets                              187           2,146
                                                                ---------       ---------

       Total current assets                                        16,554          20,022
Property, plant and equipment, net                                136,489         138,885
Goodwill, net of accumulated amortization
    of $1,303 in 1998 and $1,011 in 1997                           10,000          11,299
Other intangibles, net of accumulated amortization
    of $1,238 in 1998 and $670 in 1997                              5,592           6,168
Other assets                                                        8,432          10,111
                                                                ---------       ---------
Total assets                                                  $   177,067         186,485
                                                                  =======        ========

                   Liabilities and Stockholders' Deficiency
Current liabilities:
    Current installments of long-term debt                     $    31,804           7,489
    Accounts payable                                                2,061           7,996
    Accruals                                                        3,552           4,364
    Other current liabilities                                         932           1,040
    Due to related parties                                          1,011           7,932
                                                                ---------       ---------
       Total current liabilities                                   39,360          28,821
Long-term debt, excluding current installments                     202,881         194,537
Due to related parties                                             22,372           3,476
Deferred credits and other liabilities                              1,491           1,488
                                                                ---------       ---------
Total liabilities                                                 266,104         228,322
                                                                ---------       ---------
Stockholders' deficiency:
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued 5,395,864
       in 1998 and 5,235,370 in 1997                                    5               5
    Additional paid-in capital                                     71,467          70,772
    Accumulated deficit                                          (167,809)       (117,197)
    Accumulated other comprehensive income                          7,300           4,964
    Deferred compensation                                               -            (381)
                                                                ---------       ---------
       Total stockholders' deficiency                             (89,037)        (41,837)
                                                                ---------       ---------
Total liabilities and stockholders' deficiency                $   177,067         186,485
                                                                =========       =========

See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Loss
                  Years ended December 31, 1998, 1997 and 1996
                 (In thousands, except share and per share data)


                                                          1998               1997              1996
                                                          ----               ----              ----
Telephone services revenues, net                    $     38,707           37,891            20,910
                                                     -----------       ----------        ----------

Operating expenses:
    Operating and maintenance expenses                    19,575           25,044            22,011
    Depreciation and amortization                         11,560            8,349             4,270
    Management fees                                        2,500            5,761             6,917
    Termination of management
       services agreement                                 11,131                -                 -
    Termination of former officers and directors               -                -             6,260
    Asset write-downs                                          -                -             2,005
                                                     -----------       ----------        ----------

    Total Operating Expenses                              44,766           39,154            41,463
                                                     -----------       ----------        ----------

Loss from operations                                      (6,059)          (1,263)          (20,553)

Other income (expenses):
    Foreign exchange losses                                 (230)            (517)           (6,278)
    Interest expense                                     (45,856)         (35,159)          (23,240)
    Interest income                                          686              690             1,488
    Costs of abandoned financing                               -                -            (2,985)
    Other, net                                               847               13             1,123
                                                     -----------       ----------        ----------

Loss before minority interest                            (50,612)         (36,236)          (50,445)

Minority interest                                              -                -             2,994
                                                     -----------       ----------        ----------

Loss before extraordinary item                           (50,612)         (36,236)          (47,451)

Extraordinary item, net                                        -                -            (7,318)
                                                     -----------       ----------        -----------

Net loss                                            $    (50,612)         (36,236)          (54,769)

Comprehensive income                                       2,336            6,458               887
                                                     -----------       ----------        ----------

Comprehensive loss                                  $    (48,276)         (29,778)          (53,882)
                                                    =============      ===========       ===========


Loss per common share - basic:

    Before extraordinary item                       $     (9.53)           (7.97)           (11.38)

    Extraordinary item                              $          -                -            (1.76)
                                                     -----------       ----------        ----------

    Net loss                                        $     (9.53)           (7.97)           (13.14)
                                                     ===========       ==========        ==========

Weighted average number of
Common shares outstanding - basic and diluted          5,309,985       4,546,163         4,169,532
                                                     ===========       =========         =========


See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Deficiency
                  Years ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)



                                                                                     Accumulated
                                                             Additional                Other                   Total
                                                     Common    Paid-in  Accumulated Comprehensive Deferred     Stockholders'
                                          Shares      Stock    Capital     Deficit     Income     Compensation Deficiency
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995           4,015,039      $  4     45,358   (26,192)     (2,381)    (1,050)     $ 15,739
Common stock issuance                     250,000                3,219                                          3,219
Exercise of options and warrants            8,016                   81                                             81
Cancellation of shares                   (101,429)              (1,775)                                        (1,775)
Options granted in connection
with termination agreement                                        1,125                                          1,125
Options issued and extended as
consideration for financial support                             11,218                                         11,218
Shares issued as compensation               8,000                  101                                            101
Earned compensation                                                                               384             384
Foreign currency translation adjustment                                                887                        887
Net loss                                                                 (54,769)                             (54,769)
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996           4,179,626      $  4     59,327   (80,961)   (1,494)      (666)       $(23,790)
Exercise of options and warrants           81,586                  635                                            635
Shares issued as compensation               5,000                   52                                             52
Options issued to officers                                          70                                             70
Shares issued to Tele Danmark A/S         969,158         1     10,688                                         10,689
Earned compensation                                                                               285             285
Foreign currency translation adjustment                                              6,458                      6,458
Net loss                                                                 (36,236)                             (36,236)
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997           5,235,370      $  5     70,772  (117,197)    4,964       (381)       $(41,837)
Earned compensation                                                                               125             125
Cancellation of shares                    (25,000)                (256)                           256               -
Exercise of options and warrants           56,400                  224                                            224
Shares issued as compensation              10,625                   93                                             93
Shares issued to Citizens                 100,000                  513                                            513
Shares issued as contingent consideration
  relating to former acquisitions          18,469                    -                                              -
Options granted in connection with
  termination agreement                                            121                                            121
Net loss                                                                 (50,612)                             (50,612)
Foreign currency translation adjustment                                              2,336                      2,336
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998           5,395,864      $  5     71,467  (167,809)    7,300          -        $(89,037)
--------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996
                                 (In thousands)


                                                                                          C>

                                                                  1998           1997          1996
                                                                  ----           ----          ----

Net cash provided by (used in) operating activities       $     11,118          4,937       (35,841)
                                                             ---------       --------     ---------

Cash flows from investing activities:

     Acquisition and construction of
         telecommunications networks                           (16,451)       (83,055)      (49,086)
     Decrease (increase) in construction deposits                  520          9,780        (7,466)
     Other                                                         301              -           136
                                                             ---------       --------     ---------
         Net cash used in investing activities                 (15,630)       (73,275)      (56,416)
                                                             ----------      --------     ---------
Cash flows from financing activities:

     Borrowings under long-term debt agreement                  16,099         72,064       132,307
     Proceeds from short-term loans                                  -              -       108,729
     Proceeds from exercise of options and warrants                224            635            81
     Repayment of long-term debt                                (7,048)       (14,326)       (9,026)
     Repayment of short-term loans                                   -              -      (142,607)
     Repayment of notes payable                                      -              -          (300)
                                                             ---------       --------     ----------
         Net cash provided by financing activities               9,275         58,373        89,184
                                                             ---------       --------     ---------
Effect of foreign exchange rate changes on cash                   (305)        (1,880)        2,757
                                                             ----------      ---------    ---------

Net increase (decrease) in cash                                  4,458        (11,845)         (316)

Cash at beginning of year                                        4,031         15,876        16,192
                                                             ---------       --------     ---------
Cash at end of year                                       $      8,489          4,031        15,876
                                                             =========       ========     =========




See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

(1)    Summary of Significant Accounting Policies

       (a)    Description of Business

              Hungarian Telephone and Cable Corp. was organized on March 23, 1992 to own and manage telecommunications companies in Hungary.
              Four subsidiaries of the Company are presently engaged in the ownership, construction and operation of public switched telephone service.

              The Company, through two of its subsidiaries, commenced operations in two concession regions in 1995 and through two other subsidiaries, commenced operations in three additional concession areas effective January 1, 1996. Accordingly, the Company devoted substantially all of its efforts through 1994 and a considerable portion of 1995 to obtaining concession rights, negotiating acquisitions, raising capital in the form of debt and equity and preparing to commence operations. As a result, the Company recognized no revenues until 1995.

              Since 1995 and into 1998, the Company's activities have involved the acquisition of the concessions and telecommunications networks from MATAV and the subsequent design, development and construction of the modern telecommunications infrastructure that the Company now has in service. The Company paid the Ministry $11.5 million (at historical exchange rates) for its concessions, spent approximately $23.2 million (at historical exchange rates) to acquire the existing telecommunications assets in its Operating Areas from MATAV, and spent $171 million through December 31, 1998 (at historical exchange rates) on the development and construction of its telecommunications infrastructure. The Company funded these costs and working capital needs primarily through the $170 million Postabank Credit Facility and a $47.5 million contractor financing facility. The Company and the Hungarian contractor which granted the contractor financing facility have a disagreement with respect to several issues relating to the quality and quantity of the work done by the contractor. During 1998 the Company and the contractor engaged in settlement discussions but were unable to reach a settlement. The Company is currently reviewing its options with respect to this dispute. The Company made the required principal and interest payments under the contractor financing facility during 1998. See Note 9(e).

              The first installment of the repayment of the Postabank Credit Facility is due on March 31, 1999. To date, the Company has suffered from recurring losses from operations and has a working capital deficiency and a net capital deficiency. The Company does not presently have sufficient funds on hand to pay the first installment on the Postabank Credit Facility. Under the Postabank Credit Facility, a failure to pay any installment constitutes an "Event of Default". Upon notice to the Company of an Event of Default, the Company is entitled to the benefit of a 60 day cure period. If such Event of Default is not cured within 60 days, Postabank could declare all amounts outstanding under the Postabank Credit Facility due and payable upon 60 days notice.

              The Company, with assistance from its financial advisors, is currently in negotiations with Postabank and its financial advisors regarding a restructuring of the Company's obligations with the goal of reducing the Company's cash repayment obligations so that the Company can sufficiently fund its working capital requirements, capital expenditures and meet its financing

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


              obligations with cash flows from operations. The Company is also reviewing various other financing alternatives with several entities. While the result of such negotiations and the availability of alternative sources of financing cannot be predicted with certainty, the Company believes that it will be able to resolve its financial issues so that it will be able to meet its obligations during 1999. However, there can be no assurance that the Company will be able to resolve these issues on commercially reasonable terms, or at all. Such negotiations and/or discussions could result in the issuance of equity and/or debt securities of the Company or one or more of the Operating
              Companies. In addition, the Company relies on its ability to generate cash from operations which is dependent upon the Company's ability to attract additional customers and revenues per customer. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of the Company's services.

              These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              The Company has granted various options to purchase the Company's Common Stock, including those previously granted to Citizens, and has provided certain preemptive rights to Citizens and Tele Danmark. For the term of these options, the holders will have the opportunity to exercise and dilute the interests of other security holders or, in the case of Citizens, acquire a controlling interest in the Company. As long as these options remain unexercised, the Company's ability to obtain additional equity capital may be adversely affected.

       (b)    Principles of Consolidation and the Use of Estimates

              The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries;
              Kelet-Nograd Com Rt., ("KNC"), Raba-Com Rt., ("Raba-Com"), Hungarotel Tavkozlesi Rt. ("Hungarotel"), Papa es Tersege Telefon Koncesszios Rt. ("Papatel"), HTCC Consulting Rt. ("HTCC Consulting") and Pilistav Rt. ("Pilistav"). All material intercompany balances and transactions have been eliminated. Investments in affiliates representing less than 50% ownership, and in which the Company exercises significant influence, are accounted for using the equity method.

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

       (c)    Revenue Recognition

              Telephone service revenues are recognized when earned and are primarily derived from usage of the Company's local exchange networks and facilities or under revenue sharing agreements with the former state controlled monopoly telephone company which is MATAV, the international and national long distance interconnect service provider.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


              Advance subscriber payments represent advance connection fees received from telephone subscribers and are recognized as income when the subscriber is connected to the telephone network. Advance fees received are required to be repaid with interest if the subscriber is not connected to the local telephone network.

        (d)   Foreign Currency Translation

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

              Since commencement of revenue generating activities, the Company has used the Hungarian Forint ("HUF") as the functional currency for its majority owned Hungarian subsidiaries. Accordingly, foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of other comprehensive income in stockholders' equity. Foreign exchange fluctuations related to intercompany balances are included in equity if such balances are intended to be long-term in nature. At the time the Company settles such balances, the resulting gain or loss is reflected in the consolidated statement of operations. Gains and losses from foreign currency transactions are included in net loss in the period in which they occur.

       (e)    Cash Equivalents

              For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       (f)    Inventories

              Inventories consist primarily of telephones for resale and spare parts and are stated at the lower of cost or market.

       (g)    Property, Plant and Equipment

              Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

       (h)    Intangible Assets

              Intangible assets are comprised of concession fees paid and the excess of cost over net assets acquired. The concession fees are being amortized over the 25-year concession period using the straight-line method. Excess of cost over net assets acquired is also amortized over 25 years using the straight-line method.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


        (i)   Stock Based Compensation

              The Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. See Note 11.

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

              The Company's Hungarian operating subsidiaries are 100% exempt from Hungarian income tax for a period of five years beginning from January 1, 1994 and 60% exempt for the subsequent five years as long as (1) capitalization stays above 50,000,000 HUF (approximately $231,000 at December 31, 1998 exchange rates), (2) foreign ownership exceeds 30% of the registered capital, and (3) more than 50% of the revenue earned arises from telecommunication services.

       (k)    Net Loss Per Share

              Basic earnings per share ("EPS") is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock.

              Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the years ended December 31, 1998, 1997 and 1996.

              The Company had potentially dilutive common stock equivalents of 7,474,915, 7,200,859 and 5,627,775 for the years ended December
              31, 1998, 1997 and 1996, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

       (l)    Impairment of Long-Lived Assets and Long-Lived Assets to Be
              Disposed Of

              Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


       (m)    Reclassifications

              Certain amounts from 1997 and 1996 have been reclassified to conform with the 1998 presentation.


(2)    Acquisitions

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

       On March 13, 1996, the Company acquired the remaining 35% of Hungarotel for $330,000 in cash and adjusted the minority interest and intangible assets acquired.

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

       Contingent consideration for the acquisition of Hungarotel and Papatel in the form of Common Stock was payable in the event that the average trading price for the Company's Common Stock during the twenty (20) trading days preceding August 31, 1998 was less than $17.50 per share. On August 31, 1998, the Company issued an additional 18,469 shares as contingent consideration under the terms of the acquisition agreement.

 (3)   Cash and Restricted Cash

       (a)    Concentration

              At December 31, 1998, cash of $8,173,000 ($317,000 denominated in U.S. dollars and the equivalent of $7,856,000 denominated in Hungarian Forints) was on deposit with banks in Hungary. In addition, cash of $316,000 denominated in U.S. dollars was on deposit with two major banks in the United States.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


       (b)    Restriction

              At December 31, 1998, $22,000 of cash denominated in U.S. dollars was deposited in escrow accounts under terms of construction contracts. In addition, $42,000 was restricted pursuant to certain arrangements with other parties.


 (4)   Property, Plant and Equipment

       The components of property, plant and equipment at December 31, 1998 and 1997 are as follows:

                                                 1998              1997         Estimated Useful Lives
                                 (in thousands)

           Land and Buildings             $       7,402           5,629            25 to 50 years
           Telecommunications equipment         141,752         133,183            7 to 25 years
           Other equipment                        5,891           3,237               5 years
           Construction in progress                 700           6,241
                                                --------        --------
                                                155,745         148,290

           Less: accumulated depreciation       (19,256)         (9,405)
                                                --------        --------
                                          $     136,489         138,885
                                                ========        ========


       Interest capitalized and included in the cost of construction of certain long-term assets amounted to approximately $310,000 in 1998, $4,504,000 in 1997 and $2,076,000 in 1996.

 (5)   Short-Term Loans

       There were no short-term loans outstanding at December 31, 1998 and 1997.

       In 1995, the Company entered into a financing agreement (the "First Citizens Loan Agreement") (see note 13) in which an affiliate of Citizens Utilities Company (Citizens Utilities Company and its affiliates are hereinafter referred to as "Citizens") provided a guaranty to Chemical Bank that permitted the Company to borrow up to $33.2 million at the bank's prime rate of interest + 2% through July 25, 1997. At December 31, 1995, the Company had borrowed $30.7 million under the financing. During February and March of 1996, the Company borrowed from Citizens an additional $18.2 million under a second financial agreement with Citizens (the "Second Citizens Loan Agreement" together with the First Citizens Loan Agreement, the "Citizens Loan Agreements") (see Note 14).

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

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


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

(6)    Long-term Debt

       Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                                   1998        1997
                                                                                    (in thousands)
       Loan payable including  deferred  interest, interest at the National Bank of  Hungary  weighted  average  Treasury  Bill + 2.5% (19% and 22% at
           December  31, 1998 and 1997,  respectively),  payable in 32 quarterly installments beginning March 31, 1999 with final payment due December
           21, 2006; HUF 42,863,437,000 and HUF 31,736,164,000 outstanding at
           December 31, 1998 and 1997, respectively.                             197,984        155,630

       Construction  loan including deferred interest, interest at the  National
           Bank of Hungary  average Treasury  Bill + 2.5%  (19% and 22% at
           December  31,  1998 and 1997, respectively) payable in 20 quarterly installments beginning March 31, 1998 with final payment due December
           31, 2002; HUF  7,926,002,000 and HUF 9,421,554,000 outstanding at
           December 31, 1998 and 1997, respectively.                              36,610         46,202

       Loan payable, without interest due in equal annual installments
           over three years                                                           91            194
                                                                              ------------   ------------

       Total long-term debt                                                  $   234,685        202,026

       Less current installments                                                  31,804          7,489
                                                                              ------------   ------------

       Long-term debt, excluding current installments                        $   202,881        194,537
                                                                              ============   ============


       The aggregate maturities of long-term debt based on U.S. dollar equivalents at December 31, 1998 exchange rates for each of the subsequent five years are as follows: 1999, $31,804,000; 2000, $34,612,000; 2001, $34,612,000; 2002, $34,667,000; 2003, $24,748,000; and
       thereafter $74,242,000. The carrying value of long-term debt approximates its fair value at December 31, 1998.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


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

       Under the terms of the Postabank Credit Facility, drawdowns in Hungarian Forints bear interest at a rate of 2.5% above the weighted average of the yield on six- and twelve-month discounted Hungarian treasury bills while drawdowns in U.S. dollars bear interest at 2.5% above LIBOR. Interest payments for the first two years were deferred at the Company's option. Amounts outstanding in Hungarian Forints, including any deferred interest, will be payable in 32 equal quarterly installments beginning on March 31, 1999. As discussed in Note 1, the Company does not have sufficient funds to meet the required repayments on March 31, 1999. See
       Note 1 for management's plans in this regard.

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

       In October 1996, pursuant to the Postabank Credit Facility, the Company borrowed the equivalent of $82.3 million in Hungarian Forints. Approximately $75.2 million of this amount was used to repay Citicorp all funds advanced pursuant to the Credit Facility, as amended, and $2.0 million was paid to Citicorp for fees representing settlement in connection with the cancellation of the Company's proposed bond offering. The remaining $5.1 million was used to pay management fees and reimbursable costs owed to Citizens pursuant to the Management Services Agreement (see Note 14). An additional $5.6 million of the facility was used to pay loan origination fees and costs to Postabank under the terms of the loan agreement, $2 million of which was reimbursed to the Company in equal quarterly installments over a two year period, and which is being amortized over the life of the loan facility. At December 31, 1998, the remaining unamortized deferred financing costs have been included in other assets. Additionally, certain costs were incurred as a result of Citizens' financial support (see Note 14).

       In 1997, proceeds from the loan were used to continue construction of the Company's telecommunications networks, provide additional working capital, and refinance or repay other existing debt. In 1998, the remaining proceeds of the loan were used to fund the expansion of the Company's telecommunications networks and repay other existing debt.

       In the first quarter of 1997, the Company repaid amounts payable to MATAV and the Danish Fund under long-term agreements with proceeds of the Postabank Credit Facility.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


       In 1996, Hungarotel entered into a $47.5 million construction contract for the construction of a telephone network in one of its concession areas. Financing for the full amount was provided by the contractor. The financing agreement requires repayment of principal and interest in 20 quarterly installments commencing March 31, 1998, with final payment due December 31, 2002. Interest is charged at a variable rate computed as the weighted average of the six and 12 month Hungarian National Treasury Bill interest rate for each quarter plus 2.5%. According to the loan agreement, the Company may elect to defer repayment of 20% of the total debt repayments due in 1998 and 1999. The Company has elected this 20% deferral option for 1998. Security pursuant to the loan represents all assets acquired with the funds provided by the loan. The Company and the contractor have a disagreement with respect to several issues relating to the quality and quantity of the work done by the contractor. During 1998 the Company and the contractor engaged in settlement discussions but were unable to reach a settlement. The Company is currently reviewing its options with respect to this dispute. The Company made the required principal and interest payments under the contractor financing facility during 1998. See Note 9(e).

       In 1995, the Company was awarded subsidies from the Ministry aggregating HUF 118,720,000 (approximately $850,000 at December 31, 1995 exchange rates). The required conditions were satisfied in 1996 and the funds were received one-half in the form of a grant and one-half in the form of a non-interest bearing loan repayable over a three year period.

(7) Transactions with Tele Danmark A/S

       On July 1, 1997, the Company entered into an agreement with Tele Danmark A/S ("TDI") pursuant to which TDI agreed to exchange its 20% interest in each of two operating subsidiaries for 420,908 shares of the Company's common stock. The value of shares on the date of issue totaled $3,630,000. Under the agreement, TDI was granted the preemptive right to maintain its equity ownership percentage in addition to giving TDI the right, if TDI acquired the 4.8% stake in each of the operating subsidiaries owned by the Danish Fund for Central and Eastern Europe ("Danish Fund"), to sell such shares to the Company on similar terms.

       On September 30, 1997, TDI exercised its right and agreed to exchange the 4.8% interest in each of two operating subsidiaries purchased from the Danish Fund for 101,018 shares of the Company's common stock. The value of shares on the date of issue totalled $1,301,000.

       The total value of shares issued relating to these two transactions has been recorded as an increase to goodwill and to Common Stock and additional paid-in capital.

       On September 30, 1997, the Company and TDI entered into an agreement whereby TDI agreed to exchange loans and accrued interest totalling $5,534,000 to two operating subsidiaries for 447,232 shares of the Company's common stock.

       As a result of these transactions, TDI's share ownership in the Company is 18.4% of the shares outstanding at December 31, 1998.

(8)    Income Taxes

       The statutory U.S. Federal tax rate for the years ended December 31, 1998, 1997 and 1996 was 35%. For Hungarian income tax purposes, the concession companies are entitled to a 100% reduction in income taxes for the five year period ending December 31, 1998 and a 60% reduction in income taxes for the subsequent five year period ending December 31, 2003. The effective tax rate was zero for the years ended December 31, 1998, 1997 and 1996 due to the Company incurring net operating losses for which no tax benefit was recorded.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


       For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 1998 of approximately $17,090,000 which expire in 2007, $142,000; 2008, $422,000; 2009,
       $950,000; 2010, $6,507,000; 2011, $6,328,000; 2012, $1,906,000; and 2018,
       $835,000. The availability of the loss carryforwards to offset income in future years may also be restricted as a result of an ownership change which may occur as a result of future sales of the Company's Common Stock and other events.

       For Hungarian corporate income tax purposes, the Hungarian subsidiaries have unused net operating loss carryforwards at December 31, 1998, at current exchange rates, of approximately $88,864,000. Of this amount, $17,951,000 may be carried forward indefinitely while $1,613,000 may be carried forward until 2000, $9,051,000 until 2001, $28,968,000 until 2002 and $31,281,000 until 2003.

       The tax effect of temporary differences that give rise to significant portions of deferred tax assets are as follows:

                                                                       December 31
                                                                   ---------------------
                                                                 1998                 1997
                                                                 ----                 ----
                                                                      ($ thousand)

              Net operating loss carryforwards              $   5,982                5,696
              Write down of assets                                418                  418
              Stock compensation                                1,467                1,310
              Citizen's options                                 2,205                1,991
              Termination benefits                              1,169                1,592
              Citizen's termination agreement                   3,896                    -
              Management fees                                   3,236                2,361
              Interest expense                                    918                  620
              Other                                               674                  966
                                                             --------             --------
              Total gross deferred tax assets                  19,965               14,954
              Less valuation allowance                        (19,965)             (14,954)
                                                             --------             --------
              Net deferred tax assets                       $       0                    0
                                                             ========             ========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning in making these assessments. During 1998 and 1997, the valuation allowance increased by $5,011,000 and $2,864,000, respectively.

(9)    Commitments and Contingencies

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

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


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

              The concession agreements provide for, among other things, the subsidiaries to provide telephone service to specific numbers of customers by specified dates or be subject to possible monetary penalties and possibly reduction in the period of exclusivity. As of December 31, 1998, the Company believes it has fulfilled these service requirements in their concession areas in all material respects, and has not provided for any potential liability.

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

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


               The equity ownership requirements and exceptions described above are contained in the June 1996 amended Concession Contracts for Hungarotel and Papatel. The equity ownership requirements expressly set forth in KNC's and Raba-Com's Concession Contracts call for a strict 25% plus one share Hungarian ownership. However, the Ministry has stated, pursuant to a letter dated September 18, 1996, that it intends that all of the Operating
               Companies be treated equally with respect to such ownership requirements which requirements KNC and Raba-Com are currently in compliance.

               Each of the Operating Companies, other than Papatel, is currently in compliance with the 1% ownership requirement but not the 10% ownership requirement which was supposed to be effective in June 1998. Papatel's Concession Contract permits an initial Hungarian ownership level of its current 0.8%. If the Hungarian ownership does not meet the required levels, the LTO is required to give notice to the Ministry, which may then require the LTO to rectify the situation within three months, or a shorter period if the Ministry considers that there has been a delay in the required notification. The Ministry is currently reviewing the Hungarian equity ownership requirements. In the case of one other LTO, the Ministry has granted a waiver on the 10% ownership issue. Presently, the Ministry has indicated that it is not going to enforce at this time the 10% Hungarian equity ownership requirement. In the event that the Ministry decides to enforce the existing Hungarian ownership requirements or adopts new Hungarian equity ownership requirements, the Company will formulate plans to meet the Hungarian equity ownership requirements. Failure to do so, or failure to comply with the greater than 25% Hungarian ownership requirement at the end of the seven-year period might be considered a serious breach of a Concession Contract, giving the Ministry the right, among other things, to terminate the Concession Contract. There can be no assurance that the Company will be able to increase the Hungarian ownership in the Operating Companies in a manner sufficient to comply with such requirements in the future.

               The Hungarian ownership requirements would effectively give minority Hungarian stockholders in the Operating Companies the ability to block certain corporate transactions requiring the approval of 75% of stockholders voting on the matter, including mergers and consolidations, increases in share capital and winding-up. In addition, unless the Hungarian ownership requirements are formally changed, compliance would result in a reduction in the Company's ownership in the Operating Companies, and, consequently, the Company's share of income, if any, or loss of the Operating Companies may be reduced proportionately.

       (b)    Construction Commitments

              KNC has a continuing contract which provides for the continued construction of a local telephone network and the addition of new subscribers in its service area. This contract totals approximately $18.3 million, $5.0 million of which remains to be spent.

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

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


       (d)    Leases

              The Company leases office facilities in Stamford, Connecticut, which require minimum annual rentals of approximately $30,000. During a portion of 1996, the Company also leased offices in Budapest, Hungary from Hungarian Teleconstruct Corp. ("Teleconstruct"), a company whose officers and directors consist of certain former officers and directors of the Company (see note 13(b)). Certain operating subsidiaries also rent office space and other facilities. Rent expense for the years ended December 31, 1998, 1997 and 1996, including rental amounts paid to Teleconstruct, was $199,000, $160,000, $221,000, respectively.
              Lease obligations for the subsequent five years are as follows:
              1999, $30,000; and 2000, $7,500.

       (e)    Legal Proceedings

              Hungarotel is a defendant in a lawsuit brought in Hungary that alleges breach of contract. The plaintiff is seeking payment of outstanding invoices and alleged damages totaling approximately HUF 270 million (approximately $1,250,000 at December 31, 1998 exchange rates). The Company believes it has meritorious defenses to the claim and does not believe there will be any material adverse effect from the outcome of this proceeding.

              Raba-Com is a defendant in a lawsuit seeking refund of the connection fee paid by a residential customer due to delay in providing telephone service. Management believes there are meritorious defenses to the claim and expects to prevail. Should, however, the legal proceedings result in a final unfavorable outcome, the Company could be subject to additional claims for refunds of connection fees received.

              HTCC Consulting, Papatel and KNC are involved in several disputes with the Hungarian taxing authorities (the "APEH") pursuant to which the APEH alleges Consulting owes HUF 105 million
              (approximately $485,000), Papatel owes HUF 26 million (approximately $120,000 at December 31, 1998 exchange rates) and KNC owes HUF 26 million (approximately $122,000 at December 31, 1998 exchange rates) for various reasons. The Operating Companies believe that the APEH claims are without merit and are vigorously defending themselves against such claims.

              During  1996  and  1997,   the  Company   entered   into   several
              construction contracts with a Hungarian contractor which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. To date, the balance on the contractor financing facility is $36.6 million. The Company and the contractor have a disagreement with respect to several issues relating to the quality and quantity of the work done by the contractor. The Company has rejected invoices of approximately HUF 700 million (approximately $3.2 million at December 31, 1998 exchange rates). The Company has claims against the contractor for substantially more than the amount being demanded by the contractor. During 1998 the Company and the contractor engaged in settlement discussions in order to resolve these issues but were unable to reach a settlement. The Company is reviewing its options with respect to such dispute. At this time the outcome of such dispute cannot be predicted with certainty. The Company believes that it will prevail on the merits such that it will not be responsible for the full payment on the aggregate contractual amount. There can, however, be no assurances as to the final outcome or course of action of such dispute.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


              The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

       (f)    Agreements with Lucent Technologies

              In October 1997, the Company entered into an agreement with Lucent Technologies to become the exclusive distributor of Lucent PBX and Key System products in Hungary. As part of the agreement, the Company purchased fixed assets and inventory valued at $470,000 and agreed to purchase commitments starting at $6 million for each of the next three years. The agreement provided for the imposition of penalties of up to $500,000 annually for failure to meet the purchase requirements. The Company also assumed the employment of 36 employees. During the first quarter of 1998, the Company amended the original agreement with Lucent. Under the amended agreement, the Company is the exclusive supplier of PBX and Key System products in its Operating Areas while retaining the non-exclusive rights to service other Hungarian customers outside its Operating Areas. In addition, the Company will be entitled to sell large call centers on a commission basis. The Company's minimum purchase commitments have been reduced to $2 million annually with potential penalties reduced to a maximum of $200,000 annually for failure to meet the purchase requirements. As a part of the amended agreement, the Company transferred back $400,000 of assets to Lucent and paid $150,000 to Lucent. In addition, the Company transferred to a third party subcontractor, 28 of the 36 employees originally assumed. The Company has had continued discussions with Lucent in order to reduce its potential penalty exposure. Based upon discussions between Lucent and the Company, the Company believes that the maximum potential penalty for 1998 is approximately $24,000 and this will be settled during 1999 in the form of marketing and sales promotions expenses.

       (g)    Social and Educational Contributions

              Hungarotel's Concession Contracts require Hungarotel to pay an amount equal to 10 times the local occupational excise tax. The applicability and enforceability of such obligation is not certain at this time. Therefore, it is not possible to predict with certainty the effect, if any, such provision will have on the Company. The Company has not accrued any amounts related to such tax.

       (h)    Subsidiary Capital Requirements

              In July 1998, Hungary adopted a law requiring corrective action by certain Hungarian companies which have negative net equity for more than two years. Each of the Operating Companies currently have negative net equity. The effective date of the applicability of the law to the Operating Companies is not certain at this time. As part of the Company's restructuring negotiations (see Note 1(a) above), the Company is reviewing its options with respect to the capital structure of each of the Operating Companies. While the Company believes that each of the Operating Companies will be able to comply with the law if and when it affects the Operating Companies, there can be no assurance that the Operating Companies will be able to comply with such law.

 (10)  Common Stock

       In connection with a 1992 private placement and public offering, in addition to a 1994 private placement, the Company issued warrants to purchase 141,950 shares of Common Stock at prices ranging from $3.60 to $14.00 per share. During 1996, warrants to purchase 3,016 shares of Common Stock at $10.15 were exercised. Proceeds from the exercise of these warrants totaled $31,000 in 1996. During 1998, warrants to purchase 4,650 shares of Common Stock at $3.60 were exercised. Proceeds from the exercise of these warrants totaled $17,000 in 1998.

       During 1996, options to purchase 5,000 shares of Common Stock at $10 per share were exercised. Proceeds from the exercise of these options amounted to $50,000. During 1998, a former officer exercised options to purchase 51,750 shares of Common Stock at $4.00 per share. Proceeds from the exercise of these options totaled $207,000.

       During 1997, options to purchase 70,000 shares of Common Stock at prices ranging from $7.00 to $10.00 per share and warrants to purchase 11,586 shares of Common Stock at $10.15 per share were exercised. Proceeds from the exercise of these options and warrants amounted to approximately $635,000. In addition, the company issued options to purchase up to 70,000 shares of Common Stock at below market prices to three officers as compensation, resulting in a $70,000 increase to additional paid-in capital.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


       During the third quarter of 1997, the Company entered into various agreements with TDI pursuant to which TDI agreed to exchange its ownership interest and outstanding loans in each of two operating subsidiaries for a total of 969,158 shares of the Company's Common Stock. The value of shares on the dates of issue totaled $10,689,000 which was recorded as an increase to Common Stock and additional paid-in capital. As a result of these transactions, TDI's share ownership in the Company amounts to 18.4% of shares presently outstanding. TDI was granted preemptive rights to maintain its ownership percentage (see Note 7).

       During the third quarter of 1998, the Company entered into certain agreements with certain wholly-owned subsidiaries of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") pursuant to which the Company settled its disagreements with Citizens regarding certain issues with respect to (i)
       2.1 million shares of the Company's common stock subject to Citizens' accrued preemptive rights and (ii) the Company's management services agreement with Citizens dated as of May 31, 1995 as amended (the "Management Services Agreement"). As part of the settlement of the Management Services Agreement with Citizens, the Company issued 100,000 shares of Common Stock. The value of the shares on the date of issue totaled $513,000 which was recorded as an increase to Common Stock and additional paid-in capital. As a result of this transaction, Citizens has increased its share ownership in the Company to 18.6% of shares presently outstanding (see Note 14).

       During 1998, the Company issued 18,469 shares of Common Stock as contingent consideration related to the acquisition of Hungarotel and Papatel (see Note 2).

       The Company has reserved 7,474,915 shares as of December 31, 1998 for issuance under stock option plans and agreements and warrants.

 (11)  Stock Based Compensation

       Stock Option Plans

       The Company adopted a stock option plan (the "Plan") in April 1992 which provided for the issuance of an aggregate of 90,000 stock options which was increased to 250,000 at the 1994 Annual Meeting of Stockholders. In 1996, the stockholders of the Company approved an increase in the number of shares available under the plan from 250,000 to 750,000. In 1998, the stockholders of the Company approved an increase in the number of shares available under the plan from 750,000 to 1,000,000. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. The plan is administered by the Board of Directors, which may designate a committee to fulfill its responsibilities. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of December 31, 1998, 676,000 options provided for by the Plan had been issued, of which 167,500 were exercised and 508,500 remained outstanding.

       In 1997, the Company adopted a director stock option plan (the "Directors' Plan") which provides for the issuance of an aggregate of 250,000 stock options. Options granted under the Directors' Plan are exercisable for up to 10 years from the date of grant. As of December 31, 1998, 65,000 options provided for by the Directors' Plan had been issued, of which 5,000 were exercised and 60,000 remained outstanding.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


       The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued under the Plan and the Directors' Plan. Had the Company determined compensation cost for options issued under the plans based on the fair value at the grant date according to SFAS No. 123, the Company's net pro forma income and Earnings Per Share would have been as follows:

                                                                     1998         1997       1996
                                                                             (in thousands)

              Net Loss                       As reported         ($50,612)    ($36,236)      ($54,769)
                                               Pro forma         ($51,065)    ($36,468)      ($54,982)

              Earnings Per Share             As reported           ($9.53)      ($7.97)      ($13.14)
                                               Pro forma           ($9.62)      ($8.02)      ($13.19)

       For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) a risk free rate of 5.58% in 1998, 6.56% in 1997 and 5.4% in 1996, (2) an
       expected life of 6 years for 1998, 7 years for 1997 and 6 years for 1996, and (3) volatility of approximately 84% for 1998, 33% for 1997 and 53% for 1996.

       Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock under SFAS 123 is not reflected in the pro forma net loss amounts because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

       The following is a summary of stock options and warrants, including those issued under the Plan and Directors' Plan referred to above, and other agreements which were granted, exercised and cancelled for the three years ended December 31, 1998:


                                                      Outstanding         Option/Warrant Price
                                                   Options/Warrants            Per Share
                -------------------------------------------------------- -----------------------
                       December 31, 1995                  518,492             $3.60-$20.00
                       Granted                            200,000                $14.00
                       Exercised                          (8,016)            $10.00-$10.15
                       Cancelled                          (5,000)                $14.00
                -------------------------------------------------------- -----------------------
                       December 31, 1996                  705,476             $3.60-$20.00
                       Granted                            140,000             $8.75-$11.69
                       Exercised                         (81,586)             $7.00-$10.15
                       Cancelled                          (5,793)                $10.15
                -------------------------------------------------------- -----------------------
                       December 31, 1997                  758,097             $3.60-$20.00
                       Granted                            151,000             $5.81-$8.00
                       Exercised                         (56,400)             $3.60-$4.00
                       Cancelled                                -                  -
                -------------------------------------------------------- -----------------------
                       December 31, 1998                  852,697             $4.00-$20.00
                -------------------------------------------------------- -----------------------

                                      F-23

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


       The following table summarizes information about shares subject to outstanding options and warrants as of December 31, 1998 which were issued to current or former employees, directors or consultants pursuant to the Plan, Directors' Plan, employment or other agreements.

                          Options/Warrants Outstanding                                Options/Warrants Exercisable
                                                                          Weighted-
                                                       Weighted-           Average                          Weighted-
               Number              Range of        Average Exercise    Remaining Life       Number           Average
            Outstanding         Exercise Prices          Price            in Years        Exercisable    Exercise Price

                 218,247         $4.00-$6.78               $4.26             5.97              197,747        $4.00
                 250,000         $8.00-$9.44               $8.50             4.60              230,000        $8.54
                  97,500        $11.69-$12.25             $12.16             1.50               97,500       $12.16
                 261,950            $14.00                $14.00             2.05              261,950       $14.00
                  25,000            $20.00                $20.00             0.75               25,000       $20.00
                  ------                                                                        ------
                 852,697         $4.00-$20.00              $9.86             3.70              812,197        $9.98
                 =======                                                                       =======



       Stock Grants

       During the second quarter of 1998, the Company issued 10,625 shares of Common Stock to two former officers as compensation. An amount of $93,000, representing the fair market value of the stock on the date of grant, has been recorded as compensation expense and as an increase in Common Stock and additional paid-in-capital.

       In March 1997, the Company issued 5,000 shares to a former officer as compensation. An amount of $51,875, representing the fair market value of the stock on the date of grant, has been recorded as compensation expense and as an increase in Common Stock and additional paid-in-capital.

       In October 1996, the Board of Directors of the Company amended and restated employment agreements with three executive officers. As part of these agreements, in March 1997, based on performance in 1996, options to purchase 70,000 shares of stock at an exercise price of $8.75 were granted which became effective April 1, 1997.

       In October 1996, the Company issued 8,000 shares to three executives as compensation. An amount of $101,000, representing the fair market value of the stock on the date of grant, was recorded as compensation expense and as an increase in Common Stock and additional paid-in-capital.

       In December 1995, the Company entered into employment agreement with three executives which provided for, among other things, the granting of a total of 102,500 shares of Common Stock. The Common Stock grants vest over a four year period from the effective date of each agreement. As a result of these employment agreements, in 1995 the Company recorded an increase in additional paid-in-capital of $1,050,000, and a corresponding increase in deferred compensation which is being amortized over the vesting period. During 1998, the Company canceled 25,000 shares of the total 102,500 shares granted in December 1995. As a result of the cancellation, the Company recorded a decrease in additional paid-in-capital of $256,000, and a corresponding decrease in deferred compensation.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


 (12)  Reconciliation of Net Income to Net Cash Used in Operating Activities

       The reconciliation of net loss to net cash provided by (used in) operating activities for the years ended December 31, 1998, 1997 and 1996 follows:

                                                                    1998          1997          1996
                                                                             (in thousands)
       Net loss                                              $   (50,612)      (36,236)      (54,769)
       Adjustments to reconcile net income to
           net cash provided by operating activities:
              Depreciation and amortization of
                     property, plant and equipment                10,598         7,445         3,477
              Amortization of intangibles                            962           904           793
              Asset write-downs                                       45           162         2,005
              Non-cash compensation                                  339           407           485
              Unrealized foreign currency loss                       353           209         1,084
              Extraordinary items                                      -             -         7,318
              Termination charges                                 11,131             -         6,260
              Other (income)/expense                                (787)          224             -
              Minority interest                                        -             -        (2,994)
              Unpaid interest                                     36,494        34,963         6,279
           Changes in operating assets and liabilities
              net of effects of
              acquisitions:
              Accounts receivable                                  2,199        (6,273)       (3,663)
              Restricted cash                                        444         4,797        (4,974)
              VAT receivable                                       2,503         1,864        (1,757)
              Other assets                                         1,461        (3,938)       (4,910)
              Accounts payable and accruals                       (6,156)       (3,955)       10,955
              Due to related parties                               2,144         4,364        (1,430)
                                                                 -------       -------       --------
       Net cash provided by (used in) operating activities   $    11,118         4,937       (35,841)
                                                                 =======       =======       =======

       Cash paid during the year for:
              Interest                                       $     9,362           196        16,961
                                                                 =======       =======       =======


       Summary of non-cash transactions (figures in dollars):

       During 1998 the Company:

                     Issued 100,000 shares of Common Stock valued at $513,000 and a promissory note in the amount of $8.4 million to Citizens in settlement of $9.6 million of accrued fees and expenses due and payable to Citizens under the terminated management services agreement.

                     Issued 10,625 shares of Common Stock as compensation to two former executive officers valued at $93,000.

                     Cancelled 25,000 restricted shares to a former executive pursuant to a retirement agreement.

                     Issued  2,110,896  options to purchase Common  Stock valued
                     at $121,000 in settlement of Citizens' accrued   preemptive
                     rights.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


       During 1997 the Company:

                     Issued    969,158   shares  of  Common   Stock  valued   at
                     $10,689,000 to TDI in exchange for interests and loans in two operating subsidiaries. -

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


(13)   Related Parties

       Transactions entered into with certain related parties are as follows:

       (a)    Transactions with former officers and directors

              On July 26, 1996, the Company entered into Termination and Release Agreements, Consulting Agreements and Non-competition Agreements with its former Chairman and Chief Executive Officer, former Vice Chairman and former Chief Financial Officer, Treasurer, Secretary and Director. Pursuant to these agreements, the Company agreed to make payments for severance, consulting fees and non-compete agreements amounting to $7.25 million, in equal monthly installments over a 72 month period commencing August 31, 1996, and also issued options to purchase 200,000 shares of Common Stock at an exercise price of $14.00 per share. These commitments are supported by letters of credit. The Company recorded a charge of approximately $6.3 million in 1996 and made payments aggregating approximately $1,208,000 in 1998 and 1997 and $503,000 in 1996
              related to these agreements.

              In 1996, the Company paid legal fees to the former Chief Financial Officer, Treasurer, Secretary and Director of approximately $146,000.

        (b)   Transactions with Teleconstruct

              In 1996, the Company purchased the premises used as offices by the Company and a residential apartment in Budapest, Hungary from Teleconstruct in two separate transactions for an aggregate purchase price of $643,000.

        (c)   Agreements with TDI

              Amounts paid to TDI in 1996 under previously existing management services agreements amounted to approximately $976,000. The management services agreements with TDI were terminated in August 1996.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


        (d)   Transactions with Citizens Utilities Company

              Transactions with Citizens including those under the Management Service Agreements are discussed in Footnote 14.

       Amounts payable to related parties as of December 31, 1998 and 1997, were as follows:

                                                            1998              1997
                                                            ----              ----
         Payable to former officers and directors     $   3,476,000   $     4,199,000
         Due to Citizens                                 19,873,000         7,175,000
         Due to Teleconstruct                                34,000            34,000
                                                        -----------        ----------
                                                      $  23,383,000   $    11,408,000
                                                         ==========        ==========

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

       The Citizens Agreements, as amended, resulted in and provided for the following:

              The nomination by Citizens of one representative to the Company's board of directors (out of a minimum of six directors) for as long as Citizens owns at least 300,000 shares of Common Stock of the Company.

              Citizen's receipt of options and a warrant to purchase an aggregate of 3,635,472 (as adjusted for items described below) additional shares of Common Stock of the Company at exercise prices ranging from $13 to $18 per share under the Stock Option Agreement and Warrant, as amended (the "Citizens Options and Warrant"). The Citizens Options and Warrant were originally due to expire at various dates from May 31, 1997 to September 12, 2000. Expiration dates of the warrant and certain options were extended as discussed below. All of the options were subject to anti-dilution provisions.

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

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


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

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


              Certain corporate, financial, technical, construction, marketing and operational services were to be provided by Citizens to the Company under the terms of the Management Services Agreement. Such services commenced on July 1, 1995 and were to continue through December 31, 2007. All services rendered by Citizens were subject to the oversight, supervision and approval of the Company. The management fee payable to Citizens was the greater of 5% of Adjusted Gross Revenues, as defined, or a fixed amount ranging from $100,000 to $395,800 per month from July 1995 through December 31, 1996, and $416,600 per month for each month commencing January 1997 for the remainder of the term, subject to adjustment for inflation. The monthly management fees during 1995 and 1996 were payable in cash or, with Citizen's consent, in shares of Common Stock of the Company equal in value to the fee, based upon a three-month market price average. Management fees payable to Citizens during 1998 amounted to $2,500,000, 1997 fees amounted to $5,000,000 plus reimbursable costs of $691,000, while in 1996 such fees amounted to $3,640,000 plus reimbursable costs of $1,862,000. Cash payments made to Citizens in 1996 for management services totaled $5,865,000.

              The right for Citizens to purchase additional shares of Common Stock, if the Company issues, in connection with any public or private offering, shares of Common Stock, other stock of the Company or any securities convertible into, or exchangeable or exercisable for shares of Common Stock or other stock of the Company at the applicable offering price the number of shares as is necessary to maintain Citizens' then existing percentage ownership on a fully diluted basis.

              In connection with the Postabank Credit Facility (see note 6), on October 18, 1996, the Company entered into certain agreements with Citizens in consideration for, among other things, Citizens' support in fulfilling all terms under the Citicorp Credit
              Facility, as amended, and in obtaining the Postabank Credit Facility. Under such agreements, the Company agreed to (i) extend to September 12, 2000 the exercise periods of a warrant and certain stock options to purchase approximately 2,139,801 shares of Common Stock (as adjusted), (ii) grant Citizens the option to purchase an additional 875,850 shares of Common Stock at an exercise price of $12.75 exercisable through September 12, 2000, and (iii) pay Citizens $750,000 in cash. The cost of this consideration to the Company representing the increase in fair value of the options previously granted, the fair value of the newly granted options and the cash payment amounted to $11.97 million. The fair value of the options was determined using the Black Scholes option pricing model. The Company has reflected the portion of the cost related to the financial support in fulfilling the terms of the Citicorp Credit Facility, $5.7 million, as a current period charge in 1996. The remaining $6.27 million has been capitalized in other assets with other direct costs incurred in obtaining the Postabank Credit Facility and is being amortized over the term of the related debt.

              On September 30, 1998, the Company entered into certain agreements with certain wholly-owned subsidiaries of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") pursuant to which the Company settled disagreements with Citizens regarding certain issues with respect to (i) 2.1 million shares of the Company's common stock subject to Citizens' accrued preemptive rights and
              (ii) the Company's management services agreement with Citizens dated as of May 31, 1995, as amended (the "Management Services Agreement").

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


              Such agreements provided for, among other things, (i) the termination of the Master Agreement dated as of May 31, 1995 between the Company and Citizens; (ii) the issuance by the Company to Citizens of 100,000 shares of the Company's common stock and a promissory note in the principal amount of $8,374,498 (the "Note") in settlement of $9.6 million accrued fees and expenses due and payable to Citizens under the Management Services Agreement; (iii) the termination of the Management Services Agreement; (iv) payments by the Company to Citizens in the aggregate amount of $21,000,000 payable in 28 quarterly installments from 2004 through and including 2010 in part as consideration for Citizens' agreement to terminate the Management Services Agreement and in part as consideration for certain consulting services to be provided by Citizens to the Company from 2004 through and including 2010; (v) the grant by the Company to Citizens of certain preemptive rights in connection with any public or private issuances by the Company of shares of its common stock to purchase within 30 days for cash such number of shares of the Company's common stock sufficient to maintain Citizens' then existing percentage ownership interest of the Company's common stock on a fully diluted basis; and (vi) the right of one Citizens designee to the Company's Board of Directors to be renominated for reelection to the Company's Board of Directors for so long as Citizens owns at least 300,000 shares of the Company's common stock.

              The principal on the promissory note is payable in full on September 15, 2004 and bears interest at a varying rate per annum which is 2-1/2% per annum above the one-year LIBOR rate with monthly adjustments in such varying rate. Accrued interest shall be payable annually.

              The Company has recorded a charge totaling $11.1 million in 1998 representing the present value of the $21 million aggregate amount payable to Citizens beginning in 2004 in part as consideration for Citizens' agreement to terminate the Management Services Agreement and in part as consideration for certain consulting services to be provided by Citizens to the Company from 2004 through and including 2010.

              The agreements include an Amended, Restated and Consolidated Stock Option Agreement (the "Restated Stock Option Agreement") pursuant to which the Company granted Citizens an option to purchase 2,110,896 shares of the Company's common stock at a price of $13.00 per share with an expiration date of July 1, 1999 in settlement of Citizens' accrued preemptive rights. The Restated Stock Option agreement also acknowledged Citizens existing options to date to purchase an aggregate of 4,511,322 shares of the Company's common stock at exercise prices ranging from $12.75 to $18.00 per share with an expiration date of September 12, 2000. The cost of this consideration to the Company representing the fair value of the newly granted options in settlement of Citizen's accrued preemptive rights amounted to $121,000. The fair value of the newly granted options was determined using the Black Scholes option pricing model. The Company has reflected this cost as a current period charge in 1998.

       Additionally, the Company is also obligated to bear the cost of registering shares it has issued to Citizens, including shares issuable under the Citizens Options. As a result of the above transactions, on December 31, 1998 Citizens held 18.6% of the Company's outstanding Common Stock and 6,622,218 options to purchase Common Stock. Citizens ownership of the Company's outstanding shares on a fully diluted basis is approximately 59.2% at December 31, 1998.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996



(15)   Employee Benefit Plan

       Effective December 1996, the Company established a 401(k) salary deferral plan (the "401(k) Plan") on behalf of its U.S. employees. The 401(k) Plan is a qualified defined contribution plan and allows participating employees to defer up to 15% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company has the discretion to match contributions made by the employee. No matching contributions were made by the Company in 1998, 1997 or 1996.


(16)   Segment Disclosures

       The Company operates in a single industry segment, communications services. The Company's operations involve developing and constructing a modern telecommunications infrastructure in order to provide a full range of the Company's products and services in its five concession areas in Hungary. While the Company's chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated based on the delivery of multiple services to customers over an integrated network. Substantially all of the Company's assets are located in Hungary and all of its revenues are generated in Hungary.

       Products and Services

       The  Company   groups  its  products  and  services  into  the  following categories:

       Telephone Services - local dial tone and switched products and services that provide incoming and outgoing calls over the public switched network. This category includes reciprocal compensation revenues and expenses (i.e. interconnect).

       Network Services - point-to-point dedicated services that provide a private transmission channel for the Company's customers' exclusive use between two or more locations, both in local and long distance applications.

       Other Service and Product Revenues - PBX hardware sales and service revenues, as well as miscellaneous other telephony service revenues.

       The revenues generated by these products and services for the years ended December 31 were as follows:


               ($ in thousands)            1998            1997          1996
                                           ----            ----          ----

             Telephone services           $35,969        $36,738       $19,826
             Network services               1,402            797           625
             Other service and product
               revenues                     1,336            356           459
                                           ------         ------        ------
                                          $38,707        $37,891       $20,910
                                          =======        =======       =======

       Included in telephone services are connection fee revenues amounting to $1,958,000, $12,925,000 and $4,107,000 for the years ended December 31,
       1998, 1997 and 1996, respectively.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996




       Major Customers

       For the years ended December 31, 1998, 1997 and 1996, none of the Company's customers accounted for more than 10% of the Company's total revenue.


(17)   Quarterly Financial Data (unaudited)



                                          ($ in thousands)
                                                                       Net loss
                                    Revenue           Net Loss         Per share
                       1998
             First quarter           9,372            (11,700)           (2.22)
             Second quarter          9,718            (10,955)           (2.07)
             Third quarter           9,412            (19,073)           (3.61)
             Fourth quarter         10,205             (8,884)           (1.65)

                       1997
             First quarter           7,924             (6,948)           (1.66)
             Second quarter          9,297             (8,183)           (1.95)
             Third quarter           9,669             (9,050)           (1.96)
             Fourth quarter         11,001            (12,055)           (2.33)


       The net loss for the third quarter of 1997 was restated in 1997 to reflect a decrease in capitalized interest of $1.65 million as a result of revisions to estimated completion dates of construction work in process amounts outstanding during the period.

                      HUNGARIAN TELEPHONE AND CABLE CORP.

                               Index to Exhibits


Exhibit No.    Description

10.12 Employment Agreement dated as of December 4, 1998, by and between Hungarian Telephone and Cable Corp. and Ole Bertram

27.1           Financial Data Schedule