Form 10-Q
period 1999-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 1999-05-18
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                  For the quarterly period ended March 31, 1999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999     Commission file number 1-11484
                               --------------




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



Common Stock, $.001 par value                      11,981,579 Shares
(Class)                                            (Outstanding at May 17, 1999)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                        Page No.

       Consolidated Condensed Balance Sheets                             2
       Consolidated Condensed Statements of Operations and
            Comprehensive Loss                                           3
       Consolidated Condensed Statements of Stockholders' Deficiency     4
       Consolidated Condensed Statements of Cash Flows                   5
       Notes to Consolidated Condensed Financial Statements              6
       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     12

Part II. Other Information                                               24

Signature                                                                26

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                          Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                Assets                      March 31, 1999       December 31, 1998
                                ------                      --------------       -----------------

                                                               (unaudited)
Current assets:
    Cash                                                $          11,822       $           8,489
    Restricted cash                                                    47                      64
    Accounts receivable, net                                        6,678                   6,703
    Inventories                                                     1,027                   1,111
    Prepayments and other current assets                              164                     187
                                                             ------------            ------------

           Total current assets                                    19,738                  16,554
Net property, plant and equipment                                 122,446                 136,489
Goodwill, less accumulated amortization                             8,848                  10,000
Other intangibles, less accumulated amortization                    4,991                   5,592
Other assets                                                        7,876                   8,432
                                                             ------------            ------------

Total assets                                            $         163,899       $         177,067
                                                             ============            ============

                    Liabilities and Stockholders' Deficiency
Current liabilities:
    Current installments of long-term debt              $          35,550       $          31,804
    Accounts payable                                                  842                   2,061
    Accruals                                                       12,241                   3,552
    Other current liabilities                                       1,057                     932
    Due to related parties                                          1,196                   1,011
                                                             ------------            ------------

           Total current liabilities                               50,886                  39,360

Long-term debt, excluding current installments                    164,777                 202,881
Due to related parties                                             22,365                  22,372
Deferred credits and other liabilities                             16,062                   1,491
                                                             ------------            ------------

           Total liabilities                                      254,090                 266,104
                                                             ------------            ------------
Stockholders' deficiency:
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued 5,395,864 shares
       in 1999 and 1998                                                 5                       5
    Additional paid-in capital                                     71,467                  71,467
    Accumulated deficit                                          (175,823)               (167,809)
    Accumulated other comprehensive income                         14,160                   7,300
                                                             ------------            ------------
           Total stockholders' deficiency                         (90,191)                (89,037)
                                                             ------------            ------------
Total liabilities and stockholders' deficiency          $         163,899       $         177,067
                                                             ============            ============



     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
      Consolidated Condensed Statement of Operations and Comprehensive Loss
            For the Three Month Periods Ended March 31, 1999 and 1998
                 (In thousands, except share and per share data)

                                   (unaudited)



                                                            1999                 1998
                                                            ----                 ----

Telephone service revenues, net                    $      11,205        $       9,372
Operating expenses:
    Operating and maintenance expenses                     4,396                5,592
    Depreciation and amortization                          2,853                2,740
    Management fees                                            -                1,504
                                                      ----------          -----------

    Total Operating Expenses                               7,249                9,836
                                                      ----------          -----------
Income (loss) from operations                              3,956                 (464)
Other income (expenses):
    Foreign exchange losses                                 (333)                (267)
    Interest expense                                     (11,860)             (11,109)
    Interest income                                          243                  108
    Other, net                                               (20)                  32
                                                      -----------         -----------

Net loss                                           $      (8,014)       $     (11,700)

Comprehensive income                                       6,860                1,832
                                                      ----------          -----------

Comprehensive loss                                 $      (1,154)       $      (9,868)
                                                      ===========         ============


Net loss per common share - basic                  $       (1.49)       $      (2.22)
                                                         =======              ======

Weighted average number of common shares
Outstanding - basic and diluted                        5,395,864            5,272,865
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

                                   (unaudited)


                                                                                       Accumulated
                                                               Additional              Other            Total
                                                     Common    Paid-in    Accumulated  Comprehensive    Stockholders'
                                          Shares      Stock    Capital    Deficit      Income           Deficiency
---------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998           5,395,864    $   5      71,467    (167,809)      7,300         $  (89,037)


Net loss                                                                    (8,014)                        (8,014)


Foreign currency translation adjustment                                                  6,860              6,860

Balances at March 31, 1999              5,395,864      $  5     71,467    (175,823)     14,160         $  (90,191)
-----------------------------------------------------------------------------------------------------------------







     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
            For the Three Month Periods Ended March 31, 1999 and 1998
                                 (In thousands)

                                   (unaudited)



                                                            1999              1998
                                                            ----              ----

Net cash provided by operating activities                     3,828            1,662
                                                         ----------      -----------
Cash flows from investing activities:
    Construction of telecommunication networks                 (877)          (8,667)
    Decrease in construction deposits                            20              499
    Proceeds from sale of assets                                 15               10
                                                         ----------      -----------

           Net cash used in investing activities               (842)          (8,158)
                                                         ----------      -----------
Cash flows from financing activities:
    Borrowings under debt agreements                         16,391           10,328
    Repayment of long-term debt                                 (90)          (1,820)
    Payments in connection with settlement and
      refinancing of long-term debt                         (15,000)
    Proceeds from exercise of options                                            224
                                                         ----------      -----------
           Net cash provided by financing activities          1,301            8,732
                                                         ----------      -----------
Effect of foreign exchange rate changes on cash                (954)            (318)
                                                         -----------     -----------

Net increase in cash and cash equivalents                     3,333            1,918

Cash and cash equivalents at beginning of period              8,489            4,031
                                                         ----------      -----------

Cash and cash equivalents at end of period                   11,822            5,949
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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


(1)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The accompanying condensed consolidated financial statements of Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") have been prepared without audit and, in the opinion of management, include all adjustments consisting mainly of normal recurring accruals necessary for a fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

              The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and Subsidiaries for the year ended December 31, 1998, including the notes thereto, set forth in the Company's Form 10-K.

              The Company has suffered recurring losses from operations, has a net capital deficiency, and did not have sufficient funds on hand to meet its current debt service obligations as of December 31, 1998.

              As discussed in Notes 4 and 5, the Company has refinanced and restructured its debt and equity. As a part of the Company's debt refinancing, the Company has entered into a one-year $138 million dual currency bridge loan with Postabank. The Company is currently evaluating various alternatives to refinance the bridge loan provided by Postabank as the loan is repayable on May 10, 2000. While the availability of long-term financing sources cannot be predicted with certainty, the Company believes that it will be able to resolve this issue during the next twelve months. However, there can be no assurance that the Company will be able to obtain long-term financing on commercially acceptable terms, or at all.

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

                             (b) Net Loss Per Share

              Basic earnings per share ("EPS") is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock.

              Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the periods ended March 31, 1999 and 1998.

              The Company had potentially dilutive common stock equivalents of 7,599,905 and 7,449,242 for the periods ended March 31, 1999 and 1998, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

(2)    Cash and Restricted Cash

       (a)    Cash

              At March 31, 1999,  cash of  $11,822,000  comprised the following:
              $11,449,000 consisting of $117,000 denominated in U.S. dollars and the equivalent of $11,332,000 denominated in Hungarian Forints on deposit with banks in Hungary, and; $373,000 on deposit in the United States.

       (b)    Restricted Cash

              At March 31, 1999, approximately $22,000 of cash denominated in U.S. Dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $25,000 was restricted pursuant to certain arrangements with other parties.

(3)    Related Parties

              Current and  long-term  amounts due to related  parties  totalling
              $23,561,000  at March  31,  1999 is  comprised  of the  following:
              $34,000 due to Hungarian Teleconstruct Corp. ("Teleconstruct") for rent and other services, plus interest; a $8,374,000 promissory note plus accrued interest of $317,000 due to a subsidiary of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") (see Note 4 below), $11,556,000 representing the present

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

              value of payments due to Citizens under a certain replacement and termination agreement (see Note 4 below); and $3,280,000 representing payments due to certain former officers under separate termination, consulting and non-competition agreements. The Company paid approximately $302,000 during the first quarters of 1999 and 1998 to three former officers under these agreements.

(4)    Transactions with Citizens

       On May 12, 1999, the Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement') pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Preferred Stock, par value $0.001 (the "Preferred Shares"). In consideration for such shares, Citizens (i) transferred to the Company for cancellation the $8,374,000 promissory note issued by the Company to Citizens which was to mature in 2004, and (ii) agreed to renounce and forego any rights whatsoever to any payment of the $21 million which was payable by the Company to Citizens in quarterly installments of $750,000 each from 2004 through and including 2010. Citizens, as the holder of the Preferred Shares, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may redeem the Preferred Shares at any time. Citizens can convert each of the Preferred Shares into shares of the Company's common stock on a one for ten basis. The Citizens Stock Purchase Agreement provides that if the average closing price of the Company's common stock for the twenty
       (20) trading days ending March 31, 2000 is less than $7.00 per share, then HTCC shall issue such number of HTCC Preferred Shares (with a value of $70 per share) equal in value to (i) 1,600,000 times (ii) $7.00 less the average closing price of HTCC common stock for such twenty (20) trading day period. The Citizens Stock Purchase Agreement also requires Citizens not to transfer any shares of HTCC common stock which it may hold prior to May 15, 2000 without the prior written consent of the Company and Postabank. Citizens also waived any and all preemptive and anti-dilution rights in connection with the transactions described in
       Note 5 below.

(5)    Credit Facilities

       During 1996 and 1997, the Company entered into several construction contracts with a Hungarian contractor which totalled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. The contractor financed the financing

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       facility through a facility provided by Postabank es Takarekpenztar ("Postabank"), a Hungarian commercial bank. As of December 31, 1998, the balance owed under the contractor financing facility was $36.6 million. The Company and the contractor have a disagreement with respect to several issues relating to the quality and quantity of the work done by the contractor. In an attempt to resolve these issues and as a part of its overall refinancing plan with Postabank, on March 30, 1999, the Company purchased HUF 4 billion (approximately $16.8 million) of loans the contractor had with Postabank for HUF 900 million (approximately $3.8 million). The purchase of these loans was financed by Postabank. The Company has attributed no value to the loans due from the contractor in the accompanying financial statements. Simultaneously with the loan purchase transaction, Postabank assumed HUF 7 billion plus accrued interest of HUF 348 million (approximately $30.9 million) of the Company's liability under the contractor financing facility from the contractor, due to the contractor's financial difficulties, and sold this debt back to the Company for HUF 3 billion (approximately $12.6 million). The purchase of the debt was financed by Postabank. As a result of the above transactions, the Company has recorded a deferred credit of HUF 3.5 billion (approximately $14.7 million) which reflects the extinguishment of all but HUF 900 million (approximately $3.8 million) of amounts due under the contractor financing facility as of March 31, 1999, and is included in deferred credits and other liabilities. This transaction was the first of a series of transactions involving Postabank aimed at revising the Company's capital and debt structure, the remainder of which were completed on May 12, 1999 and are described below. Upon completion of the overall series of transactions, the Company expects to recognize a gain on settlement of indebtedness, net of previously capitalized financing costs associated with the Original Postabank Credit Facility (as defined below).

       On October 15, 1996, the Company and its subsidiaries entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank (the "Original Postabank Credit Facility"). The Company utilized the funding provided by the Original Postabank Credit Facility to continue construction of its telecommunications networks, provide working capital, and repay other debt obligations. The Company did not have sufficient funds to meet the required repayment obligations under the Original Postabank Credit Facility as of March 31, 1999. On May 12, 1999, the Company entered into various agreements as part of a revision of its capital structure with the following parties: Postabank; Tele Danmark A/S ("Tele Danmark"); and the Danish Investment Fund for Central and Eastern Europe (the "Danish Fund"). As a result of such agreements, the Company extinguished all of its obligations to Postabank under the Original Postabank Credit Facility in the amount of approximately $193 million and the amounts borrowed to settle a portion due under the contractor financing facility described above. As of May 12, 1999, the Company

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements


                                   (unaudited)


       borrowed from Postabank $138 million under a one-year dual currency bridge loan agreement in Hungarian Forints and Euros and $25 million pursuant to certain unsecured notes payable in 2007. The loan is repayable on May 10, 2000 and bears interest at an initial rate of 2.25% (the "Margin") plus the Budapest Bank Offering Rate or Euro LIBOR Rate (currently approximately 15% and 2.5%, respectively) which Margin increases incrementally to 4.25%, in quarterly increments of 1% over the next year. HTCC and one of its subsidiaries, HTCC Consulting Rt. are guarantors for the HTCC subsidiaries under the Bridge Loan Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Bridge Loan Agreement. The Company and Postabank entered into a series of agreements to secure such obligations under the Bridge Loan Agreement.


(6)    Segment Disclosures

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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements


                                   (unaudited)



The revenues generated by these products and services for the periods ended March 31 were as follows:

                    ($ in thousands)            1999                1998

             Telephone services               $10,492                $8,951
             Network services                     524                   206
             Other service and product
                revenue                           189                   215
                                              --------              -------
                                              $11,205                $9,372
                                              =======               =======

       Included   in    telephone   services  are   connection   fee    revenues
       amounting   to $331,000 and $556,000 for the periods ended March 31, 1999 and 1998, respectively.

       Major Customers

       For the periods ended March 31, 1999 and 1998, none of the Company's customers accounted for more than 10% of the Company's total revenue.

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

         During 1996 and 1997, the Company embarked on a significant network development program which met its substantial demand backlog, increased the number of basic telephone access lines in service and modernized existing facilities. The development and installation of the network in each of the Company's operating areas required significant capital expenditures.

         As a result of the Company's development program, the Company achieved EBITDA1 of $6.8 million during the quarter ended March 31, 1999, up from EBITDA of $2.3 million for the quarter ended March 31, 1998. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers, revenues per customer and construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

         The success of the Company's strategy is dependent upon its ability to increase revenues through the increased usage and the addition of new subscribers. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added approximately 127,000 access lines through March 31, 1999 to the approximately 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("MATAV"), the former State-controlled monopoly telephone company.

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

Comparison of Three Months Ended March 31, 1999 and Three Months Ended March 31, 1998

   Net Revenues

                                                            Quarter ended
        (dollars in millions)                               1999         1998        % change
        Measured service revenues                            8.7           7.8            12
        Subscription revenues                                2.8           2.7             4
        Net interconnect charges                            (1.6)        (2.4)          (33)
        Net measured service and subscription revenues       9.9           8.1            22
        Connection fees                                      0.3           0.6          (50)
        Other operating revenues, net                        1.0           0.7            43
        Telephone Service Revenues, Net                     11.2           9.4            19

         The Company recorded a 19% increase in telephone service revenues to $11.2 million for the three months ended March 31, 1999 from $9.4 million for the three months ended March 31, 1998.

         Net measured service and subscription revenues increased 22% to $9.9 million for the three months ended March 31, 1999 from $8.1 million for the three months ended March 31, 1998. Measured service revenues increased 12% to $8.7 million during the three months ended March 31, 1999 from $7.8 million during the three months ended March 31, 1998. Subscription revenues increased 4% to $2.8 million during the three months ended March 31, 1999 from $2.7 million during the three months ended March 31, 1998. These increases in measured service and subscription revenues are the result of a 6% increase in average access lines in service from approximately 175,800 lines for the three months ended March 31, 1998 to approximately 185,900 lines during the three months ended March 31, 1999. Also contributing to the increases in measured service and subscription revenues is an average 11% increase in tariff rates, effective January 1, 1999 in the operating subsidiaries' functional currency, offset by an approximate 8% devaluation of the functional currency during the period.

         These revenues have been reduced by net interconnect charges which totalled $1.6 million during the three months ended March 31, 1999 compared to $2.4 million during the three months ended March 31, 1998. As a percentage of call and subscription revenues, net interconnect charges have declined from 23% for the three months ended March 31, 1997 to 14% for the three months ended March 31, 1999, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1999.

         Connection fees for the three month period ended March 31, 1999 totalled $0.3 million as compared to $0.6 million for the three months ended March 31, 1998. This decrease reflects a reduction in the number of new access lines connected and the devaluation of the Hungarian Forint. Connection fees were expected to decline substantially during the quarter as the majority of wait-listed customers have been provided with access lines.
The Company expects connection fees to continue to decline.

         Other operating revenues increased 43% to $1.0 million during the three months ended March 31, 1999 compared to $0.7 million during the three months ended March 31, 1998 due to revenues generated from the provision of direct lines and to a lesser extent, revenues generated from Lucent PBX sales and related maintenance services.

   Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 21% to $4.4 million for the three months ended March 31, 1999 as compared to $5.6 million for the three months ended March 31, 1998. On a per line basis, operating and maintenance expenses decreased to approximately $24 per average access line for the three months ended March 31, 1999 from $32 for the three months ended March 31, 1998 as the Company achieved productivity improvements and increased its focus on reducing operating expenses, particularly through reductions in the number of ex-patriates working for the Company.

   Depreciation and Amortization

         Depreciation and amortization charges increased $0.2 million to $2.9 million for the three months ended March 31, 1999 from $2.7 million for the three months ended March 31, 1997. The relative consistency in depreciation and amortization expense between the periods is due to the devaluation of the operating subsidiaries' functional currency. Depreciation and amortization expense increased in functional currency terms by 13% due to additional capital expenditures, however, due to the devaluation of the Hungarian Forint during the period, depreciation and amortization expense for the three months ended March 31, 1999 has remained consistent in U.S. Dollar terms with 1998 amounts.

   Management Fees

         There was no management fee expense for the three months ended March 31, 1999 as compared to $1.5 million for the three months ended March 31, 1998. This decrease is due to the termination of the management services agreement between the Company and Citizens International Management Services Company during 1998. The Company does not have any continuing management services agreements.

   Income from Operations

         Income from operations increased to $4.0 million for the three months ended March 31, 1999 from a loss from operations of $0.5 million for the three months ended March 31, 1998. Contributing to such improvements were higher revenues, lower operating and maintenance expenses and the elimination of the management fees described above during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, offset by increased depreciation and amortization charges during the period.

   Foreign Exchange Losses

         Foreign exchange losses remained constant at $0.3 million for the three months ended March 31, 1999 and March 31, 1998. Such foreign exchange losses resulted from the devaluation of the Hungarian Forint against the U.S. Dollar and the German Mark.

   Interest Expense

         Interest expense increased to $11.9 million for the three months ended March 31, 1999 from $11.1 million for the three months ended March 31, 1998. This increase was attributable to higher average debt levels during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Interest expense increased in functional currency terms by 13% due to the higher average debt levels during the period, however, due to the devaluation of the Hungarian Forint during the period, interest expense for the three months ended March 31, 1999 increased 7% in U.S. Dollar terms. The Company has restructured its debt obligations and expects interest expense to decrease. See "Liquidity and Capital Resources" section below for additional discussion about the Company's debt restructuring.

   Interest Income

         Interest income increased to $0.2 million for the three months ended March 31, 1999 from $0.1 million for the three months ended March 31, 1998 due to higher average cash balances outstanding during the three months ended March 31, 1999.

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $8.0 million, or $1.49 per share, during the three months ended March 31, 1999 as compared to a net loss of $11.7 million, or $2.22 per share, during the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The development of the network in each of the Company's operating areas required significant capital expenditures. The Company's networks now have the capacity, with some additional capital expenditures, to provide basic telephone services to virtually all of the potential subscribers within its operating areas.

         Net cash provided by operating activities totalled $3.8 million during the three months ended March 31, 1999 compared to $1.7 million during the three months ended March 31, 1998. For the three months ended March 31, 1999 and 1998, the Company used $0.8 million and $8.2 million, respectively, in investing activities, which was primarily used to fund the construction of the Company's telecommunications networks. Financing activities provided net cash of $1.3 million and $8.7 million for the three months ended March 31, 1999 and 1998, respectively.

         As announced on May 11, 1999, the Company entered into various agreements as part of a revision of its capital structure with the following parties: Postabank es Takarekpenztar Rt. ("Postabank"); Tele Danmark A/S ("Tele Danmark"); the Danish Investment Fund for Central and Eastern Europe (the "Danish Fund"); and CU CapitalCorp and Citizens International Management Services Company, each of which is a wholly-owned subsidiary of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens"). As a result of such agreements, the Company extinguished all of its obligations (i) to Postabank under the Company's October 1996 Credit Facility to Postabank (the "Original Postabank Credit Facility") in the amount of approximately $193 million and the amounts borrowed to settle a portion due under a contractor financing facility in the amount of approximately $16 million; (ii) to one of its contractors under a contractor financing facility in the amount of approximately $35 million; and (iii) to Citizens under a $8.4 million promissory note which was payable in 2004 and an obligation to pay Citizens $21 million in 28 quarterly installments of $750,000 each from 2004 through and including 2010. The effect of these transactions has been a significant reduction in the financial obligations of the Company subsequent to the end of the quarter ended March 31, 1999. Going forward, the Company has borrowed from Postabank $138 million under a one-year dual currency bridge loan agreement in Hungarian Forints and Euros and $25 million pursuant to certain unsecured notes which mature in 2007. Some of the various agreements which were entered into as of May 10, 1999 are described herein. (The descriptions and summaries herein do not purport to be complete, and are subject to, and qualified in their entirety by, reference to each such agreement, copies of which are filed as exhibits hereto. See Item 6 below).

         The Company and Postabank entered into a Dual Currency Bridge Loan Agreement (the "Bridge Loan Agreement") pursuant to which HTCC's subsidiaries borrowed the equivalent of $111 million in Hungarian Forints and $27 million in Euros which funds were applied to the repayment of the Original Postabank Credit Facility. The loan is repayable on May 10, 2000 and bears interest at an initial rate of 2.25% (the "Margin") plus the Budapest Bank Offering Rate or Euro LIBOR Rate (currently approximately 15% and 2.5%, respectively) which Margin increases incrementally to 4.25%, in quarterly increments of 1% over the next year. HTCC and one of its subsidiaries, HTCC Consulting Rt. are guarantors for the HTCC subsidiaries under the Bridge Loan Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Bridge Loan Agreement. The Company and Postabank entered into a series of agreements to secure such obligations under the Bridge Loan Agreement.

         The Company and Postabank also entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which Postabank purchased 2,428,572 shares of the Company's common stock for an aggregate purchase price of $34 million. The Securities Purchase Agreement provides for one person designated by Postabank to be nominated for election to the Company's

Board of Directors.  Postabank  cannot  transfer its shares until the earlier of
(x) the repayment in full of all the obligations under the Bridge Loan Agreement or (y) May 10, 2000, and then Postabank can only transfer such shares incrementally through 2003 subject to the Company's right of first refusal. The Company's right of first refusal expires in January 2003 and is assignable by the Company to any beneficial holder of more than 10% of the Company's outstanding common stock. The Company applied the proceeds from the stock issuance to the repayment of the Original Postabank Credit Facility. Pursuant to the Securities Purchase Agreement, the Company issued notes to Postabank in an aggregate amount of $25 million (the "Notes") with detachable warrants (the "Warrants"). The Notes accrue interest, which is payable semi-annually, at 4% plus the LIBOR rate for the applicable six month interest period. The Notes which mature in 2007 are transferable subject to applicable security laws. The Warrants which were issued pursuant to a series of Warrant Agreements between the Company and Postabank enable Postabank to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The Company has the right to terminate the Warrants in full or proportionately prior to January 1, 2004 provided that the Company repays a proportionate amount of the Notes and up to 7-1/2% of the aggregate principal amount of the Notes repaid concurrently with the termination of the Warrants.

         The Company and Tele Danmark entered into a Stock Purchase Agreement (the "TD Stock Purchase Agreement") pursuant to which the Company issued 1,571,429 shares of the Company's common stock in exchange for $11 million. The Company applied the proceeds from the TD Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility. Tele Danmark agreed not to transfer the shares to any party prior to May 11, 2000 without the prior written consent of the Company.

         The Company and the Danish Fund entered into a Stock Purchase Agreement (the "Fund Stock Purchase Agreement") pursuant to which the Company issued 1,285,714 shares of the Company's common stock in exchange for $9 million. The Company applied the proceeds from the Fund Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility. The Danish Fund agreed not to transfer the shares to any party except for Tele Danmark prior to May 11, 2000 without the prior written consent of the Company.

         The Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement') pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Preferred Stock, par value $0.001 (the "Preferred Shares"). In consideration for such shares, Citizens (i) transferred to the Company for cancellation a $8.4 million promissory note issued by the Company to Citizens which was to mature in 2004, and (ii) agreed to renounce and forego any rights whatsoever to any payment of the $21 million which was payable by the Company to Citizens in quarterly installments of $750,000 from 2004 through and including 2010. Citizens, as the holder of the Preferred Shares, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may redeem the Preferred Shares at any time. Citizens can convert each of the Preferred Shares into shares of the Company's common stock on a one for ten basis. The Citizens Stock Purchase Agreement provides that if the average closing price of the Company's common stock for the twenty (20) trading days ending March 31, 2000 is less than $7.00 per share, then HTCC shall issue such number of HTCC Preferred Shares (with a value of $70 per share) equal in value to (i) 1,600,000 times (ii) $7.00 less the average closing price of HTCC common stock for such twenty (20) trading day period. The Citizens Stock Purchase Agreement also requires Citizens not to transfer any shares of HTCC common stock which it may hold prior to May 15, 2000 without the prior written consent of the Company and Postabank. Citizens also waived any and all preemptive and anti-dilution rights in connection with the transactions described above.

         During 1996 and 1997, the Company entered into several construction contracts with a Hungarian contractor which totalled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. The contractor financed the financing facility through a facility provided by Postabank. As of December 31, 1998, the balance owed under the contractor financing facility was $36.6 million. The Company and the contractor have a disagreement with respect to several issues relating to the quality and quantity of the work done by the contractor. In an attempt to resolve these issues and as a part of the Company's overall refinancing plan with Postabank, on March 30, 1999, the Company purchased HUF 4 billion (approximately $16.8 million) of loans the contractor had with Postabank for HUF 900 million (approximately $3.8 million). The purchase of these loans was financed by Postabank. The Company has attributed no value to the loans due from the contractor in the March 31, 1999 financial statements. Simultaneously with the loan purchase transaction, Postabank assumed HUF 7 billion plus accrued interest of HUF 348 million (approximately $30.9 million) of the Company's liability under the contractor financing facility from the contractor, due to the contractor's financial difficulties, and sold this debt back to the Company for HUF 3 billion (approximately $12.6 million). The purchase of the debt was financed by Postabank. As a result of the above transactions, the Company has recorded a deferred credit of HUF 3.5 billion (approximately $14.7 million) which reflects the extinguishment of all but HUF 900 million (approximately $3.8 million) of amounts due under the contractor financing facility as of March 31, 1999. This transaction was the first of a series of transactions involving Postabank aimed at revising the Company's capital and debt structure, the remainder of which were completed on May 12, 1999 as previously described. Upon completion of the overall series of transactions, the Company expects to recognize a gain on settlement of indebtedness, net of previously capitalized financing costs associated with the Original Postabank Credit Facility.

         As a result of the agreements above, the Company will have 11,981,579 shares of common stock outstanding. Of such shares, the following parties hold the following percentages of such shares: Postabank 20.3%; Tele Danmark 21.4%; the Danish Fund 10.7%; Citizens 19.3; and others 28.3%. On a fully-diluted basis, the Company has 22,381,484 shares outstanding. Of such shares, the following parties hold the following percentage of such shares: Postabank 22.0%; Tele Danmark 11.5%; the Danish Fund 5.7%; Citizens 41.2%; and others 19.6%.

         The Company has suffered recurring losses from operations, has a net capital deficiency, and did not have sufficient funds on hand to meet its current debt service obligations as of December 31, 1998.

         As discussed above, the Company has refinanced and restructured its debt and equity. As a part of the Company's debt refinancing, the Company has entered into a one-year $138 million dual currency bridge loan with Postabank. The Company is currently evaluating various alternatives to refinance the bridge loan provided by Postabank as the loan is repayable on May 10, 2000. While the availability of long-term financing sources cannot be predicted with certainty, the Company believes that it will be able to resolve this issue during the next twelve months. However, there can be no assurance that the Company will be able to obtain long-term financing with commercially acceptable terms, or at all.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLATION AND FOREIGN CURRENCY

         Due to the recent strengthening of the U.S. Dollar on international currency markets, the Hungarian Forint/U.S. Dollar exchange rate increased to
237.94 as of March 31, 1999, an effective year to date devaluation of 9.90%.

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

         While the Company has the ability to increase the prices it charges for its services commensurate with increases in the Hungarian Consumer Price Index ("CPI") pursuant to its licenses from the Hungarian government, it may choose not to implement the full amount of the increase permitted due to competitive and other concerns. In addition, the rate of increase in the Hungarian CPI may be less than the rate at which the Hungarian Forint devalues. As a result, the Company may be unable to generate cash flows to the degree necessary to meet its obligations in currencies other than the Hungarian Forint.

MARKET RISK EXPOSURE

         The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 75% of operational costs are Hungarian Forint based and are therefore subject to exchange rate variability between the Hungarian Forint and U.S. Dollar. This variability is mitigated by several factors, including the Hungarian National Bank policy to peg the Hungarian Forint to a currency basket and the telecommunications pricing law. The "crawling peg" policy of the National Bank of Hungary maintains a scheduled daily devaluation of the Hungarian Forint through a currency basket consisting of 70% Euros and 30% U.S. Dollars. The Hungarian Forint is allowed to trade within 2.25% of the mid-point of this trading band. As of Mid-May 1999, the Hungarian government devaluation policy is 0.6% per month through June, 0.5% per month through September and 0.4% per month thereafter, totaling approximately 6.5% for the year. It should be noted however, that due to the recent strengthening of the U.S. Dollar on international currency markets, the Hungarian Forint/U.S. Dollar exchange rate increased to 233.28 as of May 10, 1999, an effective year to date devaluation of 7.75%. The telecommunications pricing law allows prices to increase by the Consumer Price Index (CPI) adjusted for an efficiency factor of up to 2%. Thus, to the extent that adjusted CPI follows devaluation, revenues are somewhat insulated from exchange rate risk.

         The debt obligations of the Company, as discussed in the "Liquidity and Capital Resources" section above, have been restructured. The restructured debt obligations are now Hungarian Forint, Euro and U.S. Dollar denominated. The interest rate on the Hungarian Forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the Euro and U.S. Dollar denominated obligations are based on LIBOR. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian Forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $1.1 million based upon the Company's restructured debt level. If a 1% change in the LIBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $500,000.

         The Company is also exposed to exchange rate risk in so far as the Company has debt obligations in other than the functional currency of its majority owned Hungarian subsidiaries. Given the restructured debt obligations, which include Euro and U.S. Dollar denominated debt, if a 1% change in Hungarian Forint/Euro exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $268,000. If a 1% change in Hungarian
Forint/U.S. Dollar exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $250,000.

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

         The Project Team is examining the Company's telecommunications networks, IT business systems, and miscellaneous support systems. These systems include computers that support telephone services, bill production, customer accounting, plant records, payroll, and a variety of systems such as air conditioners and building entry systems. The project has five primary phases:
(I) inventory, (II) assessment, (III) remediation, (IV) testing and (V) contingency planning and certification. Phase I is complete and consisted of the development of a comprehensive working list which documents all software and microprocessor reliant materials used by the Company to ensure that phase II covers the entire population of potential Y2K issues. Phase II consisted of evaluating the inventory list developed during Phase I and determining which systems need replacement, modification or retirement during 1999. Phase II is complete. Phase III is currently underway and consists of replacing those hardware and software components identified as non-compliant and should be completed by the middle of the second quarter 1999. At this time, some systems have already been modified to make them Y2K compliant and other systems have been placed on retirement schedules. Major components of the billing system have already been upgraded and certified as Y2K compliant under the manufacturer's warranty. Major switching components are scheduled for replacement in May, June and July of this year. All switching upgrades should be installed by July of this year. Phase IV will consist of testing of existing and new hardware and software components and will be completed between May and August of this year. Test documents will be used to verify vendor certificates and certify systems not covered by vendor contracts. Phase V consists of developing a written plan for alternative methods of completing critical processes should failure occur at the turn of the century. Contingency plans are being developed currently for all systems. Contingency plans will be documented using test results from the systems testing occurring between now and August 1999. Written contingency plans will be provided to the employees by September. The Company has begun awareness campaigns to draw employee and customer attention to the potential problems associated with Y2K.

         The Company relies upon its network construction vendors to provide compliant hardware and software. The Project Team believes that compliance of the telephone switching systems and the automatic message accounting interface with the billing system present the most significant Y2K exposure for the Company. In cooperation with representatives from the switch manufacturers who are active members of the Project Team, the Project Team has developed a plan for Y2K Compliance of the switching systems. One switching system vendor has already provided the Company with switch upgrades and the other vendor will provide the switch upgrades by the end of June 1999. Compliance certificates by the vendors are expected to be obtained by the end of July of this year. Once the switch upgrades have been obtained, testing of the switching/billing system Automatic Message Accounting ("AMA") interface will take place during June and July.

         The Company relies upon MATAV's telecommunication network for all long-distance interconnections. Should MATAV's telephone switching systems be non-Y2K compliant, the systems could fail resulting in lost revenue for the Company. The Company is working directly with MATAV to reduce the risk of failure. A member of the Project Team employed by one of the Company's telecommunications switching vendors also sits on MATAV's Y2K committee and is actively involved in the issue. MATAV is expected to provide the Company with certification for the 2 Megabyte ("2MB") backbone of the Company's internal wide area network by July. Testing of the 2MB backbone will be done during the second half of 1999. The project team believes that the Company will incur only minimal testing costs, approximately $5,000, related to MATAV's Y2K compliance program.

         The  Company's  recently  implemented  Billing and Customer Care system
(BACC) is Y2K compliant according to its vendor, representatives of which participate on the Project Team. During phase IV of the program, which began in May, and following the upgrades of the Company's switching systems, the BACC system will be fully tested in cooperation with the vendor to ensure Y2K compliance has been reached. The vendor will issue a compliance certificate following successful completion of these tests.

         Various other IT systems have been identified to be replaced or upgraded in association with the Company's efforts to become Y2K compliant. The Company believes that all such systems will have completed all phases of the project by the end of the third quarter of 1999. The Company maintains approximately 2 million lines of computer code developed internally which will be tested and modified by the end of the third quarter. These programs, while providing convenience features for many departments within the company, are not critical to the Company's business processes.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The information required by this Item is contained under the heading "Market Risk Exposure" under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           Part II. Other Information

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.    Legal Proceedings

           KNC settled its dispute as reported in the Company's 1998 Annual Report on Form 10-K with the Hungarian taxing authorities by agreeing to pay approximately $110,000 in taxes.

           As reported in the Company's 1998 Annual Report on Form 10-K, the Company and one of its contractors have a dispute with respect to several issues relating to the quality and quantity of the work done by such contractor. The contractor financed a portion of the construction contracts with a contractor financing facility. The contractor financed the facility through Postabank. As of December 31, 1998, the balance owed by the Company on the contractor financing facility was approximately $36.6 million. In an attempt to resolve these issues, the Company purchased from Postabank the receivables owed by the contractor to Postabank with respect to the contractor financing facility. The Company also purchased from Postabank some of the obligations which the Company owed to the contractor under the contractor financing facility which were assumed by Postabank. As a result of the above, the contractor's liabilities to the Company exceeded the Company's liabilities to such contractor. The Company then set off all of its liabilities to the contractor against the amounts owed to the Company by the contractor. The Company is reviewing its options with respect to a final legal settlement with the contractor (see Note 5 of Notes to Consolidated Condensed Financial Statements).

Item 2.    Change in Securities and Use of Proceeds

           None

Item 3.    Default Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  4.1 Certificate of Designations of Series A - Preferred Stock of Hungarian Telephone and Cable Corp.

                  10.1 Dual Currency Bridge Loan Agreement between Hungarian Telephone and Cable Corp. and its subsidiaries and Postabank es Takarekpenztar Reszvenytarsasag, as Lender, Facility Agent and Security Agent dated as of May 12, 1999.

                  10.2 Securities Purchase Agreement between Hungarian Telephone and Cable Corp., as Seller and Postabank es Takarekpenztar Reszvenytarsasag, as Buyer, dated as of May 12, 1999.

                  10.3       Form  of  Warrant  to  Purchase   Common  Stock  of
                             Hungarian Telephone and Cable Corp., dated as of May 12, 1999.

                  10.4       Form   of   Unsecured   Note   issued  by Hungarian
                             Telephone and Cable Corp. to Postabank es Takarekpenztar Reszvenytarsasag, dated as of May 12, 1999.

                  10.5       Stock   Purchase    Agreement   between   Hungarian
                             Telephone and Cable Corp., as Seller, and Tele Danmark A/S, as Buyer, dated as of May 12, 1999.

                  10.6 Stock Purchase Agreement between Hungarian Telephone and Cable Corp., as Seller, and the Danish Investment Fund for Central and Eastern Europe, as Buyer, dated as of May 12, 1999.

                  10.7 Stock Purchase Agreement among Hungarian Telephone and Cable Corp., as Seller, and Citizens International Management Services Company, as Buyer, and CU CapitalCorp., dated as of May 12, 1999.

                  27.1       Financial Data Schedule

           (b)         Reports on Form 8-K

           None.

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


                                             Hungarian Telephone and Cable Corp.
                                             (Registrant)


May 17, 1999                                 By:  /s/Francis J. Busacca, Jr.
                                                  --------------------------
                                                  Francis J. Busacca, Jr.
                                                  Chief Financial Officer and
                                                  Executive Vice President

May 17, 1999                                 By:  /s/William McGann
                                                  William McGann
                                                  Chief Accounting Officer,
                                                  Controller and Treasurer

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Index to Exhibits

Exhibit No.       Description

4.1 Certificate of Designations of Series A - Preferred Stock of Hungarian Telephone and Cable Corp.

10.1 Dual Currency Bridge Loan Agreement between Hungarian Telephone and Cable Corp. and its subsidiaries and Postabank es Takarekpenztar Reszvenytarsasag, as Lender, Facility Agent and Security Agent dated as of May 12, 1999.

10.2              Securities  Purchase Agreement between Hungarian Telephone and
                  Cable  Corp.,  as  Seller  and  Postabank  es   Takarekpenztar
                  Reszvenytarsasag, as Buyer, dated as of May 12, 1999.

10.3              Form   of   Warrant   to   Purchase  Common Stock of Hungarian
                  Telephone and Cable Corp., dated as of May 12, 1999.

10.4 Form of Unsecured Note issued by Hungarian Telephone and Cable Corp. to Postabank es Takarekpenztar Reszvenytarsasag, dated as of May 12, 1999.

10.5 Stock Purchase Agreement between Hungarian Telephone and Cable Corp., as Seller, and Tele Danmark A/S, as Buyer, dated as of May 12, 1999.

10.6 Stock Purchase Agreement between Hungarian Telephone and Cable Corp., as Seller, and the Danish Investment Fund for Central and Eastern Europe, as Buyer, dated as of May 12, 1999.

10.7 Stock Purchase Agreement among Hungarian Telephone and Cable Corp., as Seller, and Citizens International Management Services Company, as Buyer, and CU CapitalCorp., dated as of May 12, 1999.

27.1              Financial Data Schedule