Form 10-Q
period 1999-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 1999-08-13
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                  For the quarterly period ended June 30, 1999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999      Commission file number 1-11484
                               -------------




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


Common Stock, $.001 par value                   11,981,579 Shares
(Class)                                         (Outstanding at August 11, 1999)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                          Page No.

       Consolidated Condensed Balance Sheets                               2
       Consolidated Condensed Statements of Operations
           and Comprehensive Income (Loss)                                 3
       Consolidated Condensed Statements of Stockholders' Deficiency       4
       Consolidated Condensed Statements of Cash Flows                     5
       Notes to Consolidated Condensed Financial Statements                6
       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      14

Part II. Other Information                                                29

Signatures                                                                31

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                          Item 1. Financial Statements
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                      Assets                        June 30, 1999       December 31, 1998
                                      ------                        -------------       -----------------

                                                                      (unaudited)
Current assets:
    Cash                                                       $           6,018       $           8,489
    Restricted cash                                                          531                      64
    Short-term investments                                                 8,218                       -
    Accounts receivable, net                                               6,209                   6,703
    Inventories                                                              990                   1,111
    Prepayments and other current assets                                   2,287                     187
                                                                    ------------            ------------

           Total current assets                                           24,253                  16,554
Net property, plant and equipment                                        119,229                 136,489
Goodwill, less accumulated amortization                                    8,549                  10,000
Other intangibles, less accumulated amortization                           4,851                   5,592
Other assets                                                                 901                   8,432
                                                                    ------------            ------------

Total assets                                                   $         157,783       $         177,067
                                                                    ============            ============

           Liabilities and Stockholders' Deficiency
Current liabilities:
    Current installments of long-term debt                     $               -       $          31,804
    Short-term loans                                                     133,145                       -
    Accounts payable                                                       1,320                   2,061
    Accruals                                                               5,110                   3,552
    Other current liabilities                                              1,418                     932
    Due to related parties                                                   450                   1,011
                                                                    ------------            ------------

           Total current liabilities                                     141,443                  39,360
Long-term debt, excluding current installments                                 -                 202,881
Long-term note payable,  $25,000,000 face amount;  interest - LIBOR plus 4%, due
    March 31, 2007 (less unamortized discount based on imputed
    interest rate of 5% - $8,713,000 in 1999; $0 in 1998)                 16,287                       -
Due to related parties                                                     2,643                  22,372
Deferred credits and other liabilities                                        62                   1,491
                                                                    ------------            ------------

           Total liabilities                                             160,435                 266,104
                                                                    ------------            ------------
Stockholders' deficiency:
    Preferred stock, $.001 par value; $70.00 liquidation value.
       Authorized 200,000 shares; issued 30,000 shares in
       1999 and no shares in 1998                                              -                       -
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued 11,981,579
       in 1999 and 5,277,395 in 1998                                          11                       5
    Additional paid-in capital                                           143,998                  71,467
    Accumulated deficit                                                 (159,860)               (167,809)
    Accumulated other comprehensive income                                13,199                   7,300
                                                                    ------------            ------------
           Total stockholders' deficiency                                 (2,652)                (89,037)
                                                                    ------------            ------------
Total liabilities and stockholders' deficiency                 $         157,783       $         177,067
                                                                    ============            ============


     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
 Consolidated Condensed Statement of Operations and Comprehensive Income (Loss)
        For the Three and Six Month Periods Ended June 30, 1999 and 1998
                 (In thousands, except share and per share data)

                                   (unaudited)

                                                              Three Months Ended               Six Months Ended
                                                                     June 30,                       June 30,
                                                             ---------------------          ---------------------
                                                                1999          1998             1999          1998
                                                             -------       -------          -------       -------

Telephone services revenues, net                          $   10,790    $    9,718       $   21,995    $   19,090
Operating expenses:
    Operating and maintenance expenses                         4,264         4,975            8,660        10,567
    Depreciation and amortization                              2,989         2,948            5,842         5,688
    Management fees                                                -           996                -         2,500
                                                             -------       -------          -------       -------

    Total Operating Expenses                                   7,253         8,919           14,502        18,755
                                                             -------       -------          -------       -------
Income from operations                                         3,537           799            7,493           335
Other income (expenses):
    Foreign exchange losses                                     (804)          (83)          (1,137)         (350)
    Interest expense                                          (7,924)      (11,688)         (19,784)      (22,797)
    Interest income                                              369           111              612           219
    Other, net                                                  (146)          (94)            (166)          (62)
                                                             --------      --------         --------      --------

Loss before extraordinary items                               (4,968)      (10,955)         (12,982)      (22,655)

Extraordinary items, net                                      20,945             -           20,945             -
                                                             -------       -------         --------     ----------

Net income (loss)                                         $   15,977    $  (10,955)      $    7,963    $  (22,655)

Preferred stock dividends                                        (14)            -               (14)           -
                                                             --------      -------        -----------   ----------

Net income (loss) available for common stockholders           15,963       (10,955)           7,949       (22,655)

Comprehensive income adjustments                                (961)        1,428            5,899         3,260
                                                             --------      -------         --------      --------

Total comprehensive income (loss)                         $   15,016    $   (9,527)      $   13,862    $  (19,395)
                                                             =======       ========          ======       ========

Earnings (loss) per common share - basic and diluted:

    Before extraordinary item                             $   (0.55)    $   (2.07)       $   (1.80)    $    (4.29)

    Extraordinary item                                    $     2.32    $        -       $     2.90    $        -
                                                           ---------     ---------        ---------     ----------

    Net earnings (loss)                                   $     1.77    $   (2.07)       $     1.10    $   (4.29)
                                                           =========     =========        =========     =========

Weighted average number of common shares
Outstanding - basic and diluted                            9,014,389     5,285,637        7,215,122     5,279,286
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

                                   (unaudited)

                                                                                                    Accumulated
                                                                                                       Other            Total
                                       Common      Preferred      Additional       Accumulated     Comprehensive    Stockholders'
                             Shares      Stock       Stock      Paid-in Capital      deficit          Income         Deficiency
-------------------------- ----------- ----------- ----------- ------------------ --------------- ---------------- ----------------
Balances at December 31,
1998                       5,395,864     $ 5           -            71,467          (167,809)          7,300        $ (89,037)

Shares issued to Tele
Danmark A/S                1,571,429       2           -            10,998              -                -             11,000

Shares issued to
Postabank                  2,428,572       2           -            33,998              -                -             34,000

Shares issued to Citizens  1,300,000       1           -            11,199              -                -             11,200

Shares issued to Danish
Fund                       1,285,714       1           -             8,999              -                -              9,000

Stock issuance costs                       -           -            (1,488)             -                -             (1,488)

Warrants issued in
connection with
long-term notes                            -           -             8,825              -                -              8,825

Cumulative preferred
stock dividends in
arrears                                    -           -               -               (14)              -                (14)

Net income                                 -           -               -              7,963              -              7,963

Foreign currency
translation adjustment                     -           -               -                -              5,899            5,899
-------------------------- ----------- ----------- ----------- ------------------ --------------- ---------------- ----------------

Balances at June 30, 1999
                           11,981,579     $ 11         -            143,998         (159,860)         13,199          $ (2,652)
-------------------------- ----------- ----------- ----------- ------------------ --------------- ---------------- ----------------



     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
             For the Six Month Periods Ended June 30, 1999 and 1998
                                 (In thousands)

                                   (unaudited)

                                                               1999              1998
                                                               ----              ----

Net cash provided by operating activities              $         7,499             2,606
                                                            ----------       -----------
Cash flows from investing activities:
    Construction of telecommunication networks                  (2,392)          (11,998)
    Purchases of short-term investments                         (8,218)                -
    (Increase) decrease in construction deposits                   (18)              527
    Acquisition of interest in subsidiary                            -               (20)
    Proceeds from sale of assets                                    30                 -
                                                            ----------       -----------

           Net cash used in investing activities               (10,598)          (11,491)
                                                            ----------       -----------
Cash flows from financing activities:
    Borrowings under long-term debt agreements                  41,391            12,053
    Repayments and settlement of long-term debt               (217,697)           (3,577)
    Borrowings under short-term debt agreements                124,753                 -
    Proceeds from issuance of common stock, net                 52,511                 -
    Proceeds from exercise of options                                -               224
                                                            ----------       -----------
           Net cash provided by financing activities               958             8,700
                                                            ----------       -----------
Effect of foreign exchange rate changes on cash                   (330)             (297)
                                                            -----------      -----------

Net decrease in cash and cash equivalents                       (2,471)             (482)

Cash and cash equivalents at beginning of period                 8,489             4,031
                                                            ----------       -----------

Cash and cash equivalents at end of period             $         6,018             3,549
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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


(1)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The accompanying condensed consolidated financial statements of Hungarian Telephone and Cable Corp. and Subsidiaries (the "Company" or "HTCC") have been prepared without audit and, in the opinion of management, include all adjustments consisting mainly of normal recurring accruals necessary for a fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

              The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and Subsidiaries for the year ended December 31, 1998, including the notes thereto, set forth in the Company's Form 10-K.

              The Company has suffered recurring losses from operations, has a net capital deficiency, and has current liabilities in excess of current assets. As discussed in Notes 4, 5 and 6, the Company has refinanced and restructured its debt and equity. As a part of the Company's debt refinancing, the Company has entered into a one-year $138 million ($133 million at current exchange rates) dual currency bridge loan with Postabank es Takarekpenztar ("Postabank"), a Hungarian commercial bank. The Company is currently evaluating various alternatives to refinance the bridge loan provided by Postabank as the loan is repayable on May 10, 2000. While the availability of long-term financing sources cannot be predicted with certainty, the Company believes that it will be able to resolve this issue during the next twelve months. However, there can be no assurance that the Company will be able to obtain long-term financing on commercially acceptable terms, or at all.

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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       (b)    Net Earnings (Loss) Per Share

              Basic earnings (loss) per share ("EPS") is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock.

              Net earnings (loss) and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the periods ended June 30, 1999 and 1998.

              The Company had potentially dilutive common stock equivalents of 10,352,955 and 7,492,384 for the periods ended June 30, 1999 and 1998, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented. The basis for determining whether common stock equivalents were potentially dilutive was loss before extraordinary items.

(2)    Cash, Restricted Cash and Short-Term Investments

       (a)    Cash

              At June 30, 1999,  cash of  $6,018,000  comprised  the  following:
              $5,576,000 consisting of $556,000 denominated in U.S. dollars and the equivalent of $5,020,000 denominated in Hungarian Forints on deposit with banks in Hungary, and; $442,000 on deposit in the United States.

       (b)    Restricted Cash

              At June 30, 1999, approximately $22,000 of cash denominated in U.S. Dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $509,000 was restricted pursuant to certain arrangements with other parties.

       (c)    Short-Term Investments

              The Company's short-term investments comprise readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. Where the remaining maturity is more than one year the securities are classified as short-term investments as the Company's intention is to convert them into cash within one year.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

(3)    Related Parties

       Current and long-term amounts due to related parties totalling $3,093,000 at June 30, 1999 is comprised of the following: $14,000 due to a subsidiary of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") representing cumulative preferred stock dividends in arrears (see Note 5) and $3,079,000 representing payments due to certain former officers under separate termination, consulting and non-competition agreements. The Company paid approximately $604,000 during the six months ended June 30, 1999 and 1998 to three former officers under these agreements.

       The Company has short-term  loans and long-term notes with Postabank (see
       Note 4). Postabank's share ownership in the Company is 20.3% of the shares outstanding at June 30, 1999.

(4)    Short-term Loans and Credit Facilities

       During 1996 and 1997, the Company entered into several construction contracts with a Hungarian contractor which totalled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. The contractor financed the financing facility through a facility provided by Postabank. As of December 31, 1998, the balance owed under the contractor financing facility was $36.6 million. On March 30, 1999, Postabank assumed HUF 7 billion plus accrued interest of HUF 348 million (approximately $30.9 million) of the Company's liability under the contractor financing facility from the contractor, due to the contractor's financial difficulties, and sold this debt back to the Company for HUF 3 billion (approximately $12.6 million). The purchase of the debt was financed by Postabank. On the same day, the Company purchased HUF 4 billion (approximately $16.8 million) of loans the contractor had with Postabank for HUF 900 million (approximately $3.8 million) and subsequently offset the booked value of the loans purchased of HUF 900 million (approximately $3.8 million) against the outstanding amounts owed to the contractor. The purchase of these loans was also financed by Postabank. As a result of the above transactions, the Company has recorded an extraordinary gain of HUF 4.3 billion (approximately $18.1 million) during the period which reflects the extinguishment of all amounts due under the contractor financing facility.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       On October 15, 1996, the Company and its subsidiaries entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank (the "Original Postabank Credit Facility"). The Company utilized the funding provided by the Original Postabank Credit Facility to continue construction of its telecommunications networks, provide working capital, and repay other debt obligations. The Company did not have sufficient funds to meet the required repayment obligations under the Original Postabank Credit Facility as of March 31, 1999. On May 12, 1999, the Company entered into various agreements as part of a revision of its capital structure with the following parties: Postabank; Tele Danmark A/S ("Tele Danmark"); and the Danish Investment Fund for Central and Eastern Europe (the "Danish Fund") (see Note 6). As a result of such agreements, the Company extinguished all of its obligations to Postabank under the Company's Original Postabank Credit Facility in the amount of approximately $193 million and the $16.4 million borrowed in settlement of the amount due under the contractor financing facility described above. On May 12, 1999, the Company borrowed from Postabank $138 million ($133 million at current exchange rates) under a one-year dual currency bridge loan agreement in Hungarian Forints and Euros and $25 million pursuant to certain unsecured notes payable (the "Notes"). The loan is repayable on May 10, 2000 and bears interest at an initial rate of 2.25% (the "Margin") plus the Budapest Bank Offering Rate or Euro LIBOR Rate (currently approximately 15% and 2.5%, respectively) which Margin increases incrementally to 4.25%, in quarterly increments of 1% over the next year. HTCC and one of its subsidiaries, HTCC Consulting Rt. are guarantors for the HTCC subsidiaries under the Bridge Loan Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Bridge Loan Agreement. The Company entered into a series of agreements to secure such obligations under the Bridge Loan Agreement. The Notes accrue interest, which is payable semi-annually, at 4% plus the LIBOR rate for the applicable six month interest period. The Notes which mature in 2007 are transferable subject to applicable security laws.

       As a result of the extinguishment of the Original Postabank Credit Facility, the Company has recorded an extraordinary loss of HUF 1.5 billion (approximately $6.2 million) which represents the write-off of the remaining unamortized deferred financing costs, included in other assets and deferred credits, pertaining to the Original Postabank Credit Facility.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements


                                   (unaudited)



(5)    Transactions with Citizens

       On May 12, 1999, the Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement') pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Preferred Stock, par value $0.001 (the "Preferred Shares"). In consideration for such shares, Citizens (i) transferred to the Company for cancellation the $8,374,000 promissory note issued by the Company to Citizens which was to mature in 2004, (ii) forgave half of the accrued interest due on the promissory note through May 15, 1999 and (iii) agreed to renounce and forego any rights whatsoever to any payment of the $21 million which was payable by the Company to Citizens in quarterly installments of $750,000 each from 2004 through and including 2010. Citizens, as the holder of the Preferred Shares, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may redeem the Preferred Shares at any time. Citizens can convert each of the Preferred Shares into shares of the Company's common stock on a one for ten basis. The Citizens Stock Purchase Agreement provides that if the average closing price of the Company's common stock for the twenty (20) trading days ending March 31, 2000 is less than $7.00 per share, then HTCC shall issue such number of HTCC Preferred Shares (with a value of $70 per share) equal in value to (i) 1,600,000 times (ii) $7.00 less the average closing price of HTCC common stock for such twenty (20) trading day period. The Citizens Stock Purchase Agreement also requires Citizens not to transfer any shares of HTCC common stock which it may hold prior to May 15, 2000 without the prior written consent of the Company and Postabank. Citizens also waived any and all preemptive and anti-dilution rights in connection with the transactions described in Note 4 above. As a result of the Stock Purchase Agreement with Citizens, the Company has recorded extraordinary income of $9.0 million for the period which represents the gain on the extinguishment of the liabilities the Company had with Citizens.


(6)    Capital Transactions


       On May 12, 1999, the Company and Postabank entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which Postabank purchased 2,428,572 shares of the Company's common stock for an aggregate purchase price of $34 million. The Securities Purchase Agreement provides for one person designated by Postabank to be nominated for election to the Company's Board of Directors. Postabank cannot

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements


                                   (unaudited)

       transfer its shares until the earlier of (x) the repayment in full of all the obligations under the Bridge Loan Agreement or (y) May 10, 2000, and then Postabank can only transfer such shares incrementally through 2003 subject to the Company's right of first refusal. The Company's right of first refusal expires in January 2003 and is assignable by the Company to any beneficial holder of more than 10% of the Company's outstanding common stock. The Company applied the proceeds from the stock issuance to the repayment of the Original Postabank Credit Facility. Pursuant to the Securities Purchase Agreement, the Company issued notes to Postabank in an aggregate amount of $25 million (see Note 4) with detachable warrants (the "Warrants"). The Warrants which were issued pursuant to a series of Warrant Agreements between the Company and Postabank enable Postabank to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The fair value of the warrants amounted to $8.8 million and has been charged directly to additional paid-in capital. The fair value of the warrants was determined using the Black Scholes Warrant Option valuation model. The unamortized discount on the notes at June 30, 1999 was $8.7 million. The Company has the right to terminate the Warrants in full or proportionately prior to January 1, 2004 provided that the Company repays a proportionate amount of the Notes and up to 7-1/2% of the aggregate principal amount of the Notes are repaid concurrently with the termination of the Warrants.

       On May 12, 1999, the Company and Tele Danmark entered into a Stock Purchase Agreement (the "TD Stock Purchase Agreement") pursuant to which the Company issued 1,571,429 shares of the Company's common stock in exchange for $11 million. The Company applied the proceeds from the TD Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility. Tele Danmark agreed not to transfer the shares to any party prior to May 11, 2000 without the prior written consent of the Company.

       On May 12, 1999, the Company and the Danish Fund entered into a Stock Purchase Agreement (the "Fund Stock Purchase Agreement") pursuant to which the Company issued 1,285,714 shares of the Company's common stock in exchange for $9 million. The Company applied the proceeds from the Fund Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility. The Danish Fund agreed not to transfer the shares to any party except for Tele Danmark prior to May 11, 2000 without the prior written consent of the Company.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


(7)    Segment Disclosures

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

       Other Service and Product Revenues - PBX hardware sales and service revenues, as well as miscellaneous other telephony service revenues.

       The revenues generated by these products and services for the periods ended June 30 were as follows:

               ($ in thousands)                   1999                 1998

           Telephone services                   $20,573              $17,661
           Network services                         965                  600
           Other service and product
              revenues                              457                  829
                                               --------             --------
                                                $21,995              $19,090
                                                =======              =======

       Included in telephone services are connection fee revenues amounting to $698,000 and $916,000 for the periods ended June 30, 1999 and 1998, respectively.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

     Major Customers

       For the periods ended June 30, 1999 and 1998, none of the Company's customers accounted for more than 10% of the Company's total revenue.

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

         As a result of the Company's development program, the Company achieved EBITDA1 of $6.5 million during the quarter ended June 30, 1999, up from EBITDA of $3.7 million for the quarter ended June 30, 1998. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers, revenues per customer and construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control. In the second quarter of 1999, the Company refinanced and restructured its debt and equity. See "Liquidity and Capital Resources" section below.

         The success of the Company's strategy is dependent upon its ability to increase revenues through the increased usage and the addition of new subscribers. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion
--------
1 EBITDA is defined as net revenue less operating and maintenance expenses and management fees. The Company has included information concerning EBITDA because it understands that it is used by certain investors as one measure of the Company's ability to service or incur indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and is not necessarily comparable to similarly titled measures used by other companies. EBITDA should not be construed as an alternative to operating income (as determined in accordance with U.S. generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with U.S. generally accepted accounting principles) as a measure of liquidity.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



program has added approximately 129,000 access lines through June 30, 1999 to the approximately 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("MATAV"), the former State-controlled monopoly telephone company.

Comparison of Three Months Ended June 30, 1999 and Three Months Ended June 30, 1998

   Net Revenues
                                                               Quarter end
      (dollars in millions)                                 1999         1998        % change
      Measured service revenues                              8.5           7.9             8
      Subscription revenues                                  2.7           2.7             -
      Net interconnect charges                              (1.7)        (2.5)          (32)
                                                            -----        -----
      Net measured service and subscription revenues         9.5           8.1            17
      Connection fees                                        0.4           0.4             -
      Other operating revenues, net                          0.9           1.2          (25)
                                                            -----        -----
      Telephone Service Revenues, Net                       10.8           9.7            11
                                                           ======        ======

         The Company recorded an 11% increase in telephone service revenues to $10.8 million for the three months ended June 30, 1999 from $9.7 million for the three months ended June 30, 1998.

         Net measured service and subscription revenues increased 17% to $9.5 million for the three months ended June 30, 1999 from $8.1 million for the three months ended June 30, 1998. Measured service revenues increased 8% to $8.5 million during the three months ended June 30, 1999 from $7.9 million during the three months ended June 30, 1998. Subscription revenues were $2.7 million during the three months ended June 30, 1999 and 1998. These increases in measured service and subscription revenues are the result of a 7% increase in average access lines in service from approximately 176,200 lines for the three months ended June 30, 1998 to approximately 188,200 lines during the three months ended June 30, 1999. Also, slightly contributing to the increases in measured service and subscription revenues is an average 11% increase in tariff rates, effective January 1, 1999 in the operating subsidiaries' functional currency, offset by an approximate 11% devaluation of the functional currency during the period.

         These revenues have been reduced by net interconnect charges which totalled $1.7 million during the three months ended June 30, 1999 compared to $2.5 million during the three months ended June 30, 1998. As a percentage of call and subscription revenues, net interconnect charges have declined from 24% for the three months ended June 30, 1998 to 15% for the three months ended June 30, 1999, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1999.

        Connection fees for the three month periods ended June 30, 1999 and 1998 remained consistent at $0.4 million. The consistency in connection fees between the periods is due to the devaluation of the operating subsidiaries'

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



functional currency. Connection fees in functional currency terms increased by 13% due to additional lines being connected, however, due to the devaluation of the Hungarian Forint during the period, connection fee revenue for the three months ended June 30, 1999 has remained consistent in U.S. Dollar terms with 1998 amounts.

         Other operating revenues decreased to $0.9 million during the three months ended June 30, 1999 from $1.2 million during the three months ended June 30, 1998. During the second quarter of 1998, the Company received a government subsidy to help maintain low subscription fees. No such subsidy has been received during 1999. Adjusted for the effects of the subsidy, other operating revenues increased by 6% for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 due to revenues generated from Lucent PBX sales and related maintenance services and revenues generated from the provision of direct lines and other miscellaneous telephony service revenues.

   Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 14% to $4.3 million for the three months ended June 30, 1999 as compared to $5.0 million for the three months ended June 30, 1998. On a per line basis, operating and maintenance expenses decreased to approximately $23 per average access line for the three months ended June 30, 1999 from $28 for the three months ended June 30, 1998 as the Company achieved productivity improvements and increased its focus on reducing operating expenses, particularly through reductions in the number of ex-patriates working for the Company.

   Depreciation and Amortization

         Depreciation and amortization charges increased $0.1 million to $3.0 million for the three months ended June 30, 1999 from $2.9 million for the three months ended June 30, 1998. The relative consistency in depreciation and amortization expense between the periods is due to the devaluation of the operating subsidiaries' functional currency. Depreciation and amortization expense increased in functional currency terms by approximately 13% due to additional capital expenditures, however, due to the devaluation of the Hungarian Forint during the period, depreciation and amortization expense for the three months ended June 30, 1999 has remained consistent in U.S. Dollar terms with 1998 amounts.

   Management Fees

         There was no management fee expense for the three months ended June 30, 1999 as compared to $1.0 million for the three months ended June 30, 1998. This decrease is due to the termination of the management services agreement between the Company and Citizens International Management Services Company during 1998. The Company does not have any continuing management services agreements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


   Income from Operations

         Income from operations increased to $3.5 million for the three months ended June 30, 1999 from $0.8 million for the three months ended June 30, 1998. Contributing to such improvements were higher revenues, lower operating and maintenance expenses and the elimination of the management fees described above during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998, offset by a slight increase in depreciation and amortization charges during the period.

   Foreign Exchange Losses

         Foreign exchange losses increased from approximately $80,000 for the three months ended June 30, 1998 to approximately $0.8 million for the three months ended June 30, 1999. Such foreign exchange losses primarily resulted from the devaluation of the Hungarian Forint against the U.S. Dollar during the period. This increase in foreign exchange losses during the period is due to the Company's restructuring of its debt obligations in May 1999. Prior to its restructuring, the Company had debt denominated in Hungarian Forints. The Company now has debt obligations denominated in U.S. Dollars and Euros, as well as Hungarian Forints. See "Liquidity and Capital Resources" section below for information regarding the Company's debt restructuring during the period. See also the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

   Interest Expense

         Interest expense decreased to $7.9 million for the three months ended June 30, 1999 from $11.7 million for the three months ended June 30, 1998. This decrease was attributable to lower average debt levels during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This reduction in average debt levels outstanding during the period is due to the Company's restructuring of its debt obligations in May 1999. See "Liquidity and Capital Resources" section below for information regarding the Company's debt restructuring during the period. The decrease also reflects lower interest rates paid on borrowings in U.S. Dollars and Euros, compared to Hungarian Forints.

   Interest Income

         Interest income increased to $0.4 million for the three months ended June 30, 1999 from $0.1 million for the three months ended June 30, 1998 due to higher average cash balances outstanding during the three months ended June 30, 1999.

   Loss Before Extraordinary Items

         As a result of the factors discussed above, the Company recorded a loss before extraordinary items of $5.0 million during the three months ended June 30, 1999 as compared to a loss of $11.0 million during the three months ended June 30, 1998.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Extraordinary Item

         For the three months ended June 30, 1999, the Company recorded an extraordinary item of $20.9 million comprised of extraordinary income of $27.1 million which consists of a $9.0 million gain on extinguishment of the liabilities the Company had with Citizens and a $18.1 million gain on extinguishment of all amounts due under a contractor financing facility, offset in part by a non-cash charge of $6.2 million related to the write-off of the remaining unamortized deferred financing costs and credits pertaining to the Original Postabank Credit Facility.

Net Income (Loss)

         As a result of the factors discussed above, the Company recorded net income of $16.0 million during the three months ended June 30, 1999 as compared to a net loss of $11.0 million during the three months ended June 30, 1998.


Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998

   Net Revenues
                                                               Year-to-date ended
      (dollars in millions)                                   6/30/99      6/30/98      % change
      Measured service revenues                                17.2         15.7           10
      Subscription revenues                                     5.5          5.4            2
      Net interconnect charges                                 (3.4)        (4.8)         (30)
                                                              -----        -----
      Net measured service and subscription revenues           19.3         16.3           18
      Connection fees                                           0.7          0.9          (22)
      Other operating revenues                                  2.0          1.9            5
                                                              -----        -----
  Telephone Service Revenues, Net                              22.0         19.1           15
                                                               ====         ====

         The Company recorded a 15% increase in net telephone service revenues of $22.0 million for the six months ended June 30, 1999 as compared to revenues of $19.1 million for the six months ended June 30, 1998.

         Net measured service and subscription revenues increased 18% to $19.3 million for the six months ended June 30, 1999 from $16.3 million for the six months ended June 30, 1998. Measured service revenues increased 10% to $17.2 million while subscription revenues increased 2% to $5.5 million for the six months ended June 30, 1999. These increases in net measured service and subscription fee revenues are the result of a 7% increase in average access lines in service from approximately 175,200 lines for the six months ended June 30, 1998 to approximately 187,000 lines for the six months ended June 30, 1999. Also contributing to the increases in measured service and subscription revenues is an average 11% increase in tariff rates, effective January 1, 1999 in the operating subsidiaries' functional currency, offset by an approximate 10% devaluation of the functional currency during the period.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         These revenues have been offset by net interconnect charges which totalled $3.4 million for the six months ended June 30, 1999 as compared to $4.8 million for the six months ended June 30, 1998. As a percentage of call and subscription revenues, net interconnect charges have declined from 23% for the six months ended June 30, 1998 to 15% for the six months ended June 30, 1999, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1999.

         Connection fees for the six months ended June 30, 1999 totalled $0.7 million as compared to $0.9 million for the six months ended June 30, 1998. This decrease reflects a reduction in the number of new access lines connected and the devaluation of the Hungarian Forint. Connection fees were expected to decline during the period as penetration rates have increased.

         Other operating revenues increased to $2.0 million for the six months ended June 30, 1999 compared to $1.9 million for the six months ended June 30, 1998. This increase was due to additional revenues generated from the provision of direct lines, Lucent PBX sales and related maintenance services, and other miscellaneous telephony service revenues.

   Operating and Maintenance Expenses

         Operating and maintenance expenses for the six months ended June 30, 1999 decreased to $8.7 million as compared to $10.6 million for the six months ended June 30, 1998. On a per line basis, operating and maintenance expenses decreased to approximately $46 per average access line for the six months ended June 30, 1999 from $60 for the six months ended June 30, 1998 as the Company achieved productivity improvements and increased its focus on reducing operating expenses, particularly through reductions in the number of ex-patriates working for the Company.

   Depreciation and Amortization

         Depreciation and amortization charges increased to $5.8 million for the six months ended June 30, 1999 from $5.7 million for the six months ended June 30, 1998. The relative consistency in depreciation and amortization expense between the periods is due to the devaluation of the operating subsidiaries' functional currency. Depreciation and amortization expense increased in functional currency terms by approximately 13% due to additional capital expenditures, however, due to the devaluation of the Hungarian Forint during the period, depreciation and amortization expense for the six months ended June 30, 1999 has remained consistent in U.S. Dollar terms with 1998 amounts.

   Management Fees

         There was no management fee expense for the six months ended June 30, 1999 as compared to $2.5 million for the six months ended June 30, 1998. This decrease is due to the termination of the management services agreement between the Company and Citizens International Management Services Company during 1998. The Company does not have any continuing management services agreements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


   Income from Operations

         Income from operations increased to $7.5 million for the six months ended June 30, 1999 compared to $0.3 million for the six months ended June 30, 1998. Contributing to such improvements were higher revenues, lower operating and maintenance expenses and the elimination of the management fees described above during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, offset by increased depreciation and amortization charges during the period.

   Foreign Exchange Loss

         Foreign exchange losses increased $0.7 million to $1.1 million for the six months ended June 30, 1999 from $0.4 million for the six months ended June 30, 1998. Such foreign exchange losses resulted primarily from the devaluation of the Hungarian Forint against the U.S. Dollar during the period. This increase in foreign exchange losses during the period is due to the Company's restructuring of its debt obligations in May 1999. Prior to its restructuring, the Company had debt denominated in Hungarian Forints. The Company now has debt obligations denominated in U.S. Dollars and Euros, as well as Hungarian Forints. See "Liquidity and Capital Resources" section below for information regarding the Company's debt restructuring during the period. See also the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

   Interest Expense

         Interest expense decreased to $19.8 million for the six months ended June 30, 1999 from $22.8 million for the six months ended June 30, 1998. This decrease was attributable to lower average debt levels during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This reduction in average debt levels outstanding during the period is due to the Company's restructuring of its debt obligations in May 1999. See "Liquidity and Capital Resources" section below for information regarding the Company's debt restructuring during the period. The decrease also reflects lower interest rates paid on borrowings in U.S. Dollars and Euros, compared to Hungarian Forints.

   Interest Income

         Interest income increased to $0.6 million for the six months ended June 30, 1999 from $0.2 million for the six months ended June 30, 1998 primarily due to higher average cash balances outstanding during the period.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Loss Before Extraordinary Items

         As a result of the factors discussed above, the Company recorded a loss before extraordinary items of $13.0 million during the six months ended June 30, 1999 as compared to a loss of $22.7 million during the six months ended June 30, 1998.

Extraordinary Item

         For the six months ended June 30, 1999, the Company recorded an extraordinary item of $20.9 million comprised of extraordinary income of $27.1 million which consists of a $9.0 million gain on extinguishment of the liabilities the Company had with Citizens and a $18.1 million gain on extinguishment of all amounts due under a contractor financing facility, offset in part by a non-cash charge of $6.2 million related to the write-off of the remaining unamortized deferred financing costs and credits pertaining to the Original Postabank Credit Facility.

Net Income (Loss)

         As a result of the factors discussed above, the Company recorded net income of $8.0 million, or $1.10 per share for the six months ended June 30, 1999 as compared to a net loss of $22.7 million, or $4.29 per share for the six months ended June 30, 1998.


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

         Net cash provided by operating activities totalled $7.5 million during the six months ended June 30, 1999 compared to $2.6 million during the six months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, the Company used $10.6 million and $11.5 million, respectively, in investing activities, which was primarily used to fund the construction of the Company's telecommunications networks and purchase short-term investments in 1999. Financing activities provided net cash of $1.0 million and $8.7 million for the six months ended June 30, 1999 and 1998, respectively.

         On May 12, 1999, the Company entered into various agreements as part of a revision of its capital structure with the following parties: Postabank es Takarekpenztar Rt. ("Postabank"); Tele Danmark A/S ("Tele Danmark"); the Danish Investment Fund for Central and Eastern Europe (the "Danish Fund"); CU CapitalCorp and Citizens International Management Services Company, each of which is a wholly-owned subsidiary of Citizens Utilities Company (Citizens
Utilities Company and its subsidiaries are hereinafter referred to as "Citizens"). As a result of such agreements, the Company extinguished all of its obligations (i) to Postabank under the Company's October 1996 Credit Facility to

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Postabank (the "Original Postabank Credit Facility") in the amount of approximately $193 million and the amounts borrowed to settle a portion due under a contractor financing facility in the amount of approximately $16 million; (ii) to one of its contractors under a contractor financing facility in the amount of approximately $35 million; and (iii) to Citizens under a $8.4 million promissory note which was payable in 2004 and an obligation to pay Citizens $21 million in 28 quarterly installments of $750,000 each from 2004 through and including 2010. The effect of these transactions has been a significant reduction in the financial obligations of the Company. The Company has borrowed from Postabank $138 million ($133 million at current exchange rates) under a one-year dual currency bridge loan agreement in Hungarian Forints and Euros and $25 million pursuant to certain unsecured notes which mature in 2007. Some of the various agreements which were entered into as of May 12, 1999 are described herein. (The descriptions and summaries herein do not purport to be complete, and are subject to, and qualified in their entirety by, reference to each such agreement, copies of which have been previously filed).

         The Company and Postabank entered into a Dual Currency Bridge Loan Agreement (the "Bridge Loan Agreement") pursuant to which HTCC's subsidiaries borrowed the equivalent of $111 million in Hungarian Forints and $27 million in Euros which funds were applied to the repayment of the Original Postabank Credit Facility. The loan is repayable on May 10, 2000 and bears interest at an initial rate of 2.25% (the "Margin") plus the Budapest Bank Offering Rate or Euro LIBOR Rate (currently approximately 15% and 2.5%, respectively) which Margin increases incrementally to 4.25%, in quarterly increments of 1% over the next year. HTCC and one of its subsidiaries, HTCC Consulting Rt. are guarantors for the HTCC subsidiaries under the Bridge Loan Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Bridge Loan Agreement. The Company entered into a series of agreements to secure such obligations under the Bridge Loan Agreement.

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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


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

         The Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement') pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Preferred Stock, par value $0.001 (the "Preferred Shares"). In consideration for such shares, Citizens (i) transferred to the Company for cancellation a $8.4 million promissory note issued by the Company to Citizens which was to mature in 2004, (ii) forego half of the accrued interest due on the promissory note through May 15, 1999 and (iii) agreed to renounce and forego any rights whatsoever to any payment of the $21 million which was payable by the Company to Citizens in quarterly installments of $750,000 from 2004 through and including 2010. Citizens, as the holder of the Preferred Shares, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may redeem the Preferred Shares at any time. Citizens can convert each of the Preferred Shares into shares of the Company's common stock on a one for ten basis. The Citizens Stock Purchase Agreement provides that if the average closing price of the Company's common stock for the twenty (20) trading days ending March 31, 2000 is less than $7.00 per share, then HTCC shall issue such number of HTCC Preferred Shares (with a value of $70 per share) equal in value to (i) 1,600,000 times (ii) $7.00 less the average closing price of HTCC common stock for such twenty (20) trading day period. The Citizens Stock Purchase Agreement also requires Citizens not to transfer any shares of HTCC common stock which it may hold prior to May 15, 2000 without the prior written consent of the Company and Postabank. Citizens also waived any and all preemptive and anti-dilution rights in connection with the transactions described above. As a result of the Stock Purchase Agreement with

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



Citizens, the Company has recorded extraordinary income of $9.0 million for the period which represents the gain on the extinguishment of the liabilities the Company had with Citizens.

         During 1996 and 1997, the Company entered into several construction contracts with a Hungarian contractor which totalled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. The contractor financed the financing facility through a facility provided by Postabank. As of December 31, 1998, the balance owed under the contractor financing facility was $36.6 million. On March 30, 1999, Postabank assumed HUF 7 billion plus accrued interest of HUF 348 million (approximately $30.9 million) of the Company's liability under the contractor financing facility from the contractor, due to the contractor's financial difficulties, and sold this debt back to the Company for HUF 3 billion (approximately $12.6 million). The purchase of the debt was financed by Postabank. On the same day, the Company purchased HUF 4 billion (approximately $16.8 million) of loans the contractor had with Postabank for HUF 900 million (approximately $3.8 million) and subsequently offset the booked value of the loans purchased of HUF 900 million (approximately $3.8 million) against the outstanding amounts owed to the contractor. The purchase of these loans was also financed by Postabank. As a result of the above transactions, the Company has recorded an extraordinary gain of HUF 4.3 billion (approximately $18.1 million) during the period which reflects the extinguishment of all amounts due under the contractor financing facility.

         As a result of the agreements above, the Company currently has 11,981,579 shares of common stock outstanding. The following parties hold the following percentages of such shares: Postabank 20.3%; Tele Danmark 21.4%; the Danish Fund 10.7%; Citizens 19.3; and others 28.3%. On a fully-diluted basis, the Company has 22,381,484 shares outstanding. The following parties hold the following percentages of such shares: Postabank 22.0%; Tele Danmark 11.5%; the Danish Fund 5.7%; Citizens 41.2%; and others 19.6%.

         The Company has suffered recurring losses from operations, has a net capital deficiency, and has current liabilities in excess of current assets. As discussed above, the Company has refinanced and restructured its debt and equity. As a part of the Company's debt refinancing, the Company has entered into a one-year $138 million ($133 million at current exchange rates) dual currency bridge loan with Postabank. The Company is currently evaluating various alternatives to refinance the bridge loan provided by Postabank as the loan is repayable on May 10, 2000. While the availability of long-term financing sources cannot be predicted with certainty, the Company believes that it will be able to resolve this issue during the next twelve months. However, there can be no assurance that the Company will be able to obtain long-term financing with commercially acceptable terms, or at all.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Inflation and Foreign Currency

         Due to the strengthening of the U.S. Dollar on international currency markets during the period, the Hungarian Forint/U.S. Dollar exchange rate increased to 241.69 as of June 30, 1999, an effective year to date devaluation of 11.6%.

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

         The Project Team is examining the Company's telecommunications networks, IT business systems, and miscellaneous support systems. These systems include computers that support telephone services, bill production, customer

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


accounting, plant records, payroll, and a variety of systems such as air conditioners and building entry systems. The project has five primary phases:
(I) inventory, (II) assessment, (III) remediation, (IV) testing and (V) contingency planning and certification. Phase I is complete and consisted of the development of a comprehensive working list which documents all software and microprocessor reliant materials used by the Company to ensure that phase II covers the entire population of potential Y2K issues. Phase II consisted of evaluating the inventory list developed during Phase I and determining which systems need replacement, modification or retirement during 1999. Phase II is complete. Phase III is currently underway and consists of replacing those hardware and software components identified as non-compliant. At this time, most systems have already been modified to make them Y2K compliant and other systems have been placed on retirement schedules. Major components of the billing system have already been upgraded and certified as Y2K compliant under the manufacturer's warranty. Major switching components were replaced and upgraded in May and June of this year. Switching software upgrades will be installed and tested by the end of August 1999. Phase IV, which is currently underway, consists of testing of existing and new hardware and software components and is scheduled to be completed by the end of August of this year. Test documents are being used to verify vendor certificates and certify systems not covered by vendor contracts. Phase V consists of developing a written plan for alternative methods of completing critical processes should failure occur at the turn of the century. Contingency plans are being developed currently for all systems. Contingency plans will be documented using test results from the systems testing occurring currently. Written contingency plans will be provided to the employees by September. The Company has awareness campaigns to draw employee and customer attention to the potential problems associated with Y2K.

         The Company relies upon its network construction vendors to provide compliant hardware and software. The Project Team believes that compliance of the telephone switching systems and the automatic message accounting interface with the billing system present the most significant Y2K exposure for the Company. In co-operation with representatives from the switch manufacturers who are active members of the Project Team, the Project Team has developed a plan for Y2K Compliance of the switching systems. One switching system vendor has already provided the Company with switch upgrades and the other vendor will provide the switch software upgrades by the end of August 1999. Compliance certificates by the vendors are expected to be obtained by the end of August of this year. Testing of the switching/billing system Automatic Message Accounting ("AMA") interface has already begun and is expected to be completed by the end of September 1999. The new AMA interface processes are planned to be used in the Company's billing processes during the fourth quarter of 1999.

         The Company relies upon MATAV's telecommunication network for all long-distance interconnections. Should MATAV's telephone switching systems be non-Y2K compliant, the systems could fail resulting in lost revenue for the Company. The Company is working directly with MATAV to reduce the risk of failure. A member of the Project Team employed by one of the Company's telecommunications switching vendors also sits on MATAV's Y2K committee and is actively involved in the issue. The Company expects to receive a Y2K compliance

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


letter from MATAV by the end of the third quarter of 1999. MATAV is expected to provide the Company with certification for the 2 Megabyte ("2MB") backbone of the Company's internal wide area network by September. Testing of the 2MB backbone will be done during the second half of 1999. The project team believes that the Company will incur only minimal testing costs, approximately $5,000, related to MATAV's Y2K compliance program.

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

         The Company currently estimates that the total costs of remediation, which includes the replacement and/or upgrade of certain equipment will be approximately $785,000. $630,000 of such cost will allow the Company to provide additional services in addition to bringing the Company into Y2K compliance. At this time, the Company has expended approximately $22,000 for remediation of the Y2K problem, which has been expensed in the Company's Consolidated Condensed Statement of Operations. It is expected that most costs will be incurred during the third quarter of 1999. Management cannot provide assurance that the result of the project or that the remediation costs will not be materially different from estimates. Accordingly, contingency plans are currently being developed to address high-risk systems. The contingency plans are expected to be in place by the end of the third quarter of 1999.

         The Company is dependent on network switch manufacturers to provide compliant hardware and software in a timely manner. Within IT, the Company is dependent on the development of software by external experts, and the availability of critical resources with the requisite skill sets. The failure to correct a material Y2K problem could cause an interruption or failure of certain of the Company's normal business functions or operations, which could have a material adverse effect on the Company's results of operations, liquidity or financial condition; however, management considers such a likelihood remote. Due to the uncertainty inherent in other Y2K issues that are ultimately beyond the Company's control, including, for example, the final Y2K readiness of our suppliers, customers and interconnecting carriers, the Company is unable to determine at this time the likelihood of a material impact on our results of operations, liquidity or financial condition due to such Y2K issues. However, the Company is taking appropriate prudent measures to mitigate that risk.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



Market Risk Exposure

         The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 75% of operational costs are Hungarian Forint based and are therefore subject to exchange rate variability between the Hungarian Forint and U.S. Dollar. This variability is mitigated by several factors, including the Hungarian National Bank policy to peg the Hungarian Forint to a currency basket and the telecommunications pricing law. The "crawling peg" policy of the National Bank of Hungary maintains a scheduled daily devaluation of the Hungarian Forint through a currency basket consisting of 70% Euros and 30% U.S. Dollars. The Hungarian Forint is allowed to trade within 2.25% of the mid-point of this trading band. As of Mid-May 1999, the Hungarian government devaluation policy is 0.6% per month through June, 0.5% per month through September and 0.4% per month thereafter, totaling approximately 6.5% for the year. It should be noted however, that due to the strengthening of the U.S. Dollar on international currency markets during the period, the Hungarian Forint/U.S. Dollar exchange rate increased to 235.85 as of August 5, 1999, an effective year to date devaluation of 8.94%. The telecommunications pricing law allows prices to increase by the Consumer Price Index (CPI) adjusted for an efficiency factor of up to 2%. Thus, to the extent that adjusted CPI follows devaluation, revenues are somewhat insulated from exchange rate risk.

         The debt obligations of the Company are Hungarian Forint, Euro and U.S. Dollar denominated. The interest rate on the Hungarian Forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the Euro and U.S. Dollar denominated obligations are based on LIBOR. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian Forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $1.1 million based upon the Company's debt level. If a 1% change in the LIBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $500,000.

         The Company is also exposed to exchange rate risk in so far as the Company has debt obligations in other than the functional currency of its majority owned Hungarian subsidiaries. Given the Company's debt obligations, which include Euro and U.S. Dollar denominated debt, if a 1% change in Hungarian Forint/Euro exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $268,000. If a 1% change in Hungarian
Forint/U.S. Dollar exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $250,000.

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities and Use of Proceeds

         (a)      Not Applicable.
         (b)      Not Applicable.
         (c) As disclosed in the Company's Report on Form 10-Q for the quarter ended March 31, 1999, as part of a revision of its capital structure, the Company issued shares of its common stock as follows:
                  (i) 2,428,572 shares to Postabank for an aggregate purchase price of $34 million. The Company also issued warrants to Postabank to purchase 2,500,000 shares of the Company's common stock beginning in January 2004 at an exercise price of $10 per share; (ii) 1,571,429 shares to Tele Danmark for an aggregate purchase price of $11 million; (iii) 1,285,714 shares to the Danish Investment Fund for Central and Eastern Europe for an aggregate purchase price of $9 million; and (iv) 1,300,000 shares and 30,000 shares of Preferred Stock Series A to a subsidiary of Citizens Utilities Company for the cancellation of both an $8.4 million note and certain future cash payments. The Preferred Shares can be converted into shares of the Company's common stock on a one for ten basis.
         The shares were issued pursuant to transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
         (d)      Not Applicable.

Item 3.  Default Upon Senior Securities

         (a)      None.
         (b) On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Utilities Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of June 30, 1999, the total arrearage on the Preferred Shares was $14,000.

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of the Registrant was held on May 25, 1999.
         (b)      Not Applicable.
         (c) First Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Election of Directors

                                            Votes Cast For        Votes Withheld
                  Ole Bertram               4,766,084             246,694
                  Daryl A. Ferguson         4,732,220             280,558
                  David A. Finley           4,919,939              92,839
                  Torben V. Holm            4,765,959             246,819
                  Lennart Meineche          4,765,959             246,819
                  John B. Ryan              4,933,428              79,350
                  William E. Starkey        4,953,678              59,100
                  Leonard Tow               4,730,820             281,958

         Second  Matter Voted on at the Annual  Meeting of  Stockholders  of the
         Registrant: Ratification of the appointment of KPMG LLP as auditors of the Registrant for the fiscal year ending December 31, 1999.

                  For               Against          Abstain
                  5,005,744         5,400            1,634

         (d)      Not Applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Hungarian Telephone and Cable Corp.

August 13, 1999                         By:  /s/Francis J. Busacca, Jr.
                                             Francis J. Busacca, Jr.
                                             Chief Financial Officer and
                                             Executive Vice President

August 13, 1999                         By:  /s/William McGann
                                             William McGann
                                             Chief Accounting Officer,
                                             Controller and Treasurer

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                                Index to Exhibits

Exhibit No.                Description

27.1                       Financial Data Schedule