Form 10-Q
period 1999-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 1999-11-12
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                For the quarterly period ended September 30, 1999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999
                               ------------------

                                                  Commission file number 1-11484



                       HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact name of registrant as specified in its charter)



          Delaware                                       13-3652685
---------------------------------           ------------------------------------
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



Common Stock, $.001 par value                                  11,981,579 Shares
(Class)                                       (Outstanding at November 11, 1999)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                          Page No.

       Consolidated Condensed Balance Sheets                                  2
       Consolidated Condensed Statements of Operations
           and Comprehensive Income (Loss)                                    3
       Consolidated Condensed Statements of Stockholders' Deficiency          4
       Consolidated Condensed Statements of Cash Flows                        5
       Notes to Consolidated Condensed Financial Statements                   6
       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         14

Part II. Other Information                                                   29

Signatures                                                                   30

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                          Item 1. Financial Statements
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)


                                      Assets                        September 30, 1999  December 31, 1998
                                      ------                        ------------------  -----------------

                                                                      (unaudited)
Current assets:
    Cash and cash equivalents                                  $          19,527       $           8,489
    Restricted cash                                                          116                      64
    Accounts receivable, net                                               7,721                   6,703
    Inventories                                                            1,001                   1,111
    Prepayments and other current assets                                   1,774                     187
                                                                    ------------            ------------
           Total current assets                                           30,139                  16,554

Net property, plant and equipment                                        118,058                 136,489
Goodwill, less accumulated amortization                                    8,435                  10,000
Other intangibles, less accumulated amortization                           4,797                   5,592
Other assets                                                                 791                   8,432
                                                                    ------------            ------------
Total assets                                                   $         162,220       $         177,067
                                                                    ============            ============
                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------
Current liabilities:
    Current installments of long-term debt                     $               -       $          31,804
    Short-term loans                                                     134,206                       -
    Accounts payable                                                       1,233                   2,061
    Accruals                                                              10,673                   3,552
    Other current liabilities                                              1,462                     932
    Due to related parties                                                   941                   1,011
                                                                    ------------            ------------
           Total current liabilities                                     148,515                  39,360

Long-term debt, excluding current installments                                 -                 202,881
Long-term note payable,  $25,000,000 face amount;
    interest - LIBOR plus 4%, due March 31, 2007
    (less unamortized discount based on imputed
    interest rate of 5% - $8,486,000 in 1999; $0 in 1998)                 16,514                       -
Due to related parties                                                     1,971                  22,372
Deferred credits and other liabilities                                       644                   1,491
                                                                    ------------            ------------
           Total liabilities                                             167,644                 266,104
                                                                    ------------            ------------
Stockholders' deficiency:
    Preferred stock, $.001 par value; $70.00 liquidation value.
       Authorized 200,000 shares; issued and outstanding
       30,000 shares in 1999 and no shares in 1998                            -                       -
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       11,981,579 in 1999 and 5,395,864 in 1998                              11                       5
    Additional paid-in capital                                           143,998                  71,467
    Accumulated deficit                                                 (162,623)               (167,809)
    Accumulated other comprehensive income                                13,190                   7,300
                                                                    ------------            ------------
           Total stockholders' deficiency                                 (5,424)                (89,037)
                                                                    ------------            ------------
Total liabilities and stockholders' deficiency                 $         162,220       $         177,067
                                                                    ============            ============

     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
 Consolidated Condensed Statement of Operations and Comprehensive Income (Loss)
     For the Three and Nine Month Periods Ended September 30, 1999 and 1998
                 (In thousands, except share and per share data)

                                   (unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                       ---------------------          ---------------------
                                                          1999          1998             1999          1998
                                                       -------       -------          -------       -------

Telephone services revenues, net                    $   11,169    $    9,412       $   33,164    $   28,502
Operating expenses:
    Operating and maintenance expenses                   4,282         4,179           12,942        14,746
    Cost of termination of management
       Services agreement                                    -        11,131                -        11,131
    Depreciation and amortization                        3,091         2,916            8,933         8,604
    Management fees                                          -             -                -         2,500
                                                       -------       -------          -------       -------

    Total Operating Expenses                             7,373        18,226           21,875        36,981
                                                       -------       -------          -------       -------
Income (loss) from operations                            3,796        (8,814)          11,289        (8,479)
Other income (expenses):
    Foreign exchange gains (losses)                       (827)           58           (1,964)         (292)
    Interest expense                                    (6,252)      (11,294)         (26,036)      (34,091)
    Interest income                                        604           154            1,216           373
    Other, net                                             (57)          823             (223)          761
                                                       --------      -------          --------      -------

Loss before extraordinary items                         (2,736)      (19,073)         (15,718)      (41,728)

Extraordinary items, net                                     -             -           20,945                -
                                                       -------       -------         --------     ------------

Net income (loss)                                   $   (2,736)   $  (19,073)      $    5,227    $  (41,728)

Preferred stock dividends                                  (27)            -               (41)              -
                                                       --------      -------        -----------   ------------

Net income (loss) available for common stockholders     (2,763)      (19,073)           5,186       (41,728)

Comprehensive income adjustments                            (9)           23            5,890         3,283
                                                       --------      -------         --------      --------

Total comprehensive income (loss)                   $   (2,772)   $  (19,050)      $   11,076    $  (38,445)
                                                       ========      ========          ======       ========

Earnings (loss) per common share - basic and diluted:

    Before extraordinary items                      $   (0.23)    $   (3.61)       $   (1.78)    $   (7.90)

    Extraordinary items                             $        -    $        -       $     2.37    $        -
                                                     ---------     ---------        ---------     ---------

    Net earnings (loss)                             $   (0.23)    $   (3.61)       $     0.59    $   (7.90)
                                                     =========     =========        =========     =========

Weighted average number of common shares
Outstanding - basic and diluted                      11,981,579    5,284,504        8,821,401     5,281,045
                                                     ==========    =========        =========     =========





     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
          Consolidated Condensed Statements of Stockholders' Deficiency
                        (In thousands, except share data)

                                   (unaudited)

                                                                                                     Accumulated
                                                                                                       Other            Total
                                        Common      Preferred      Additional       Accumulated     Comprehensive    Stockholders'
                             Shares      Stock       Stock      Paid-in Capital      deficit          Income         Deficiency
-------------------------- ----------- ----------- ----------- ------------------ --------------- ---------------- ----------------
Balances at December 31,
1998                       5,395,864     $ 5           -            71,467          (167,809)          7,300         $ (89,037)

Shares issued to Tele
Danmark A/S                1,571,429       2           -            10,998              -                -             11,000

Shares issued to
Postabank                  2,428,572       2           -            33,998              -                -             34,000

Shares issued to Citizens  1,300,000       1           -            11,199              -                -             11,200

Shares issued to Danish
Fund                       1,285,714       1           -             8,999              -                -              9,000

Stock issuance costs                       -           -            (1,488)             -                -             (1,488)

Warrants issued in
connection with
long-term notes                            -           -             8,825              -                -              8,825

Cumulative preferred
stock dividends in
arrears                                    -           -               -               (41)              -              (41)

Net income                                 -           -               -              5,227              -              5,227

Foreign currency
translation adjustment                     -           -               -                -              5,890            5,890
-------------------------- ----------- ----------- ----------- ------------------ --------------- ---------------- ----------------

Balances at June 30, 1999
                           11,981,579     $ 11         -            143,998         (162,623)         13,190          $ (5,424)
-------------------------- ----------- ----------- ----------- ------------------ --------------- ---------------- ----------------









     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
          For the Nine Month Periods Ended September 30, 1998 and 1999
                                 (In thousands)

                                   (unaudited)


                                                                 1999               1998
                                                                 ----               ----

Net cash provided by operating activities                 $        14,522             8,449
                                                               ----------       -----------
Cash flows from investing activities:
    Construction of telecommunication networks                     (4,093)          (13,657)
    (Increase) decrease in construction deposits                       (3)              465
    Acquisition of interest in subsidiary                               -               (20)
    Proceeds from sale of assets                                       45               231
                                                               ----------       -----------

           Net cash used in investing activities                   (4,051)          (12,981)
                                                               ----------       ------------
Cash flows from financing activities:
    Borrowings under long-term debt agreements                     41,391            14,879
    Repayments and settlement of long-term debt                  (217,697)           (3,577)
    Borrowings under short-term debt agreements                   124,753                 -
    Proceeds from issuance of common stock, net                    52,511                 -
    Proceeds from exercise of options                                   -               224
                                                               ----------       -----------
           Net cash provided by financing activities                  958            11,526
                                                               ----------       -----------
Effect of foreign exchange rate changes on cash                      (391)             (360)
                                                               -----------      ------------

Net increase in cash and cash equivalents                          11,038             6,634

Cash and cash equivalents at beginning of period                    8,489             4,031
                                                               ----------       -----------

Cash and cash equivalents at end of period                $        19,527            10,665
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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


(1)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The accompanying condensed consolidated financial statements of Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant and, together with its consolidated subsidiaries, the "Company") have been prepared without audit and, in the opinion of management, include all adjustments consisting mainly of normal recurring accruals necessary for a fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

              The accompanying condensed consolidated financial statements include the financial statements of HTCC and its majority owned subsidiaries; Kelet-Nograd Com Rt., ("KNC"), Raba-Com Rt., ("Raba-Com"), Hungarotel Tavkozlesi Rt. ("Hungarotel"), Papa es Tersege Telefon Koncesszios Rt. ("Papatel"), HTCC Consulting Rt. ("HTCC Consulting") and Pilistav Rt. ("Pilistav"). All material intercompany balances and transactions have been eliminated.

              The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

              The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiaries for the year ended December 31, 1998, including the notes thereto, set forth in the Company's Form 10-K.

              The Company has suffered recurring losses, has a net capital deficiency, and has current liabilities in excess of current assets. As discussed in Notes 4, 5 and 6, the Company has refinanced and restructured its debt and equity in May 1999. As a part of the Company's debt refinancing, the Company has entered into a one-year $138 million ($134 million at current exchange rates) dual currency bridge loan with Postabank es Takarekpenztar

                         Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

              ("Postabank"), a Hungarian commercial bank. The Company is currently evaluating various alternatives to refinance the bridge loan provided by Postabank as the loan is repayable on May 10, 2000. While the availability of long-term financing sources cannot be predicted with certainty, the Company believes that it will be able to resolve this issue prior to May 10, 2000. However, there can be no assurance that the Company will be able to obtain long-term financing on commercially acceptable terms, or at all.

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

              Net earnings (loss) and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the periods ended September 30, 1999 and 1998.

              The Company had potentially dilutive common stock equivalents of 8,242,059 and 7,474,915 for the periods ended September 30, 1999 and 1998, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented. The basis for determining whether common stock equivalents were potentially dilutive was loss before extraordinary items.

(2)    Cash, Cash Equivalents and Restricted Cash

       (a)    Cash

              At September 30, 1999, cash of $3,470,000  included the following:
              $2,544,000 consisting of $413,000 denominated in U.S. dollars and the equivalent of $2,131,000 denominated in Hungarian Forints on deposit with banks in Hungary, and; $926,000 on deposit in the United States.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       (b)    Cash Equivalents

              Cash equivalents amounted to approximately $16,057,000 at September 30, 1999 and consisted of Hungarian government securities, denominated in Hungarian Forints, purchased under agreements to resell which mature within three months.

       (c)    Restricted Cash

              At September 30, 1999, approximately $22,000 of cash denominated in U.S. Dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $94,000 was restricted pursuant to certain arrangements with other parties.

(3)    Related Parties

       Current and long-term amounts due to related parties totalling $2,912,000 at September 30, 1999 is comprised of the following: $41,000 due to a subsidiary of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") representing cumulative preferred stock dividends in arrears (see Note 5) and $2,871,000 representing payments due to certain former officers under separate termination, consulting and non-competition agreements. The Company paid approximately $906,000 during each of the nine months ended September 30, 1999 and 1998 to three former officers under these agreements.

       The Company has short-term  loans and long-term notes with Postabank (see
       Note 4). Postabank's share ownership in the Company is 20.3% of the shares outstanding at September 30, 1999.

(4)    Short-term Loans and Credit Facilities

       During 1996 and 1997, the Company entered into several construction contracts with a Hungarian contractor which totalled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. The contractor financed the financing facility through a facility provided by Postabank. As of December 31, 1998, the balance owed under the contractor financing facility was $36.6 million. On March 30, 1999, Postabank assumed HUF 7 billion plus accrued interest of HUF 348 million (approximately $30.9 million at historical exchange rates) of the Company's liability under the contractor financing facility from the contractor, due to the contractor's financial difficulties, and sold this debt back to the Company for HUF 3 billion (approximately $12.6 million at historical exchange rates). The purchase of the debt was

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       financed by Postabank. On the same day, the Company purchased HUF 4 billion (approximately $16.8 million at historical exchange rates) of loans the contractor had with Postabank for HUF 900 million (approximately $3.8 million at historical exchange rates) and subsequently offset the booked value of the loans purchased of HUF 900 million (approximately $3.8 million at historical exchange rates) against the outstanding amounts owed to the contractor. The purchase of these loans was also financed by Postabank. As a result of the above transactions, the Company recorded an extraordinary gain of HUF 4.3 billion (approximately $18.1 million at historical exchange rates)
       during the second quarter of 1999 which reflected the extinguishment of all amounts due under the contractor financing facility.

       On October 15, 1996, the Company and its subsidiaries entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank (the "Original Postabank Credit Facility"). The Company utilized the funding provided by the Original Postabank Credit Facility to continue construction of its telecommunications networks, provide working capital, and repay other debt obligations. The Company did not have sufficient funds to meet the required repayment obligations under the Original Postabank Credit Facility as of March 31, 1999. On May 12, 1999, the Company entered into various agreements as part of a revision of its capital structure with the following parties: Postabank; Tele Danmark A/S ("Tele Danmark"); and the Danish Investment Fund for Central and Eastern Europe (the "Danish Fund") (see Note 6). As a result of such agreements, the Company extinguished all of its obligations to Postabank under the Company's Original Postabank Credit Facility in the amount of approximately $193 million and the $16.4 million borrowed in settlement of the amount due under the contractor financing facility described above. On May 12, 1999, the Company borrowed from Postabank $138 million ($134 million at current exchange rates) under a one-year dual currency bridge loan agreement in Hungarian Forints and Euros and $25 million pursuant to certain unsecured notes payable (the "Notes"). The loan is repayable on May 10, 2000 and bears interest at an initial rate of 2.25% (the "Margin") plus the Budapest Bank Offering Rate or Euro LIBOR Rate (currently approximately 15% and 2.2%, respectively) which Margin increases incrementally to 4.25%, in quarterly increments of 1% over the next year. HTCC and one of its subsidiaries, HTCC Consulting Rt. are guarantors for the HTCC subsidiaries under the Bridge Loan Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Bridge Loan Agreement. The Company entered into a series of agreements to secure such obligations under the Bridge Loan Agreement. The Notes accrue interest, which is payable semi-annually, at 4% plus the LIBOR rate for the applicable six month interest period. The Notes which mature in 2007 are transferable subject to applicable security laws.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements


                                   (unaudited)

       As a result of the extinguishment of the Original Postabank Credit Facility, the Company recorded an extraordinary loss of HUF 1.5 billion (approximately $6.2 million at historical exchange rates) during the second quarter of 1999 which represented the write-off of the remaining unamortized deferred financing costs, included in other assets and deferred credits at December 31, 1998, pertaining to the Original Postabank Credit Facility.

(5)    Transactions with Citizens

       On May 12, 1999, the Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement') pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Preferred Stock, par value $0.001 (the "Preferred Shares"). In consideration for such shares, Citizens (i) transferred to the Company for cancellation the $8,374,000 promissory note issued by the Company to Citizens which was to mature in 2004, (ii) forgave half of the accrued interest due on the promissory note through May 15, 1999 and (iii) agreed to renounce and forego any rights whatsoever to any payment of the $21 million which was payable by the Company to Citizens in quarterly installments of $750,000 each from 2004 through and including 2010. Citizens, as the holder of the Preferred Shares, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may redeem the Preferred Shares at any time. Citizens can convert each of the Preferred Shares into shares of the Company's common stock on a one for ten basis. The Citizens Stock Purchase Agreement provides that if the average closing price of the Company's common stock for the twenty (20) trading days ending March 31, 2000 is less than $7.00 per share, then HTCC shall issue such number of HTCC Preferred Shares (with a value of $70 per share) equal in value to (i) 1,600,000 times (ii) $7.00 less the average closing price of HTCC common stock for such twenty (20) trading day period. The Citizens Stock Purchase Agreement also requires Citizens not to transfer any shares of HTCC common stock which it may hold prior to May 15, 2000 without the prior written consent of the Company and Postabank. Citizens also waived any and all preemptive and anti-dilution rights in connection with the transactions described in Note 4 above. As a result of the Stock Purchase Agreement with Citizens, the Company recorded extraordinary income of $9.0 million during the second quarter of 1999 which represented the gain on the extinguishment of the liabilities the Company had with Citizens.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements


                                   (unaudited)


(6)    Capital Transactions

       On May 12, 1999, the Company and Postabank entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which Postabank purchased 2,428,572 shares of the Company's common stock for an aggregate purchase price of $34 million. The Securities Purchase Agreement provides for one person designated by Postabank to be nominated for election to the Company's Board of Directors. Postabank cannot transfer its shares until the earlier of (x) the repayment in full of all the obligations under the Bridge Loan Agreement or (y) May 10, 2000, and then Postabank can only transfer such shares incrementally through 2003 subject to the Company's right of first refusal. The Company's right of first refusal expires in January 2003 and is assignable by the Company to any beneficial holder of more than 10% of the Company's outstanding common stock. The Company applied the proceeds from the stock issuance to the repayment of the Original Postabank Credit Facility. Pursuant to the Securities Purchase Agreement, the Company issued notes to Postabank in an aggregate amount of $25 million (see Note 4) with detachable warrants (the "Warrants"). The Warrants which were issued pursuant to a series of Warrant Agreements between the Company and Postabank enable Postabank to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The fair value of the warrants amounted to $8.8 million and has been charged directly to additional paid-in capital. The fair value of the warrants was determined using the Black Scholes Warrant Option valuation model. The unamortized discount on the notes at September 30, 1999 was $8.5 million. The Company has the right to terminate the Warrants in full or proportionately prior to January 1, 2004 provided that the Company repays a proportionate amount of the Notes and up to 7-1/2% of the aggregate principal amount of the Notes concurrently with the termination of the Warrants.

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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements


                                   (unaudited)

       The revenues generated by these products and services for the periods ended September 30 were as follows:

                   ($ in thousands)             1999                  1998

           Telephone services                 $30,968               $26,630
           Network services                     1,517                   946
           Other service and product
              Revenues                            679                   926
                                              -------               -------
                                              $33,164               $28,502
                                              =======               =======

       Included in telephone services are connection fee revenues amounting to $1,088,000 and $1,413,000 for the periods ended September 30, 1999 and 1998, respectively.

       Major Customers

       For the periods ended September 30, 1999 and 1998, none of the Company's customers accounted for more than 10% of the Company's total revenue.


(8)    Deferred Credits and Other Liabilities

       During the period, one of the Company's subsidiaries entered into an agreement with the Hungarian Ministry of Transportation, Telecommunications and Water Management (the "Ministry") for the relinquishment of the subsidiary's right to use a broadcasting frequency previously granted by the Ministry. The frequency is used to provide telephone services to certain customers. For relinquishing the right to use the frequency, the Ministry will reimburse the subsidiary for the costs associated with the relinquishment of the frequency right and pay a total of 308 MHUF ($1,278,000 at current exchange rates) as the cost of replacing the parts of the network using the frequency with fixed network equipment.

       As of September 30, 1999, the amount due under the agreement is 144 MHUF ($598,000 at current exchange rates) which is included in deferred credits and other liabilities. Once the new fixed network equipment is placed into service, the compensation received from the Ministry will be recognized over the new fixed network equipment's depreciable life as a reduction in depreciation expense over the future depreciable periods.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements

         Certain statements contained herein which express "belief," "anticipation," "expectation," or "intention" or any other projection, insofar as they may apply prospectively and are not historical facts, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the Company's ability to attract additional customers, revenues per customer and construction costs, as well as changes in the Company's regulatory environment and other factors that are beyond the Company's control." For additional factors the Company's Form 10-K for the year ended December 31, 1998 should be read.

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

         As a result of the Company's development program, the Company achieved EBITDA1 of $6.9 million during the quarter ended September 30, 1999, up from EBITDA of $5.2 million for the quarter ended September 30, 1998, adjusted for the cost of termination of the management services agreement. The ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers, revenues per customer and construction costs.

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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control. In the second quarter of 1999, the Company refinanced and restructured its debt and equity. See "Liquidity and Capital Resources" below.

         The success of the Company's strategy is dependent upon its ability to increase revenues through the increased usage and the addition of new subscribers. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added approximately 132,000 access lines through September 30, 1999 to the approximately 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("MATAV"), the former State-controlled monopoly telephone company.


Comparison of Three Months Ended September 30, 1999 and Three Months Ended September 30, 1998



   Net Revenues
                                                            Quarter end
      (dollars in millions)                              1999         1998        % change
      Measured service revenues                           8.9           8.1            10
      Subscription revenues                               2.7           2.6             4
      Net interconnect charges                           (1.9)        (2.4)          (21)
                                                         -----        -----
      Net measured service and subscription revenues      9.7           8.3            17
      Connection fees                                     0.4           0.5          (20)
      Other operating revenues, net                       1.1           0.6            83
                                                         ----         -----
      Telephone Service Revenues, Net                    11.2           9.4            19
                                                         ====         =====


         The Company recorded a 19% increase in telephone service revenues to $11.2 million for the three months ended September 30, 1999 from $9.4 million for the three months ended September 30, 1998.

         Net measured service and subscription revenues increased 17% to $9.7 million for the three months ended September 30, 1999 from $8.3 million for the three months ended September 30, 1998. Measured service revenues increased 10% to $8.9 million during the three months ended September 30, 1999 from $8.1 million during the three months ended September 30, 1998. Subscription revenues were $2.7 million and $2.6 million during the three months ended September 30, 1999 and 1998, respectively. These increases in measured service and subscription revenues are the result of a 6% increase in average access lines in service from approximately 179,000 lines for the three months ended September 30, 1998 to approximately 190,500 lines during the three months ended September 30, 1999. Also, contributing to the increases in measured service and subscription revenues is an average 11% increase in tariff rates, effective January 1, 1999 in the operating subsidiaries' functional currency, the Hungarian Forint, offset by an approximate 9% devaluation of the functional currency against the U.S. Dollar during the period.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         These revenues have been reduced by net interconnect charges which totalled $1.9 million during the three months ended September 30, 1999 compared to $2.4 million during the three months ended September 30, 1998. As a percentage of call and subscription revenues, net interconnect charges have declined from 22% for the three months ended September 30, 1998 to 16% for the three months ended September 30, 1999, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1999.

         Connection fees for the three months ended September 30, 1999 totalled $0.4 million as compared to $0.5 million for the three months ended September 30, 1998. This decrease reflects a reduction in the number of new access lines connected and the devaluation of the Hungarian Forint. Connection fees were expected to decline during the period as penetration rates have increased.

         Other operating revenues increased to $1.1 million during the three months ended September 30, 1999 from $0.6 million during the three months ended September 30, 1998. This increase was due to additional revenues generated from the provision of direct lines and other miscellaneous telephony service revenues.

   Operating and Maintenance Expenses

         Operating and maintenance expenses were $4.3 million for the three months ended September 30, 1999 as compared to $4.2 million for the three months ended September 30, 1998. On a per line basis, operating and maintenance expenses remained consistent at approximately $23 per average access line for each three month period.

   Cost of termination of management services agreement

         For the three months ended September 30, 1998, the Company recorded a charge totalling $11.1 million representing the present value of payments due to Citizens International Management Services Company under a termination and consulting agreement. No such transaction has occurred during 1999.

   Depreciation and Amortization

         Depreciation and amortization charges increased $0.2 million to $3.1 million for the three months ended September 30, 1999 from $2.9 million for the three months ended September 30, 1998. Depreciation and amortization expense increased in functional currency terms by approximately 16% due to additional capital expenditures. However, due to the devaluation of the Hungarian Forint during the period, depreciation and amortization expense for the three months ended September 30, 1999 has remained relatively consistent in U.S.
Dollar terms with 1998 amounts.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


   Income (Loss) from Operations

         Income from operations was $3.8 million for the three months ended September 30, 1999 compared to loss from operations of $8.8 million for the three months ended September 30, 1998. Adjusted for the cost of terminating the management services agreement in 1998, income from operations for the three months ended September 30, 1998 amounted to $2.3 million. Contributing to the improvement were higher revenues during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, offset by slight increases in operating and maintenance expenses and depreciation and amortization charges during the period.

   Foreign Exchange (Losses) Gains

         For the three months ended September 30, 1999, the Company had foreign exchange losses of $0.8 million, as compared to foreign exchange gains of approximately $58,000 for the three months ended September 30, 1998. Such foreign exchange losses primarily resulted from the devaluation of the Hungarian Forint against the U.S. Dollar during the period. This increase in foreign exchange losses during the period is due to the Company's restructuring of its debt obligations in May 1999. Prior to its restructuring, the Company had debt denominated in Hungarian Forints. The Company now has debt obligations denominated  in U.S.  Dollars  and  Euros,  as well as  Hungarian  Forints.  See
"Liquidity and Capital Resources" section below for information regarding the Company's debt restructuring during the period. See also "Inflation and Foreign Currency" and "Market Risk Exposure" below.

   Interest Expense

         Interest expense decreased to $6.3 million for the three months ended September 30, 1999 from $11.3 million for the three months ended September 30, 1998. This decrease was attributable to lower average debt levels during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This reduction in average debt levels outstanding during the period is due to the Company's restructuring of its debt obligations in May 1999. See "Liquidity and Capital Resources" below for information regarding the Company's debt restructuring during the period. The decrease also reflects lower interest rates paid on borrowings in U.S. Dollars and Euros, compared to Hungarian Forints.

   Interest Income

         Interest income increased to $0.6 million for the three months ended September 30, 1999 from $0.2 million for the three months ended September 30, 1998 due to higher average cash balances outstanding during the three months ended September 30, 1999.

Other, net

         Other, expense amounted to $57,000 for the three months ended September 30, 1999 as compared to other, income of $0.8 million for the three months ended September 30, 1998. The decrease during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 is primarily due

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


to an approximate $0.8 million gain recognized related to the termination of the former management services agreement between the Company and Citizens International Management Services Company during 1998. The Company does not have any continuing management services agreements.

Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $2.7 million, or $0.23 per share, during the three months ended September 30, 1999 as compared to a net loss of $19.1 million, or $3.61 per share, during the three months ended September 30, 1998.


Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998


   Net Revenues
                                                            Year-to-date ended
      (dollars in millions)                                9/30/99      9/30/98      % change
      Measured service revenues                             26.2         23.8           10
      Subscription revenues                                  8.2          8.0            3
      Net interconnect charges                              (5.3)        (7.3)         (27)
                                                            -----       ------
      Net measured service and subscription revenues        29.1         24.5           19
      Connection fees                                        1.1          1.4          (21)
      Other operating revenues                               3.0          2.6           15
                                                            -----       ------
      Telephone Service Revenues, Net                       33.2         28.5           16
                                                            =====       ======

         The Company recorded a 16% increase in net telephone service revenues of $33.2 million for the nine months ended September 30, 1999 as compared to revenues of $28.5 million for the nine months ended September 30, 1998.

         Net measured service and subscription revenues increased 19% to $29.1 million for the nine months ended September 30, 1999 from $24.5 million for the nine months ended September 30, 1998. Measured service revenues increased 10% to $26.2 million while subscription revenues increased 3% to $8.2 million for the nine months ended September 30, 1999. These increases in net measured service and subscription fee revenues are the result of a 6% increase in average access lines in service from approximately 176,500 lines for the nine months ended
September 30, 1998 to approximately 188,200 lines for the nine months ended September 30, 1999. Also contributing to the increases in measured service and subscription revenues is an average 11% increase in tariff rates, effective January 1, 1999 in the operating subsidiaries' functional currency, the Hungarian Forint, offset by an approximate 10% devaluation of the functional currency against the U.S. Dollar during the period.

         These revenues have been offset by net interconnect charges which totalled $5.3 million for the nine months ended September 30, 1999 as compared to $7.3 million for the nine months ended September 30, 1998. As a percentage of call and subscription revenues, net interconnect charges have declined from 23%

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


for the nine months ended September 30, 1998 to 15% for the nine months ended September 30, 1999, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1999.

         Connection fees for the nine months ended September 30, 1999 totalled $1.1 million as compared to $1.4 million for the nine months ended September 30, 1998. This decrease reflects a reduction in the number of new access lines connected and the devaluation of the Hungarian Forint. Connection fees were expected to decline during the period as penetration rates have increased.

         Other operating revenues increased to $3.0 million for the nine months ended September 30, 1999 compared to $2.6 million for the nine months ended September 30, 1998. This increase was due to additional revenues generated from the provision of direct lines and other miscellaneous telephony service revenues.

   Operating and Maintenance Expenses

         Operating and maintenance expenses for the nine months ended September 30, 1999 decreased to $12.9 million as compared to $14.7 million for the nine months ended September 30, 1998. On a per line basis, operating and maintenance expenses decreased to approximately $69 per average access line for the nine months ended September 30, 1999 from $84 for the nine months ended September 30, 1998 as the Company achieved productivity improvements and increased its focus on reducing operating expenses, particularly through reductions in the number of expatriates working for the Company.

   Cost of termination of management services agreement

         For the nine months ended September 30, 1998, the Company recorded a charge totalling $11.1 million representing the present value of payments due to Citizens International Management Services Company under a termination and consulting agreement. No such transaction has occurred during 1999.

   Depreciation and Amortization

         Depreciation and amortization charges increased to $8.9 million for the nine months ended September 30, 1999 from $8.6 million for the nine months ended September 30, 1998. Depreciation and amortization expense increased in functional currency terms by approximately 14% due to additional capital expenditures, however, due to the devaluation of the Hungarian Forint during the period, depreciation and amortization expense for the nine months ended September 30, 1999 has remained relatively consistent in U.S. Dollar terms with 1998 amounts.

   Management Fees

         There was no management fee expense for the nine months ended September 30, 1999 as compared to $2.5 million for the nine months ended September 30, 1998. This decrease is due to the termination of the management services agreement between the Company and Citizens International Management Services Company during 1998. The Company does not have any continuing management services agreements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


   Income (Loss) from Operations

         Income from operations increased to $11.3 million for the nine months ended September 30, 1999 compared to a loss from operations of $8.5 million for the nine months ended September 30, 1998. Adjusted for the termination charge in 1998, income from operations amounted to $2.7 million for the nine months ended September 30, 1998. Contributing to such improvements were higher revenues, lower operating and maintenance expenses and the elimination of the management fees described above during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, offset by increased depreciation and amortization charges during the period.

   Foreign Exchange Loss

         Foreign exchange losses increased $1.7 million to $2.0 million for the nine months ended September 30, 1999 from $0.3 million for the nine months ended September 30, 1998. Such foreign exchange losses resulted primarily from the devaluation of the Hungarian Forint against the U.S. Dollar during the period. This increase in foreign exchange losses during the period is due to the Company's restructuring of its debt obligations in May 1999. Prior to its restructuring, the Company had debt denominated in Hungarian Forints. The Company now has debt obligations denominated in U.S. Dollars and Euros, as well as Hungarian Forints. See "Liquidity and Capital Resources" below for information regarding the Company's debt restructuring during the period. See also "Inflation and Foreign Currency" and "Market Risk Exposure" below.

   Interest Expense

         Interest expense decreased to $26.0 million for the nine months ended September 30, 1999 from $34.1 million for the nine months ended September 30, 1998. This decrease was attributable to lower average debt levels during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This reduction in average debt levels outstanding during the period is due to the Company's restructuring of its debt obligations in May 1999. See "Liquidity and Capital Resources" below for information regarding the Company's debt restructuring during the period. The decrease also reflects lower interest rates paid on borrowings in U.S. Dollars and Euros, compared to Hungarian Forints.

   Interest Income

         Interest income increased to $1.2 million for the nine months ended September 30, 1999 from $0.4 million for the nine months ended September 30, 1998 primarily due to higher average cash balances outstanding during the period.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Other, net

         Other, expense amounted to $0.2 million for the nine months ended September 30, 1999 as compared to other, income of $0.8 million for the nine months ended September 30, 1998. The decrease during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is primarily due to an approximate $0.8 million gain recognized related to the termination of the former management services agreement between the Company and Citizens International Management Services Company during 1998. The Company does not have any continuing management services agreements.

Loss Before Extraordinary Items

         As a result of the factors discussed above, the Company recorded a loss before extraordinary items of $15.7 million, or $1.78 per share, during the nine months ended September 30, 1999 as compared to a loss of $41.8 million, or $7.90 per share, during the nine months ended September 30, 1998.

Extraordinary Item

         For the nine months ended September 30, 1999, the Company recorded an extraordinary item of $20.9 million comprised of extraordinary income of $27.1 million which consists of a $9.0 million gain on extinguishment of the liabilities the Company had with Citizens and a $18.1 million gain on extinguishment of all amounts due under a contractor financing facility, offset in part by a non-cash charge of $6.2 million related to the write-off of the remaining unamortized deferred financing costs and credits pertaining to the Original Postabank Credit Facility.

Net Income (Loss)

         As a result of the factors discussed above, the Company recorded net income of $5.2 million, or $0.59 per share for the nine months ended September 30, 1999 as compared to a net loss of $41.8 million, or $7.90 per share for the nine months ended September 30, 1998.


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

         Net cash provided by operating activities totalled $14.5 million during the nine months ended September 30, 1999 compared to $8.5 million during the nine months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, the Company used $4.1 million and $13.0 million, respectively, in investing activities, which was primarily used to fund the construction of the Company's telecommunications networks. Financing activities provided net cash of $1.0 million and $11.5 million for the nine months ended September 30, 1999 and 1998, respectively.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         On May 12, 1999, the Company entered into various agreements as part of a revision of its capital structure with the following parties: Postabank es Takarekpenztar Rt. ("Postabank"); Tele Danmark A/S ("Tele Danmark"); the Danish Investment Fund for Central and Eastern Europe (the "Danish Fund"); CU CapitalCorp and Citizens International Management Services Company, each of which is a wholly-owned subsidiary of Citizens Utilities Company (Citizens
Utilities Company and its subsidiaries are hereinafter referred to as "Citizens"). As a result of such agreements, the Company extinguished all of its obligations (i) to Postabank under the Company's October 1996 Credit Facility to Postabank (the "Original Postabank Credit Facility") in the amount of approximately $193 million and the amounts borrowed to settle a portion due under a contractor financing facility in the amount of approximately $16 million; (ii) to one of its contractors under a contractor financing facility in the amount of approximately $35 million; and (iii) to Citizens under a $8.4 million promissory note which was payable in 2004 and an obligation to pay Citizens $21 million in 28 quarterly installments of $750,000 each from 2004 through and including 2010. The effect of these transactions has been a significant reduction in the financial obligations of the Company. The Company has borrowed from Postabank $138 million ($134 million at current exchange rates) under a one-year dual currency bridge loan agreement in Hungarian Forints and Euros and $25 million pursuant to certain unsecured notes which mature in 2007. Some of the various agreements which were entered into as of May 12, 1999 are described herein. (The descriptions and summaries herein do not purport to be complete, and are subject to, and qualified in their entirety by, reference to each such agreement, copies of which have been previously filed).

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

         The Company and Postabank also entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which Postabank purchased 2,428,572 shares of the Company's common stock for an aggregate purchase price of $34 million. The Securities Purchase Agreement provides for one person designated by Postabank to be nominated for election to the Company's Board of Directors. Postabank cannot transfer its shares until the earlier of
(x) the repayment in full of all the obligations under the Bridge Loan Agreement or (y) May 10, 2000, and then Postabank can only transfer such shares

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


incrementally through 2003 subject to the Company's right of first refusal. The Company's right of first refusal expires in January 2003 and is assignable by the Company to any beneficial holder of more than 10% of the Company's outstanding common stock. The Company applied the proceeds from the stock issuance to the repayment of the Original Postabank Credit Facility. Pursuant to the Securities Purchase Agreement, the Company issued notes to Postabank in an aggregate amount of $25 million (the "Notes") with detachable warrants (the "Warrants"). The Notes accrue interest, which is payable semi-annually, at 4% plus the LIBOR rate for the applicable six month interest period. The Notes which mature in 2007 are transferable subject to applicable security laws. The Warrants which were issued pursuant to a series of Warrant Agreements between the Company and Postabank enable Postabank to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The Company has the right to terminate the Warrants in full or proportionately prior to January 1, 2004 provided that the Company repays a proportionate amount of the Notes and up to 7-1/2% of the aggregate principal amount of the Notes concurrently with the termination of the Warrants.

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

         The Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement') pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Preferred Stock, par value $0.001 (the "Preferred Shares"). In consideration for such shares, Citizens (i) transferred to the Company for cancellation a $8.4 million promissory note issued by the Company to Citizens which was to mature in 2004, (ii) forego half of the accrued interest due on the promissory note through May 15, 1999 and (iii) agreed to renounce and forego any rights whatsoever to any payment of the $21 million which was payable by the Company to Citizens in quarterly installments of $750,000 from 2004 through and including 2010. Citizens, as the holder of the Preferred Shares, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may redeem the Preferred Shares at any time. Citizens can convert each of the Preferred Shares into shares of the Company's common stock on a one for ten basis. The Citizens Stock Purchase Agreement provides that if the average closing price of the Company's

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


common stock for the twenty (20) trading days ending March 31, 2000 is less than $7.00 per share, then HTCC shall issue such number of HTCC Preferred Shares (with a value of $70 per share) equal in value to (i) 1,600,000 times (ii) $7.00 less the average closing price of HTCC common stock for such twenty (20) trading day period. The Citizens Stock Purchase Agreement also requires Citizens not to transfer any shares of HTCC common stock which it may hold prior to May 15, 2000 without the prior written consent of the Company and Postabank. Citizens also waived any and all preemptive and anti-dilution rights in connection with the transactions described above. As a result of the Stock Purchase Agreement with Citizens, the Company recorded extraordinary income of $9.0 million during the second quarter of 1999 which represented the gain on the extinguishment of the liabilities the Company had with Citizens.

         During 1996 and 1997, the Company entered into several construction contracts with a Hungarian contractor which totalled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. The contractor financed the financing facility through a facility provided by Postabank. As of December 31, 1998, the balance owed under the contractor financing facility was $36.6 million. On March 30, 1999, Postabank assumed HUF 7 billion plus accrued interest of HUF 348 million (approximately $30.9 million at historical exchange rates) of the Company's liability under the contractor financing facility from the contractor, due to the contractor's financial difficulties, and sold this debt back to the Company for HUF 3 billion (approximately $12.6 million at historical exchange rates). The purchase of the debt was financed by Postabank. On the same day, the Company purchased HUF 4 billion (approximately $16.8 million at historical exchange rates) of loans the contractor had with Postabank for HUF 900 million (approximately $3.8 million at historical exchange rates) and subsequently offset the booked value of the loans purchased of HUF 900 million (approximately $3.8 million at historical exchange rates) against the outstanding amounts owed to the contractor. The purchase of these loans was also financed by Postabank. As a result of the above transactions, the Company recorded an extraordinary gain of HUF 4.3 billion (approximately $18.1 million at historical exchange rates) during the second quarter of 1999 which reflects the extinguishment of all amounts due under the contractor financing facility.

         As a result of the agreements above, the Company currently has 11,981,579 shares of common stock outstanding. The following parties hold the following percentages of such shares: Postabank 20.3%; Tele Danmark 21.4%; the Danish Fund 10.7%; Citizens 19.2%; and others 28.4%. On a fully-diluted basis, the Company has 20,223,638 shares outstanding. The following parties hold the following percentages of such shares: Postabank 24.4%; Tele Danmark 12.7%; the Danish Fund 6.4%; Citizens 35.2%; and others 21.3%.

         The Company has suffered recurring losses, has a net capital deficiency, and has current liabilities in excess of current assets. As discussed above, the Company refinanced and restructured its debt and equity during the second quarter of 1999. As a part of the Company's debt refinancing, the Company has entered into a one-year $138 million ($134 million at current exchange rates) dual currency bridge loan with Postabank. The Company is currently evaluating various alternatives to refinance the bridge loan provided by Postabank as the loan is repayable on May 10, 2000. While the availability of long-term financing sources cannot be predicted with certainty, the Company believes that it will be able to resolve this issue during the next twelve months. However, there can be no assurance that the Company will be able to obtain long-term financing with commercially acceptable terms, or at all.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         These factors raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation and Foreign Currency

         Due to the strengthening of the U.S. Dollar on international currency markets during the period, the Hungarian Forint/U.S. Dollar exchange rate increased to 241.33 as of September 30, 1999, an effective year to date devaluation of 11.5%.

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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         The Project Team is examining the Company's telecommunications networks, IT business systems, and miscellaneous support systems. These systems include computers that support telephone services, bill production, customer accounting, plant records, payroll, and a variety of systems such as air conditioners and building entry systems. The project has five primary phases:
(I) inventory, (II) assessment, (III) remediation, (IV) testing and (V) contingency planning and certification. Phase I is complete and consisted of the development of a comprehensive working list which documents all software and microprocessor reliant materials used by the Company to ensure that phase II covers the entire population of potential Y2K issues. Phase II consisted of evaluating the inventory list developed during Phase I and determining which systems need replacement, modification or retirement during 1999. Phase II is complete. Phase III consisted of replacing those hardware and software components identified as non-compliant. Phase III is complete. Phase IV consisted of testing of existing and new hardware and software components and was completed by October. Test documents were used to verify vendor certificates and certify systems not covered by vendor contracts. Phase V consists of developing a written plan for alternative methods of completing critical processes should failure occur at the turn of the century. Contingency plans are being developed currently for all systems. Contingency plans will be documented using test results from the systems testing which has occurred. Written contingency plans were to be provided to the employees by September, however, due to some delays with vendor deliveries, testing was not completed until October. As a result, written contingency plans were not distributed to employees in September as originally planned. It is planned that contingency plans will be distributed to employees during the first week of December.

         The Company relies upon its network construction vendors to provide compliant hardware and software. The Project Team believes that compliance of the telephone switching systems and the automatic message accounting interface with the billing system present the most significant Y2K exposure for the Company. In cooperation with representatives from the switch manufacturers who are active members of the Project Team, the Project Team has developed a plan for Y2K Compliance of the switching systems. Both of the Company's switch manufacturers have provided the Company with switch upgrades and compliance certificates at this time. Testing of the switching/billing system Automatic Message Accounting ("AMA") interface was completed in the end of October. The new AMA interface processes are now being used in the Company's billing processes.

         The Company relies upon MATAV's telecommunication network for all long-distance interconnections. Should MATAV's telephone switching systems be non-Y2K compliant, the systems could fail resulting in lost revenue for the Company. The Company is working directly with MATAV to reduce the risk of failure. A member of the Project Team employed by one of the Company's telecommunications switching vendors also sits on MATAV's Y2K committee and is actively involved in the issue. The Company received a Y2K compliance letter from MATAV during the third quarter. MATAV was expected to provide the Company with certification for the 2 Megabyte ("2MB") backbone of the Company's internal wide area network by September. However, due to circumstances outside of the Company's control, the 2MB certification was not received in September. It is anticipated that the Company will receive the certification by the middle of November.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         During phase IV of the program, the Company's recently implemented Billing and Customer Care system was fully tested in cooperation with the vendor and Y2K compliance has been certified. The vendor has issued a compliance certificate.

         Various other IT systems have been identified to be replaced or upgraded in association with the Company's efforts to become Y2K compliant. All such systems have completed all phases of the project at this time. The Company maintains approximately 2 million lines of computer code developed internally which has been tested and modified during the third quarter. These programs, while providing convenience features for many departments within the company, are not critical to the Company's business processes.

         The Company originally estimated the total costs of remediation, which includes the replacement and/or upgrade of certain equipment would be approximately $785,000. However, due to recent agreements with its switch vendors, the Company was able to obtain Y2K switching upgrades for no cost. As a result, the original estimate of $785,000, has been reduced to approximately $125,000 as to the total costs of remediation. At this time, the Company has expensed approximately $95,000 for remediation of the Y2K problem, which is included in the Company's Consolidated Condensed Statement of Operations. Management cannot provide assurance that the result of the project or that the remediation costs will not be materially different from estimates. Accordingly, contingency plans are currently being developed to address high-risk systems. The contingency plans were expected to be in place by the end of the third quarter of 1999, however due to some delays with vendor deliveries, testing was not completed until the end of October. As a result, contingency plans will be focused on during November and in place by the first week of December.

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

Market Risk Exposure

         The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 75% of operational costs are Hungarian Forint based and are therefore subject to exchange rate variability between the Hungarian Forint and U.S. Dollar. This variability is mitigated by several factors, including the Hungarian National Bank policy to peg the Hungarian Forint to a currency basket and the telecommunications pricing law. The "crawling peg" policy of the National Bank of Hungary maintains a scheduled daily devaluation of the Hungarian Forint through a currency basket consisting of 70% Euros and 30% U.S. Dollars. The Hungarian Forint is allowed to trade within 2.25% of the mid-point of this trading band. The Hungarian government devaluation policy for 1999 has been 0.6% per month for January through June, 0.5% per month for July through September and is 0.4% per month for October through December, totaling approximately 6.5% for the year. It should be noted however, that due to the strengthening of the U.S. Dollar on international currency markets during the period, the Hungarian Forint/U.S. Dollar exchange rate increased to 242.27 as of November 1, 1999, an effective year to date devaluation of 11.9%. The telecommunications pricing law allows prices to increase by the Consumer Price Index (CPI) adjusted for an efficiency factor of up to 2%. Thus, to the extent that adjusted CPI follows devaluation, revenues are somewhat insulated from exchange rate risk.

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

         The Company is also exposed to exchange rate risk in so far as the Company has debt obligations in other than the functional currency of its majority owned Hungarian subsidiaries. Given the Company's debt obligations, which include Euro and U.S. Dollar denominated debt, if a 1% change in Hungarian Forint/Euro exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $264,000. If a 1% change in Hungarian
Forint/U.S. Dollar exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $250,000.

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Item 1.  Legal Proceedings

         None.

Item 2.  Change in Securities and Use of Proceeds

         None.

Item 3.  Default Upon Senior Securities

         (a)      None.

         (b) On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Utilities Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of September 30, 1999, the total arrearage on the Preferred Shares was $41,000.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

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

                                      Hungarian Telephone and Cable Corp.



November 11, 1999                     By:  /s/Ole Bertram
                                           Ole Bertram
                                           Chief Executive Officer and President



November 11, 1999                     By:  /s/William McGann
                                           William McGann
                                           Chief Accounting Officer,
                                           Controller and Treasurer

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                                Index to Exhibits

Exhibit No.                Description

27.1                       Financial Data Schedule