Form 10-K
period 1999-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2000-04-13
CIK 889949

Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                       OR
[  ]     TRANSITIONAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d)OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

Registrant's telephone number, including area code: (203) 348-9069

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Common Stock, par value $.001 per share         American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 11, 2000, 12,009,479 shares of the Registrant's Common Stock were outstanding, of which 12,007,179 were held by non-affiliates of the Registrant. The aggregate market value of the Registrant's Common Stock held by non-affiliates, computed by reference to the closing price of the Common Stock on the American Stock Exchange as of April 10, 2000, was $92,305,189. The exclusion of shares owned by any person from such amount shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                       Documents Incorporated by Reference

         Part III - Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1999.

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

                                     PART I

         In this Part I of Form 10-K, all references to "$" or "U.S. dollars" are to United States dollars all references to EUR are to euros and all references to "HUF" or "forints" are to Hungarian forints. Certain amounts stated in euros and forints herein also have been stated in U.S. dollars solely for the informational purposes of the reader, and should not be construed as a representation that such forint amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise stated or the context otherwise requires, such amounts have been stated at December 31, 1999 exchange rates. The forint/U.S. dollar middle exchange rate as of December 31, 1999 was approximately 252.52 forints per U.S. dollar.

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

         The Company acquired its concession rights from the Hungarian Ministry of Transportation, Telecommunications and Water Management (the "Ministry") for $11.5 million (at historical exchange rates) and purchased the existing telecommunications infrastructure in the Operating Areas, including approximately 61,400 access lines, from Magyar Tavkozlesi Rt. ("Matav"), the formerly State-controlled monopoly telephone company, for $23.2 million (at historical exchange rates). Kelet-Nograd Com Rt. ("KNC") and Raba Com. Rt. ("Raba-Com"), two of the Operating Companies, acquired the existing telecommunications assets in their respective Operating Areas in the first quarter of 1995, while Papa es Tersege Telefon Koncesszios Rt. ("Papatel") and Hungarotel Tavkozlesi Rt. ("Hungarotel"), the other two Operating Companies, acquired the existing telecommunications assets in their respective Operating Areas on January 1, 1996. Since the acquisition of such existing networks, the Operating Companies have incurred capital expenditures through December 31, 1999 of $181 million (at historical exchange rates) to expand and upgrade their network facilities which has resulted in the completion of a modern communications network in each of the Operating Areas, which networks include new digital switches and increased network capacity, utilizing the latest in communications transmission technology. As of December 31, 1999, the Company's telecommunications networks had approximately 200,500 access lines in service (including pay phones). The completion of the Company's network construction program has resulted in the addition of approximately 139,100 new access lines in service (including pay phones) to the 61,400 access lines acquired from Matav and the replacement of all of the 10,810 manual exchange lines acquired from Matav.

         The  Company  completed  its  network  modernization  and  construction program in each of its Operating Areas primarily through turnkey construction contracts with Siemens Telefongyar Kft., Ericsson Technika and Fazis Telecommunication System Design and Construction Corporation. The Company's networks now have the capacity, with some additional capital expenditures, to provide basic telephone services to virtually all of the estimated 276,500 homes and 36,200 business and other institutional subscribers (including government institutions) within its Operating Areas. The build-out was primarily financed through a $170 million credit facility with Postabank es Takarekpenztar (the
"Original Postabank Credit Facility"), a Hungarian commercial bank ("Postabank"), which was subsequently refinanced and a $47.5 million contractor financing facility. See "- Revision of Capital Structure," "- Recent Developments," Item 3 "Legal Proceedings," Item 7 Management Discussion and Analysis of Financial Conditions and Results of Operations - Introduction" and Notes 1(a) and 10(d) of Notes to Consolidated Financial Statements.

         The following table sets forth certain information as of December 31, 1999 with respect to each of the Operating Companies.

                                       Raba-Com      KNC       Papatel    Hungarotel    Total

Population                              65,300      146,400     64,000     398,500     674,200
Residences                              26,300       59,600     24,000     166,600     276,500
Businesses and other(1)                  4,300        6,300      3,300      22,300      36,200
Access lines in operation:
     Residential                        19,800       40,400     17,400      97,300     174,900
     Business and other(2)               2,500        5,900      2,200      15,000      25,600
                                      --------     --------   --------   ---------    --------
           Total                        22,300       46,300     19,600     112,300     200,500
Pay phones                                 165          477        195       1,079       1,916
Population Penetration rate(3)            34.2          31.6       30.6        28.2        29.7
Residential Penetration rate (4)          75.3          67.8       72.5        58.4        63.3
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

       The following table sets forth the number of access lines served by each of the Operating Companies at takeover from Matav and at the end of 1995, 1996, 1997, 1998 and 1999.


                      Takeover          1995          1996         1997        1998        1999
                      --------          ----          ----         ----        ----        ----

Raba-Com               2,500(1)         5,100        14,000       20,600       21,400     22,300
KNC                   13,000(1)        14,200        20,500       35,500       40,000     46,300
Papatel                3,800(2)         3,800        11,100       17,000       18,300     19,600
Hungarotel 42,100(2)  42,100           47,800       102,000      105,300      112,300
                  ----------       ----------     ---------    ---------    ---------   --------
     Total            61,400           65,200        93,400      175,100      185,000    200,500


(1)  1st Quarter 1995
(2)  Year-End 1995


The Republic of Hungary

         Hungary is located in Central Europe bordering on Austria, Slovenia, Croatia, Yugoslavia, Romania, Ukraine and Slovakia. Six West European capitals are within a one-hour flight. Its total area is approximately 93,030 square kilometers. It has 10.1 million inhabitants, approximately 2 million of whom reside in Hungary's capital, Budapest.

         For nearly 40 years, Hungary was under central state control with a one-party government and a centrally planned economy. Democracy was restored and the foundations of a market economy were built between 1988 and 1990. Free elections were held in 1990. Today, Hungary has a parliamentary democracy with a single-chamber National Assembly. As a result of a large scale privatization effort, private enterprise has become the basis of the Hungarian economy.

         Today, Hungary is considered the most developed country in Central Europe. Since 1989, foreign direct investment has been approximately $20 billion. Foreign direct investment was approximately $2 billion in 1999 and is expected to stay at that level in 2000. On a per capita basis, Hungary has been the largest Central European recipient of foreign direct investment since the transition to a market economy. In comparison to Poland and the Czech Republic, Hungary received (on a per capita basis) nearly 3 times the level of foreign direct investment of Poland and twice that of the Czech Republic.

         Since 1995, the Hungarian government has embarked on an economic stabilization effort aimed at putting the economy on a sustainable path of low-inflationary growth. Hungary has experienced the following annual GDP growth rates since the initiation of that effort: 1.7% in 1995; 1.3% in 1996; 3.5% in 1997; 5% in 1998, and 4.9% in 1999. The unemployment rate has gradually decreased from 11.1% in 1995 to 7.0% in 1999. The Hungarian inflation rate has been steadily decreasing as well as evidenced by the following declining annual inflation rates: 28.2% in 1995; 23.6% in 1996; 18.2% in 1997; 14.5% in 1998; and
10.0% in 1999.

         In March 1998, Hungary's application for membership in the European Union ("EU") was accepted. Hungary is now in the process of negotiating the terms of its official accession into the EU. Hungary is not expected to become a member of the EU until 2003 at the earliest. In March 1999, Hungary joined the North Atlantic Treaty Organization. Hungary is also a member of the World Trade Organization.

Overview of Hungarian Telecommunications Industry

    Early State of Hungarian Telecommunications Industry

        In 1989, the state-owned Post, Telegraph and Telephone ("PTT") was divided into three separate companies: the Hungarian Broadcasting Company ("Antenna Hungaria"), the Hungarian Post Office ("Magyar Posta") and Matav. The Hungarian PTT was historically the exclusive provider of telecommunications services in Hungary. The Hungarian telecommunications market was significantly underdeveloped without the necessary investment in the telecommunications infrastructure necessary to achieve a comparable level of teledensity to that of Western Europe. As of December 31, 1995, Hungary had a basic telephone penetration rate of approximately 21 telephone access lines per 100 inhabitants compared to a European Union average of approximately 48 access lines per 100 inhabitants and a United States average of approximately 60 access lines per 100 inhabitants. Of such access lines in Hungary, approximately 40% were located in Budapest (in which approximately 20% of Hungary's population resides). In the Company's Operating Areas, access line penetration was approximately nine access lines per 100 inhabitants as of December 31, 1995. By comparison, basic telephone penetration rates in other Eastern European countries such as the Czech Republic, Poland, Slovakia and Bulgaria, as of December 31, 1995, were 23, 15, 21 and 28 access lines per 100 inhabitants, respectively.

    Privatization of Matav and Local Telephone Service

         Beginning in 1992, the Hungarian government began the process of privatizing Hungary's telecommunications industry by selling an initial 30% stake in Matav (raised to 67% in 1995) to a consortium called MagyarCom, a company wholly owned by Deutsche Telekom AG, the German public telephone operator ("Deutsche Telekom"), and Ameritech, the United States based telecommunications company. In 1997 Matav completed its initial public offering pursuant to which MagyarCom's stake in Matav was reduced to approximately 60% and the Hungarian State's stake was reduced to approximately 6%. The Hungarian State also retained certain shareholder rights by retaining one "Golden Share." In 1999 the Hungarian State sold its remaining 6% ownership interest in Matav but retained its "Golden Share." As of December 31, 1999, MagyarCom owned 59.5% of Matav while 40.5% was publicly traded.

         In  1992  the   Ministry   divided   the   country   into  54   primary
telecommunications service areas in order to take some of such primary telecommunications service areas out of Matav's national network with respect to the provision of local basic telephone service while allowing Matav to continue its monopoly in the provision of domestic and international long distance services. In 1993, the Ministry solicited bids for concessions to build, own and operate telecommunications networks in the 25 service areas which had been chosen to exit the Matav system. As of December 31, 1999, 23 of the 25 concessions for which the Ministry solicited bids had been awarded. Holders of those concessions today (each a Local Telephone Operator, "LTO", and together the "LTOs") include: the Company (presently 5 areas); United Telecom Investment Rt. ("UTI"), a consortium formed by Alcatel Austria AG and US Telecom East, Inc. (4 areas); Vivendi-Telecom Hungary ("Vivendi") owned by affiliates of Vivendi SA of France and General Electric Capital Corp. (5 areas); an affiliate of United Pan-Europe Communications NV ("UPC") (1 area); a consortium comprised of Bezeq, the Israeli PTO, and Matav (3 areas); and Matav (5 areas). Matav also retained the rights to service 2 areas for which there were no successful bidders. Each of the LTOs (including Matav) received 25 year licenses to provide local basic telephone service with exclusivity rights in their respective concessions through 2002 (2001 in the case of Matav except for 5 areas in which Matav has exclusivity rights through 2002). In addition to the fees paid to the government which aggregated approximately $80.0 million (at historical exchange rates), each of the non-Matav LTOs negotiated a separate asset purchase agreement with Matav for each concession area's existing basic telephone plant and equipment, which led to the transfer of approximately 260,000 access lines from a total of
1.2 million access lines in the Matav system. Matav's concession areas presently cover approximately 75% of Hungary's population and approximately 70% of its geographic area.

    Cellular Service

         In addition to the liberalization of basic telephone services, the Ministry also initially selected two consortia to provide nationwide cellular telephone services. A consortium comprised of Matav and MediaOne Group Inc., formerly part of U.S. West, was granted two licenses to provide both analog (NMT-450) ("Westel 450") and digital (GSM-900) ("Westel 900") services while Pannon GSM Tavkozlesi ("Pannon") was granted a license to provide only digital cellular services. Pannon's shareholders include Telenor Invest A/S, Norway (25.8%); Tele Danmark A/S (6.6%); Sonera Holding NV (23%), Media Tel Holding Rt. (15.2%); and KPN NV, the Dutch phone company ("KPN") (29.4%). In 1999, MediaOne announced that it was going to sell its holdings in Westel 450 and Westel 900 to Deutsche Telekom. Matav has announced that it intends to exercise an option it has to purchase the interests in Westel 450 and Westel 900 that Deutsche Telekom is acquiring from MediaOne.

         In June 1999, a consortium comprised of Vodaphone Air Touch Plc. (50.1%), RWE Telliance (19.9%), Antenna Hungaria (20%) and Magyar Posta (10%) (together, "Vodaphone") was the winning bidder for a digital 1800-megahertz (or DCS frequency) mobile phone license. It began operations in late 1999.

    Domestic and International Long Distance Services

         At the end of 2001, Matav's right to provide exclusive domestic and international long distance voice transmission is due to expire. In 1998, to further stimulate future competition in this market, the Ministry awarded Pan-Tel Rt., a newly formed Hungarian company ("Pan-Tel"), the licenses to provide such services as data transmission, voice mail and other services which are not subject to exclusive concessions. Pan-Tel started building its telecommunications network in 1998 which network is nearly complete. The current shareholders of Pan-Tel include MAV Rt. (the Hungarian railway company) (25.1%), PT Investment Holding Company (25.9%) and KPN (49%).

    The Hungarian Telecommunications Industry Today

         The Ministry recently announced that it will revise its laws in 2000 regarding the regulation of the telecommunication market in accordance with European Union standards. The regulation of telephony, cable television and the Internet would be affected. However, the Company does not expect that the exclusivity period of its concession rights will be affected.

        Since the privatization of the Hungarian telecommunications market, the LTOs and Matav have spent approximately $822 million as of September 30, 1998 (at September 30, 1998 exchange rates) to build modern state-of-the-art telecommunications networks throughout Hungary. As a result of such construction, Matav had approximately 2.9 million access lines connected to its telecommunications networks and the other LTOs (including the Company) had over 800,000 access lines connected to their telecommunications networks as of December 31, 1999.

        In the mobile telecommunications marketplace, Westel 450 and Westel 900 had 98,000 and 842,000 subscribers, respectively, as of December 31, 1999. Pannon had approximately 669,000 subscribers as of December 31, 1999.

        Due to the completion of the Company's network modernization and construction program, access line penetration in the Company's Operating Areas has increased to 30 access lines per 100 inhabitants as of December 31, 1999. Given that the Company's, Matav's, and the other LTOs' investments in the Hungarian telecommunications market over the last several years produced a significant increase in the overall penetration rate in Hungary to approximately 34% as of December 31, 1999 and the expansion of the mobile telecommunications market, the Company expects to benefit from a continued increase in the use of its telecommunications services by its customer base as the overall Hungarian telecommunications market continues to expand. See also "- Competition."

     HTCC and its Operating Companies

         In 1994, the Ministry awarded KNC and Raba-Com concession rights to construct local telephone exchanges and provide non-cellular local voice telephone services for a period of 25 years, with exclusivity for the first eight years. The Company subsequently acquired two other Operating Companies, Hungarotel and Papatel, that had been awarded substantially identical concession rights by the Ministry. Matav continues to be the sole provider of domestic and international long distance non-cellular voice telephone services through 2001.

         HTCC conducts its operations through the Operating Companies. Set forth below is an organizational chart of the Company and its principal stockholders as of April 11, 2000. Share ownership percentages of HTCC are based on shares of HTCC's common stock (the "Common Stock") owned as of April 11, 2000, without giving effect to outstanding options or warrants. Additionally, ownership percentages for the Operating Companies do not give effect to future Hungarian equity ownership requirements. See "-Regulation - Hungarian Equity Ownership Requirements."

                                    [CHART]









         HTCC was organized under the laws of the State of Delaware on March 23, 1992. The Common Stock is traded on the American Stock Exchange under the symbol "HTC." The Company's United States office is located at 100 First Stamford Place, Stamford, Connecticut 06902; telephone (203) 348-9069. As of May 1, 2000, the U.S. offices will be at Suite 32, Tokeneke Center, 30 Center Street, Darien, CT 06820. The Company's principal office in Hungary is located at Terez krt. 46, H-1066, Budapest; telephone (361) 474-7700.

Certain Stockholders

         The  Company  has  benefited  from  the  extensive   telecommunications
experience and capabilities of certain of its stockholders. Set forth below is a brief description of such stockholders.

     Citizens Utilities Company

         Citizens Utilities Company (together with its subsidiaries, "Citizens") is a New York Stock Exchange listed company which provides telecommunications services and public services including gas distribution, electric distribution, water distribution and wastewater treatment services to approximately 1.9 million customers. Citizens also owns 82% of Electric Lightwave, Inc. (NASDAQ:
ELIX), a facilities-based, integrated communications provider that offers a broad range of services to telecommunications-intensive businesses throughout the United States. During 1999, Citizens announced that it had entered into various agreements to purchase approximately 900,000 telephone access lines from GTE Corp. and US West Communications, Inc. In addition, Citizens announced that it was divesting its public services businesses and that it had entered into agreements to sell its electric and water and wastewater operations. Citizens plans to use the proceeds from the divestitures to fund the acquisitions. At December 31, 1999, Citizens had $5.8 billion of total assets and $2.1 billion in shareholders' equity. For the year ended December 31, 1999, Citizens had $1.1 billion of revenues from continuing operations and $144.5 million of net income.

         In May 1995, Citizens purchased 300,000 shares of Common Stock from a former executive officer of the Company and has since acquired an additional 1,902,908 shares of Common Stock and 30,000 shares of the Company's Series A Preferred Stock convertible into 300,000 shares of Common Stock, pursuant to certain agreements entered into with HTCC (as amended and restated in certain cases to date, the "Citizens Agreements"). Citizens also purchased 103,000 shares of Common Stock on the open market bringing its ownership of the outstanding Common Stock as of April 11, 2000, to 19.2%. In addition, as a result of the Citizens Agreements, Citizens has received certain options to purchase 4.5 million shares of Common Stock. These options expire on September 12, 2000, with per share exercise prices ranging from $12.75 to $18.00. The Citizens Agreements provide Citizens with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest on a fully diluted basis. Assuming the exercise of all of its outstanding rights and options to purchase Common Stock as of April 11, 2000, Citizens would own 35.1% of the outstanding Common Stock on a fully-diluted basis. For a more detailed description of some of the Citizens Agreements, see Notes 11 and 15 of Notes to Consolidated Financial Statements, Item 13 "Certain Relationships and Related Party Transactions," Item 12 "Security Ownership of Certain Beneficial Owners and Management," "- Revision of Capital Structure" and "- Recent Developments."

     Tele Danmark A/S

         Tele Danmark A/S (together with its affiliates, "Tele Danmark") is the preeminent provider of telecommunications services in Denmark. Tele Danmark provides a full range of telecommunications services in Denmark, including landline and cellular telephone services, data communications, Internet, leased lines, directory and operator services and cable television. Domestic operations include 3,628,000 telephone subscriber lines, 1,311,000 cellular users, 825,000 cable television customers and 393,000 Internet dial-up customers.

         At December 31, 1999, Tele Danmark had total assets of Danish Kroner 54,625 billion (approximately $7.0 billion at current exchange rates) and shareholders' equity of Danish Kroner 21,456 (approximately $2.7 billion at current exchange rates). During 1999, Tele Danmark had net income of Danish Kroner 3,513 billion (approximately $452 million at current exchange rates) on net revenues of Danish Kroner 38,206 billion (approximately $4.9 billion at current exchange rates.)

         Tele Danmark's activities abroad have been an important growth areas over the last several years. Tele Danmark operates in 12 European countries. International operations accounted for more than 42% of Tele Danmark's net revenues in 1999. Tele Danmark has investments in the Nordic region, continental Western Europe as well as Central and Eastern Europe--among them Belgagom (Belgium), Ben (the Netherlands), Sunrise (Switzerland), Talkline (Germany), Polkomtel (Poland), Contactel (the Czech Republic) and UMC (Ukraine). In Hungary, Tele Danmark also holds a 6.6% stake in Pannon, one of the three digital cellular phone providers in Hungary.

         As a result of certain agreements between the Company and Tele Danmark (the "Tele Danmark Agreements"), the Company has issued 2,565,587 shares of Common Stock to Tele Danmark. As of April 11, 2000, Tele Danmark owned 21.3% of the Company's outstanding Common Stock. The Tele Danmark Agreements provide Tele Danmark with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest of the outstanding Common Stock. For a more detailed description of some of the Tele Danmark Agreements, see Notes 8 and 11 of Notes to Consolidated Financial Statements, Item 13 "Certain Relationships and Related Party Transactions," Item 12 "Security Ownership of Certain Beneficial Owners and Management," "- Revision of Capital Structure," and "- Recent Developments."

         Tele Danmark's stock trades on the Copenhagen Stock Exchange and the New York Stock Exchange. SBC Communications of San Antonio, Texas owns 42% of the shares, with the remaining shares held by individual and institutional shareowners all over the world.

    Postabank Rt.

         Postabank was established in 1988 and provides a wide range of commercial and retail banking services to its private and corporate customers in Hungary. The bank has achieved significant growth since its inception. As of December 31, 1999, its total assets were HUF 330 billion ($1.3 billion). Today it is the fifth largest Hungarian financial institution in terms of total assets and second in retail deposits with a 10% market share (6% market share in corporate loans).

         In October 1996, the Company entered into a $170 million 10-Year Multi-Currency Credit Facility with Postabank (the "Original Postabank Credit Facility"). In May 1999, as part of a revision of its capital structure, the Company issued 2,428,572 shares of Common Stock, warrants to purchase 2,500,000 shares of Common Stock and notes in the aggregate amount of $25 million to Postabank. The Company also entered into a $138 million Dual-Currency Bridge Loan Agreement with Postabank (the "Postabank Bridge Loan Agreement"). As a result of such issuances and other agreements, the Company paid off the balance on the Original Postabank Credit Facility and terminated such agreement. The Company expects to pay off the outstanding balance on the Postabank Bridge Loan Agreement with the proceeds of a syndicated loan agreement.

         As of April 11, 2000, Postabank owned 20.2% of the outstanding Common Stock and 24.3% of the outstanding Common Stock on a fully diluted basis. For a more detailed description of some of the Postabank Agreements, see Notes 4, 5, 6 and 19 of Notes to Consolidated Financial Statements, Item 13 "Certain
Relationships and Related Party Transactions," Item 12 "Security Ownership of Certain Beneficial Owners and Management," "- Revision of Capital Structure" and "- Recent Developments."

    The Danish Investment Fund for Central and Eastern Europe

         The Investment Fund for Central and Eastern Europe (the "Danish Fund") is a Danish government initiated and financed investment fund founded in 1989 by the Ministry of Foreign Affairs. The purpose is to promote Danish direct investments in Central and Eastern Europe and to enhance the possibilities for closer cooperation between Danish and Central and Eastern European companies. The Danish Fund engages in projects via equity capital and/or loans in joint ventures with a participation of one or more Danish companies. The Danish Fund has experience in Hungary (currently four projects) and in particular the Hungarian telecommunications sector, as it has been involved in Pannon from 1994 to 1996 and in two of the Operating Companies from 1994 to 1997. As of April 11, 2000, the Danish Fund owned 10.7% of the outstanding Common Stock. See Note 8 of Notes to Consolidated Financial Statements.

    International Finance Corporation

         The International Finance Corporation (the "IFC") is the private-sector financing organization of the World Bank, a global cooperative which provides financial and other aid to developing countries. The IFC owns 20.0% of the capital stock of Papatel.

Revision of Capital Structure

         In May 1999, the Company entered into various agreements as part of a revision of its capital structure with the following parties: Postabank; Tele Danmark; the Danish Fund; and CU CapitalCorp and Citizens International Management Services Company, each of which is a wholly-owned subsidiary of Citizens Utilities Company. As a result of such agreements, the Company extinguished all of its obligations (i) to Postabank under the Original
Postabank Credit Facility in the amount of approximately $193 million and the amounts borrowed to settle a portion due under a contractor financing facility in the amount of approximately $16 million; (ii) to one of its contractors under a contractor financing facility in the amount of approximately $35 million; and
(iii) to Citizens under a $8.4 million promissory note which was payable in 2004 and an obligation to pay Citizens $21 million in 28 quarterly installments of $750,000 each from 2004 through and including 2010. The Company borrowed $138 million from Postabank under a one-year Dual-Currency Bridge Loan Agreement in Hungarian forints and euros and $25 million pursuant to certain unsecured notes which mature in 2007. Some of the various agreements which were entered into as of May 10, 1999 are described herein. (The descriptions and summaries herein do not purport to be complete, and are subject to, and qualified in their entirety by, reference to each such agreement, copies of which are filed as exhibits hereto. See Item 14 below).

         The Company and Postabank entered into a Dual-Currency Bridge Loan Agreement (the "Postabank Bridge Loan Agreement") pursuant to which HTCC's subsidiaries borrowed the equivalent of $111 million in Hungarian forints (at historical exchange rates) and $27 million in euros (at historical exchange rates) which funds were applied to the repayment of the Original Postabank
Credit Facility. The loan is repayable by May 2000. HTCC and one of its subsidiaries, HTCC Consulting Rt. were guarantors for the HTCC subsidiaries under the Postabank Bridge Loan Agreement. The Company pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Postabank Bridge Loan Agreement. The Company and Postabank entered into a series of agreements to secure such obligations under the Postabank Bridge Loan Agreement. On April 11, 2000, the Company entered into a EUR 130 million senior security syndicated bank credit facility which funds will be used to pay off the Postabank Bridge Loan Agreement. See " - Recent Developments."

         The Company and Postabank also entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which Postabank purchased 2,428,572 shares of Common Stock for an aggregate purchase price of $34 million. The Securities Purchase Agreement provides for one person designated by Postabank to be nominated for election to the Company's Board of Directors. Postabank cannot transfer its shares until the earlier of (x) the repayment in full of all the obligations under the Postabank Bridge Loan Agreement or (y) May 10, 2000, and then Postabank can only transfer such shares incrementally through 2003 subject to the Company's right of first refusal. The Company's right of first refusal expires in January 2003 and is assignable by the Company to any beneficial holder of more than 10% of the Company's outstanding Common Stock. The Company applied the proceeds from the stock issuance to the repayment of the Original Postabank Credit Facility. Pursuant to the Securities Purchase Agreement, the Company issued notes to Postabank in an aggregate amount of $25 million (the "Notes") with detachable warrants (the "Warrants"). The Notes accrue interest, which is payable semi-annually, at 3-1/2% plus the LIBOR rate for the applicable six month interest period. The Notes which mature in 2007 are transferable subject to applicable security laws. The Warrants which were issued pursuant to a series of Warrant Agreements between the Company and Postabank enable Postabank to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The Company has the right to terminate the Warrants in full or proportionately prior to January 1, 2004 provided that the Company repays a proportionate amount of the Notes and up to 7-1/2% of the aggregate principal amount of the Notes repaid concurrently with the termination of the Warrants.

         The Company and Tele Danmark entered into a Stock Purchase Agreement (the "TD Stock Purchase Agreement") pursuant to which the Company issued 1,571,429 shares of Common Stock in exchange for $11 million. The Company applied the proceeds from the TD Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility. Tele Danmark agreed not to transfer the shares to any party prior to May 11, 2000 without the prior written consent of the Company.

         The Company and the Danish Fund entered into a Stock Purchase Agreement (the "Danish Fund Stock Purchase Agreement") pursuant to which the Company issued 1,285,714 shares of Common Stock in exchange for $9 million. The Company applied the proceeds from the Danish Fund Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility. The Danish Fund agreed not to transfer the shares to any party except for Tele Danmark prior to May 11, 2000 without the prior written consent of the Company.

         The Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement') pursuant to which the Company issued to Citizens 1,300,000 shares of Common Stock and 30,000 shares of the Company's
Series A Preferred Stock, par value $0.001 (the "Preferred Shares"). In consideration for such shares, Citizens (i) transferred to the Company for cancellation a $8.4 million promissory note issued by the Company to Citizens which was to mature in 2004, and (ii) agreed to renounce and forego any rights whatsoever to any payment of the $21 million which was payable by the Company to

Citizens in quarterly installments of $750,000 from 2004 through and including 2010. Citizens, as the holder of the Preferred Shares, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may redeem the Preferred Shares at any time. Citizens can convert each of the Preferred Shares into shares of the Company's common stock on a one for ten basis. The Citizens Stock Purchase Agreement requires Citizens not to transfer any shares of HTCC common stock which it may hold prior to May 15, 2000 without the prior written consent of the Company and Postabank. Citizens also waived any and all preemptive and anti-dilution rights in connection with the transactions described above.

Recent Developments

    The April 2000 Syndicated Credit Facility

         On April 11, 2000, the Company entered into a EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement") with a European banking syndicate which was arranged by Citibank N.A. ("Citibank") and Westdeutsche Landesbank Girozentrale ("WestLB"). The Company intends to draw down the entire EUR 130 million ($124 million at current exchange rates), which funds will be used in their entirety, along with another $6 million of other Company funds, to pay off the entire outstanding balance (EUR 128 million, approximately $122 million at current exchange rates) of the Postabank Bridge Loan Agreement which will result in the termination of the Postabank Bridge Loan Agreement which matures on May 12, 2000, as well as fees associated with the Debt Agreement. The borrowers under the Debt Agreement are the Operating Companies who were the borrowers under the Postabank Bridge Loan Agreement. The Debt Agreement and some of the related agreements are described below. (The descriptions and summaries herein do not purport to be complete, and are subject to, and qualified in their entirety by, reference to each such agreement, copies of some of which are filed as exhibits hereto. See Item 14 below).

         The Debt Agreement has two facilities. Facility A is a floating rate term loan in the amount of EUR 125 million (the "Term Facility") which principal is repayable semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amounts of the principal repayments on the Term Facility are to be an escalating percentage of the amounts drawn down (EUR 125 million). Any amounts borrowed under the Term Facility have to be drawn down within thirty days of the execution of the Debt Agreement in either euros or Hungarian forints. The Company intends to borrow the full EUR 125 million, or its equivalent in euros and Hungarian forints. Any amounts borrowed in Hungarian forints are repayable in Hungarian forints. The Term Facility loans denominated in euros accrue interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The portion of the Term Facility loan denominated in Hungarian forints accrues interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for the portion of the Term Facility loans denominated in euros is, at the Company's option, one, three or six months. The Company intends to choose six months. The applicable interest period for the portion of the Term Facility loans denominated in Hungarian forints is, at the Company's option, in one or three months. The Company intends to choose three months. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.15% subject to the financial performance of the Company as measured by the ratio of the Company's senior debt to its earnings before interest, taxes, depreciation and amortization.

         Facility B is a floating rate revolving loan in the amount of EUR 5 million (the "Revolving Facility") which can only be drawn down in euros. The

Revolving Facility will be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility is available until December 31, 2007. The Company intends to borrow the full amount of the Revolving Facility to pay off the balance of the Postabank Bridge Loan Agreement and fees associated with the transaction. The principal amount borrowed under the Revolving Facility is due at the end of each interest period at which point the Company can, subject to certain conditions, roll over the amount of principal borrowed. The applicable interest period for the Revolving Facility is, at the Company's option, one, three, or six months. The Company intends to choose six months. Interest is payable at the end of each interest period calculated similar to a Term Facility loan denominated in euros.

         As part of the Debt Agreement, the Company is required to hedge at least 50% of the euro borrowings until a minimum of 50% of Facility A has been cancelled, prepaid or repaid. Dependent on its cash flow, commencing in 2001, the Company will be required to prepay the equivalent of $25 million on Facility A until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing.

         The Company is obligated to pay a commitment fee equal to the lower of .75% or 50% of the Applicable Margin on any available unused commitment. Since the Company intends to borrow the full amount of the Debt Agreement soon, there is no commitment fee payable at the present time. The Company will pay an arrangement fee in the amount of EUR 2,665,000 (approximately $2.5 million at current exchange rates) and an agency fee in the amount of $60,000. HTCC and one
of  its  subsidiaries,   HTCC  Consulting  Rt.,  are  guarantors  for  the  HTCC
subsidiaries under the Debt Agreement. The Company pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Debt Agreement. The Company and Citibank Rt.(as security agent) entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement. The Debt Agreement contains the customary representation and warranties. The
Company  is  subject  to  some  restrictive  covenants  including   restrictions
regarding the ability of the Company to pay dividends, borrow funds, merge with another company and dispose of its assets. The Debt Agreement contains the customary events of default, which would trigger early repayment of the balance on the Debt Agreement including those related to a change of control. If prior to the later of December 31, 2001 or the Trigger Date (as defined below), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund no longer own, in the aggregate, at least 30.1% of the outstanding Common Stock, the Company would be in default under the Debt Agreement. Tele Danmark and the Danish Fund currently own 32.1% of the outstanding Common Stock. The Trigger Date is defined as the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than
3.5 to 1. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Agreement.

Strategy

         The Company's primary focus is to continue to increase call revenues and reduce operating costs while continuing to add residential and business customers to its networks. To accomplish these goals, the Company is continuing its efforts to expand its product and service offerings to its entire customer base, increase its operational efficiencies and increased its marketing efforts. The Company has implemented the following operational strategies in order to further its business objectives.

     Revenue Growth

         The Company intends to continue to increase its call revenues by increasing the usage of its product and service offerings by both its residential and business customers. Since the availability of modern telecommunications services is a relatively new phenomena in Hungary, the key factor in increasing the usage is educating both customer segments on the availability and benefits of the Company's products and services. For the residential customers, the Company is focusing its efforts on educating the residential customer on the availability of such products and services as voice mail, caller ID and call waiting, which are all new to the Company's residential customer base. The Company is also highlighting the benefits of the Internet and encouraging its use by offering special discounted rates for Internet usage. One of the tools that the Company is deploying to increase customer awareness of these services is video and personal demonstrations in the customer service centers which are located in each of the Operating Areas. The Company is also focusing its marketing and educating efforts at its business customers, which represent 44% of the Company's total call revenues. The Company has placed emphasis on increasing the installation and usage levels of the Company's business customers by focusing on the marketing and sales of deregulated services including managed lease lines, PBX sales and services, ISDN, Internet and Digifon Services (e.g. call forwarding, call waiting, call barring). The Company has assigned an account manager to each business customer who is responsible for meeting with each business customer to find out such customer's telecommunications needs. The account manager can then demonstrate each of the Company's products and services and, working together with that customer, develop a telecommunications strategy using the Company's products and services which can best enhance that customer's business.

          The Company plans to continue its revenue growth by increasing the penetration levels in the residential sector. To that end, the Company is continuing its mass marketing efforts to the residences who have not yet had service. The Company is also marketing the benefits of additional lines to its existing residential and business customer.

     New Products and Services

     The Company continues to offer the latest telecommunications products and services as they become available in the telecommunications marketplace. The Company plans to introduce Internet Protocol- based voice services to its customers in 2000. This will enable the Company to offer long distance and international calling services at discounted rates without violating Matav's domestic long distance and international calling monopoly.

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

         For its residential customers and potential customers, the Company's marketing efforts include advertising on radio and television, door-to-door marketing surveys, newspaper advertising, participation in local trade shows, direct mail, community meetings and billboard advertising. The Company is also offering discounts for Internet users. To increase the residential penetration rate, the Company has implemented short marketing campaigns targeting those residences without phone service. To induce the potential customers the Company has offered special limited time only special rates on the connection fee. Since many Hungarians still prefer face-to-face personal marketing, the Company has leveraged the benefits of having a customer service center in each Operating Area to give personal demonstrations.

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

    Customer Service

         The Company believes that providing a high level of customer service is important to achieving its objective of attracting additional customers and increasing the usage of existing services by its current customer base. Prior to completion of the construction program, some customers waited for over 20 years for telephone service. Today, most residences and businesses can be connected to one of the Company's networks within 7 days. The Company also operates full time operator service centers in each of the Operating Areas which are staffed by operators capable of providing, among other things, call completion assistance, directory assistance and trouble reporting on a 24 hour basis. In addition, the Company operates customer service centers in each of the Operating Areas which offer facsimile, Internet, photocopying and telephone bill payment services. These offices also sell communications equipment, process telephone service applications and handle billing inquiries. The Company reorganized its customer service centers by implementing the necessary changes to make such centers more "customer friendly." The Company is providing more choices for its customers and more product information instruction. For its business customers, the Company has account representatives for each customer.

         Most  of  the  Company's   subscriber   base  consists  of  residential
customers. As of December 31, 1999, 87% of subscribers were residential customers and 13% were business and other institutional subscribers (including government institutions).

     Operational Efficiency

         The Company is increasing its productivity and operational efficiency by achieving certain economies of scale with respect to network management, administration, customer service, billing, accounts receivable, payroll processing, purchasing and network maintenance. For example, the Company has implemented its own centralized operating and accounting system in all of its Operating Areas. A significant increase in operational efficiency has resulted from the implementation of this system specifically in the areas of customer billing and financial accountability. In addition, some of the Company's Operating Areas are contiguous, which facilitates the realization of certain economies of scale. For example, by using fiber optic technology between contiguous Operating Areas, the Company realizes certain operational efficiencies by centralizing certain functions. As of December 31, 1999, the Operating Companies had a total of 296 access lines per employee.

    Mergers and Strategic Alliances

         As the Hungarian telecommunications market continues to develop and become more liberalized as the monopolies of Matav and the LTOs expire and the newer entrants expand their presence in Hungary, the Company will continue to review its options with respect to any merger or strategic alliance possibilities that will enhance shareholder value.

Operations

     Services

         The Company provides non-cellular local voice telephone service in the Operating Areas which allows subscribers to have facsimile, and modem transmission capabilities and makes available to its subscribers, through interconnection with Matav, domestic and international long distance services. In addition to these standard services, the Company currently offers its subscribers data transmission and other value-added services, including Internet, voice mail, ISDN, caller ID, call waiting, call forwarding, three-way calling, toll free calling services and audio text services.

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

         Measured Service. Charges for local and domestic and international long distance measured service vary with the number of pulses generated by a call. The number of pulses generated for a particular call depends upon the day, the time of day, the distance covered and the duration of the call. Currently, the Company charges HUF 12.0 ($.048) per pulse for all local calls. The Ministry has traditionally adjusted such fees annually based on the Hungarian Consumer Price Index. However, the Ministry did not change the fees per pulse in 2000 as compared to 1999 because of the Ministry's efforts to rebalance the fees for telecommunications services. To that end, the Ministry did not change the length between pulses for local calls but increased the length between pulses for domestic long distance and international calls. The net result is that the fees for local calls will not change from 1999 to 2000 while the fees for domestic long distance and international calls in 2000 will decrease 40% from the rates in 1999. For all local calls within an Operating Area, the Company retains all of the revenues associated with the call. For domestic long distance calls outside of an Operating Area (including those between Operating Areas, including adjacent Operating Areas) and all international calls, the Company has a revenue sharing arrangement with Matav the terms of which are governed by a decree of the Ministry. Pursuant to this revenue sharing arrangement, the Company charges for and collects from its customers the fees for domestic long distance and international calls. The Company then pays these fees to Matav but retains an interconnection fee. For domestic long distance and international calls to the Company's customers, the Company receives an interconnection fee. Mobile telephone calls to customers in the Operating Areas and calls from customers in the Operating Areas to mobile phones are included in long-distance service revenues shared with Matav. Since 1998 the Ministry has taken gradual steps to regulate the interconnection fees in accordance with internationally accepted benchmarks with the goal of creating a cost-based interconnection fee regime. The Company believes that this revised regulatory policy has resulted in an overall increase in the Company's revenue per call in 1999 for domestic long distance and international calls over the amount received in 1998 and that the Company will realize additional benefits in the future. See "- Regulation - Rate Setting and Revenue Sharing."

         Subscription and Connection Fees. The Company collects a monthly subscription fee from its customers. Such fees vary depending on such factors as whether the services are provided to a residential or business or other customer (including government institutions), and whether the customer is linked to a digital or analog exchange. The Company charges a monthly subscription fee to digital customers of HUF 1,532 ($6.07) for residential customers and HUF 2,672 ($10.58) for business and other institutional subscribers (including government institutions). These rates increased 32% from 1999. The company also offers some of its low usage customers a reduced subscription fee with a limited amount of local calls at the regular local calling rate but a higher local calling rate for usage over such limit. See "- Regulation - Rate Setting and Revenue Sharing."

         Connection fees are earned when a customer is added to the network. The Company may collect the full connection fee provided that the customer is connected within 30 days; otherwise, the Company may only collect a portion of the connection fee and must connect the subscriber within one year. Upon connection, the Company may collect the remaining portion of the fee. The connection fee is not recognized as income until the customer receives a telephone and the connection is made. Currently, connection fees are HUF 30,000 ($118.80) for residential customers and HUF 90,000 ($356.41) for business and other institutional subscribers (including government institutions), which are the maximum allowable fees, pursuant to a decree of the Ministry. Customers requesting additional access lines are charged an additional connection fee per line.

         Other Operating Revenue. The Company supplies private line service (point-to-point and point-to-multi-point) primarily to businesses. As of
December 31, 1999, approximately 3,323 leased lines were in service. In addition, as of December 31, 1999, the Company had 1,916 public pay phones in the Operating Areas in accordance with the terms of the Concession Contracts. The Company generates additional revenues from the provision of value-added services, including ISDN, voice mail, call waiting, call forwarding, and three-way calling, as well as through the sale and leasing of telephone equipment.

     Pricing

         Maximum pricing levels are set by the Ministry and historically rate increases have tracked inflation, as measured by either the Hungarian Producer Price Index ("PPI") or the Hungarian Consumer Price Index ("CPI"). In 1997, the Ministry set forth a new regulatory framework for regulating annual increases in the fees for (a) local calls, (b) domestic long distance and international calls and (c) subscription fees. In addition to separate price caps for such categories of services, the Ministry enacted a rebalancing formula, which provides for greater increases in charges for subscription fees and local calls than in domestic long distance and international calls. See also "- Regulation - Rate Setting and Revenue Sharing." The Company's customers are on a one-month billing cycle. For domestic long distance and international calls, the Company is required to charge the same tariffs as Matav. For local calls, the Company may choose to increase its rates up to the permitted amount or charge a lower rate. Measured service rate increases are effected by the Ministry by either increasing charges per pulse or reducing the time interval between pulses, depending on the time of day and other factors. In addition, the Company charges additional fees for services such as data transmission, voice mail, call waiting and call transfer in all of its Operating Areas. The fees charged for these services are not subject to regulation by the Ministry.

         The Company has been allowing its subscribers to pay connection fees on various installment basis plans and encourages customers to lease their telephones. The Company believes that to date the various installment plans have resulted in an increase in the number of subscribers in the Operating Areas.

         The Company currently purchases telephone sets in bulk from a variety of manufactures. Customers can choose to buy the phone or lease the phone and pay a monthly fee of HUF 180 ($0.71). Although there is no Ministry or other governmental regulation relating to lease rates, the Company adjusts such rates annually according to the Hungarian PPI. Approximately 49% of the Company's subscribers as of December 31, 1999 leased their phones from the Company.

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

The Operating Companies

         The  following  is  a  brief  description  of  each  of  the  Operating
Companies:

      Hungarotel

         The Company holds a 99.0% interest in Hungarotel while a private Hungarian investor owns the remaining 1.0%. The Hungarotel Operating Area encompasses the southern portion of Bekes County, which borders Romania. The Hungarotel Operating Area is comprised of 75 municipalities and has a population of approximately 398,500 with an estimated 166,600 residences and 22,300 business and other potential subscribers (including government institutions). Bekes is the most intensively cultivated agrarian region in Hungary and produces a substantial portion of Hungary's total wheat production. Industry, generally related to food processing, glass and textile production, is also a strong employer in the region. Foreign investors in the Operating Area include Owens Illinois of the United States and a number of European manufacturers. The region is also a center for natural gas exploration and production. As of December 31, 1999, Hungarotel had 112,300 access lines connected to its network. The Hungarotel network utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

      KNC

         The Company holds a 94.8% interest in KNC. The KNC Operating Area municipalities own 5.0% and Antenna Hungaria owns the remaining 0.2%. The KNC Operating Area is comprised of 74 municipalities in the eastern portion of Nograd County, which borders Slovakia. The KNC Operating Area has a population of approximately 146,400, with an estimated 59,600 residences and 6,300 business and other potential subscribers (including government institutions). The principal economic activities in the KNC Operating Area include light manufacturing, tourism, some coal mining and agriculture. Foreign investors in the region include the Irish dairy producer, Avonmore, and the Japanese company, Paramount Glass. The Operating Area's proximity to Budapest, 1-1/2 hours by car, and its many cultural attractions makes it a desirable weekend and tourist destination. As of December 31, 1999, KNC had 46,300 access lines connected to its network. The KNC network utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

      Papatel

         The Company holds a 79.2% interest in Papatel. The IFC owns a 20.0% interest and Papa, the principal city in the Papatel Operating Area, owns the remainder. The Operating Area is composed of 51 municipalities located in the northern portion of Veszprem County and is contiguous with the Raba-Com Operating Area. The population of the Papatel Operating Area is approximately 64,000 with an estimated 24,000 residences and 3,300 business and other potential subscribers (including government institutions). The region is relatively underdeveloped economically with the principal economic activities centering around light industry, appliance manufacturing, agriculture and forest products. Significant foreign investors in the Operating Area include ATAG, the Dutch appliance maker, and Electricite de France. As of December 31, 1999, Papatel had 19,600 access lines connected to its network. The Papatel network utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

      Raba-Com

         The Company holds a 90.7% interest in Raba-Com. Municipalities in the Raba-Com Operating Area own the remaining 9.3%. The Raba-Com Operating Area is comprised of 63 municipalities in Vas County, which borders Austria and

Slovenia. The Raba-Com Operating Area has a population of approximately 65,300, with an estimated 26,300 residences and 4,300 business and other institutional subscribers (including government institutions). The principal economic activities in the Raba-Com Operating Area include heavy manufacturing, agriculture and tourism. Significant employers include: Linde (the Hungarian central natural gas distributor); Phillips (a Dutch-owned electronics manufacturer); EcoPlast (a plastics producer); and Saga (a British-owned poultry processor). As of December 31, 1999, Raba-Com had 22,300 access lines connected to its network. The Raba-Com network utilizes a combination of a conventional build and fiber optic infrastructure.

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

         Milestones/Network Construction. Each of the Concession Contracts prescribe certain build-out obligations ("milestones") that require each
Operating Company to install a specified number of access lines within prescribed time periods. Each of the Operating Companies met their build-out requirements in 1999.
See "- Fines."

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

         Social and Educational Contributions. In addition to the royalties described above, Concession Contracts may also call for social and educational contributions based on revenues of the Operating Company, excluding VAT. The Concession Contracts for KNC and Raba-Com require them to contribute 1.5% and 1.0% of such revenues, respectively, to support social and educational projects in their Operating Areas. The Concession Contracts for Hungarotel require it to pay an amount equal to 10 times the local occupational excise tax. The applicability and enforceability of such obligation is presently uncertain. However, the Ministry stated in a letter to Hungarotel that it will not enforce this particular provision of Hungarotel's Concession Contract.

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

         Fines. The failure to meet required construction milestones may result in the levying of fines by the Ministry. Such fines are computed based on a contractual formula and may be substantial. Each of the Operating Companies met their build-out requirements in 1999.

         Termination upon Lack of Performance. If an LTO is unable to comply with its Concession Contracts, the Ministry has the right to abrogate the Concession Contract. In such an instance, the Ministry has authority to determine alternative provisions for such service, which may include the sale of the LTO's telecommunications assets to another provider. In such case, the LTO would be obligated to sell its assets under the terms of a contract to the provider to whom the concession is transferred. The Company believes that it has demonstrated substantial performance to date under its Concession Contracts and that its relations with the Ministry are good and, therefore, the chance of any termination of any Concession Contract is remote.

         Dispute  Resolution.   Any   disputes   arising  with  respect  to  the
interpretation of a Concession Contract will be adjudicated by a Hungarian court.

     Hungarian Equity Ownership Requirements.

         The Ministry has stipulated in the Concession Contracts for Hungarotel and Papatel, as amended in June 1996, that each of the Operating Companies must meet certain Hungarian ownership requirements so that by the end of the seventh year of their Concession Contracts Hungarian ownership must consist of 25% plus one share of the relevant Operating Company. For the first three months after assuming operations of an Operating Area from Matav, no Hungarian ownership was required. For the seven-year period following the date or amendment of a Concession Contract, as the case may be, Hungarian ownership must be at least 10%, except that during such period, such ownership may be reduced to as low as 1% for a period of up to two years. During such seven-year period, while the Hungarian ownership block is required to be at least 10%, such Hungarian owners of a 10% equity holding in an Operating Company must have voting power of at least 25% plus one share, thus providing Hungarian owners the right to block certain transactions which, under Hungarian corporate law, require a supermajority (75%) of stockholders voting on the matter, such as mergers and consolidations, increases in share capital and winding-up.

         For these purposes, Hungarian ownership of shares means shares owned by Hungarian citizens. Shares owned by a corporation are considered Hungarian owned only in proportion to the Hungarian ownership of such corporation. The LTOs can also fulfill the 25% plus one share Hungarian ownership requirement by listing such shares on the Budapest Stock Exchange.

         The equity ownership requirements and exceptions described above are contained in the June 1996 amended Concession Contracts for Hungarotel and Papatel. The equity ownership requirements expressly set forth in KNC's and Raba-Com's Concession Contracts call for a stricter 25% plus one share Hungarian ownership requirement. However, the Ministry has stated, pursuant to a letter dated September 18, 1996, that it intends that all of the Operating Companies be treated equally with respect to such ownership requirements.

         If the Hungarian ownership does not meet the required levels, the LTO is required to give notice to the Ministry, which may then require the LTO to rectify the situation within three months, or a shorter period if the Ministry considers that there has been a delay in the required notification. With respect to the Company, Postabank, a Hungarian commercial bank, owns approximately 20.2% of HTCC which is the majority owner of all of the Operating Companies. Therefore, the Ministry deems the Company in compliance with the current 10% ownership requirement, however, the Company is currently not in compliance with the 25% ownership requirement. The Ministry is, however, currently reviewing the Hungarian equity ownership requirements and has indicated that it is not going to enforce at this time the 10% Hungarian equity ownership requirement. In the event that the Ministry adopts new Hungarian equity ownership requirements, the Company will formulate plans to meet any such Hungarian equity ownership requirements. Failure to do so, or failure to comply with the greater than 25% Hungarian ownership requirement at the end of the seven-year period might be considered a serious breach of a Concession Contract, giving the Ministry the right, among other things, to terminate the Concession Contract. There can be no assurance that the Company will be able to increase the Hungarian ownership in the Operating Companies in a manner sufficient to comply with such requirements in the future.

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

         In 1997 the Ministry adopted Decree No. 31/1997 of the KHVM on Fees Related to Telecommunication Services Subject to Concession (the "1997 Tariff Decree") which regulated the Operating Companies' subscription fees, fees for local calls, and fees collected on behalf of Matav for long distance and international calls. The 1997 Tariff Decree set separate price caps for each category of service through 2000, which price caps provided for annual rate increases based on the CPI for the prior year. The Ministry may also reduce the CPI percentage increase by an efficiency factor to obtain the maximum allowable price increase. The 1997 Decree also provided for a rebalancing formula which allowed greater increases in the charges for subscription fees and local calls than in domestic long distance or international calls. For 2000, in accordance with the general policies set forth in the 1997 Tariff Decree, the Ministry adopted Decree No. 1/2000 (I.18) (the "2000 Tariff Decree") which provides for: a 32% increase in the subscription fee for the Company's residential customers; a 60% increase in the subscription fee for the Company's business customers; no increase in local calls within an Operating Area; and a 40% decrease in long distance and international calls. The intended effect of the 2000 Decree was to provide for an overall 2000 price increase of a maximum 6% based on the anticipated inflation rate in 2000. The 1999 increase in the Hungarian CPI was 10%.

          The Ministry also regulates the revenue sharing arrangements between the LTOs (including the Operating Companies) and Matav with respect to long distance and international calls. The revenue sharing arrangements provide for the Operating Companies to retain an interconnection fee from the fees collected from the Operating Companies' customers for long distance and international calls and for Matav to pay the Operating Companies an interconnection fee for domestic long distance or international calls terminating with one of the Operating Company's customers. In 1998 the Ministry announced that it intended to start regulating the interconnection fees based on internationally accepted benchmarks with the goal of creating a cost-based interconnection fee regime within the parameters of European Union standards. To that end, starting in 1999, the interconnection fees were revised to compensate the LTOs more favorably for costs than in the prior years. For 2000, the Ministry adopted Decree 8/2000 (III.29) (the "2000 Interconnection Decree") which provides for each LTO to receive in 2000 an average interconnection fee of HUF 13.22/minute for the initiation of a domestic long distance or international call and an average fee of HUF 8.02/minute for the termination of a domestic long distance or international call. For future years, the LTOs other than Matav as part of a formal association (the "LTO Association") recently provided the Ministry with a paper outlining its position with respect to the implementation of a longer term cost-based interconnection fee regime, which is already a requirement for EU members. See " - Competition."

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

     Hungarian Taxation

         Corporate Income Tax. The operations of the Company's Hungarian subsidiaries, including the Operating Companies, are subject to Hungarian corporate income tax. Generally, Hungarian corporations are subject to tax at an annual rate of 18.0%. The Operating Companies fulfilled certain criteria which entitled them to a 100.0% reduction in income taxes for the five year period ending December 31, 1998 and a 60.0% reduction in income taxes for the subsequent five year period ending December 31, 2003, provided certain criteria continue to be met. See Note 1(j) of Notes to Consolidated Financial Statements. The Operating Companies are currently eligible for such tax treatment. However, the corporate income tax is reviewed, and subject to change, annually. Any tax increase or change in the tax exempt status of the Operating Companies could have a material adverse effect on the Company.

         Value Added Tax ("VAT"). The Hungarian VAT system is virtually identical to the one used in most European countries. VAT is a consumption tax which is fully borne by the final consumer of a product or service. The current rates of VAT in Hungary vary between 0.0% and 25.0%, depending on the type of product or service.

         Social Insurance Contributions. The level of contributions for social insurance in Hungary is one of the highest in Europe. In 1999 employers were required to pay the state 33% of an employee's gross salary as a social security contribution and 3.0% of an employee's gross salary as the employer's contribution to the unemployment fund. In addition, the Company must pay an additional HUF 3,600 ($14.26) per month for each employee for health insurance. The Company's share of pension, unemployment, social security and health insurance payments are reflected in operating and maintenance expenses.

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

         In 1998, the Ministry awarded Pan-Tel the license to provide non-exclusive telecommunications services such as data transmission and voice mail. The current shareholders of Pan-Tel include MAV Rt. (the Hungarian railway company, "MAV"), PT Investment Holding Company and KPN NV (the Dutch telephone company). In 1998 Pan-Tel started building its nationwide fiber optic backbone network along the rights-of-way of MAV which is expected to be completed by the end of 2000. Pan-Tel is currently providing business communications services such as digital data, fax and video transmission using Internet Protocol ("IP") data transmission technology, primarily to large customers. Pan-Tel focused on the large, multinational companies and government organizations as its initial target market. In 1999, the Hungarian government granted Pan-Tel two separate licenses to provide IP-based voice services to residential and business customers. The Hungarian government determined that such service did not violate Matav's monopolistic voice concession since voice-over IP is considered "data transfer". Matav has recently initiated its own voice-over IP service. Pan-Tel also owns a majority stake in one of Hungary's largest Internet Service Providers.

         The Company faces competition from the four Hungarian cellular providers: Westel 450; Westel 900; Pannon; and the newest entrant Vodaphone. Presently, the airtime and monthly fees charged by the cellular operators are generally more than the fees for comparable services charged by the Company.

         Another entrant into the marketplace, Novacom Telecommunications Kft. ("Novacom") owned by affiliates of RWE Telliance AG, a German telecommunications company, EnBW AG, a German electricity provider and Elmu Rt., the Hungarian electricity distributor ("Elmu"), is expanding the fiber optic infrastructure of Elmu in order to compete in the telecommunications market. Novacom offers its customers corporate network services, managed leased lines, ISDN, frame relay, X25, ATM IP-based data transmission, closed user group voice and PBX services. Novacom also recently initiated voice-over IP service.

         Other Hungarian telecommunications providers include the following entities: GTS Hungary Kft. ("GTS") which provides data transmission services through a nationwide microwave network and a satellite based network (GTS also owns one of the leading Hungarian ISPs); Antenna Hungaria, the national broadcaster which is still state-owned, has a national microwave network and recently announced plans to establish a joint venture with Hungarian Electricity Works Rt. ("MVM") to operate MVM's existing telecom network; and Global One Telecommunications Kft., which provides IP-based data transmission services. There are also several other VSAT (very small aperture terminal) providers in Hungary.

         The Hungarian cable television market is highly fragmented with over 150 cable television providers. The Hungarian cable television industry is undergoing consolidation. United Pan-Europe Communications NV ("UPC") is the largest cable television operator in Hungary. UPC owners include UnitedGlobalCom Inc., the global television operator of Denver, Colorado (51%), and Microsoft Corp. (8%) of Redmond, Washington.

         The Ministry recently announced that it will revise its laws in 2000 regarding the regulation of the telecommunication market in accordance with European Union standards. The regulation of telephony, cable television and the Internet would be affected. The Company does not expect that the exclusivity period of its concession rights, which expire in 2002, will be affected.

         Hungary's application for membership in the European Union (the "EU") was accepted. Hungary is now in the process of negotiating the terms of its accession into the EU. The EU has adopted numerous directives providing for an open telecommunications market among its member nations. Hungary is not expected to become a member of the European Union until 2003 at the earliest by which time the exclusivity rights of the LTOs and Matav will have expired.

Employees

         The Company had a total of approximately 665 employees, including 10 expatriates, as of March 1999. The Company considers its relations with its employees to be satisfactory.

                               Item 2. Properties

         The Company leases its office space in Budapest at a current monthly rental of DM 30,749 (approximately $15,000 at current exchange rates). The Company is in the process of selling its old office headquarters in Budapest. The Company leases 1,157 square feet of office space at 100 First Stamford Place, Stamford, CT at a monthly rental of $2,508. The Company is moving its U.S. office to Suite 32, Tokeneke Center, 30 Center Street, Darien, CT 06820 effective May 1, 2000 at a monthly rental of $1,500. The Company believes that its leased and owned office space is adequate for its present needs but is currently reviewing its alternatives as to its future needs.

         In addition, each Operating Company owns or leases the following office or customer service space in its respective Operating Area: KNC owns or leases 57,000 square feet of total space; Raba-Com owns or leases 15,000 square feet of total space; Hungarotel owns or leases 119,594 square feet of total space; and Papatel owns or leases 18,000 square feet of total space.

                            Item 3. Legal Proceedings

         Hungarotel is a defendant in a lawsuit filed by Dialcont Kft. ("Dialcont") on March 28, 1996 in Hungary alleging a breach of contract for services allegedly provided by Dialcont during 1994 and 1995. The Company believes that Dialcont's claims are without merit and is vigorously defending itself against such claims. Dialcont is seeking HUF 222 million ($879,000). This action is still pending in the Hungarian court system.

         Raba-Com is a defendant in a lawsuit filed by an individual residential customer in Hungary on December 4, 1997. The plaintiff sought a refund of a minimal amount alleging that his home was connected to Raba-Com's network in an untimely fashion. Raba-Com prevailed on the merits in the lower court. The plaintiff appealed the case in the appellate court which court overturned the lower court's decision. Raba-Com filed an appeal with the Hungarian Supreme Court which is still pending. Should, however, Raba-Com lose its appeal at the Supreme Court level, the Company could be subject to additional claims for refunds. The Company believes it has meritorious defenses to this claim and any others that may be filed regarding this matter.

         HTCC Consulting Rt. ("Consulting") and Papatel are involved in several disputes with the Hungarian taxing authorities (the "APEH") pursuant to which the APEH alleges that Consulting owes HUF 105 million (approximately

$416,000)  and  Papatel  owes  HUF  26  million  (approximately   $103,000)  for
various  reasons.   The Operating  Companies  believe  that  the APEH claims are without merit and are vigorously  defending  themselves against such claims.

         During 1996 and 1997, the Company entered into several construction contracts with a Hungarian contractor which totaled $59.0 million in the aggregate, $47.5 of which was financed by a contractor financing facility. The contractor financed the facility through Postabank. As of December 31, 1998, the balance owed by the Company on the contractor financing facility was approximately $36.6 million. The Company and the contractor have a disagreement with respect to several issues relating to the quality and quantity of the work done by the contractor. The Company has rejected invoices of approximately HUF 700 million (approximately $2.8 million). In order to resolve these issues, the Company purchased from Postabank the receivables owed by the contractor to Postabank with respect to the contractor financing facility. The Company also purchased from Postabank some of the obligations which the Company owed to the contractor under the contractor financing facility which were assumed by Postabank. The Company then set off its uncontested liabilities to the contractor against the amounts owed to the Company by the contractor. The contractor is now seeking payment under separate invoices in the amount of approximately $24 million for work which the Company is disputing because of quality and quantity issues. The Company still has claims against the contractor of approximately $31 million which is more than the contractor's claim. The Company is reviewing its options with respect to such dispute. At this time the outcome of such dispute cannot be predicted with certainty. The Company believes that it will prevail on the merits such that it will not be responsible for the full amount of the contractor's claims. There can, however, be no assurances as to the final outcome or course of action of such dispute.

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

           Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

                                     PART II

  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

           The Company's Common Stock trades on the American Stock Exchange (the "Amex") under the symbol "HTC." Trading of the Common Stock on the Amex commenced on December 20, 1995. From December 8, 1994 through December 19, 1995, the Common Stock was quoted on the Nasdaq National Market and from December 28, 1992 through December 7, 1994 the Common Stock was quoted on the Nasdaq Small-Cap Market. In 1998, NASD, parent of The Nasdaq Stock Market, merged with the American Stock Exchange. Subsequent to the merger, The Nasdaq-Amex Market Group was created as a holding company under which both The Nasdaq Stock Market and the American Stock Exchange function as independent subsidiaries, with separate listed companies.

         The following table sets forth the high and low sale prices for the Common Stock as reported by the Amex for each quarter in 1998 and 1999.

                                     High         Low
Quarter Ended:
-------------

1998
March 31, 1998 . . . . . . . . . . . $11-1/8    $ 7-1/2
June 30, 1998. . . . . . . . . . . .   8-3/4      4-7/8
September 30, 1998 . . . . . . . . .   6-1/8      2-1/8
December 31, 1998. . . . . . . . . .   6-5/8      3

1999
March 31, 1999 . . . . . . . . . . . $ 5-1/4    $ 3-1/4
June 30, 1999. . . . . . . . . . . .   7          3-3/4
September 30, 1999 . . . . . . . . .   6-1/2      4-9/16
December 31, 1999. . . . . . . . . .   7-1/4      4-13/16

         On April 11, 2000, the closing sale price for the Common Stock on the Amex was $7-1/2.

Stockholders

         As of April 11, 2000, the Company had 12,009,479 shares of Common Stock outstanding held by 114 holders of record. The Company believes that it has approximately 1,500 beneficial owners who hold their shares in street names.

         The Company will furnish, without charge, on the written request of any stockholder, a copy of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including financial statements filed therewith. Stockholders wishing a copy may send their request to the Company at 100 First Stamford Place, Suite 204, Stamford, CT 06902 until April 30, 2000 and to Suite 32, Tokeneke Center, 30 Center Street, Darien, CT 06820 thereafter.

Dividend Policy

         It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its businesses. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings.

         At present, HTCC's only source of revenues is payments, including repayment of any intercompany loans, payments under its management service agreements and dividends, if any, from the Operating Companies. The Operating Companies' ability to pay dividends or make other capital distributions to the Company is governed by Hungarian law. Currently, the Operating Companies have negative net equity and are not permitted to pay dividends.

                         Item 6. Selected Financial Data

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                                AND SUBSIDIARIES
                      Selected Financial and Operating Data
                     (Dollars in Thousands, Except Per Share
                                    Amounts)

                                                                                                                    <

                                                 1999             1998             1997            1996         1995
                                               ----------       ---------        ---------      ---------     --------
For the Year
Operating revenues                             $ 45,438          $ 38,707        $ 37,891       $ 20,910      $  4,070
Operating income (loss)                        $ 16,189          $ (6,059)       $ (1,263)      $(20,553)     $(17,829)

Net loss before extraordinary items, net       $(17,773)         $(50,612)       $(36,236)      $(54,769)     $(20,024)
Net income (loss)                              $  3,172          $(50,612)       $(36,236)      $(54,769)     $(20,024)
Net income (loss) per common share             $   0.33          $  (9.53)       $  (7.97)      $ (13.14)     $  (6.30)

At Year-End
Total assets                                   $154,683          $177,067        $186,485       $156,615      $110,387
Long-term debt, excluding
current installments                           $122,917          $202,881        $194,537       $148,472      $ 23,467
Total stockholders' (deficiency)
equity                                         $ (6,946)         $(89,037)       $(41,837)      $(23,790)     $ 15,739


          The extraordinary item in 1999 arose on the extinguishment of liabilities to Citizens and amounts due under a contractor financing facility offset in part by the write off of the remaining unamortized deferred costs pertaining to a credit facility with Postabank, which was also extinguished during the year.

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

         Now that the Company's network is substantially built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers, revenues per customer and on-going construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's Operating Areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control. The success of the Company's strategy is dependent upon its ability to increase revenues through increased usage and the addition of new subscribers.

         The Company funded its construction costs and working capital needs over the past several years primarily through a $170 million Postabank Credit Facility (the "Original Postabank Credit Facility") and a $47.5 million contractor financing facility. The Company and the Hungarian contractor which granted the contractor financing facility have a disagreement with respect to several issues relating to the quality and quantity of the work done by the contractor. In addition, on March 31, 1999, the Company did not have sufficient funds on hand to pay the first installment due on the Original Postabank Credit Facility. Due to this fact, as well as the disagreement the Company has with the Hungarian contractor, on March 30, 1999, and May 12, 1999, the Company entered into a series of transactions (see notes 4, 5, 6, 8 and 11 of Notes to Consolidated Financial Statements) which restructured the Company's debt and capital structure. As the final step in the Company's debt and equity restructuring which started in 1999, on April 11, 2000, the Company entered into a EUR 130 million Senior Secured Debt Facility with a European banking syndicate. See "- Liquidity and Capital Resources" below.

         To date, the Company's activities have involved the acquisition of the concessions and telecommunications networks from Matav and the subsequent design, development and construction of the modern telecommunications infrastructure that the Company now has in service. The Company paid the Ministry $11.5 million (at historical exchange rates) for its concessions, spent approximately $23.2 million (at historical exchange rates) to acquire the existing telecommunications assets in its Operating Areas from Matav, and spent $181 million through December 31, 1999 (at historical exchange rates) on the development and construction of its telecommunications infrastructure. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added 139,100 access lines through December 31, 1999 to the 61,400 access lines acquired directly from Matav. As a result, the Company had 200,500 access lines in operation at year end 1999.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998
     Net Revenues
                                                            Year ended
      (dollars in millions)                            1999            1998
      Measured service revenues                      $ 35.2          $ 32.2
      Subscription revenues                            10.9            10.7
      Net interconnect charges                         (7.0)           (9.8)
                                                      -----           -----
      Net measured service and subscription revenues   39.1            33.1
      Connection fees                                   1.8             2.0
      Other operating revenues, net                     4.5             3.6
                                                      -----           -----
      Telephone Service Revenues, Net                 $45.4           $38.7
                                                      ======          =====

         The Company recorded a 17% increase in net telephone service revenues to $45.4 million for the year ended December 31, 1999 from $38.7 million for the year ended December 31, 1998.

         Net measured service and subscription revenues increased 18% to $39.1 million for the year ended December 31, 1999 from $33.1 million for the year ended December 31, 1998. Measured service revenues increased 9% to $35.2 million in 1999 from $32.2 million in 1998 while subscription revenues increased 2% to $10.9 million in 1999 from $10.7 million in 1998. These increases in call and subscription fee revenues are the result of a 7% increase in average access lines in service from approximately 178,000 lines for the year ended December 31, 1998 to approximately 190,000 lines for the year ended December 31, 1999. The growth in access lines is not fully reflected in increased measured service revenues as newer customers require a period of maturity before producing revenues similar to established telephone customers.

         These revenues have been offset by net interconnect charges which totaled $7.0 million for the year ended December 31, 1999 as compared to $9.8 million for the year ended December 31, 1998. As a percentage of call and subscription revenues, net interconnect charges have declined from 23% for the year ended December 31, 1998 to 15% for the year ended December 31, 1999, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1999. Based upon recent negotiations with Matav and the Hungarian Ministry of Telecommunications, the Company expects net interconnect, as a percentage of call and subscription revenues, to remain consistent with 1999 levels in 2000.

         Connection fees for the year ended December 31, 1999 totaled $1.8 million as compared to $2.0 million for the year ended December 31, 1998. Connection fees increased in functional currency terms by 5% due to additional access lines being connected in 1999 as compared to 1998. However, due to the devaluation of the Hungarian forint during the period, connection fees for the year have remained relatively consistent in U.S dollar terms with 1998 amounts.

         Other operating revenues increased 25% to $4.5 million during the year ended December 31, 1999 compared to $3.6 million during the year ended December 31, 1998 due to revenues generated from the provision of direct lines and other miscellaneous telephony service revenues.

     Operating and Maintenance Expenses

         Operating and maintenance expenses for the year ended December 31, 1999 decreased to $17.5 million compared to $19.6 million for the year ended December 31, 1998. On a per line basis, operating and maintenance expenses decreased to approximately $92 per average access line for the year ended December 31, 1999 from $110 for the year ended December 31, 1998 as the Company achieved productivity improvements and increased its focus on reducing operating expenses, particularly through reductions in the number of expatriates working for the Company. The Company does not expect significant decreases in operating and maintenance expenses in 2000. However, on a per line basis, operating and maintenance costs are expected to decline as additional access lines are added during 2000.

     Depreciation and Amortization

         Depreciation and amortization charges increased to $11.8 million for the year ended December 31, 1999 from $11.6 million for the year ended December 31, 1998. Depreciation and amortization charges increased in functional currency terms by approximately 13% due to additional capital expenditures. However, due to the devaluation of the Hungarian forint during the period, depreciation and amortization charges for the year ended 1999 have remained relatively consistent in U.S. dollar terms with 1998 amounts. The Company expects depreciation and amortization charges in 2000 to increase in functional currency terms due to additional capital expenditures in its operating subsidiaries, however, in U.S. dollar terms the Company expects depreciation and amortization to remain consistent with 1999 amounts due to devaluation of the operating subsidiaries' functional currency.

     Management Fees

         There was no management fee expense for the year ended December 31, 1999 as compared to $2.5 million for the year ended December 31, 1998. This decrease is due to the termination of management services agreement between the Company and Citizens International Management Services Company. See Note 15 of Notes to Consolidated Financial Statements. The Company does not have any continuing management services agreements.

     Cost of Termination of Management Services Agreement

         For the year ended December 31, 1998, the Company recorded a charge totaling $11.1 million representing the present value of payments due to Citizens International Management Services Company under a termination and consulting agreement. See Note 15 of Notes to Consolidated Financial Statements.

     Income (Loss) from Operations

         Income from operations was $16.2 million for the year ended December 31, 1999 compared to a loss from operations of $6.1 million for the year ended December 31, 1998. Adjusted for the cost of terminating the management services agreement and management fees, income from operations for the year ended December 31, 1998 amounted to $7.6 million. Contributing to such improvements were higher revenues and lower operating and maintenance expenses and the elimination of the management fees described above during the year ended December 31, 1999 as compared to the year ended December 31, 1998, offset by increased depreciation and amortization charges during the year.

     Foreign Exchange Losses

         Foreign exchange losses increased $2.6 million to $2.8 million for the year ended December 31, 1999 from $0.2 million for the year ended December 31, 1998. Such foreign exchange losses resulted primarily from the devaluation of the Hungarian forint against the U.S. dollar during the period. This increase in foreign exchange losses during the period is due to the Company's restructuring of its debt obligations in May 1999. Prior to its restructuring the Company had debt denominated in Hungarian forints. The Company now has debt obligations denominated in U.S. dollars and euros, as well as Hungarian forints. See
"Liquidity and Capital Resources" section below for information regarding the Company's debt restructuring during the period. See also the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

     Interest Expense

         Interest expense decreased to $32.5 million for the year ended December 31, 1999 from $45.9 million for the year ended December 31, 1998. This decrease was attributable to lower average debt levels during the year ended December 31, 1999 as compared to the year ended December 31, 1998. This reduction in average debt levels outstanding during the period is due to the Company's restructuring of its debt obligations in May 1999. The decrease also reflects lower interest rates paid on borrowings in U.S. dollars and euros compared to Hungarian forints.

     Interest Income

         Interest income increased to $1.7 million for the year ended December 31, 1999 from $0.7 million for the year ended December 31, 1998 primarily due to higher average cash balances outstanding during the period.

     Other, net

         Other, expense amounted to $0.4 million for the year ended December 31, 1999 as compared to other income of $0.8 million for the year ended December 31, 1998. This decrease is due to an approximate $0.8 million gain realized related to the termination of the former management services agreement between the Company and Citizens International Management Services Company during 1998. The Company does not have any continuing management services agreements. See Note 15 of Notes to Consolidated Financial Statements.

     Loss Before Extraordinary Items

         As a result of the factors discussed above, the Company recorded a loss before extraordinary items of $17.8 million, or $1.85 per share, for the year ended December 31, 1999 as compared to a loss before extraordinary items of $50.6 million, or $9.53 per share, for the year ended December 31, 1998.

      Extraordinary Items, net

         For the year ended December 31, 1999, the Company recorded an extraordinary item of $20.9 million comprised of extraordinary income of $27.1 million which consists of a $9.0 million gain on extinguishment of the liabilities the Company had with Citizens and a $18.1 million gain on extinguishment of all amounts due under a contractor financing facility, offset in part by a non-cash charge of $6.2 million related to the write-off the remaining unamortized deferred financing costs and credits pertaining to the Original Postabank Credit Facility.


      Net Income (Loss)

         As a result of the factors discussed above, the Company recorded net income of $3.2 million, or $0.33 per share for the year ended December 31, 1999 as compared to a net loss of $50.6 million, or ($9.53) per share for the year ended December 31, 1998.


Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

     Net Revenues
                                                            Year ended
      (dollars in millions)                            1998            1997
      Measured service revenues                      $ 32.2          $ 26.2
      Subscription revenues                            10.7             7.2
      Net interconnect charges                         (9.8)          (10.2)
                                                       -----         ------
      Net measured service and subscription revenues   33.1            23.2
      Connection fees                                   2.0            12.9
      Other operating revenues, net                     3.6             1.8
                                                      -----           -----
      Telephone Service Revenues, Net                $ 38.7           $37.9
                                                      =====           =====


         The Company recorded a 2% increase in net telephone service revenues to $38.7 million for the year ended December 31, 1998 from $37.9 million for the year ended December 31, 1997.

         Net measured service and subscription revenues increased 43% to $33.1 million for the year ended December 31, 1998 from $23.2 million for the year ended December 31, 1997. Measured service revenues increased 23% to $32.2 million in 1998 from $26.2 million in 1997 while subscription revenues increased 49% to $10.7 million in 1998 from $7.2 million in 1997. These increases in call and subscription fee revenues are the result of a 35% increase in average access lines in service from approximately 132,000 lines for the year ended December 31, 1997 to approximately 178,000 lines for the year ended December 31, 1998. The growth in access lines is not fully reflected in increased measured service revenues as newer customers require a period of maturity before producing revenues similar to established telephone customers.

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

     Termination of Management Services Agreement

         For the year ended December 31, 1998, the Company recorded a charge totaling $11.1 million representing the present value of payments due to Citizens International Management Services Company under a termination and consulting agreement. See Note 15 of Notes to Consolidated Financial Statements.

     Depreciation and Amortization

         Depreciation and amortization charges increased to $11.6 million for the year ended December 31, 1998 from $8.3 million for the year ended December 31, 1997.

     Management Fees

         Management fees pursuant to management service agreements decreased to $2.5 million for the year ended December 31, 1998 from $5.8 million for the year ended December 31, 1997. This decrease was due to the termination of management services agreement between the Company and Citizens International Management Services Company. See Note 15 of Notes to Consolidated Financial Statements. The Company does not have any continuing management services agreement.

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

     Other, net

         Other, net income amounted to $0.8 million for the year ended December 31, 1998 as compared to $13,000 for the year ended December 31, 1997. This increase during the year ended December 31, 1998 is due to an approximate $0.8 million gain realized related to the termination of the former management services agreement between the Company and Citizens International Management Services Company. Under such termination agreement, the Company satisfied its obligations, under a previous management services agreement, of $9.6 million by issuing 100,000 shares of Common Stock valued at $513,000 and a promissory note in the amount of $8.4 million. See Note 15 of Notes to Consolidated Financial Statements.

     Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $50.6 million, or $9.53 per share, for the year ended December 31, 1998 as compared to a net loss of $36.2 million, or $7.97 per share, for the year ended December 31, 1997.

Liquidity and Capital Resources

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the Company's Operating Areas required significant capital expenditures ($181 million at historical exchange rates through December 31, 1999). The Company's networks now have the capacity to provide basic telephone services to virtually all of the potential subscribers within its Operating Areas.

         On October 15, 1996, the Company entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank (the "Original Postabank Credit Facility"). Proceeds from the Original Postabank Credit Facility could be drawn entirely in Hungarian forints and up to 20% of the principal could be drawn in U.S. dollars through March 31, 1999. Drawdowns in Hungarian forints bore interest at a rate of 2.5% above the average of the yield on six- and twelve-month discounted Hungarian treasury bills while drawdowns in U.S. dollars bore interest at 2.5% above LIBOR. Interest for the first two years was deferred at the Company's option. Amounts outstanding in Hungarian forints, including any deferred interest, were payable in 32 equal quarterly installments beginning on March 31, 1999.

         In October 1996, the Company borrowed the equivalent of $82.3 million in Hungarian forints under the Original Postabank Credit Facility. Approximately $75.2 million of this amount was used to repay Citicorp all funds advanced pursuant to a $75.0 million secured term loan credit facility entered into in March 1996, and $2.0 million in fees and costs representing settlement in connection with the cancellation of the Company's proposed private placement of debt securities. The remaining $5.1 million was used to pay management fees and reimbursable costs owed to Citizens pursuant to the Management Services Agreement with Citizens. An additional $5.6 million of the facility was used to pay loan origination fees and costs to Postabank under the terms of the loan agreement, $2 million of which were reimbursed to the Company in equal quarterly installments over a two year period, and was being amortized over the life of the loan facility. The remainder of the proceeds were used to complete construction of the Company's telecommunication networks, provide additional working capital, and refinance or repay other existing debt obligations. As of December 31, 1998, the Company had borrowed the entire $170 million under the Postabank Credit Facility.

         On May 12, 1999, the Company entered into various agreements as part of a revision of its capital structure with the following parties: Postabank Rt. ("Postabank"); Tele Danmark A/S ("Tele Danmark"); the Danish Investment Fund for Central and Eastern Europe (the "Danish Fund"); CU CapitalCorp and Citizens International Management Services Company, each of which is a wholly-owned subsidiary of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens"). As a result of such agreements, the Company extinguished all of its obligations (i) to Postabank under the Original Postabank Credit Facility in the amount of approximately $193 million and the amounts borrowed to settle a portion due under a contractor financing facility in the amount of approximately $16 million; (ii) to one of its contractors under a contractor financing facility in the amount of approximately $35 million; and (iii) to Citizens under a $8.4 million promissory note which was payable in 2004 and an obligation to pay Citizens $21 million in 28 quarterly installments of $750,000 each from 2004 through and including 2010. The effect of these transactions has been a significant reduction in the financial obligations of the Company. The Company has borrowed from Postabank $138 million ($134 million at current exchange rates) under a one-year dual currency bridge loan agreement in Hungarian forints and euros and $25 million pursuant to certain unsecured notes which mature in 2007. Some of the various agreements which were entered into as of May 12, 1999 are described herein. (The descriptions and summaries herein do not purport to be complete, and are subject to, and qualified in their entirety by, reference to each such agreement, copies of which are filed as Exhibits hereto).

         The Company and Postabank entered into a Dual Currency Bridge Loan Agreement (the "Postabank Bridge Loan Agreement") pursuant to which HTCC's subsidiaries borrowed the equivalent of $111 million in Hungarian forints and $27 million in euros which funds were applied to the repayment of the Original Postabank Credit Facility. The loan is repayable on May 10, 2000 and bears interest at an initial rate of 2.25% (the "Margin") plus the Budapest Bank
Offering Rate or Euro LIBOR Rate (currently approximately 15% and 2.5%, respectively) which Margin increases incrementally to 4.25%, in quarterly increments of 1% over the next year. HTCC and one of its subsidiaries, HTCC
Consulting Rt. are guarantors for the HTCC subsidiaries under the Postabank Bridge Loan Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Postabank Bridge Loan Agreement. The Company entered into a series of agreements to secure such obligations under the Postabank Bridge Loan Agreement.

         The Company and Postabank also entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which Postabank purchased 2,428,572 shares of the Company's common stock for an aggregate purchase price of $34 million. The Securities Purchase Agreement provides for one person designated by Postabank to be nominated for election to the Company's Board of Directors. Postabank cannot transfer its shares until the earlier of
(x) the repayment in full of all the obligations under the Postabank Bridge Loan Agreement or (y) May 10, 2000, and then Postabank can only transfer such shares incrementally through 2003 subject to the Company's right of first refusal. The Company's right of first refusal expires in January 2003 and is assignable by the Company to any beneficial holder of more than 10% of the Company's outstanding common stock. The Company applied the proceeds from the stock issuance to the repayment of the Original Postabank Credit Facility. Pursuant to the Securities Purchase Agreement, the Company issued notes to Postabank in an aggregate amount of $25 million (the "Notes") with detachable warrants (the "Warrants"). The Notes accrue interest, which is payable semi-annually, at the LIBOR rate applicable for the six month interest period, plus 4%. On April 11, 2000, the Notes were amended such that the interest rate was changed to LIBOR plus 3.5%. The Notes which mature in 2007 are transferable subject to applicable security laws. The Warrants which were issued pursuant to a series of Warrant Agreements between the Company and Postabank enable Postabank to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The Company has the right to terminate the Warrants in full or proportionately prior to January 1, 2004 provided that the Company repays a proportionate amount of the Notes and an amount equal to 7-1/2% of the aggregate principal amount of the Notes repaid, concurrently with the termination of the Warrants.

         The Company and Tele Danmark entered into a Stock Purchase Agreement (the "TD Stock Purchase Agreement") pursuant to which the Company issued 1,571,429 shares of Common Stock in exchange for $11 million. The Company applied the proceeds from the TD Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility. Tele Danmark agreed not to transfer the shares to any party prior to May 11, 2000 without the prior written consent of the Company.

         The Company and the Danish Fund entered into a Stock Purchase Agreement (the "Danish Fund Stock Purchase Agreement") pursuant to which the Company issued 1,285,714 shares of Common Stock in exchange for $9 million. The Company applied the proceeds from the Danish Fund Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility. The Danish Fund agreed not to transfer the shares to any party except for Tele Danmark prior to May 11, 2000 without the prior written consent of the Company.

         The Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement') pursuant to which the Company issued to Citizens 1,300,000 shares of Common Stock and 30,000 shares of the Company's Series A Preferred Stock, par value $0.01 (the "Preferred Shares"). In consideration for such shares, Citizens (i) transferred to the Company for cancellation a $8.4 million promissory note issued by the Company to Citizens which was to mature in 2004, (ii) agreed to forego half of the accrued interest due on the promissory note through May 15, 1999 and (iii) agreed to renounce and forego any rights whatsoever to any payment of the $21 million which was payable by the Company to Citizens in quarterly installments of $750,000 from 2004 through and including 2010. Citizens, as the holder of the Preferred Shares, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may redeem the Preferred Shares at any time. Citizens can convert each of the Preferred Shares into shares of the Company's common stock on a one for ten basis. The Citizens Stock Purchase Agreement provided that if the average closing price of the Company's common stock for the twenty (20) trading days ending March 31, 2000 is less than $7.00 per share, then HTCC shall issue such number of HTCC Preferred Shares (with a value of $70 per share) equal in value to (i) 1,600,000 times (ii) $7.00 less the average closing price of HTCC common stock for such twenty (20) trading day period. The average closing price of the Company's common stock for the above mentioned period was more than $7.00 per share and as a result, no additional shares of HTCC preferred stock have been issued to Citizens. The Citizens Stock Purchase Agreement also requires Citizens not to transfer any shares of HTCC common stock which it may hold prior to May 15, 2000 without the prior written consent of the Company and Postabank. Citizens also waived any and all preemptive and anti-dilution rights in connection with the transactions described above. As a result of the Stock Purchase Agreement with Citizens, the Company recorded extraordinary income of $9.0 million during the second quarter of 1999 which represented the gain on the extinguishment of the liabilities the Company had with Citizens.

         During 1996 and 1997, the Company entered into several construction contracts with a Hungarian contractor which totalled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. The contractor financed the financing facility through a facility provided by Postabank. As of December 31, 1998, the balance owed under the contractor financing facility was $36.6 million. On March 30, 1999, Postabank assumed HUF 7 billion plus accrued interest of HUF 348 million (approximately $30.9 million) of the Company's liability under the contractor financing facility from the contractor, due to the contractor's financial difficulties, and sold this debt back to the Company for HUF 3 billion (approximately $12.6 million). The purchase of the debt was financed by Postabank. On the same day, the Company purchased HUF 4 billion (approximately $16.8 million) of loans the contractor had with Postabank for HUF 900 million (approximately $3.8 million) and subsequently offset the booked value of the loans purchased of HUF 900 million (approximately $3.8 million) against the outstanding amounts owed to the contractor. The purchase of these loans was also financed by Postabank. As a result of the above transactions, the Company recorded an extraordinary gain of HUF 4.3 billion (approximately $18.1 million) during the second quarter of 1999 which reflects the extinguishment of all amounts due under the contractor financing facility.

         As a result of the agreements above, the Company had 11,981,579 shares of common stock outstanding as of December 31, 1999. The following parties hold the following percentages of such shares: Postabank 20.3%; Tele Danmark 21.4%; the Danish Fund 10.7%; Citizens 19.2%; and others 28.4%. On a fully-diluted basis, the Company had 20,218,638 shares outstanding. The following parties hold the following percentages of such shares: Postabank 24.4%; Tele Danmark 12.7%; the Danish Fund 6.4%; Citizens 35.2%; and others 21.3%.

         On April 11, 2000, the Company entered into a EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement") with a European banking syndicate. The Company intends to draw down the entire EUR 130 million ($124 million at current exchange rates), which funds will be used in their entirety, along with another $6 million of other Company funds, to pay off the entire outstanding balance EUR 128 million (approximately $128 million at December 31, 1999 exchange rates) of the Postabank Bridge Loan Agreement which will result in the termination of the Postabank Bridge Loan which matures on May 12, 2000, as well as fees associated with the Debt Agreement. The borrowers under the Debt Agreement are the Operating Companies who were the borrowers under the Postabank Bridge Loan Agreement.

         The Debt Agreement has two facilities. Facility A is a floating rate term loan in the amount of EUR 125 million (the "Term Facility") which principal is repayable semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amount of the principal repayments on the Term Facility are to be an escalating percentage of the amounts drawn down (EUR 125 million). Any amounts borrowed under the Term Facility have to be drawn down within thirty days of the execution of the Debt Agreement in either euros or, if funded by the banking syndicate, Hungarian forints. The Company intends to borrow the full EUR 125 million, or its equivalent in euros and Hungarian forints. Any amounts borrowed in Hungarian forints are repayable in Hungarian forints. The Term Facility loans denominated in euros accrue interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The Term Facility loans denominated in Hungarian forints accrue interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for Term Facility Loans denominated in euros is, at the Company's option in one, three or six months.
The Company intends to choose six months. The applicable interest period for Term Facility Loans denominated in Hungarian forints is, at the Company's option in one or three months. The Company intends to choose three months. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.15% subject to the financial performance of the Company as measured by the ratio of the Company's senior debt to its earnings before interest, taxes, depreciation and amortization.

         Facility B is a floating rate revolving loan in the amount of EUR 5 million (the "Revolving Facility") which can only be drawn down in euros. The Revolving Facility will be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility is available until December 31, 2007. The Company intends to borrow the full amount of the Revolving Facility to pay off the balance of the Postabank Bridge Loan Agreement and fees associated with the transaction. The principal amount borrowed under the Revolving Facility is due at the end of each interest period at which point the Company can, subject to certain conditions, roll over the amount of principal borrowed. The applicable interest period for the Revolving Facility is, at the Company's option, one, three, or six months. The Company intends to choose six months. Interest is payable at the end of each interest period calculated similar to Term Facility A loans denominated in euros.

         As a part of the Debt Agreement, the Company is required to hedge at least 50% of the euro borrowings until a minimum of 50% of Facility A has been cancelled, prepaid or repaid. Dependent on its cash flow, commencing in 2001, the Company will be required to prepay the equivalent of $25 million on Facility A until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing.

         The Company is obligated to pay a commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment. Since the Company intends to borrow the full amount of the Debt Agreement soon, there will be no commitment fee payable at the present time. The Company will pay an arrangement fee in the amount of EUR 2,665,000 (approximately $2,500,000) and an agency fee in the amount of $60,000. HTCC and one of its subsidiaries, HTCC Consulting Rt., are guarantors for the HTCC operating subsidiaries under the Debt Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Debt Agreement. The Company and Citibank Rt.(as security agent) entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement. The Debt Agreement contains customary representation and warranties. The Company is subject to some restrictive covenants including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains the customary events of default, which would trigger early repayment of the balance on the Debt Agreement including those related to a change of control. If prior to the later of the December 31, 2001 or the Trigger Date (as defined below), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund, together, no longer own 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark and the Danish Fund currently own 32.1% of the outstanding Common Stock. The Trigger Date is defined as the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than 3.5 to 1. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Facility.

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

         Net cash provided by operating activities totaled $18.5 million for the year ended December 31, 1999 compared to $11.1 million for the year ended December 31, 1998. For the years ended December 31, 1999 and 1998, the Company used $9.9 million and $15.6 million, respectively, in investing activities, which was primarily used to fund the construction of the Company's telecommunications networks. Financing activities provided net cash of $1.0 million and $9.3 million for the years ended December 31, 1999 and 1998, respectively.

Inflation and Foreign Currency

         For the year ended December 31, 1999, inflation in Hungary was approximately 10% on an annualized basis. It is the stated policy goal of the Hungarian government to keep inflation from exceeding approximately 7% in 2000. Due to the strengthening of the U.S. dollar on international currency markets during the year, the Hungarian forint/U.S. dollar exchange rate increased to
252.52 as of December 31, 1999, an effective devaluation during 1999 of 14.3%.

         The Company's Hungarian operations generate revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominately in Hungarian forints but also in U.S. dollars. The Company's resulting foreign currency exposure is difficult to hedge due to the significant costs involved and the lack of a market for such hedging. In addition, certain of the Company's balance sheet accounts are expressed in foreign currencies other than the Hungarian forint, the Company's Hungarian subsidiaries functional currency. Accordingly, when such accounts are converted into Hungarian forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income or loss. When the Company's subsidiaries' forint-denominated accounts are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders' deficiency.

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

Year 2000

         The Company initiated a project designed to identify and mitigate Year 2000 computer deficiencies in 1998. The Company formed a Year 2K project team consisting of Company employees and representatives of systems vendors. The Company also formed an oversight committee comprised of senior management to oversee the Y2K issue.

         The Company originally estimated the total costs of remediation, which included the replacement and/or upgrade of certain equipment would be approximately $785,000. However, due to agreements with its switch vendors during 1999, the Company was able to obtain Y2K switching upgrades for no cost. For the year ended December 31, 1999, the Company expensed approximately $162,000 for remediation of the Y2K problem, which is included in the Company's Consolidated Statement of Operations.

         From December 31, 1999, to March 15, 2000, the Company operated a Y2K information center to monitor the Company's facilities and operations. No material problems were reported in any of the Company's facilities or operations during this period. As of the date of this filing, the Company had not experienced any material Year 2000 problems with its IT or non-IT systems, nor had the Company experienced any material problems with any of its key customers or suppliers. The Company will continue to monitor its systems for possible Y2K related problems, but based on its experience since December 31, 1999, does not expect that any material Y2K problems will emerge.

Prospective Accounting Pronouncements

         In June 1998, Statement of Financial Account Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Statement, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not purchased derivative instruments or entered into hedging activities during the three years ended December 31, 1999. The Company will be required to enter into hedging transactions under the terms of the Company's EUR 130 million Senior Secured Debt Facility, which was entered into on April 11, 2000. The Company is currently evaluating the effect, if any, the pronouncement will have on its consolidated financial position and results of operations.

Market Risk Exposure

         The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 75% of operational costs are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and U.S. dollar. This variability is mitigated by several factors, including the Hungarian National Bank policy to peg the Hungarian forint to a currency basket and the telecommunications pricing law. The "crawling peg" policy of the National Bank of Hungary maintained a scheduled daily devaluation of the Hungarian forint through a currency basket consisting of 70% euros and 30% U.S. dollars for 1999. Effective January 1, 2000, the Hungarian forint is pegged 100% to the Euro. The Hungarian forint is allowed to trade within 2.25% of the mid-point of its trading band. For the first quarter of 2000, the Hungarian government devaluation policy was 0.4% per month. As of April 1, 2000, the Hungarian government announced the monthly planned devaluation rate was decreased to 0.3% per month for the Hungarian forint, which totals approximately 3.9% for 2000. The telecommunications pricing law allows prices to increase by the Consumer Price Index (CPI) adjusted for an efficiency factor of up to 2%. Thus, to the extent that adjusted CPI follows devaluation, revenues are somewhat insulated from exchange rate risk.

         The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Interbank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on LIBOR. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $1.0 million based upon the Company's year-end debt level. If a 1% change in the LIBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $500,000.

         The Company is also exposed to exchange rate risk in so far as the Company has debt obligations in other than the functional currency of its majority owned Hungarian subsidiaries. Given the Company's debt obligations, which include euro and U.S. dollar denominated debt, if a 1% change in Hungarian forint/euro exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $252,000. If a 1% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $250,000.

               Item 8. Financial Statements and Supplementary Data

         Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

          Item 9(a). Change in Reporting Office of Independent Auditor

         In 1999 KPMG Hungaria Kft., the Hungarian member firm of KPMG International, assumed responsibility for the issue of the independent auditors' report on the consolidated financial statements of the Company as of and for the three year period ended December 31, 1999. The New York, New York office of KPMG LLP was responsible for the issue of the independent auditors' report on the consolidated financial statements of the Company as of and for the three years ended December 31, 1998. The report issued thereon by KPMG LLP dated March 24, 1999 contained a "going concern" explanatory paragraph concerning the Company's ability to continue as a going concern. The independent auditors' report contained herein does not have a "going concern" explanatory paragraph.

                                    PART III

           Item 10. Directors and Executive Officers of the Registrant

         There is incorporated in this Item 10 by reference the information appearing under the captions "Election of Directors - Nominees for Director" and "- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                         Item 11. Executive Compensation

         There is incorporated in this Item 11 by reference the information appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

         There is incorporated in this Item 12 by reference the information appearing under the captions "Introduction - Stock Ownership of Certain Beneficial Owners," "- Stock Ownership of Management" and "- Potential Change in Control" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

             Item 13. Certain Relationships And Related Transactions

         There is incorporated in this Item 13 by reference the information appearing under the caption "Election of Directors - Certain Relationships and Related Party Transactions" and "- Indebtedness of Management" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


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

         (a)(3)   List of Exhibits

Exhibit
Number            Description

 2 Plan of acquisition, reorganization, arrangement, liquidation or succession (None)

 3(i) Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on June 24, 1997 and incorporated herein by reference

 3(ii) By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed on June 24, 1997 and incorporated herein by reference

4.1 Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant's Registration Statement on From SB-2 filed on October 27, 1994 and incorporated herein by reference (File #33-80676)

4.2 Certificate of Designations of Series A - Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

9                 Voting trust agreement  (None)

10                Material contracts:

10.1 Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Raba-Com Rt., filed as Exhibit 10(y)(y) to the Registrant's Current Report on Form 8-K for February 28, 1994 (Registrant File #1-11484) and incorporated herein by reference

10.2 Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Kelet-Nograd Com Rt., filed as
                  Exhibit 10(z)(z) to the Registrant's Current Report on Form 8-K for February 28, 1994 (Registrant File #1-11484) and incorporated herein by reference

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

10.6              Non-Employee Director Stock Option Plan, as amended to date

10.7 1992 Incentive Stock Option Plan of the Registrant, as amended to date

10.8 Employment Agreement dated as of December 4, 1998 between the Registrant and Ole Bertram filed as Exhibit 10.12 to the Registrant's Form 10-K for 1998 filed on March 30, 1999.

10.9 Termination and Release Agreement dated as of July 26, 1996 between the Registrant and Robert Genova, filed as Exhibit
                  10.62 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.10 Consulting Agreement dated as of July 26, 1996 between the Registrant and Robert Genova, filed as Exhibit 10.63 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.11 Noncompetition Agreement dated as of July 26, 1996 between the Registrant and Robert Genova, filed as Exhibit 10.64 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.12 Irrevocable Proxy dated July 26, 1996 executed by Robert Genova appointing Hungarian Telephone and Cable Corp. as his proxy, filed as Exhibit 10.65 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.13 Termination and Release Agreement dated as of July 26, 1996 between the Registrant and Frank R. Cohen, filed as Exhibit
                  10.66 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.14 Consulting Agreement dated as of July 26, 1996 between the Registrant and Frank R. Cohen, filed as Exhibit 10.67 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.15 Noncompetition Agreement dated as of July 26, 1996 between the Registrant and Frank R. Cohen, filed as Exhibit 10.68 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.16             Irrevocable  Proxy  dated  July  26, 1996 executed by Frank R.
                  Cohen appointing Hungarian Telephone and Cable Corp. as his proxy, filed as Exhibit 10.69 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.17 Termination and Release Agreement dated as of July 26, 1996 between the Registrant and Donald K. Roberton, filed as
                  Exhibit 10.70 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

Exhibit
Number            Description

10.18 Consulting Agreement dated as of July 26, 1996 between the Registrant and Donald K. Roberton, filed as Exhibit 10.71 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.19 Noncompetition Agreement dated as of July 26, 1996 between the Registrant and Donald K. Roberton, filed as Exhibit 10.72 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.20             Irrevocable Proxy  dated  July  26, 1996 executed by Donald K.
                  Roberton appointing Hungarian Telephone and Cable Corp. as his proxy, filed as Exhibit 10.73 to the Registrant's Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.21 Registration Agreement, dated May 31, 1995, between the Registrant and CU CapitalCorp., filed as Exhibit 10(f)(f) to the Registrant's Current Report on Form 8-K for May 31, 1995 and incorporated herein by reference

10.22 Replacement and Termination Agreement, dated as of September 30, 1998, between the Registrant and Citizens International Management Services Company and CU CapitalCorp. filed as
                  Exhibit 10.69 to the Registrant's Current Report on Form 8-K for September 30, 1998 and incorporated herein by reference

10.23 Form of Promissory Note dated September 30, 1998 issued by the Registrant payable to Citizens International Management Services Company filed as Exhibit 10.70 to the Registrant's Current Report on Form 8-K for September 30, 1998 and incorporated herein by reference

10.24 Amended, Restated and Consolidated Stock Option Agreement dated as of September 30, 1998, between the Registrant and CU CapitalCorp. filed as Exhibit 10.71 to the Registrant's Current Report on Form 8-K for September 30, 1998 and incorporated herein by reference

10.25 Dual-Currency Bridge Loan Agreement between Hungarian Telephone and Cable Corp. and its subsidiaries and Postabank es Takarekpenztar Reszvenytarsasag, as Lender, Facility Agent and Security Agent dated as of May 12, 1999, filed as Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.26 Securities Purchase Agreement between Hungarian Telephone and Cable Corp., as Seller and Postabank es Takarekpenztar Reszvenytarsasag, as Buyer, dated as of May 12, 1999, filed as
                  Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.27 Form of Warrant to Purchase Common Stock of Hungarian Telephone and Cable Corp., dated as of May 12, 1999, filed as
                  Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

Exhibit
Number            Description

10.28 Form of Unsecured Note issued by Hungarian Telephone and Cable Corp. to Postabank es Takarekpenztar Reszvenytarsasag, dated as of May 12, 1999, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.29 Stock Purchase Agreement between Hungarian Telephone and Cable Corp., as Seller, and Tele Danmark A/S, as Buyer, dated as of May 12, 1999, filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.30 Stock Purchase Agreement between Hungarian Telephone and Cable Corp., as Seller, and the Danish Investment Fund for Central and Eastern Europe, as Buyer, dated as of May 12, 1999, filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.31 Stock Purchase Agreement among Hungarian Telephone and Cable Corp., as Seller, and Citizens International Management Services Company, as Buyer, and CU CapitalCorp., dated as of May 12, 1999, filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.32 EUR 130 million Senior Secured Debt Facility dated April 11, 2000 among Hungarian Telephone and Cable Corp. and its subsidiaries; Citibank N.A. and Westdeutsche Landesbank Girozentrale, as arrangers; Citibank International PLC as facility agent; and Citibank Rt. as Security Agent.

10.33             Form  of   Amended  and  Restated  Unsecured  Note  issued  by
                  Hungarian  Telephone  and   Cable   Corp.   to   Postabank  es
                  Takarekpenztar Reszvenytarsasag, dated as of April 11, 2000.

10.34 Security Deposit Agreement dated April 11, 2000 among Hungarian Telephone and Cable Corp. as Depositor; Citibank Rt., as Depositee and Security Agent; and Hungarotel Tavkozlesi Rt., Raba Com. Rt., Papa es Tersege Telefon Koncesszios Rt., and Kelet-Nograd Com Rt., as Countersignors.

10.35 Security Deposit Agreement dated April 11, 2000 among HTCC Consulting Rt., as Depositor; Citibank Rt., as Depositee and Security Agent; and Hungarotel Tavkozlesi Rt., Raba Com. Rt., Papa es Tersege Telefon Koncesszios Rt., and Kelet-Nograd Com Rt., as Countersignors.

11                Statement re computation of per share earnings  (not required)

12                Statement re computation of ratios  (not required)

13                Annual report to security holders  (not required)

16                Letter re change in certifying accountant  (not required)

18                Letter re change in accounting principles  (None)

Exhibit
Number            Description

21 Subsidiaries of the Registrant, filed as Exhibit 21 to the Registrant's Form 10-K for the fiscal year ending December 31, 1997 and incorporated herein by reference

22                Published   report  regarding  matters  submitted  to  vote of
                  security holders  (not required)

23                Consents of experts and counsel  (not required)

24                Power of Attorney  (not required)

27.1              Financial Data Schedule


         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2000.

                                       HUNGARIAN TELEPHONE AND CABLE CORP.
                                       (Registrant)


                                       By /s/ Ole Bertram
                                          Ole Bertram
                                          President and Chief Executive Officer,
                                          Director

         Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of April 11, 2000.

Signature/Name                                   Title


/s/William T. McGann                             Treasurer and Controller
--------------------------------------------
William T. McGann                                (Principal Accounting Officer;
                                                 Principal Financial Officer)


/s/David A. Finley                               Director, Chairman of the Board
--------------------------------------------
David A. Finley

Signature/Name                                   Title



/s/Daryl A. Ferguson                             Director
------------------------------------
Daryl A. Ferguson


/s/Torben V. Holm                                Director
------------------------------------
Torben V. Holm


/s/Lennart F. Meineche                           Director
------------------------------------
Lennart F. Meineche


/s/John B. Ryan                                  Director
------------------------------------
John B. Ryan


/s/William E. Starkey                            Director
------------------------------------
William E. Starkey


/s/Leonard Tow                                   Director
------------------------------------
Leonard Tow

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

         The following information is included on the pages indicated:

         Consolidated Financial Statements                            Page

              Independent Auditors' Report                            F-2
              Consolidated Balance Sheets                             F-3
              Consolidated Statements of Operations and Comprehensive
                   Income (Loss)                                      F-4
              Consolidated Statements of Stockholders' Deficiency     F-5
              Consolidated Statements of Cash Flows                   F-6
              Notes to Consolidated Financial Statements              F-7 - F-33

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

          Independent Auditors' Report


          The Board of Directors and Stockholders
          Hungarian Telephone and Cable Corp.

          We have audited the accompanying consolidated balance sheets of Hungarian Telephone and Cable Corp. and subsidiaries as of December
          31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States of America.


                                                              KPMG HUNGARIA KFT.

          Budapest, Hungary
          April 12, 2000

       HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES DRAFT 4/11/00
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                        (In thousands, except share data)

                                    Assets                               1999               1998
                                    ------                               ----               ----

Current assets:
    Cash                                                           $     17,197              8,489
    Restricted cash                                                         111                 64
    Accounts receivable, net of allowance
       of $1,030 in 1999 and $962 in 1998                                 6,940              6,703
    Inventories                                                             885              1,111
    Prepayments and other current assets                                  1,082                187
                                                                      ---------            -------

       Total current assets                                              26,215             16,554
Property, plant and equipment, net                                      115,526            136,489
Goodwill, net of accumulated amortization
    of $1,775 in 1999 and $1,303 in 1998                                  7,859             10,000
Other intangibles, net of accumulated amortization
    of $1,156 in 1999 and $1,238 in 1998                                  4,526              5,592
Other assets                                                                557              8,432
                                                                      ---------          ---------
Total assets                                                       $    154,683            177,067
                                                                        =======           ========
                   Liabilities and Stockholders' Deficiency
Current liabilities:
    Current installments of long-term debt                         $          -             31,804
    Short-term loans                                                      5,048                  -
    Accounts payable                                                      3,994              2,061
    Accruals                                                              5,561              3,552
    Other current liabilities                                             1,349                932
    Due to related parties                                                  996              1,011
                                                                       --------            -------
       Total current liabilities                                         16,948             39,360

Long-term debt, excluding current installments                          122,917            202,881
Long-term notes payable, $25,000,000 aggregate face
    amount;  interest  - LIBOR plus 4%,  due March 31,  2007
    (less  unamortized discount based on imputed
    interest rate of 5% - $8,256,000 in 1999; $0 in 1998)                16,744                  -
Due to related parties                                                    1,728             22,372
Deferred credits and other liabilities                                    3,292              1,491
                                                                      ---------          ---------
Total liabilities                                                       161,629            266,104
                                                                       --------            -------
Commitments and Contingencies
Stockholders' deficiency:
    Preferred stock, $.01 par value; $70.00 liquidation value.
       Authorized 200,000 shares; issued and outstanding
       30,000 shares in 1999 and no shares in 1998                            -                  -
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       11,981,579 shares in 1999 and 5,395,864 in 1998                       11                  5
    Additional paid-in capital                                          144,052             71,467
    Accumulated deficit                                               (164,705)          (167,809)
    Accumulated other comprehensive income                               13,696              7,300
                                                                      ---------        -----------
       Total stockholders' deficiency                                   (6,946)           (89,037)
                                                                     ----------        -----------
Total liabilities and stockholders' deficiency                     $    154,683            177,067
                                                                     ==========        ===========

See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                  Years ended December 31, 1999, 1998 and 1997
                 (In thousands, except share and per share data)

                                                                1999              1998             1997
                                                                ----              ----             ----

Telephone services revenues, net                       $       45,438           38,707           37,891
                                                        -------------    -------------     ------------

Operating expenses:
    Operating and maintenance expenses                         17,467           19,575           25,044
    Depreciation and amortization                              11,782           11,560            8,349
    Management fees                                                 -            2,500            5,761
    Termination of management
       services agreement                                           -           11,131                -
                                                        -------------    -------------      -----------

    Total operating expenses                                   29,249           44,766           39,154
                                                        -------------    -------------     ------------

Income (loss) from operations                                  16,189          (6,059)          (1,263)

Other income (expenses):
    Foreign exchange losses, net                              (2,786)            (230)            (517)
    Interest expense                                         (32,450)         (45,856)         (35,159)
    Interest income                                             1,708              686              690
    Other, net                                                  (434)              847               13
                                                        -------------    -------------     ------------

Loss before extraordinary items                              (17,773)         (50,612)         (36,236)

Extraordinary items, net                                       20,945                -                -
                                                        -------------    -------------     ------------

Net income (loss)                                      $        3,172         (50,612)         (36,236)

Preferred stock dividends                                        (68)                -                -
                                                        -------------    -------------     ------------

Net income (loss) available for
    common stockholders                                         3,104         (50,612)         (36,236)

Comprehensive income adjustments                                6,396            2,336            6,458
                                                        -------------    -------------     ------------

Total comprehensive income (loss)                      $        9,500         (48,276)         (29,778)
                                                       ==============    =============     ============


Earnings (loss) per common share - basic and diluted:

    Before extraordinary items                         $       (1.85)           (9.53)           (7.97)

    Extraordinary items                                $         2.18                -                -
                                                        -------------    -------------     ------------

    Net earnings (loss)                                $         0.33           (9.53)           (7.97)
                                                        =============    =============     ============

Weighted average number of
Common shares outstanding - basic and diluted               9,617,939        5,309,985        4,546,163
                                                        =============    =============     ============

See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Deficiency
                  Years ended December 31, 1999, 1998 and 1997
                        (In thousands, except share data)



                                                                                         Accumulated
                                                                Additional               Other                        Total
                                              Common  Preferred Paid-in    Accumulated   Comprehensive  Deferred      Stockholders'
                                    Shares    Stock    Stock    Capital    Deficit       Income         Compensation  Deficiency
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996      4,179,626   $ 4       -      59,327     (80,961)       (1,494)         (666)        $(23,790)
Exercise of options and warrants      81,586     -       -         635          -             -              -              635
Shares issued as compensation          5,000     -       -          52          -             -              -               52
Options issued to officers               -       -       -          70          -             -              -               70
Shares issued to Tele Danmark A/S    969,158     1       -      10,688          -             -              -           10,689
Earned compensation                      -       -       -          -           -             -             285             285
Foreign currency translation adjustment  -       -       -          -           -          6,458             -            6,458
Net loss                                 -       -       -          -      (36,236)           -              -          (36,236)
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997      5,235,370   $ 5       -       70,772   (117,197)        4,964           (381)       $(41,837)
Earned compensation                      -       -       -          -          -             -              125             125
Cancellation of shares               (25,000)    -       -        (256)        -             -              256               -
Exercise of options and warrants      56,400     -       -         224         -             -              -               224
Shares issued as compensation         10,625     -       -          93         -             -              -                93
Shares issued to Citizens            100,000     -       -         513         -             -              -               513
Shares issued as consideration
   relating To former acquisitions    18,469     -       -          -          -             -              -                 -
Options granted in connection with
   Termination agreement                 -       -       -         121         -             -              -               121
Net loss                                 -       -       -          -      (50,612)          -              -           (50,612)
Foreign currency translation adjustment  -       -       -          -          -           2,336            -             2,336
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998       5,395,864  $ 5       -      71,467    (167,809)        7,300            -          $(89,037)
Shares issued to Tele Danmark A/S   1,571,429    2       -      10,998         -             -              -            11,000
Shares issued to Postabank          2,428,572    2       -      33,998         -             -              -            34,000
Shares issued to Citizens           1,300,000    1       -      11,199         -             -              -            11,200
Shares issued to Danish Fund        1,285,714    1       -       8,999         -             -              -             9,000
Stock issuance cost                      -       -       -      (1,488)        -             -              -            (1,488)
Warrant issued in connection with
   Long-term notes                       -       -       -       8,825         -             -              -             8,825
Modification of option terms             -       -       -          54         -             -              -                54
Cumulative preferred stock
   dividends in arrears                  -       -       -          -          (68)          -              -               (68)
Net income                               -       -       -          -        3,172           -              -              3,172
Foreign currency translation adjustment  -       -       -          -          -           6,396            -              6,396
---------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1999      11,981,579  $ 11      -       144,052   (164,705)      13,696            -           $(6,946)

---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                                            1999            1998             1997
                                                            ----            ----             ----

Net cash provided by operating activities           $     18,522          11,118            4,937
                                                       ---------        --------        ---------

Cash flows from investing activities:

     Construction of telecommunications
         networks                                         (9,998)        (16,451)         (83,055)
     Decrease (increase) in construction deposits            (17)            520            9,780
     Other                                                    86             301                -
                                                       ---------        --------        ---------
         Net cash used in investing activities            (9,929)        (15,630)         (73,275)
                                                       ----------       --------        ---------
Cash flows from financing activities:

     Borrowings under long-term debt agreement            41,391          16,099           72,064
     Borrowings under short-term debt agreements         124,753               -                -
     Proceeds from exercise of options and warrants            -             224              635
     Repayments and settlement of long-term debt        (217,697)         (7,048)         (14,326)
     Proceeds from issuance of common stock, net          52,511               -                -
                                                       ---------        --------        ---------
         Net cash provided by financing activities           958           9,275           58,373
                                                       ---------        --------        ---------
Effect of foreign exchange rate changes on cash             (843)           (305)          (1,880)
                                                       ----------       ---------       ----------

Net increase (decrease) in cash                            8,708           4,458          (11,845)

Cash at beginning of year                                  8,489           4,031           15,876
                                                       ---------        --------        ---------
Cash at end of year                                 $     17,197           8,489            4,031
                                                       =========        ========        =========



See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


(1)    Summary of Significant Accounting Policies

       (a)    Description of Business and Other Related Matters

              Hungarian Telephone and Cable Corp. was organized on March 23, 1992 to own and manage telecommunications companies in Hungary. Four subsidiaries of the Company ("the Operating Companies") are presently engaged in the ownership and operation of public switched telephone service.

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

              From 1995 through 1998, the Company's activities involved the acquisition of the concessions and telecommunications networks from Magyar Tavkozlesi Rt. ("Matav") and the subsequent design, development and construction of the modern telecommunications infrastructure that the Company now has in service. By the end of 1998, the Company's networks had the capacity, with only normal capital expenditure requirements in the future, to provide basic telephone services to virtually all of the potential subscribers within its operating areas. The Company earns substantially all of its telecommunications revenue from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer's discretion). The Company paid the Ministry $11.5 million (at historical exchange rates) for its concessions, spent approximately $23.2 million (at historical exchange rates) to acquire the existing telecommunications assets in its Operating Areas from Matav, and has spent $181 million through December 31, 1999 (at historical exchange rates) on the development and construction of its telecommunications infrastructure. The Company funded these costs and working capital needs primarily through a $170 million Credit Facility with Postabank Rt. (the "Original Postabank Credit Facility") and a $47.5 million contractor financing facility. The Company and the Hungarian contractor which granted the contractor financing facility have a disagreement with respect to several issues relating to the quality and quantity of the work done by the contractor. In addition, on March 31, 1999, the Company did not have sufficient funds on hand to pay the first installment due on the Original Postabank Credit Facility. Due to this fact, as well as the disagreement the Company has with the Hungarian contractor, on March 30, 1999, and May 12, 1999, the Company entered into a series of transactions (see notes 4, 5, 6, 8 and 11) which restructured the Company's debt and capital structure. As the final step in the Company's debt and capital restructuring which started in 1999, on April 11, 2000, the Company entered into a EUR 130 million Senior Secured Debt Facility with a European banking syndicate (see note 19).

       (b)    Principles of Consolidation and the Use of Estimates

              The consolidated financial statements include the financial statements of the Hungarian Telephone and Cable Corp. and its majority owned subsidiaries; Kelet-Nograd Com Rt., "KNC"), Raba-Com Rt., ("Raba-Com"), Hungarotel Tavkozlesi Rt.
              ("Hungarotel"), Papa es Tersege Telefon Koncesszios Rt. ("Papatel"), HTCC Consulting Rt. ("HTCC Consulting") and Pilistav Rt. ("Pilistav"). All material intercompany balances and transactions have been eliminated.

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


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

       (c)    Revenue Recognition

              Telephone service revenues are recognized when earned and are primarily derived from usage of the Company's local exchange networks and facilities or under revenue sharing agreements with Matav, the international and national long distance interconnect service provider.

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

              Since commencement of revenue generating activities, the Company has used the Hungarian forint ("HUF") as the functional currency for its majority owned Hungarian subsidiaries. Accordingly, foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of other comprehensive income in stockholders' equity. Foreign exchange fluctuations related to intercompany balances are included in equity if such balances are intended to be long-term in nature. At the time the Company settles such balances, the resulting gain or loss is reflected in the consolidated statement of operations. Gains and losses from foreign currency transactions are included in operations in the period in which they occur.

       (e)    Cash Equivalents

              For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997




       (f)    Inventories

              Inventories consist primarily of telephones for resale and spare parts, are valued using the FIFO method, and are stated at the lower of cost or market.

       (g)    Property, Plant and Equipment

              Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

       (h)    Intangible Assets

              Intangible assets are comprised of concession fees paid and the excess of cost over net assets acquired. The concession fees are being amortized over the 25-year concession period using the straight-line method. The excess of cost over net assets acquired, goodwill, is also amortized over 25 years using the straight-line method.

       (i)    Stock Based Compensation

              The Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. See Note 12.

       (j)    Income Taxes

              Deferred tax assets and liabilities, net of appropriate valuation allowances, are recognized for the future tax consequences
              attributable  to  differences   between  the  financial  statement
              carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

              The Company's Hungarian operating subsidiaries are 100% exempt from Hungarian income tax for a period of five years beginning from January 1, 1994 and 60% exempt for the subsequent five years as long as (1) capitalization stays above 50,000,000 HUF (approximately $198,000 at December 31, 1999 exchange rates), (2) foreign ownership exceeds 30% of the registered capital, and (3) more than 50% of the revenue earned arises from telecommunication services.

       (k)    Net Earnings (Loss) Per Share

              Basic earnings (loss) per share ("EPS") is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock.

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


              Net earnings (loss) and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the years ended December 31, 1999, 1998 and 1997.

              The Company had potentially dilutive common stock equivalents of 8,237,059, 7,474,915 and 7,200,859 for the years ended December
              31, 1999, 1998 and 1997, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented. The basis for determining whether common stock equivalents were potentially dilutive was loss before extraordinary items.

       (l)    Impairment  of  Long-Lived  Assets  and  Long-Lived  Assets  to Be
              Disposed Of

              The Company evaluates the carrying value of long-lived assets to be held and used, including goodwill, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset, including goodwill, is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

 (2)   Cash and Restricted Cash

       (a)    Concentration

              At December 31, 1999, cash of $16,622,000 ($374,000 denominated in U.S. dollars and the equivalent of $16,248,000 denominated in Hungarian Forints) was on deposit with banks in Hungary. In addition, cash of $575,000 denominated in U.S. dollars was on deposit with two major banks in the United States.

       (b)    Restriction

              At December 31, 1999, $22,000 of cash denominated in U.S. dollars was deposited in escrow accounts under terms of construction contracts. In addition, $89,000 was restricted pursuant to certain arrangements with other parties.

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997




 (3)   Property, Plant and Equipment

       The components of property, plant and equipment at December 31, 1999 and 1998 are as follows:


                                                       1999          1998       Estimated Useful Lives
                                                       ----          ----       ----------------------
                                                          (in thousands)

         Land and Buildings                    $       6,526         7,402       25 to 50 years
         Telecommunications equipment                128,116       141,752        7 to 25 years
         Other equipment                               5,766         5,891           5 years
         Construction in progress                      1,921           700
                                                     -------       -------
                                                     142,329       155,745

         Less: accumulated depreciation             (26,803)      (19,256)
                                                    --------      --------
                                               $     115,526       136,489
                                                    ========      ========


       Interest  capitalized and included in the cost of construction of certain
       long-term  assets  amounted  to   approximately   $310,000  in  1998  and
       $4,504,000 in 1997. No interest has been capitalized in 1999.

 (4)   Short-Term Loans

       There were no short-term loans outstanding at December 31, 1998. Short-term loans at December 31, 1999 consist of the following:

                                                                       1999
                                                                  (in thousands)
       Bridge loan:
           Euro - EUR 25,000,000                                    $  25,238
           Hungarian Forint - HUF 25,940,624,000                      102,727
                                                                      -------

       Total short-term loans                                         127,965

       Less amounts refinanced subsequent to December 31, 1999        122,917
                                                                      -------


       Short-term loans, excluding portion classified as
       long-term debt                                               $   5,048
                                                                    =========


       On May 12, 1999, as a part of the restructuring of its debt and capital structure, see Notes 5 and 11, the Company borrowed from Postabank es Takarekpenztar ("Postabank"), a Hungarian commercial bank, $138 million ($128 million at December 31, 1999 exchange rates) under a one-year dual currency bridge loan agreement in Hungarian forints and euros. The bridge loan is repayable on May 12, 2000 and bears interest at an initial rate of 2.25% (the "Margin") plus the Budapest Interbank Offering Rate or Euro LIBOR Rate (14.64% and 3.47%, respectively at December 31, 1999) which Margin increases incrementally to 4.25%, in quarterly increments of 1% during the loan term. At December 31, 1999, the Margin was 3.25%. On April 11, 2000, the Company signed a 130 million Euro senior secured debt facility agreement with a syndicate of Hungarian and non-Hungarian banks, the proceeds of which will be used to repay the existing bridge loan. As a result of this refinancing, the Company has classified $123 million of its short-term loans at December 31, 1999, as long-term debt. See Note 19 for further explanation of this subsequent event.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


       HTCC and one of its subsidiaries, HTCC Consulting Rt. are guarantors for the HTCC subsidiaries under the Bridge Loan Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Bridge Loan Agreement.

(5)    Long-term Debt

Long-term debt at December 31, 1999 consisted of short-term loans refinanced subsequent to December 31, 1999 in the amount of $122,917,000. See Notes 4 and 19 for further explanation.


       Long-term debt at December 31, 1998 consisted of the following:

                                                                                              1998

                                                                                         (in thousands)
       Loan payable including deferred  interest,  interest at the National Bank of Hungary weighted average Treasury Bill + 2.5% (19% at December 31,
           1998), payable in 32 quarterly  installments beginning March 31, 1999 with final payment due December 21, 2006; HUF 42,863,437,000
           outstanding at December 31, 1998.                                             $     197,984
       Construction loan including deferred interest, interest at the National
           Bank of Hungary  weighted  average  Treasury Bill + 2.5% (19% at
           December 31, 1998) payable in 20 quarterly  installments  beginning
           March 31, 1998 with final payment due December 31, 2002;
           HUF 7,926,002,000 outstanding at December 31, 1998.                                  36,610

       Loan payable, without interest due in equal annual installments
           over three years                                                                         91
                                                                                       ---------------

       Total long-term debt                                                             $      234,685

       Less current installments                                                                31,804
                                                                                       ---------------

       Long-term debt, excluding current installments                                      $   202,881
                                                                                       ===============

       On October 15, 1996, the Company and its subsidiaries entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank (the "Original Postabank Credit Facility"). The Company utilized the funding provided by the Original Postabank Credit Facility to continue construction of its telecommunications networks, provide working capital, and repay other debt obligations during 1997 and 1998. The Company did not have sufficient funds to meet the required repayment obligations under the Original Postabank Credit Facility as of March 31, 1999. On May 12, 1999, the Company entered into various agreements as part of the restructuring of its capital structure with the following parties:
       Postabank;  Tele Danmark A/S ("Tele Danmark");  and the Danish Investment

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

       Fund for Central and Eastern  Europe (the "Danish Fund") (see Notes 8 and
       11). As a result of such agreements, the Company extinguished all of its obligations to Postabank under the Original Postabank Credit Facility in the amount of approximately $193 million and the $16.4 million borrowed in settlement of the amount due under the contractor financing facility described below. On the same day, the Company borrowed from Postabank $138 million ($128 million at December 31, 1999 exchange rates) under a one-year dual currency bridge loan agreement in Hungarian forints and euros and $25 million pursuant to certain unsecured notes payable (the "Notes") (see Note 6).

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

        During 1996 and 1997, Hungarotel entered into several construction contracts with a Hungarian contractor which totalled $59.0 million in the aggregate (at historical exchange rates), $47.5 million of which was financed by a contractor financing facility. The financing was provided by the contractor. The contractor financed the financing facility through a facility provided by Postabank. As of December 31, 1998, the balance owed under the contractor financing facility was $36.6 million. On March 30, 1999, Postabank assumed HUF 7 billion plus accrued interest of HUF 348 million (approximately $30.9 million at historical exchange rates) of the Company's liability under the contractor financing facility from the contractor, due to the contractor's financial difficulties, and sold this debt back to the Company for HUF 3 billion (approximately $12.6 million at historical exchange rates). The purchase of the debt was financed by Postabank. On the same day, the Company purchased HUF 4 billion (approximately $16.8 million at historical exchange rates) of loans the contractor had with Postabank for HUF 900 million (approximately $3.8 million at historical exchange rates) and subsequently offset the booked value of the loans purchased of HUF 900 million (approximately $3.8 million at historical exchange rates) against the outstanding amounts owed to the contractor. The purchase of these loans was also financed by Postabank. As a result of the above transactions, the Company recorded an extraordinary gain of HUF 4.3 billion (approximately $18.1 million at historical exchange rates) during the second quarter of 1999 which reflected the extinguishment of all amounts due under the contractor financing facility.

       In 1995, the Company was awarded subsidies from the Ministry aggregating HUF 118,720,000 (approximately $850,000 at December 31, 1995 exchange rates). The required conditions were satisfied in 1996 and the funds were received one-half in the form of a grant and one-half in the form of a non-interest bearing loan repayable over a three year period. As of December 31, 1999, the loan had been fully repaid.

(6)    Long-term Notes Payable

       As described in Notes 4 and 5 above, on May 12, 1999, the Company entered into various agreements as part of the restructuring of its debt and capital structure. As one part of this overall restructuring, the Company issued notes to Postabank in an aggregate amount of $25 million with detachable warrants (the "Warrants"). The Notes accrue interest, which is payable semi-annually, at the LIBOR rate applicable for the six month interest period plus 4%. On April 11, 2000, the Notes were amended such that the interest rate was changed to six month LIBOR plus 3.5%. The Notes which mature in 2007 are transferable subject to applicable security laws.

       The Warrants which were issued pursuant to a series of Warrant Agreements between the Company and Postabank enable Postabank to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The fair value of the warrants amounted to $8.8 million

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


       and has been charged directly to additional paid-in capital. The fair value of the warrants was determined using the Black Scholes Warrant Option valuation model. The unamortized discount on the notes at December 31, 1999 was approximately $8.3 million. The Company has the right to terminate the Warrants in full or proportionately prior to January 1, 2004 provided that the Company repays a proportionate amount of the Notes and an amount equal to 7-1/2% of the aggregate principal amount of the Notes repaid, concurrently with the termination of the Warrants.

(7)    Deferred Credits and Other Liabilities

       During 1999, one of the Company's subsidiaries, Papatel, entered into an agreement with the Hungarian Ministry of Transportation, Telecommunications and Water Management (the "Ministry") for the relinquishment of the subsidiary's right to use a broadcasting frequency previously granted by the Ministry. The frequency was used to provide telephone services to certain customers. In return for the subsidiary agreeing to relinquish the use of the frequency, the Ministry paid a total of 308 MHUF ($1,220,000 at December 31, 1999 exchange rates) as a contribution towards the costs of purchasing and installing fixed network equipment to replace the parts of the network using the frequency. The new fixed network equipment was placed into service on December 31, 1999, and the compensation received from the Ministry, which is included in deferred credits and other liabilities at December 31, 1999, will be recognized over the new fixed network equipment's depreciable life as a reduction in depreciation expense over the future depreciable periods.

       During 1999, another of the Company's subsidiaries, Hungarotel, entered into an agreement with the Ministry for the relinquishment by July 2000 of the subsidiary's right to use a broadcasting frequency previously granted by the Ministry. The frequency is used to provide telephone services to certain customers. For relinquishing the right to use the frequency, the Ministry has paid a total of 557 MHUF ($2,205,000 at December 31, 1999 exchange rates) which is equivalent to the September 30, 1999 net book value of the assets utilizing the frequency, which amount is included in deferred credits and other liabilities at December 31, 1999. In addition, the Ministry also granted Hungarotel the right to an interest free loan in the amount of 334 MHUF ($1,323,000 at December 31, 1999 exchange rates). No amounts have been drawn under this loan as of December 31, 1999. The 557 MHUF deferred credit will be recognized over the remaining life of the assets utilizing the frequency to offset depreciation expense on such assets. Any gain, as a result of selling the equipment utilizing the frequency, will be recognized at such time as the equipment is sold.

(8) Transactions with Tele Danmark A/S and the Danish Fund for Central and Eastern Europe

       On July 1, 1997, the Company entered into an agreement with Tele Danmark A/S ("TDI") pursuant to which TDI agreed to exchange its 20% interest in each of two operating subsidiaries for 420,908 shares of the Company's common stock. The value of shares on the date of issue totalled $3,630,000. Under the agreement, TDI was granted the preemptive right to maintain its equity ownership percentage and the right, if TDI acquired the 4.8% stake in each of the operating subsidiaries owned by the Danish Fund for Central and Eastern Europe ("the Danish Fund"), to sell such shares to the Company on similar terms.

       On September 30, 1997, TDI exercised its right and agreed to exchange the 4.8% interest in each of two operating subsidiaries purchased from the Danish Fund for 101,018 shares of the Company's common stock. The value of shares on the date of issue totalled $1,301,000.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


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

       On May 12, 1999, the Company and TDI entered into a Stock Purchase Agreement (the "TD Stock Purchase Agreement") pursuant to which the Company issued 1,571,429 shares of the Company's common stock in exchange for $11 million. The Company applied the proceeds from the TD Stock
       Purchase Agreement to the repayment of the Original Postabank Credit Facility (see Note 5). TDI agreed not to transfer the shares to any party prior to May 11, 2000 without the prior written consent of the Company.

       As a result of these transactions, TDI's share ownership in the Company is 21.4% of the shares outstanding at December 31, 1999. TDI has been granted preemptive rights to maintain its ownership percentage.

       On May 12, 1999, the Company and the Danish Fund entered into a Stock Purchase Agreement (the "Danish Fund Stock Purchase Agreement") pursuant to which the Company issued 1,285,714 shares of the Company's common stock in exchange for $9 million. The Company applied the proceeds from the Danish Fund Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility (see Note 5). The Danish Fund agreed not to transfer the shares to any party except for Tele Danmark prior to May 11, 2000 without the prior written consent of the Company. As a result of this transaction, the Danish Fund's share ownership in the Company is 10.7% of the shares outstanding at December 31, 1999.

(9)    Income Taxes

       The statutory U.S. Federal tax rate for the years ended December 31, 1999, 1998 and 1997 was 35% and the Hungarian corporate income tax rate for the years ended December 31, 1999, 1998 and 1997 was 18%. For Hungarian corporate income tax purposes, the operating companies were entitled to a 100% reduction in income taxes for the five year period ending December 31, 1998 and are now entitled to a 60% reduction in income taxes for the subsequent five year period ending December 31, 2003. The effective tax rate was zero for the years ended December 31, 1999, 1998 and 1997 due to the Company incurring net operating losses for which no tax benefit was recorded.

       For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 1999 of approximately $16,760,000 which expire in 2007, $142,000; 2008, $422,000; 2009,
       $950,000;  2010, $6,507,000;  2011, $6,328,000;  2012, $1,906,000;  2018,
       $14,000; and 2019, $491,000. As a result of various recent equity transactions, management believes the Company experienced an "ownership change" in 1999, as defined by Section 382 of the Internal Revenue Code which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

       For Hungarian corporate income tax purposes, the Hungarian subsidiaries have unused net operating loss carryforwards at December 31, 1999, at current exchange rates, of approximately $62,972,000. Of this amount, $12,437,000 may be carried forward indefinitely while $1,383,000 may be carried forward until 2000, $7,760,000 until 2001, $11,741,000 until
       2002, $19,532,000 until 2003 and $10,119,000 until 2004.

       The tax effect of temporary differences that give rise to significant portions of deferred tax assets are as follows:



                                                                       December 31
                                                                  ---------------------
                                                                1999                 1998
                                                                ----                 ----
                                                                      ($ thousand)

              Net operating loss carryforwards             $   5,866                5,982
              Write down of assets                               418                  418
              Stock compensation                               1,467                1,467
              Citizen's options                                3,926                2,205
              Termination benefits                               746                1,169
              Citizen's termination agreement                      -                3,896
              Management fees                                  3,236                3,236
              Interest expense                                 1,381                  918
              Other                                              474                  674
                                                            --------             --------
              Total gross deferred tax assets                 17,514               19,965
              Less valuation allowance                       (17,514)             (19,965)
                                                            --------             --------
              Net deferred tax assets                      $       0                    0
                                                            ========             ========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning in making these assessments. During 1999, the valuation allowance decreased by $2,451,000, while in 1998 it increased by $5,011,000.

(10)   Commitments and Contingencies

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

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

              In 1994, the Ministry awarded concession rights to own and operate local public telephone networks to KNC and Raba-Com under agreements which provide for annual concession fees based upon 0.1% and 1.5% of net telephone service revenues for regions operated by KNC and Raba-Com, respectively.

              The concession agreements provide for, among other things, the subsidiaries to provide telephone service to specific numbers of customers by specified dates or be subject to possible monetary penalties and possibly reduction in the period of exclusivity. As of December 31, 1999, the Company believes it has fulfilled these service requirements in their concession areas in all material respects, and has not provided for any potential liability.

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

              The Ministry has stipulated in the Concession Contracts for Hungarotel and Papatel, as amended in June 1996, that each of the Operating Companies must meet certain Hungarian ownership requirements so that by the end of the seventh year of their Concession Contracts Hungarian ownership must consist of 25% plus one share of the relevant Operating Company. For the seven-year period following the date or amendment of a Concession Contract, as the case may be, Hungarian ownership must be at least 10%, except that during such period, such ownership may be reduced to as low as 1% for a period of up to two years. During such seven-year period, while the Hungarian ownership block is required to be at least 10%, such Hungarian ownership of a 10% equity holding in an Operating Company must have voting power of at least 25% plus one share, thus providing Hungarian owners the right to block certain transactions which, under Hungarian corporate law, require a supermajority (75%) of stockholders voting on the matter, such as mergers and consolidations, increases in share capital and winding-up.

               For these purposes, Hungarian ownership of shares means shares owned by Hungarian citizens. Shares owned by a corporation are considered Hungarian owned only in proportion to the Hungarian ownership of such corporation. The LTOs can also fulfill the 25% plus one share Hungarian ownership requirement by listing such shares on the Budapest Stock Exchange.

               The equity ownership requirements and exceptions described above are contained in the June 1996 amended Concession Contracts for Hungarotel and Papatel. The equity ownership requirements expressly set forth in KNC's and Raba-Com's Concession Contracts call for a strict 25% plus one share Hungarian ownership. However, the Ministry has stated, pursuant to a letter dated September 18, 1996, that it intends that all of the Operating
               Companies be treated equally with respect to such ownership requirements.

               Following a capital transaction with Postabank in May 1999 (see note 11) each of the Operating Companies is deemed in compliance with the 10% ownership requirement, however none of the Companies are currently in compliance with the 25% voting requirement. Failure to comply with the 25% Hungarian ownership requirement at

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

               the end of the seven-year period might be considered a serious breach of a Concession Contract, giving the Ministry the right, among other things, to terminate the Concession Contract. There can be no assurance that the Company will be able to increase the Hungarian ownership in the Operating Companies in a manner sufficient to comply with such requirements in the future.

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

       (b)    Construction Commitments

              KNC has a long-term frame contract with Siemens which provides for the continued construction of a local telephone network and the addition of new subscribers in its service area. During the year, the contract was amended to expand the number of subscribers the contractor must connect in order to complete the contract. This contract totals, with the amendment during 1999, approximately $20.0 million, $2.6 million of which remains to be spent.

        (c)   Leases

              The Company leases office facilities in Connecticut, which require minimum annual rentals. Certain of the Company's subsidiaries also rent office space and other facilities. Rent expense for the years ended December 31, 1999, 1998 and 1997, was $395,000, $199,000 and
              $160,000, respectively, and is included in operating and maintenance expenses. Lease obligations for the subsequent five years are as follows (at current exchange rates): 2000, $307,000; 2001, $280,000; 2002, $269,000; 2003, $270,000; and 2004,
              $290,000.

       (d)    Legal Proceedings

              Hungarotel is a defendant in a lawsuit brought in Hungary that alleges breach of contract. The plaintiff is seeking payment of approximately HUF 222 million (approximately $879,000 at December 31, 1999 exchange rates) plus interest. The Company believes it has meritorious defenses to the claim and does not believe there will be any material adverse effect from the outcome of this proceeding.

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

              HTCC Consulting and Papatel are involved in several disputes with the Hungarian taxing authorities (the "APEH") pursuant to which the APEH alleges Consulting owes HUF 105 million (approximately $416,000 at December 31, 1999 exchange rates) and Papatel owes HUF 26 million (approximately $103,000 at December 31, 1999 exchange rates) for various reasons. The Operating Companies believe that the APEH claims are without merit and are vigorously defending themselves against such claims.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

              During  1996  and  1997,   the  Company   entered   into   several
              construction contracts with a Hungarian contractor which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. At December 31, 1998, the balance on the contractor financing facility was $36.6 million. The Company and the contractor have a disagreement with respect to several issues relating to the quality and quantity of the work done by the contractor. The Company has rejected invoices of approximately HUF 700 million (approximately $2.8 million at December 31, 1999 exchange rates). Following a series of transactions with the contractor's major creditor, the Company was able to settle the contractor's claims arising from the accepted but unpaid invoices. During 1998 the Company and the contractor engaged in settlement discussions in order to resolve these issues but were unable to reach a settlement. In addition, in March 1999, Hungarotel acquired a HUF 4 billion (approximately $15.8 million at December 31, 1999 exchange rates) claim against the contractor in order to strengthen its position in any potential procedures initiated by the contractor. The contractor is now seeking payment under separate invoices in the amount of approximately $24 million for work which the Company is disputing because of quality and quantity issues. The Company still has claims against the contractor of approximately $31 million which is more than the contractor's claim. The Company believes that it will prevail on the merits such that it will not be responsible for the full payment on the aggregate contractual amount. There can, however, be no assurances as to the final outcome or course of action of such dispute.

              The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

       (e)    Agreements with Lucent Technologies

              In October 1997, the Company entered into an agreement with Lucent Technologies to become the exclusive distributor of Lucent PBX and Key System products in Hungary. As part of the agreement, the Company purchased fixed assets and inventory valued at $470,000 and agreed to purchase commitments starting at $6 million for each of the next three years. The agreement provided for the imposition of penalties of up to $500,000 annually for failure to meet the purchase requirements. The Company also assumed the employment of 36 employees. During the first quarter of 1998, the Company amended the original agreement with Lucent. Under the first amended agreement, the Company became the exclusive supplier of PBX and Key System products in its Operating Areas while retaining non-exclusive rights to service other Hungarian customers outside its Operating Areas. In addition, the Company was entitled to sell large call centers on a commission basis. The Company's minimum purchase commitments, under the first amended agreement, were reduced to $2 million annually with potential penalties being reduced to a maximum of $200,000 annually for failure to meet the purchase requirements. As a part of the first amended agreement, the Company transferred back $400,000 of assets to Lucent and paid $150,000 to Lucent. In addition, the Company transferred to a third party subcontractor, 28 of the 36 employees originally assumed. For 1998, the Company negotiated a penalty payment of approximately $24,000 towards Lucent for non-performance under the first amended agreement, and this was settled during 1999 in the form of marketing and sales promotions expenses. Effective
              February  1999,  Lucent and the  Company  agreed  that the Company

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

              would give up its right of exclusivity in its Operating Areas. In addition, as a part of this agreement, the Company no longer has any minimum purchase commitments towards Lucent, nor are there any potential penalty fees payable. At the present time, Lucent is changing its distribution channels in Europe and has informed the Company that once they have their new distribution channels in place, the second amended agreement with Lucent will be terminated and the Company will be able to enter into a new agreement with Lucent. No details of the proposed new agreement have been presented to the Company at the present time.

       (f)    Local Tax

              Hungarotel's Concession Contracts require Hungarotel to pay an amount equal to 10 times the local occupational excise tax. The applicability and enforceability of such obligation is not certain at this time, however, the Ministry has clearly stated in a letter to Hungarotel that it will not enforce this particular provision of the Concession Contract. It is not possible to predict with certainty the effect, if any, such provision will have on the Company. The Company has not accrued any amounts related to such tax.

       (g)    Subsidiary Capital Requirements

              In July 1998, Hungary adopted a law requiring corrective action by certain Hungarian companies which have negative net equity for more than two years. Each of the Operating Companies currently have negative net equity. The effective date of the applicability of the law to the Operating Companies is not certain at this time. The Company's debt and equity restructuring which took place during 1999, was the first step in several to remedy the capital structure in each of the Operating Companies and the Company is continuing to work on the matter in order to bring each of the Operating Companies into compliance with the law. While the Company believes that each of the Operating Companies will be able to comply with the law if and when it affects the Operating Companies, there can be no assurance that the Operating Companies will be able to comply with such law.

 (11)  Common and Preferred Stock

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

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


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

       During 1999, the Company issued 1,571,429 shares and 1,285,714 shares to TDI and the Danish Fund, respectively, as part of its overall capital and debt restructuring during the period (see Note 8).

       During the third quarter of 1998, the Company entered into certain agreements with certain wholly-owned subsidiaries of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") pursuant to which the Company settled its disagreements with Citizens regarding certain issues with respect to (i)
       2.1 million shares of the Company's common stock subject to Citizens' accrued preemptive rights and (ii) the Company's management services agreement with Citizens dated as of May 31, 1995 as amended (the "Management Services Agreement"). As part of the settlement of the Management Services Agreement with Citizens (see note 15), the Company issued 100,000 shares of Common Stock. The value of the shares on the date of issue totaled $513,000 which was recorded as an increase to Common Stock and additional paid-in capital.

       On May 12, 1999, the Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement') pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Preferred Stock, par value $0.001 (the "Preferred Shares") in consideration for the extinguishment of liabilities the Company had with Citizens (see note 15). The value of the common stock on the date of issue totaled $9,100,000 which was recorded as an increase to Common Stock and additional paid-in capital. The value of the preferred shares on the date of issue totaled $2,100,000 which was recorded as an increase to Preferred Stock and additional paid-in capital. Citizens, as the holder of the Preferred Shares, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may redeem the Preferred Shares at any time. Citizens can convert each of the Preferred Shares into shares of the Company's common stock on a one for ten basis.

       On May 12, 1999, the Company and Postabank entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which Postabank purchased 2,428,572 shares of the Company's common stock for an aggregate purchase price of $34 million. The Securities Purchase Agreement provides for one person designated by Postabank to be nominated for election to the Company's Board of Directors. Postabank cannot transfer its shares until the earlier of (x) the repayment in full of all the obligations under the Bridge Loan Agreement or (y) May 10, 2000, and then Postabank can only transfer such shares incrementally through 2003 subject to the Company's right of first refusal. The Company's right of first refusal expires in January 2003 and is assignable by the Company to any beneficial holder of more than 10% of the Company's outstanding common stock. The Company applied the proceeds from the stock issuance to the repayment of the Original Postabank Credit Facility (see Note 5). Pursuant to the Securities Purchase Agreement, the Company issued notes to Postabank in an aggregate amount of $25 million (see Note 6) with detachable warrants. As a result of this transaction, Postabank's share ownership in the Company was 20.3% of the Company's outstanding common stock as of December 31, 1999.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


       During 1998, the Company issued 18,469 shares of Common Stock as contingent consideration related to the acquisition of Hungarotel and Papatel in 1995, per the acquisition agreement.

       The Company has reserved 8,237,059 shares as of December 31, 1999 for issuance under stock option plans and agreements and warrants.

 (12)  Stock Based Compensation

       Stock Option Plans

       The Company adopted a stock option plan (the "Plan") in April 1992 which provided for the issuance of an aggregate of 90,000 stock options which was increased to 250,000 at the 1994 Annual Meeting of Stockholders. In 1996, the stockholders of the Company approved an increase in the number of shares available under the plan from 250,000 to 750,000. In 1998, the stockholders of the Company approved an increase in the number of shares available under the plan from 750,000 to 1,000,000. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. The plan is administered by the Board of Directors, which may designate a committee to fulfill its responsibilities. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of December 31, 1999, 820,990 options provided for by the Plan had been issued, of which 167,500 were exercised and 653,490 remained outstanding.

       In 1997, the Company adopted a director stock option plan (the "Directors' Plan") which provides for the issuance of an aggregate of 250,000 stock options. Options granted under the Directors' Plan are exercisable for up to 10 years from the date of grant. As of December 31, 1999, 80,000 options provided for by the Directors' Plan had been issued, of which 5,000 were exercised and 75,000 remained outstanding.

       The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued under the Plan and the Directors' Plan. Had the Company determined compensation cost for options issued under the plans based on the fair value at the grant date according to SFAS No. 123, the Company's net pro forma income and Earnings Per Share would have been as follows:




                                                               1999        1998        1997
                                                               ----        ----        ----
                                                                       (in thousands)

           Net  income (loss)                As reported     $3,172     ($50,612)    ($36,236)
                                               Pro forma     $2,526     ($51,065)    ($36,468)

           Earnings (loss) Per Share         As reported      $0.33       ($9.53)      ($7.97)
                                               Pro forma      $0.27       ($9.62)      ($8.02)

       For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) a risk free rate of 5.03% in 1999, 5.58% in 1998 and 6.56% in 1997, (2) an
       expected life of 5 years for 1999, 6 years for 1998 and 7 years for 1997, and (3) volatility of approximately 81% for 1999, 84% for 1998 and 33% for 1997.

       Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock under SFAS 123 is not reflected in the pro forma net loss amounts because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


       The following is a summary of stock options and warrants, including those issued under the Plan and Directors' Plan referred to above, and other agreements which were granted, exercised and cancelled for the three years ended December 31, 1999:




              -------------------------------------------------------------------------------------
                                                          Outstanding         Option/Warrant Price
                                                       Options/Warrants            Per Share
              ------------------------------------ ------------------------ -----------------------
                     December 31, 1996                       705,476             $3.60-$20.00
                     Granted                                 140,000             $8.75-$11.69
                     Exercised                              (81,586)             $7.00-$10.15
                     Cancelled                               (5,793)                $10.15
              ------------------------------------ ------------------------ -----------------------
                     December 31, 1997                       758,097             $3.60-$20.00
                     Granted                                 151,000             $5.81-$8.00
                     Exercised                              (56,400)             $3.60-$4.00
                     Cancelled                                  -                       -
              ------------------------------------ ------------------------ -----------------------
                     December 31, 1998                       852,697             $4.00-$20.00
                     Granted                                 189,990             $3.25-$6.00
                     Exercised                                  -                       -
                     Cancelled                             (116,950)             $8.00-$20.00
              ------------------------------------ ------------------------ -----------------------
                     December 31, 1999                       925,737             $3.25-$14.00
              ------------------------------------ ------------------------ -----------------------

       The following table summarizes information about shares subject to outstanding options as of December 31, 1999 which were issued to current or former employees, directors or consultants pursuant to the Plan, Directors' Plan, employment or other agreements.




                                       Options Outstanding                            Options Exercisable
                                       -------------------                            -------------------
                                                                        Weighted-
                                                     Weighted-           Average                         Weighted-
              Number            Range of          Average Exercise    Remaining Life      Number          Average
           Outstanding       Exercise Prices          Price            in Years        Exercisable     Exercise Price
           -----------       ---------------          -----            --------        -----------     --------------
              408,237         $3.25-$6.78             $4.43             4.45             343,237         $4.21
              220,000         $8.00-$9.44             $8.57             3.32             220,000         $8.57
               97,500        $11.69-$12.25           $12.16             0.51              97,500        $12.16
              200,000            $14.00              $14.00             1.58             200,000        $14.00
              -------                                                                    -------
              925,737         $3.25-$14.00            $8.29             3.15             860,737         $8.50
             ========                                                                    =======



       Stock Grants

       During the second quarter of 1998, the Company issued 10,625 shares of Common Stock to two former officers as compensation. An amount of $93,000, representing the fair market value of the stock on the date of grant, has been recorded as compensation expense and as an increase in Common Stock and additional paid-in-capital.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


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

       In December 1995, the Company entered into employment agreements with three executives which provided for, among other things, the granting of a total of 102,500 shares of Common Stock. The Common Stock grants vest over a four year period from the effective date of each agreement. As a result of these employment agreements, in 1995 the Company recorded an increase in additional paid-in-capital of $1,050,000, and a corresponding increase in deferred compensation which was being amortized over the vesting period. During 1998, the Company canceled 25,000 shares of the total 102,500 shares granted in December 1995. As a result of the cancellation, the Company recorded a decrease in additional paid-in-capital of $256,000, and a corresponding decrease in deferred compensation.

       In November 1999, the Company cancelled 30,000 fully vested employee stock options previously issued with an original exercise price of $8.00 per share and an expiration date of March 31, 2003, and issued 30,000 options with like terms except that the newly issued options have been granted with an exercise price of $5.46 per share, the fair value of such options at the date of modification. The Company has recognized approximately $54,000 of compensation expense in 1999 as a result of the modification.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997




 (13) Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

       The reconciliation of net income (loss) to net cash provided by operating activities for the years ended December 31, 1999, 1998 and 1997 follows:


                                                                     1999          1998          1997
                                                                     ----          ----          ----
                                                                              (in thousands)
       Net income (loss)                                      $     3,172       (50,612)      (36,236)
       Adjustments to reconcile net income to
           net cash provided by operating activities:
              Depreciation of property, plant and
                     equipment                                     11,008        10,598         7,445
              Amortization of intangibles                             774           962           904
              Asset write-downs                                       237            45           162
              Non-cash compensation                                    54           339           407
              Unrealized foreign currency loss                      2,580           353           209
              Extraordinary items, net                            (20,193)            -             -
              Termination charges                                       -        11,131             -
              Other (income)/expense                               (1,177)         (787)          224
              Unpaid interest                                      16,345        36,494        34,963
           Changes in operating assets and liabilities
              net of  effects  of acquisitions:
              Accounts receivable                                  (1,277)       (2,199)       (6,273)
              Restricted cash                                          60           444        (4,797)
              VAT receivable                                            -         2,503         1,864
              Other assets                                          2,508         1,461        (3,938)
              Accounts payable and accruals                         4,929        (6,156)       (3,955)
              Due to related parties                                 (498)        2,144         4,364
                                                                  --------      -------       -------
       Net cash provided by operating activities              $    18,522        11,118         4,937
                                                                  =======       =======       =======


       Cash paid during the year for:
              Interest                                        $    10,521         9,362           196
                                                                  =======       =======       =======

       Summary of non-cash transactions (figures in dollars):

       During 1999 the Company:

o Issued 1,300,000 shares of Common Stock valued at $9,100,000 and 30,000 shares of Preferred Stock valued at 2,100,000 in settlement of an $8.4 million promissory note and Citizens renouncement and forgiveness of any rights whatsoever in respect of the $21 million aggregate amount payable to Citizens beginning in 2004.

o Modified the exercise price on 30,000 stock options issued to an executive pursuant to a termination agreement.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

       During 1998 the Company:

o Issued 100,000 shares of Common Stock valued at $513,000 and a promissory note in the amount of $8.4 million to Citizens in settlement of $9.6 million of accrued fees and expenses due and payable to Citizens under the terminated management services agreement.
o Issued 10,625 shares of Common Stock as compensation to two former executive officers valued at $93,000.
o Canceled 25,000 restricted shares to a former executive pursuant to a retirement agreement.
o Issued 2,110,896 options to purchase Common Stock valued at $121,000 in settlement of Citizens' accrued preemptive rights.

       During 1997 the Company:

o Issued 969,158 shares of Common Stock valued at $10,689,000 to TDI in exchange for interests and loans in two operating subsidiaries.
o Issued 5,000 shares of Common Stock to a former officer and options to purchase 70,000 shares of Common Stock to three officers at exercise prices below market as compensation.


(14)  Related Parties

       Transactions entered into with certain related parties are as follows:

       (a)    Transactions with former officers and directors

              On July 26, 1996, the Company entered into Termination and Release Agreements, Consulting Agreements and Non-competition Agreements with its former Chairman and Chief Executive Officer, former Vice Chairman and former Chief Financial Officer, Treasurer, Secretary and Director. Pursuant to these agreements, the Company agreed to make payments for severance, consulting fees and non-compete agreements amounting to $7.25 million, in equal monthly installments over a 72 month period commencing August 31, 1996, and also issued options to purchase 200,000 shares of Common Stock at an exercise price of $14.00 per share. These commitments are supported by letters of credit. The Company recorded a charge of approximately $6.3 million in 1996 and has made payments aggregating approximately $1,208,000 in each of 1999, 1998 and 1997 related to these agreements.

       (b)    Transactions with Citizens

              Transactions with Citizens including those under the Management Service Agreements are discussed in Footnote 15.

       (c)    Transactions with Postabank

              Transactions with Postabank are discussed in Notes 4, 5, 6 and 11.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


       Amounts payable to related parties as of December 31, 1999 and 1998, were as follows:


                                                                   1999                1998
                                                                   ----                ----
              Payable to former officers and directors       $   2,656,000     $     3,476,000
              Due to Citizens                                       68,000          19,873,000
              Due to Teleconstruct                                       -              34,000
                                                                 ----------         ----------
                                                             $   2,724,000     $    23,383,000
                                                                 =========          ==========



(15)   Agreements with Citizens

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

       The Citizens Agreements, as amended, resulted in and provided for among other matters the following:

o The nomination by Citizens of one representative to the Company's board of directors (out of a minimum of six directors) for as long as Citizens owns at least 300,000 shares of Common Stock of the Company.

o Citizen's receipt of options and a warrant to purchase an aggregate of 3,635,472 (as adjusted for items described below) additional shares of Common Stock of the Company at exercise prices ranging from $13 to $18 per share under the Stock Option Agreement and Warrant, as amended (the "Citizens Options and Warrant"). The Citizens Options and Warrant were originally due to expire at various dates from May 31, 1997 to September 12, 2000. Expiration dates of the warrant and certain options were extended as discussed below. All of the options were subject to anti-dilution provisions.

o Certain corporate, financial, technical, construction, marketing and operational services were to be provided by Citizens to the Company under the terms of the Management Services Agreement. Such services commenced on July 1, 1995 and were to continue through December 31, 2007. All services rendered by Citizens were subject to the oversight, supervision and approval of the Company. The management fee payable to Citizens was the greater of 5% of Adjusted Gross Revenues, as defined, or a fixed amount ranging from $100,000 to $395,800 per month from July 1995 through December 31, 1996, and $416,600 per month for each month commencing January 1997 for the remainder of the term, subject to adjustment for inflation. Management fees payable to Citizens during 1998 amounted to $2,500,000, while 1997 fees amounted to $5,000,000 plus reimbursable costs of $691,000. There were no fees payable in 1999 as a result of the September 30, 1998 settlement with Citizens described below.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

o The right for Citizens to purchase additional shares of Common Stock, if the Company issues, in connection with any public or private offering, shares of Common Stock, other stock of the Company or any securities convertible into, or exchangeable or exercisable for shares of Common Stock or other stock of the Company at the applicable offering price the number of shares as is necessary to maintain Citizens' then existing percentage ownership on a fully diluted basis.

o On October 18, 1996, the Company entered into certain agreements with Citizens in consideration for, among other things, Citizens' support in fulfilling all terms under a Citicorp Credit Facility and in obtaining the Original Postabank Credit Facility (see note 5). Under such agreements, the Company agreed to (i) extend to September 12, 2000 the exercise periods of a warrant and certain stock options to purchase approximately 2,139,801 shares of Common Stock (as adjusted), (ii) grant Citizens the option to purchase an additional 875,850 shares of Common Stock at an exercise price of $12.75 exercisable through September 12, 2000, and (iii) pay Citizens $750,000 in cash. The cost of this consideration to the Company representing the increase in fair value of the options previously granted, the fair value of the newly granted options and the cash payment amounted to $11.97 million. The fair value of the options was determined using the Black Scholes option pricing model. The Company reflected the portion of the cost related to the financial support in fulfilling the terms of the Citicorp Credit Facility, $5.7 million, as a charge in 1996. The remaining $6.27 million had been capitalized in other assets with other direct costs incurred in obtaining the Postabank Credit Facility and was being amortized over the term of the related debt. As discussed in note 5 above, the Company extinguished the Original Postabank Credit Facility during 1999 and as a result, wrote-off the remaining unamortized deferred financing costs, which included the $6.27 million mentioned above, pertaining to the Original Postabank Credit Facility.

o On September 30, 1998, the Company entered into certain agreements with Citizens pursuant to which the Company settled disagreements with Citizens regarding certain issues with respect to (i) 2.1 million shares of the Company's common stock subject to Citizens' accrued preemptive rights and
     (ii) the Company's management services agreement with Citizens dated as of May 31, 1995, as amended (the "Management Services Agreement").

o Such agreements provided for, among other things, (i) the termination of the Master Agreement dated as of May 31, 1995 between the Company and
     Citizens; (ii) the issuance by the Company to Citizens of 100,000 shares of the Company's common stock and a promissory note in the principal amount of $8,374,498 (the "Note") in settlement of $9.6 million accrued fees and expenses due and payable to Citizens under the Management Services Agreement; (iii) the termination of the Management Services Agreement; (iv) payments by the Company to Citizens in the aggregate amount of $21,000,000 payable in 28 quarterly installments from 2004 through and including 2010 in part as consideration for Citizens' agreement to terminate the Management Services Agreement and in part as consideration for certain consulting services to be provided by Citizens to the Company from 2004 through and including 2010; (v) the grant by the Company to Citizens of certain preemptive rights in connection with any public or private issuances by the Company of shares of its common stock to purchase within 30 days for cash such number of shares of the Company's common stock sufficient to maintain Citizens' then existing percentage ownership interest of the Company's common stock on a fully diluted basis; and (vi) the right of one Citizens designee to the Company's Board of Directors to be renominated for reelection to the Company's Board of Directors for so long as Citizens owns at least 300,000 shares of the Company's common stock.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


o The principal on the promissory note was payable in full on September 15, 2004 and bore interest at a varying rate per annum which was 2-1/2% per annum above the one-year LIBOR rate with monthly adjustments in such varying rate. Accrued interest was to be paid annually.

o The Company recorded a charge totaling $11.1 million in 1998 representing the present value of the $21 million aggregate amount payable to Citizens beginning in 2004 in part as consideration for Citizens' agreement to terminate the Management Services Agreement and in part as consideration for certain consulting services to be provided by Citizens to the Company from 2004 through and including 2010.

o The agreements included an Amended, Restated and Consolidated Stock Option Agreement (the "Restated Stock Option Agreement") pursuant to which the Company granted Citizens an option to purchase 2,110,896 shares of the Company's common stock at a price of $13.00 per share with an expiration date of July 1, 1999 in settlement of Citizens' accrued preemptive rights. The Restated Stock Option agreement also acknowledged Citizens existing options to date to purchase an aggregate of 4,511,322 shares of the Company's common stock at exercise prices ranging from $12.75 to $18.00 per share with an expiration date of September 12, 2000. The cost of this consideration to the Company representing the fair value of the newly granted options in settlement of Citizen's accrued preemptive rights amounted to $121,000. The fair value of the newly granted options was determined using the Black Scholes option pricing model. The Company reflected this cost as a charge in 1998.

o On May 12, 1999, the Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement') pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Preferred Stock, par value $0.01 (the "Preferred Shares"). In consideration for such shares, Citizens
     (i) transferred to the Company for cancellation  the $8,374,000  promissory note issued by the Company to Citizens which was to mature in 2004, (ii) forgave half of the accrued interest due on the promissory note through May 15, 1999 and (iii) agreed to renounce and forego any rights whatsoever to any payment of the $21 million which was payable by the Company to Citizens in quarterly installments of $750,000 each from 2004 through and including 2010. Citizens, as the holder of the Preferred Shares, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may redeem the Preferred Shares at any time. Citizens can convert each of the Preferred Shares into shares of the Company's common stock on a one for ten basis. The Citizens Stock Purchase Agreement provided that if the average closing price of the Company's common stock for the twenty (20) trading days ending March 31, 2000 is less than $7.00 per share, then HTCC shall issue such number of HTCC Preferred Shares (with a value of $70 per share) equal in value to (i) 1,600,000 times (ii) $7.00 less the average closing price of HTCC common stock for such twenty (20) trading day period. The average closing price of the Company's common stock for the above mentioned period was more than $7.00 per share and as a result, no additional shares of HTCC preferred stock have been issued to Citizens. The Citizens Stock Purchase Agreement also requires Citizens not to transfer any shares of HTCC common stock which it may hold prior to May 15, 2000 without the prior

             HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


     written consent of the Company and Postabank. Citizens also waived any and all preemptive and anti-dilution rights in connection with the transactions described in Notes 6, 8 and 11. As a result of the Stock Purchase Agreement with Citizens, the Company recorded extraordinary income of $9.0 million during the second quarter of 1999 which represented the gain on the extinguishment of the liabilities the Company had with Citizens.

       Additionally, the Company is also obligated to bear the cost of registering shares it has issued to Citizens, including shares issuable under the Citizens Options. As a result of the above transactions, on December 31, 1999 Citizens held 19.2% of the Company's outstanding Common Stock and 4,511,322 options to purchase Common Stock. Citizens ownership of the Company's outstanding shares on a fully diluted basis is approximately 35.2% at December 31, 1999.

(16)   Employee Benefit Plan

       Effective December 1996, the Company established a 401(k) salary deferral plan (the "401(k) Plan") on behalf of its U.S. employees. The 401(k) Plan is a qualified defined contribution plan and allows participating employees to defer up to 15% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company has the discretion to match contributions made by the employee. No matching contributions were made by the Company in 1999, 1998 or 1997.


(17)   Segment Disclosures

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

             HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997



       The revenues generated by these products and services for the years ended December 31 were as follows:


                  ($ in thousands)                    1999            1998          1997
                                                      ----            ----          ----

           Telephone services                        $42,088        $35,969         $36,738
           Network services                            2,193          1,402             797
           Other service and product
              revenues                                 1,157          1,336             356
                                                     -------        -------         -------
                                                      45,438        $38,707         $37,891
                                                     =======        =======         =======

       Included in telephone services are connection fee revenues amounting to $1,844,000, $1,958,000 and $12,925,000 for the years ended December 31,
       1999, 1998 and 1997, respectively.

       Major Customers

       For the years ended December 31, 1999, 1998 and 1997, none of the Company's customers accounted for more than 10% of the Company's total revenue.


(18)   Quarterly Financial Data (unaudited)
       ------------------------------------



                                                ($ in thousands)
                                                                            Net Income (Loss)
                                       Revenue          Net Income (Loss)     per Share
                  1999
           First quarter               11,205              (8,014)            (1.49)
           Second quarter              10,790                15,977             1.77
           Third quarter               11,169               (2,736)           (0.23)
           Fourth quarter              12,274               (2,055)           (0.17)

                  1998
           First quarter                9,372              (11,700)           (2.22)
           Second quarter               9,718              (10,955)           (2.07)
           Third quarter                9,412              (19,073)           (3.61)
           Fourth quarter              10,205               (8,884)           (1.65)


(19)     Subsequent Events

        On April 11, 2000, the Company entered into a EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement") with a European banking syndicate. The Company intends to draw down the entire EUR 130 million ($124 million at current exchange rates), which funds will be used in their entirety, along with another $6 million of other Company funds, to pay off the entire outstanding balance EUR 128 million (approximately $128 million at December 31, 1999 exchange rates) of the Postabank Bridge Loan Agreement which will result in the termination of the Postabank Bridge Loan which matures on May 12, 2000, as well as fees associated with the Debt Agreement. The borrowers under the Debt Agreement are the Operating Companies who were the borrowers under the Postabank Bridge Loan Agreement.

             HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


        The Debt Agreement has two facilities. Facility A is a floating rate term loan in the amount of EUR 125 million (the "Term Facility") which principal is repayable semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amount of the principal repayments on the Term Facility are to be an escalating percentage of the amounts drawn down (EUR 125 million). Any amounts borrowed under the Term Facility have to be drawn down within thirty days of the execution of the Debt Agreement in either euros or, if funded by the banking syndicate, Hungarian forints. The Company intends to borrow the full EUR 125 million, or its equivalent in euros and Hungarian forints. Any amounts borrowed in Hungarian forints are repayable in Hungarian forints. The Term Facility loans denominated in euros accrue interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The Term Facility loans denominated in Hungarian forints accrue interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for Term Facility Loans denominated in euros is, at the Company's option in one, three or six months. The Company intends to choose six months. The applicable interest period for Term Facility Loans denominated in Hungarian forints is, at the Company's option in one or three months. The Company intends to choose three months. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.15% subject to the financial performance of the Company as measured by the ratio of the Company's senior debt to its earnings before interest, taxes, depreciation and amortization.

        Facility B is a floating rate revolving loan in the amount of EUR 5 million (the "Revolving Facility") which can only be drawn down in euros. The Revolving Facility will be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility is available until December 31, 2007. The Company intends to borrow the full amount of the Revolving Facility to pay off the balance of the Postabank Bridge Loan Agreement and fees associated with the transaction. The principal amount borrowed under the Revolving Facility is due at the end of each interest period at which point the Company can, subject to certain conditions, roll over the amount of principal borrowed. The applicable interest period for the Revolving Facility is, at the Company's option, one, three, or six months. The Company intends to choose six months. Interest is payable at the end of each interest period calculated similar to Term Facility A loans denominated in euros.

        As a part of the Debt Agreement, the Company is required to hedge at least 50% of the euro borrowings until a minimum of 50% of Facility A has been cancelled, prepaid or repaid. Dependent on its cash flow, commencing in 2001, the Company will be required to prepay the equivalent of $25 million on Facility A until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing.

             HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


        The Company is obligated to pay a commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment. Since the Company intends to borrow the full amount of the Debt Agreement soon, there will be no commitment fee payable at the present time. The Company will pay an arrangement fee in the amount of EUR 2,665,000 (approximately $2,500,000) and an agency fee in the amount of $60,000. HTCC and one of its subsidiaries, HTCC Consulting Rt., are guarantors for the HTCC operating subsidiaries under the Debt Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Debt Agreement. The Company and Citibank Rt.(as security agent) entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement. The Debt Agreement contains customary representation and warranties. The Company is subject to some restrictive covenants including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains the customary events of default, which would trigger early repayment of the balance on the Debt Agreement including those related to a change of control. If prior to the later of the December 31, 2001 or the Trigger Date (as defined below), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund, together, no longer own 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark and the Danish Fund currently own 32.1% of the outstanding Common Stock. The Trigger Date is defined as the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than 3.5 to 1. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Agreement.

                      HUNGARIAN TELEPHONE AND CABLE CORP.

                               Index to Exhibits

Exhibit No.       Description

10.32 EUR 130 million Senior Secured Debt Facility dated April 11, 2000 among Hungarian Telephone and Cable Corp. and its subsidiaries; Citibank N.A. and Westdeutsche Landesbank Girozentrale, as arrangers; Citibank International PLC as facility agent; and Citibank Rt. as Security Agent.

10.33             Form  of   Amended  and  Restated  Unsecured  Note  issued  by
                  Hungarian  Telephone  and   Cable   Corp.   to   Postabank  es
                  Takarekpenztar Reszvenytarsasag, dated as of April 11, 2000.

10.34 Security Deposit Agreement dated April 11, 2000 among Hungarian Telephone and Cable Corp. as Depositor; Citibank Rt., as Depositee and Security Agent; and Hungarotel Tavkozlesi Rt., Raba Com. Rt., Papa es Tersege Telefon Koncesszios Rt., and Kelet-Nograd Com Rt., as Countersignors.

10.35 Security Deposit Agreement dated April 11, 2000 among HTCC Consulting Rt., as Depositor; Citibank Rt., as Depositee and Security Agent; and Hungarotel Tavkozlesi Rt., Raba Com. Rt., Papa es Tersege Telefon Koncesszios Rt., and Kelet-Nograd Com Rt., as Countersignors.

27.1              Financial Data Schedule