Form 10-Q
period 2000-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2000-05-10
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                  For the quarterly period ended March 31, 2000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000     Commission file number 1-11484
                               --------------




                       HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact name of registrant as specified in its charter)



            Delaware                                     13-3652685
-----------------------------------         ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)



                       32 Center Street, Darien, CT 06820
                    (Address of principal executive offices)

                                 (203) 656-3882
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                                         Yes   X          No
                                                             -----



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest possible date:



Common Stock, $.001 par value                      12,015,179 Shares
(Class)                                            (Outstanding at May 10, 2000)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                          Page No.
                                                                        --------

       Consolidated Condensed Balance Sheets                               2
       Consolidated Condensed Statements of Operations and
            Comprehensive Loss                                             3
       Consolidated Condensed Statements of Stockholders' Deficiency       4
       Consolidated Condensed Statements of Cash Flows                     5
       Notes to Consolidated Condensed Financial Statements                6
       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       13

Part II. Other Information                                                 21

Signatures                                                                 22

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                          Item 1. Financial Statements
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                   Assets                                             March 31, 2000    December 31, 1999
                   ------                                             --------------    -----------------
                                                                         (unaudited)
Current assets:
    Cash and cash equivalents                                     $          20,281     $          17,197
    Restricted cash                                                             116                   111
    Accounts receivable, net                                                  5,989                 6,940
    Inventories                                                               1,053                   885
    Prepayments and other current assets                                        645                 1,082
                                                                       ------------          ------------

           Total current assets                                              28,084                26,215

Property, plant and equipment, net                                          106,291               115,526
Goodwill, less accumulated amortization                                       7,121                 7,859
Other intangibles, less accumulated amortization                              4,179                 4,526
Other assets                                                                    390                   557
                                                                       ------------          ------------

Total assets                                                      $         146,065     $         154,683
                                                                       ============          ============

                  Liabilities and Stockholders' Deficiency
                  ----------------------------------------
Current liabilities:
    Short-term loans                                              $           3,828     $           5,048
    Accounts payable                                                            875                 3,994
    Accruals                                                                 10,605                 5,561
    Other current liabilities                                                 1,696                 1,349
    Due to related parties                                                    1,052                   996
                                                                       ------------          ------------

           Total current liabilities                                         18,056                16,948
Long-term debt, excluding current installments                              116,194               122,917
Long-term notes payable, $25,000,000 aggregate face
    amount;  interest  - LIBOR plus 4%,  due March 31,  2007
    (less  unamortized discount based on imputed interest
    rate of 5% - $8,023,000 in 2000; $8,256,000 in 1999)                     16,977                16,744
Due to related parties                                                        1,477                 1,728
Deferred credits and other liabilities                                        2,573                 3,292
                                                                       ------------          ------------

Total liabilities                                                           155,277               161,629
                                                                       ------------          ------------
Commitments and Contingencies
Stockholders' deficiency:
    Preferred stock, $.01 par value; $70.00 liquidation value.
       Authorized 200,000 shares; issued and outstanding
       30,000 shares in 2000 and 1999                                            -                     -
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       12,009,479 shares in 2000 and 11,981,579 in 1999                          12                    11
    Additional paid-in capital                                              144,269               144,052
    Accumulated deficit                                                    (168,161)             (164,705)
    Accumulated other comprehensive income                                   14,668                13,696
                                                                       ------------          ------------
           Total stockholders' deficiency                                    (9,212)               (6,946)
                                                                       ------------          ------------
Total liabilities and stockholders' deficiency                    $         146,065     $         154,683
                                                                       ============          ============

See accompanying notes to the unaudited consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
      Consolidated Condensed Statement of Operations and Comprehensive Loss
                     For the Three Month Periods Ended March
                        31, 2000 and 1999 (In thousands,
                        except share and per share data)

                                   (unaudited)



                                                                 2000                  1999
                                                                 ----                  ----

Telephone service revenues, net                         $      10,831         $      11,205
Operating expenses:
    Operating and maintenance expenses                          4,318                 4,396
    Depreciation and amortization                               2,501                 2,853
                                                           ----------           -----------

    Total operating expenses                                    6,819                 7,249
                                                           ----------           -----------
Income from operations                                          4,012                 3,956
Other income (expenses):
    Foreign exchange losses                                    (1,978)                 (333)
    Interest expense                                           (5,927)              (11,860)
    Interest income                                               460                   243
    Other, net                                                      3                   (20)
                                                           ----------           ------------

Net loss                                                $      (3,430)        $      (8,014)

Preferred stock dividends                                         (26)                    -
                                                           -----------          -----------

Net loss attributable to common stockholders                   (3,456)               (8,014)

Comprehensive income adjustments                                  972                 6,860
                                                           ----------           -----------

Total comprehensive loss                                $      (2,484)        $      (1,154)
                                                           ===========          ============


Net loss per common share - basic and diluted           $       (0.29)        $      (1.49)
                                                              =======               ======

Weighted average number of common shares
Outstanding - basic and diluted                            11,989,428             5,395,864
                                                           ==========           ===========





See accompanying notes to the unaudited consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
          Consolidated Condensed Statements of Stockholders' Deficiency
                        (In thousands, except share data)

                                   (unaudited)



                                                                                                    Accumulated
                                                                                                       Other            Total
                                        Common     Preferred      Additional       Accumulated     Comprehensive    Stockholders'
                              Shares      Stock      Stock      Paid-in Capital      deficit          Income         Deficiency
--------------------------- ----------- ---------- ----------- ------------------ --------------- ---------------- ----------------
Balances at December 31,
1999                        11,981,579    $ 11         -            144,052         (164,705)         13,696          $ (6,946)

Exercise of options           27,900        1          -              217               -                -               218

Cumulative preferred
stock dividends in arrears      -           -          -               -               (26)              -              (26)

Net loss                        -           -          -               -             (3,430)             -             (3,430)

Foreign currency
translation adjustment          -           -          -               -                -               972              972
--------------------------- ----------- ---------- ----------- ------------------ --------------- ---------------- ----------------

Balances at March 31, 2000  12,009,479    $ 12         -            144,269         (168,161)         14,668          $ (9,212)
--------------------------- ----------- ---------- ----------- ------------------ --------------- ---------------- ----------------








See accompanying notes to the unaudited consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
            For the Three Month Periods Ended March 31, 2000 and 1999
                                 (In thousands)

                                   (unaudited)


                                                                     2000                    1999
                                                                     ----                    ----

Net cash provided by operating activities                   $         4,901                  3,828
                                                                 ----------            -----------
Cash flows from investing activities:
    Construction of telecommunication networks                         (976)                  (877)
    (Increase) decrease in construction deposits                         (1)                    20
    Proceeds from sale of assets                                         31                     15
                                                                 ----------            -----------

           Net cash used in investing activities                       (946)                  (842)
                                                                 ----------            -----------
Cash flows from financing activities:
    Borrowings under debt agreements                                      -                 16,391
    Repayment of long-term debt                                         (30)                   (90)
    Payments in connection with settlement and
      refinancing of long-term debt                                       -                (15,000)
    Proceeds from exercise of options                                   218                      -
                                                                 ----------            -----------
           Net cash provided by financing activities                    188                  1,301
                                                                 ----------            -----------
Effect of foreign exchange rate changes on cash                      (1,059)                  (954)
                                                                 -----------           -----------

Net increase in cash and cash equivalents                             3,084                  3,333

Cash and cash equivalents at beginning of period                     17,197                  8,489
                                                                 ----------            -----------

Cash and cash equivalents at end of period                  $        20,281                 11,822
                                                                 ==========            ===========



See accompanying notes to the unaudited consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


(1)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The accompanying condensed consolidated financial statements of Hungarian Telephone and Cable Corp. and its Subsidiaries ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") have been prepared without audit and, in the opinion of management, include all adjustments consisting mainly of normal recurring accruals necessary for a fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

              The accompanying condensed consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries; Kelet-Nograd Com Rt., ("KNC"), Raba-Com Rt., ("Raba-Com"), Hungarotel Tavkozlesi Rt. ("Hungarotel"), Papa es Tersege Telefon Koncesszios Rt. ("Papatel") collectively (the "Operating Companies"), HTCC Consulting Rt. ("HTCC Consulting") and Pilistav Rt. ("Pilistav"). All material intercompany balances and transactions have been eliminated.

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

              The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and Subsidiaries for the year ended December 31, 1999, including the notes thereto, set forth in the Company's Form 10-K.

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

              Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the periods ended March 31, 2000 and 1999.

              The Company had potentially dilutive common stock equivalents of 8,246,659 and 7,599,905 for the periods ended March 31, 2000 and 1999, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

(2)    Cash, Cash Equivalents and Restricted Cash

       (a)    Cash

              At March 31, 2000,  cash of $5,804,000  comprised  the  following:
              $1,373,000  on  deposit  in  the  United  States  and   $4,431,000
              consisting of $353,000 denominated in U.S. dollars and the equivalent of $4,078,000 denominated in Hungarian forints on deposit with banks in Hungary.

       (b)    Cash Equivalents

              Cash equivalents amounted to approximately $14,477,000 at March 31, 2000 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell which mature within three months.

       (c)    Restricted Cash

              At March 31, 2000, approximately $22,000 of cash denominated in U.S. Dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $94,000 was restricted pursuant to certain arrangements with other parties.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

(3)    Related Parties

       Current and long-term amounts due to related parties totalling $2,529,000 at March 31, 2000 is comprised of the following: $94,000 due to a subsidiary of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") representing cumulative preferred stock dividends in arrears and $2,435,000 representing payments due to certain former officers under separate termination, consulting and non-competition agreements. The Company paid approximately $302,000 during each of the three months ended March 31, 2000 and 1999 to three former officers under these agreements.

       The Company has short-term loans (see Note 4) and long-term notes with Postabank es Takarekpenztar ("Postabank"), a Hungarian commercial bank. Postabank's share ownership in the Company is 20.2% of the shares outstanding at March 31, 2000.

(4)    Short-term Loans


       Short-term loans at March 31, 2000 consist of the following:


                                                                                         2000
                                                                                   (in thousands)
               Bridge loan:
                  Euro - EUR 25,000,000                                             $  23,924
                  Hungarian Forint - HUF 25,940,624,000                                96,098
                                                                                     --------
               Total short-term loans                                                 120,022

               Less amounts refinanced subsequent to March 31, 2000                   116,194
                                                                                      -------

               Short-term loans, excluding portion classified as long-term debt     $   3,828
                                                                                     ========


       On May 12, 1999, the Company borrowed from Postabank $138 million ($120 million at March 31, 2000 exchange rates) under a one-year dual currency bridge loan agreement in Hungarian forints and Euros. The bridge loan was repayable on May 12, 2000 and bore interest at an initial rate of 2.25% (the "Margin") plus the Budapest Interbank Offering Rate or Euro LIBOR Rate (11.68% and 3.69%, respectively at March 31, 2000) which Margin increased incrementally to 4.25%, in quarterly increments of 1% during the loan

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements


                                   (unaudited)

       term. At March 31, 2000, the Margin was 4.25%. On April 11, 2000, the Company signed a 130 million Euro senior secured debt facility agreement with a European banking syndicate, the proceeds of which were used to repay the existing bridge loan on April 20, 2000. As a result of this refinancing, the Company has classified $116 million of its short-term loans at March 31, 2000, as long-term debt. See Note 6 for further explanation of this subsequent event.


(5)    Segment Disclosures

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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements


                                   (unaudited)



       The revenues generated by these products and services for the periods ended March 31 were as follows:

                   ($ in thousands)                   2000          1999
                                                      ----          ----

           Telephone services                       $10,086        $10,492
           Network services                             551            524
           Other service and product
              revenues                                  194            189
                                                    -------        -------
                                                    $10,831        $11,205
                                                    =======        =======

       Included in telephone services are connection fee revenues amounting to $159,000 and $331,000 for the periods ended March 31, 2000 and 1999, respectively.

       Major Customers

       For the periods ended March 31, 2000 and 1999, none of the Company's customers accounted for more than 10% of the Company's total revenue.

(6)    Subsequent Events

       On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement" or "Facility") with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), the funds of which were used, along with another $7.3 million of other Company funds, at April 20, 2000 exchange rates, to pay off the entire outstanding balance EUR 134 million (approximately $128 million at March 31, 2000 exchange rates) of the Postabank Bridge Loan which resulted in the termination of the Postabank Bridge Loan which was due to mature on May 12, 2000, as well as fees associated with the Debt
       Agreement. The borrowers under the Debt Agreement are the Operating Companies who were the borrowers under the Postabank Bridge Loan. The Debt Agreement has two facilities. Facility A is a floating rate term

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


        loan in the amount of EUR 125 million (the "Term Facility") which principal is repayable semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amounts of the principal repayments on the Term Facility are to be escalating percentages of the amounts drawn down (EUR 125 million). The Company has borrowed the full EUR 125 million, of which EUR 84,135,000 was funded in euro and the equivalent of EUR 40,865,000 was funded in Hungarian forints. The amounts borrowed in Hungarian forints are repayable in Hungarian forints. The Term Facility loans denominated in euros accrue interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The Term Facility loans denominated in Hungarian forints accrue interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for Term Facility Loans denominated in euros is six months. The applicable interest period for Term Facility Loans denominated in Hungarian forints is three months. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.15% subject to the financial performance of the Company as measured by the ratio of the Company's senior debt to its earnings before interest, taxes, depreciation and amortization.

       Facility B is a floating rate revolving loan in the amount of EUR 5 million (the "Revolving Facility") which can only be drawn down in euros. The Revolving Facility will be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility is available until December 31, 2007. The Company borrowed EUR 4 million of the Revolving Facility to pay off the balance of the Postabank Bridge Loan and fees associated with the transaction on April 20, 2000. The principal amount borrowed under the Revolving Facility is due at the end of each interest period at which point the Company can, subject to certain conditions, roll over the amount of principal borrowed. The applicable interest period for the Revolving Facility is, at the Company's option, one, three, or six months. The Company chose 6 months at the present time. Interest is payable at the end of each interest period calculated similar to the Term Facility loan denominated in euros.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       As a part of the Debt Agreement, the Company is required to hedge at least 50% of the euro borrowings until a minimum of 50% of the Term Facility has been cancelled, prepaid or repaid. Dependent on its cash flow, commencing in 2001, the Company will be required to prepay the equivalent of $25 million on the Term Facility until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing.


       The Company is obligated to pay a commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment. Since the Company only borrowed EUR 4 million of the Revolving Facility, the Company will pay a commitment fee of EUR 7,500 for the unused EUR 1 million commitment. The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2,508,000 at April 20, 2000 exchange rates) and an agency fee in the amount of $60,000. HTCC and one of its subsidiaries, HTCC Consulting Rt., are guarantors for the HTCC operating companies under the Debt Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Debt Agreement. The Company and Citibank Rt. (as security agent) have entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement. The Debt Agreement contains customary representation and warranties. The Company is subject to some restrictive covenants including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains the customary events of default, which would trigger early repayment of the balance on the Debt Agreement including those related to a change of control. If prior to the later of the December 31, 2001 or the Trigger Date (as defined below), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund, together, no longer own at least 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark and the Danish Fund currently together own 32.1% of the outstanding Common Stock. The Trigger Date is defined as the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than 3.5 to 1. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Facility.

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

         On April 11, 2000, the Company entered into a EUR 130 million syndicated senior secured debt facility, which proceeds were used to repay the Company's existing bridge loan. See "Liquidity and Capital Resources" section below.

         During 1996 and 1997, the Company embarked on a significant network development program which met its substantial demand backlog, increased the number of basic telephone access lines in service and modernized existing facilities. The development and installation of the network in each of the Company's operating areas required significant capital expenditures.

         The Company's Hungarian subsidiaries functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2000 was 261.48, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 1999 of 226.29. This 16% devaluation of the Hungarian forint against the U.S. dollar reflects the strengthening of the U.S. dollar against the Hungarian forint during the period. When comparing the three months ended March 31, 2000 to the three months ended March 31, 1999, it should be noted that all U.S. dollar reported amounts have been affected by this 16% devaluation in the Hungarian subsidiaries' functional currency.

         As a result of the Company's development program, the Company achieved EBITDA1 of $6.5 million during the quarter ended March 31, 2000, down from EBITDA of $6.8 million for the quarter ended March 31, 1999. Now that the Company's network is substantially built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers, revenues per customer and on-going construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

--------
1 EBITDA is defined as net revenue less operating and maintenance expenses. The Company has included information concerning EBITDA because it understands that it is used by certain investors as one measure of the Company's ability to service or incur indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and is not necessarily comparable to similarly titled measures used by other companies. EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         The success of the Company's strategy is dependent upon its ability to increase revenues through the increased usage and the addition of new subscribers. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added approximately 141,000 access lines through March 31, 2000 to the approximately 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("Matav"), the former State-controlled monopoly telephone company.


Comparison of Three Months Ended March 31, 2000 and Three Months Ended March 31, 1999

   Net Revenues

                                                            Quarter ended
      (dollars in millions)                               2000         1999      % change

      Measured service revenues                            8.0           8.7         (8)
      Subscription revenues                                3.2           2.8          14
      Net interconnect charges                            (1.6)        (1.6)           -
      Net measured service and subscription revenues       9.6           9.9         (3)
      Connection fees                                      0.2           0.3        (33)
      Other operating revenues, net                        1.0           1.0           -
      Telephone Service Revenues, Net                     10.8          11.2         (4)

         The Company recorded a 4% decrease in telephone service revenues to $10.8 million for the three months ended March 31, 2000 from $11.2 million for the three months ended March 31, 1999.

         Net measured service and subscription revenues decreased 3% to $9.6 million for the three months ended March 31, 2000 from $9.9 million for the three months ended March 31, 1999. Measured service revenues decreased 8% to $8.0 million during the three months ended March 31, 2000 from $8.7 million during the three months ended March 31, 1999. Subscription revenues increased 14% to $3.2 million during the three months ended March 31, 2000 from $2.8 million during the three months ended March 31, 1999. Measured service revenues increased in functional currency terms by approximately 7% as a result of an 8% increase in average access lines in service from approximately 185,900 for the three months ended March 31, 1999 to approximately 200,900 during the three months ended March 31, 2000, offset by an approximate 16% devaluation of the functional currency during the period. Subscription revenues increased in functional currency terms by approximately 33% as a result of tariff re-balancing by the Hungarian telecommunications regulatory authorities effective February 1, 2000, as well as the increase in average access lines in service previously discussed, offset by the approximate 16% devaluation of the functional currency during the period. Under tariff re-balancing, a more cost-driven payment structure is envisaged with the actual monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, over the past several years, as in many other countries, cheaper local call charges have been subsidized by overly expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the telecoms industry, as a whole, is expected to be neutral. However, the Company is expecting to see a slightly positive net revenue effect on its telephone service revenues.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

         These revenues have been reduced by net interconnect charges which totalled $1.6 million during the three month periods ended March 31, 2000 and 1999. As a percentage of call and subscription revenues, net interconnect charges have remained consistent at 14% for each of the three month periods ended March 31, 2000 and 1999.

         Connection fees for the three month period ended March 31, 2000 totalled $0.2 million as compared to $0.3 million for the three months ended March 31, 1999. This decrease reflects a reduction in the number of new access lines connected and the devaluation of the Hungarian forint.

         Other operating revenues remained consistent at $1.0 million for the three months ended March 31, 2000 and March 31, 1999.

   Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 2% to $4.3 million for the three months ended March 31, 2000 as compared to $4.4 million for the three months ended March 31, 1999. On a per line basis, operating and maintenance expenses decreased to approximately $22 per average access line for the three months ended March 31, 2000 from $24 for the three months ended March 31, 1999 as the Company achieved productivity improvements. The Company does not expect a significant decrease in operating and maintenance expenses in 2000 in U.S. dollar terms. However, on a per line basis, operating and maintenance costs are expected to decline as additional access lines are added during 2000.

   Depreciation and Amortization

         Depreciation and amortization charges decreased $0.4 million to $2.5 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. Depreciation and amortization charges increased in functional currency terms by approximately 1% due to additional capital expenditures during the period. However, due to the devaluation of the Hungarian forint during the period, depreciation and amortization charges for the three months ended March 31, 2000 have decreased in U.S. dollar terms compared to the three months ended March 31, 1999.

   Income from Operations

         Income from operations remained consistent at $4.0 million for the three months ended March 31, 2000 and March 31, 1999.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

   Foreign Exchange Losses

         Foreign exchange losses increased $1.7 million to $2.0 for the three months ended March 31, 2000 from $0.3 million for the three months ended March 31, 1999. Such foreign exchange losses resulted primarily from the devaluation of the Hungarian forint against the U.S. dollar during the period. This increase in foreign exchange losses during the period is due to the Company's restructuring of its debt obligations in May 1999. Prior to its restructuring, all of the Company's debt was denominated in Hungarian forints. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

   Interest Expense

         Interest expense decreased to $5.9 million for the three months ended March 31, 2000 from $11.9 million for the three months ended March 31, 1999. This decrease was attributable to lower average debt levels during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The Company restructured its debt obligations in May 1999 and interest expense was expected to decrease as compared to the three months ended March 31, 1999. See "Liquidity and Capital Resources" section below.

   Interest Income

         Interest income increased to $0.5 million for the three months ended March 31, 2000 from $0.2 million for the three months ended March 31, 1999 due to higher average cash and cash equivalent balances outstanding during the three months ended March 31, 2000.

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss of $3.5 million, or $0.29 per share, during the three months ended March 31, 2000 as compared to a net loss of $8.0 million, or $1.49 per share, during the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The on-going development and installation of the network in each of the Company's Operating Areas required significant capital expenditures ($182 million at historical exchange rates through March 31, 2000). The Company's networks now have the capacity to provide basic telephone services to virtually all of the potential subscribers within its Operating Areas.

         Net cash provided by operating activities totalled $4.9 million during the three months ended March 31, 2000 compared to $3.8 million during the three months ended March 31, 1999. For the three months ended March 31, 2000 and 1999, the Company used $0.9 million and $0.8 million, respectively, in investing activities, which was primarily used to fund additions to the Company's telecommunications networks. Financing activities provided net cash of $0.2 million and $1.3 million for the three months ended March 31, 2000 and 1999, respectively.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement" or "Facility") with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), the funds of which were used, along with another $7.3 million of other Company funds, at April 20, 2000 exchange rates, to pay off the entire outstanding balance EUR 134 million (approximately $128 million at March 31, 2000 exchange rates) of the Bridge Loan with Postabank which resulted in the termination of the Postabank Bridge Loan which was due to mature on May 12, 2000, as well as fees associated with the Debt Agreement. The borrowers under the Debt Agreement are the Operating Companies who were the borrowers under the Postabank Bridge Loan. The Debt Agreement has two facilities. Facility A is a floating rate term loan in the amount of EUR 125 million (the "Term Facility") which principal is repayable semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amounts of the principal repayments on the Term Facility are to be escalating percentages of the amounts drawn down (EUR 125 million). The Company has borrowed the full EUR 125 million, of which EUR 84,135,000 was funded in euro and the equivalent of EUR 40,865,000 was funded in Hungarian forints. The amounts borrowed in Hungarian forints are repayable in Hungarian forints. The Term Facility loans denominated in euros accrue interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The Term Facility loans denominated in Hungarian forints accrue interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for Term
Facility Loans denominated in euros is six months. The applicable interest period for Term Facility Loans denominated in Hungarian forints is three months. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.15% subject to the financial performance of the Company as measured by the ratio of the Company's senior debt to its earnings before interest, taxes, depreciation and amortization.

         Facility B is a floating rate revolving loan in the amount of EUR 5 million (the "Revolving Facility") which can only be drawn down in euros. The Revolving Facility will be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility is available until December 31, 2007. The Company borrowed EUR 4 million of the Revolving Facility to pay off the balance of the Postabank Bridge Loan and fees associated with the transaction on April 20, 2000. The principal amount borrowed under the Revolving Facility is due at the end of each interest period at which point the Company can, subject to certain conditions, roll over the amount of principal borrowed. The applicable interest period for the Revolving Facility is, at the Company's option, one, three, or six months. The Company chose 6 months at the present time. Interest is payable at the end of each interest period calculated similar to the Term Facility loan denominated in euros.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

         As a part of the Debt Agreement, the Company is required to hedge at least 50% of the euro borrowings until a minimum of 50% of the Term Facility has been cancelled, prepaid or repaid. Dependent on its cash flow, commencing in 2001, the Company will be required to prepay the equivalent of $25 million on the Term Facility until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing.

         The Company is obligated to pay a commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment. Since the Company only borrowed EUR 4 million of the Revolving Facility, the Company will pay a commitment fee of EUR 7,500 for the unused EUR 1 million commitment. The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2,508,000 at April 20, 2000 exchange rates) and an agency fee in the amount of $60,000. HTCC and one of its subsidiaries, HTCC Consulting Rt., are guarantors for the HTCC operating companies under the Debt Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Debt Agreement. The Company and Citibank Rt. (as security agent) have entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement. The Debt Agreement contains customary representation and warranties. The Company is subject to some restrictive covenants including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains the customary events of default, which would trigger early repayment of the balance on the Debt Agreement including those related to a change of control. If prior to the later of the December 31, 2001 or the Trigger Date (as defined below), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund, together, no longer own at least 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark and the Danish Fund currently together own 32.1% of the outstanding Common Stock. The Trigger Date is defined as the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than 3.5 to 1. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Facility.

INFLATION AND FOREIGN CURRENCY

         Due to the continued strengthening of the U.S. dollar on international currency markets, the Hungarian forint/U.S. dollar exchange rate increased to
269.94 as of March 31, 2000, compared to a December 31, 1999 exchange rate of 252.52, an effective year to date devaluation of 6.9%.

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

MARKET RISK EXPOSURE

         The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 75% of operational costs are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and U.S. dollar. This variability is mitigated by several factors, including the Hungarian National Bank "crawling peg" policy and the telecommunications pricing law. The "crawling peg" policy of the National Bank of Hungary maintains a scheduled daily devaluation of the Hungarian forint which has been pegged 100% to the euro since January 1, 2000. The Hungarian forint is allowed to trade within 2.25% of the mid-point of this trading band. For the quarter ended March 31, 2000, the Hungarian government devaluation policy was 0.4% per month. As of April 1, 2000, the Hungarian government announced the monthly planned devaluation rate was decreased to 0.3% per month for the Hungarian forint, which totals approximately 3.9% for 2000. It should be noted however, that due to the continued strengthening of the U.S. dollar on international currency markets, the Hungarian forint/U.S. dollar exchange rate increased to 288.38 as of May 5, 2000, an effective year to date devaluation of 14%. The telecommunications pricing law has historically provided for price increases tied to the Consumer Price Index (CPI). Thus, to the extent that adjusted CPI follows devaluation, revenues are somewhat insulated from exchange rate risk.

         The debt obligations of the Company are Hungarian forint, Euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the Euro and U.S. dollar denominated obligations are based on LIBOR. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $383,000 based upon the Company's debt level from April 20, 2000. If a 1% change in the LIBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $1.1 million based upon the Company's debt level from April 20, 2000.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

         The Company is also exposed to exchange rate risk in so far as the Company has debt obligations in other than the functional currency of its majority owned Hungarian subsidiaries. Given the Company's debt obligations, which include Euro and U.S. dollar denominated debt, if a 1% change in Hungarian forint/Euro exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $829,000 based upon the Company's debt level from April 20, 2000. If a 1% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $250,000.

Prospective Accounting Pronouncements

         In June 1998, Statement of Financial Account Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Statement, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not purchased derivative instruments or entered into hedging activities during the three years ended December 31, 1999. The Company has entered into hedging transactions under the terms of the Company's EUR 130 million Senior Secured Debt Facility, which was entered into on April 11, 2000. The Company is currently evaluating the effect, if any, the pronouncement will have on its consolidated financial position and results of operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.  Legal Proceedings

         None.

Item 2.  Change in Securities and Use of Proceeds

         None.

Item 3.  Default Upon Senior Securities

         (a)      None.
         (b) On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Utilities Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of March 31, 2000, the total arrearage on the Preferred Shares was $94,000.

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


                                      Hungarian Telephone and Cable Corp.

May 10, 2000                          By:  /s/Ole Bertram
                                           Ole Bertram
                                           Chief Executive Officer and President

May 10, 2000                          By:  /s/William McGann
                                           William McGann
                                           Chief Accounting Officer,
                                            Controller and Treasurer

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                                Index to Exhibits

Exhibit No.                Description

27.1                       Financial Data Schedule