Form 10-Q
period 2000-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2000-08-09
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                  For the quarterly period ended June 30, 2000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000      Commission file number 1-11484
                               -------------




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

                                                          Yes   X       No ___
                                                              -----



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest possible date:



Common Stock, $.001 par value                    12,015,179  Shares
(Class)                                          (Outstanding at August 9, 2000)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                        Page No.
                                                                      --------

       Consolidated Condensed Balance Sheets                              2
       Consolidated Condensed Statements of Operations
           and Comprehensive Income (Loss)                                3
       Consolidated Condensed Statements of Stockholders' Deficiency      4
       Consolidated Condensed Statements of Cash Flows                    5
       Notes to Consolidated Condensed Financial Statements               6
       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     13
       Quantitative and Qualitative Disclosures About Market Risk        25

Part II. Other Information                                               26

Signatures                                                               27

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                          Item 1. Financial Statements
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                      Assets                            June 30, 2000    December 31, 1999
                                      ------                            -------------    -----------------

                                                                          (unaudited)
Current assets:
    Cash and cash equivalents                                      $      15,153        $      17,197
    Restricted cash                                                          105                  111
    Accounts receivable, net                                               5,750                6,940
    Inventories                                                            1,414                  885
    Prepayments and other current assets                                   2,010                1,082
                                                                        --------             --------

           Total current assets                                           24,432               26,215
Net property, plant and equipment                                        104,363              115,526
Goodwill, less accumulated amortization                                    6,960                7,859
Other intangibles, less accumulated amortization                           4,103                4,526
Other assets                                                               3,493                  557
                                                                        --------             --------

Total assets                                                       $     143,351        $     154,683
                                                                        ========             ========

           Liabilities and Stockholders' Deficiency

Current liabilities:
    Current installments of long-term debt                         $       3,581        $           -
    Short-term loans                                                       3,835                5,048
    Accounts payable                                                         732                3,994
    Accruals                                                               4,903                5,561
    Other current liabilities                                              2,189                1,349
    Due to related parties                                                 1,109                  996
                                                                        --------             --------

           Total current liabilities                                      16,349               16,948
Long-term debt, excluding current installments                           115,794              122,917
Long-term notes payable, $25,000,000 face amount;
    interest - LIBOR plus 4%, due March 31, 2007
    (less unamortized discount based on imputed
    interest rate of 5% - $7,787,000 in 2000; $8,256,000 in 1999)         17,213               16,744
Due to related parties                                                     1,218                1,728
Deferred credits and other liabilities                                     2,085                3,292
                                                                        --------             --------

           Total liabilities                                             152,659              161,629
                                                                        --------             --------
Commitments and contingencies

    Stockholders' deficiency:
       Preferred stock, $.001 par value; $70.00 liquidation value.
       Authorized 200,000 shares; issued and outstanding
       30,000 shares in 2000 and 1999                                          -                    -
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding 12,015,179
       in 2000 and 11,981,579 in 1999                                         12                   11
    Additional paid-in capital                                           144,277              144,052
    Accumulated deficit                                                 (168,369)            (164,705)
    Accumulated other comprehensive income                                14,772               13,696
                                                                        --------             --------
           Total stockholders' deficiency                                 (9,308)              (6,946)
                                                                        --------             --------
Total liabilities and stockholders' deficiency                     $     143,351        $     154,683
                                                                        ========             ========

See accompanying notes to unaudited consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
 Consolidated Condensed Statement of Operations and Comprehensive Income (Loss)
        For the Three and Six Month Periods Ended June 30, 2000 and 1999
                 (In thousands, except share and per share data)

                                   (unaudited)

                                                              Three Months Ended               Six Months Ended
                                                                     June 30,                       June 30,
                                                             ---------------------            -----------------
                                                                2000          1999             2000          1999
                                                             -------       -------          -------       -------

Telephone services revenues, net                          $  10,656     $   10,790       $   21,487    $  21,995
Operating expenses:
    Operating and maintenance expenses                        3,802          4,264            8,120        8,660
    Depreciation and amortization                             2,388          2,989            4,889        5,842
                                                             ------        -------          -------       ------

    Total Operating Expenses                                  6,190          7,253           13,009       14,502
                                                             ------        -------          -------       ------
Income from operations                                        4,466          3,537            8,478        7,493
Other income (expenses):
    Foreign exchange losses                                    (525)          (804)          (2,503)      (1,137)
    Interest expense                                         (4,489)        (7,924)         (10,416)     (19,784)
    Interest income                                             323            369              783           612
    Other, net                                                   43           (146)              47          (166)
                                                             -------       --------         -------       --------

Loss before extraordinary items                                 (182)       (4,968)          (3,611)     (12,982)

Extraordinary items, net                                           -        20,945                  -     20,945
                                                             -------       -------        -----------   --------

Net income (loss)                                         $     (182)   $   15,977       $   (3,611)   $   7,963

Preferred stock dividends                                        (27)          (14)             (53)         (14)
                                                             --------      --------       -----------   -----------

Net income (loss) available for common stockholders             (209)       15,963           (3,664)       7,949

Comprehensive income adjustments                                 104          (961)           1,076        5,899
                                                             -------       --------        --------     --------

Total comprehensive income (loss)                         $     (105)   $   15,002       $   (2,588)   $  13,848
                                                             ========      =======           =======      ======

Earnings (loss) per common share - basic and diluted:

    Before extraordinary item                             $   (0.02)    $   (0.55)       $   (0.30)   $    (1.80)

    Extraordinary item                                    $        -    $     2.32       $        -    $    2.90
                                                           ---------     ---------        ---------     ---------

    Net earnings (loss)                                   $   (0.02)    $     1.77       $   (0.30)    $    1.10
                                                           =========     =========        =========     =========

Weighted average number of common shares
Outstanding - basic and diluted                           12,014,052     9,014,389       12,001,740    7,215,122
                                                          ==========     =========       ==========    =========


See accompanying notes to unaudited consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
          Consolidated Condensed Statements of Stockholders' Deficiency
                        (In thousands, except share data)

                                   (unaudited)

                                                                                                    Accumulated
                                                                                                       Other            Total
                                       Common      Preferred      Additional       Accumulated     Comprehensive    Stockholders'
                             Shares      Stock       Stock      Paid-in Capital      deficit          Income         Deficiency
-------------------------- ----------- ----------- ----------- ------------------ --------------- ---------------- ----------------
Balances at December 31,
1999                       11,981,579     $ 11         -            144,052         (164,705)         13,696          $ (6,946)

Exercise of options            33,600        1           -              263               -                -               264

Modification of option
terms                                      -           -                (38)               -                -              (38)


Cumulative preferred
stock dividends in                         -           -               -                 (53)              -               (53)
arrears

Net loss                                   -           -               -              (3,611)             -             (3,611)

Foreign currency
translation adjustment                     -           -               -                -              1,076             1,076
-------------------------- ----------- ----------- ----------- ------------------ --------------- ---------------- ----------------


Balances at June 30, 2000  12,015,179     $ 12         -            144,277         (168,369)         14,772          $ (9,308)
-------------------------- ----------- ----------- ----------- ------------------ --------------- ---------------- ----------------







See accompanying notes to unaudited consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
             For the Six Month Periods Ended June 30, 2000 and 1999
                                 (In thousands)

                                   (unaudited)



                                                                          2000                         1999
                                                                          ----                         ----

Net cash (used in) provided by operating activities              $        (2,301)                      7,499
                                                                      -----------                -----------
Cash flows from investing activities:
    Construction of telecommunication networks                            (2,517)                     (2,392)
    (Increase) decrease in construction deposits                            (257)                        (18)
    Proceeds from sale of assets                                             177                          30
                                                                      ----------                 -----------

           Net cash used in investing activities                          (2,597)                     (2,380)
                                                                      ----------                 -----------
Cash flows from financing activities:
    Borrowings under long-term debt agreements                           117,170                      41,391
    Repayments and settlement of long-term debt                         (117,534)                   (217,697)
    Borrowings under short-term debt agreements                            3,754                     124,753
    Proceeds from issuance of common stock, net                                -                      52,511
    Proceeds from exercise of options                                        263                           -
                                                                      ----------                 -----------
           Net cash provided by financing activities                       3,653                         958
                                                                      ----------                 -----------
Effect of foreign exchange rate changes on cash                             (799)                       (330)
                                                                      -----------                -----------

Net (decrease) increase in cash and cash equivalents                      (2,044)                      5,747

Cash and cash equivalents at beginning of period                          17,197                       8,489
                                                                      ----------                 -----------

Cash and cash equivalents at end of period                       $        15,153                      14,236
                                                                      ==========                 ===========




See accompanying notes to unaudited consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


(1)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The accompanying condensed unaudited consolidated financial statements of Hungarian Telephone and Cable Corp. and its Subsidiaries ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") have been prepared without audit and, in the opinion of management, include all adjustments consisting mainly of normal recurring accruals necessary for a fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

              Net earnings (loss) and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the periods ended June 30, 2000 and 1999.

              The Company had potentially dilutive common stock equivalents of 8,260,959 and 10,352,955 for the periods ended June 30, 2000 and 1999, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented. The basis for determining whether common stock equivalents were potentially dilutive was loss before extraordinary items.

       (c)    Foreign Exchange Financial Instruments

              Foreign exchange financial instrument contracts are utilized by the Company to manage foreign exchange rate risks. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

              The Company accounts for foreign exchange financial instruments under Statement of Financial Account Standards No. 52 ("SFAS 52"), "Foreign Currency Translation". To qualify for hedge accounting under SFAS 52, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged.

              Under SFAS 52 hedge accounting, these contracts are valued at current spot rates on a monthly basis. The change in value is recognized currently in income through foreign exchange gains (losses) and is used to offset the transaction losses or gains on the foreign currency denominated liabilities which the contracts are intended to hedge. Any forward points on these contracts are amortized over the life of the contract through interest expense. The Company has not determined whether or not its foreign exchange financial instrument contracts will qualify for hedge accounting under Statement of Financial Account Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended, upon adoption on January 1, 2001.

(2)    Cash, Restricted Cash and Short-Term Investments

       (a)    Cash

              At June 30, 2000,  cash of  $4,059,000  comprised  the  following:
              $813,000 on deposit in the United States and $3,246,000 consisting of $25,000 denominated in U.S. dollars and the equivalent of $3,221,000 denominated in Hungarian forints on deposit with banks in Hungary.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       (b)    Cash Equivalents

               Cash equivalents amounted to approximately $11,094,000 at June 30, 2000 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell which mature within three months.

       (c)    Restricted Cash

              At June 30, 2000, approximately $7,000 of cash denominated in U.S. dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $98,000 of cash denominated in Hungarian forints was restricted pursuant to certain arrangements with other parties.

(3)    Related Parties

       Current and long-term amounts due to related parties totalling $2,327,000 at June 30, 2000 is comprised of the following: $121,000 due to a subsidiary of Citizens Communications Company (Citizens Communications Company and its subsidiaries are hereinafter referred to as "Citizens") representing cumulative preferred stock dividends in arrears and $2,206,000 representing payments due to certain former officers under separate termination, consulting and non-competition agreements. The Company paid approximately $604,000 during the six months ended June 30, 2000 and 1999 to three former officers under these agreements.

       The Company has long-term notes payable with Postabank es Takarekpenztar ("Postabank"), a Hungarian commercial bank. Postabank's share ownership in the Company is 20.2% of the shares outstanding at June 30, 2000.

(4)    Short-term Loans and Debt Facilities

       On May 12, 1999, the Company borrowed $138 million from Postabank under a one-year dual currency bridge loan agreement in Hungarian forints and euros. The bridge loan was repayable on May 12, 2000 and bore interest at an initial rate of 2.25% (the "Margin") plus the Budapest Interbank Offering Rate or Euro LIBOR Rate which Margin increased incrementally to 4.25%, in quarterly increments of 1% during the loan term.

       On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement" or "Facility") with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), the funds of which were used, along with $7.3 million of other Company funds (at April 20, 2000 exchange rates) to pay off the entire outstanding EUR 134 million (approximately $126 million at April 20, 2000

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       exchange rates) principal and interest due on the Postabank Bridge Loan which was due to mature on May 12, 2000, and to pay fees associated with the Debt Agreement. The borrowers under the Debt Agreement are the Operating Companies who were the borrowers under the Postabank Bridge Loan. The Debt Agreement has two facilities.

       Facility A is a floating rate term loan in the amount of EUR 125 million (the "Term Facility") which principal is repayable semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amounts of the principal repayments on the Term Facility are to be escalating percentages of the amounts drawn down. The Company has borrowed the full EUR 125 million, of which EUR 84,135,000 was funded in euros and the equivalent of EUR 40,865,000 was funded in Hungarian forints. The amounts borrowed in euros are repayable in euros and the amounts borrowed in Hungarian forints are repayable in Hungarian forints. The Term Facility loans denominated in euros accrue interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The Term Facility loans denominated in Hungarian forints accrue interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for Term Facility Loans denominated in euros is six months. The applicable interest period for Term Facility Loans denominated in Hungarian forints is three months. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.15% subject to the financial performance of the Company as measured by the ratio of the Company's senior debt to its earnings before interest, taxes, depreciation and amortization.

       Facility B is a floating rate revolving loan in the amount of EUR 5 million (the "Revolving Facility") which can only be drawn down in euros. The Revolving Facility will be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility is available until December 31, 2007. The Company borrowed EUR 4 million of the Revolving Facility to pay off the balance of the Postabank Bridge Loan and fees associated with the transaction on April 20, 2000. The principal amount borrowed under the Revolving Facility, which is included in short-term loans at June 30, 2000, is due at the end of each interest period at which point the Company can, subject to certain conditions, roll over the amount of principal borrowed. The applicable interest period for the Revolving Facility is, at the Company's option, one, three, or six months. The Company has chosen six months at the present time. Interest is payable at the end of each interest period calculated similar to the Term Facility loan denominated in euros.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       As a part of the Debt Agreement, the Company is required to hedge at least 50% of the euro borrowings under Facility A until a minimum of 50% of the Term Facility has been cancelled, prepaid or repaid. In compliance with this requirement, on April 20, 2000, the Company entered into six month forward contracts to purchase EUR 43,750,000 (approximately $41,940,000 at June 30, 2000 exchange rates) at a rate of 268.48 on October 20, 2000. On maturity of this forward contract, the Company expects to enter into spot contracts to sell EUR 43,750,000 for Hungarian forint on a net settled basis and to enter into new six month forward contracts.

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

       The Company is obligated to pay an annual commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment. Since the Company has only borrowed EUR 4 million of the Revolving Facility, the Company will pay a commitment fee of EUR 7,500 for the unused EUR 1 million commitment. The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2,508,000 at April 20, 2000 exchange rates), which has been capitalized in other assets with other direct costs incurred in obtaining the Debt Agreement and is being amortized over the term of the related debt. In addition, an agency fee in the amount of $60,000 has also been paid. HTCC and one of its subsidiaries, HTCC Consulting Rt., are guarantors for the Operating Companies under the Debt Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Debt Agreement. The Company and Citibank Rt. (as security agent) have entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement. The Debt Agreement contains customary representation and warranties. The Company is subject to some restrictive covenants including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains the customary events of default, which would trigger early repayment of the balance on the Debt Agreement including those related to a change of control. If prior to the later of the December 31, 2001 or the Trigger Date (as defined below), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund, together, no longer own 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark and the Danish Fund currently together own 32.1% of the outstanding Common Stock. The Trigger Date is defined as the date

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


        on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than 3.5 to 1. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Facility.


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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       The revenues generated by these products and services for the periods ended June 30 were as follows:

                                         3 months ended                       6 months ended
                                         --------------                       --------------

                                      2000                1999            2000             1999
                                      ----                ----            ----             ----
      ($ in thousands)

Telephone services                 $ 9,870             $10,081          $19,956           $20,573
Network services                       618                 441            1,169               965
Other service and product
   Revenues                            168                 268              362               457
                                 ---------            --------         --------          --------

                                   $10,656              $10,790         $21,487           $21,995
                                   =======              =======         =======           =======



       Included in telephone services are connection fee revenues amounting to $331,000 and $698,000 for the periods ended June 30, 2000 and 1999, respectively.

       Major Customers

       For the periods ended June 30, 2000 and 1999, none of the Company's customers accounted for more than 10% of the Company's total revenue.

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

         On April 11, 2000, the Company entered into an EUR 130 million syndicated senior secured debt facility, which proceeds were used to repay the Company's existing bridge loan. See "Liquidity and Capital Resources" section below.

         The Company's Hungarian subsidiaries functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2000 was 275.89, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 1999 of
238.53. The average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2000 was 268.50, as compared to an average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 1999 of
231.66. This 16% devaluation of the Hungarian forint against the U.S. dollar reflects the strengthening of the U.S. dollar against the Hungarian forint during the period. When comparing the three and six months ended June 30, 2000 to the three and six months ended June 30, 1999, it should be noted that all U.S. dollar reported amounts have been affected by this 16% devaluation in the Hungarian subsidiaries' functional currency.

         During 1996 and 1997, the Company embarked on a significant network development program which met its substantial demand backlog, increased the number of basic telephone access lines in service and modernized existing facilities. The development and installation of the network in each of the Company's operating areas required significant capital expenditures. Since that time, the Company has continued to expand its network and connect new customers.

         As a result of the Company's development program, the Company achieved EBITDA1 of $6.9 million during the quarter ended June 30, 2000, up from EBITDA of $6.5 million for the quarter ended June 30, 1999. Now that the Company's network is substantially built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will

--------
1 EBITDA is defined as net revenue less operating and maintenance expenses. The Company has included information concerning EBITDA because it understands that it is used by certain investors as one measure of the Company's ability to service or incur indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and is not necessarily comparable to similarly titled measures used by other companies. EBITDA should not be construed as an alternative to operating income (as determined in accordance with U.S. generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with U.S. generally accepted accounting principles) as a measure of liquidity.

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

         Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added approximately 142,000 access lines through June 30, 2000 to the approximately 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("Matav"), the former State-controlled monopoly telephone company.

Comparison of Three Months Ended June 30, 2000 and Three Months Ended June 30, 1999

   Net Revenues
                                                                Quarter end
      (dollars in millions)                                  2000         1999         % change
      Measured service revenues                              7.7          8.5          (9)
      Subscription revenues                                  3.4          2.7          26
      Net interconnect charges                              (1.6)        (1.7)          6
                                                            -----        -----
      Net measured service and subscription revenues         9.5          9.5           -
      Connection fees                                        0.2          0.4         (50)
      Other operating revenues, net                          1.0          0.9          11
                                                            -----        -----
      Telephone Service Revenues, Net                        10.7        10.8          (1)
                                                            =====        =====


         The Company recorded a 1% decrease in telephone service revenues to $10.7 million for the three months ended June 30, 2000 from $10.8 million for the three months ended June 30, 1999.

         Net measured service and subscription revenues remained consistent at $9.5 million for the three months ended June 30, 2000 and June 30, 1999. Measured service revenues decreased 9% to $7.7 million during the three months ended June 30, 2000 from $8.5 million during the three months ended June 30, 1999. Subscription revenues increased 26% to $3.4 million during the three months ended June 30, 2000 from $2.7 million during the three months ended June 30, 1999. Measured service revenues increased in functional currency terms by approximately 4% as a result of an increase in average access lines in service from approximately 188,200 for the three months ended June 30, 1999 to approximately 201,300 during the three months ended June 30, 2000, offset by an approximate 16% devaluation of the functional currency during the period. Subscription revenues increased in functional currency terms by approximately 44% as a result of tariff re-balancing effective February 1, 2000, as well as the increase in average access lines in service, offset by the approximate 16% devaluation of the functional currency during the period. Under tariff re-balancing, a more cost-driven payment structure is envisaged with monthly subscription fees increasing to cover network infrastructure expenses over time.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


In Hungary, over the past several years, as in many other countries, cheaper local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the telecoms industry, as a whole, is expected to be neutral. However, the Company is expecting to see a slightly positive net revenue effect on its telephone service revenues.

         These revenues have been reduced by net interconnect charges which totalled $1.6 million during the three months ended June 30, 2000 compared to $1.7 million during the three months ended June 30, 1999. As a percentage of call and subscription revenues, net interconnect charges have declined from 15% for the three months ended June 30, 1999 to 14% for the three months ended June 30, 2000.

         Connection fees for the three month period ended June 30, 2000 totalled $0.2 million as compared to $0.4 million for the three months ended June 30, 1999. This decrease reflects a reduction in the number of new access lines connected and the devaluation of the Hungarian forint.

         Other operating revenues which include revenues generated from the provision of direct lines and other miscellaneous telephony service revenues, totalled $1.0 million for the three months ended June 30, 2000, as compared to $0.9 million for the three months ended June 30, 1999.

   Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 11% to $3.8 million for the three months ended June 30, 2000 as compared to $4.3 million for the three months ended June 30, 1999. In functional currency terms, operating and maintenance expenses increased 3% for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. This increase is due to inflationary increases in costs at the Company's Hungarian subsidiaries, offset by savings related to reductions in the number of expatriates working for the Company. On a per line basis, operating and maintenance expenses decreased to approximately $19 per average access line for the three months ended June 30, 2000 from $23 for the three months ended June 30, 1999. On a per line basis, operating and maintenance costs are expected to decline as additional access lines are added during 2000.

   Depreciation and Amortization

         Depreciation and amortization charges decreased $0.6 million, or 20%, to $2.4 million for the three months ended June 30, 2000 from $3.0 million for the three months ended June 30, 1999. This decrease in depreciation and amortization charges is due to depreciation and amortization charges decreasing in functional currency terms by approximately 8% and the 16% devaluation of the Hungarian forint during the period. The 8% decrease in depreciation and amortization charges in functional currency terms is due to additional depreciation being recorded at one of the Company's subsidiaries beginning during the second quarter of 1999 on certain network equipment which was replaced by December 31, 1999. The amount of the additional depreciation in the second quarter of 1999 amounted to approximately $0.2 million at historical exchange rates.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



   Income from Operations

         Income from operations increased to $4.5 million for the three months ended June 30, 2000 from $3.5 million for the three months ended June 30, 1999. Contributing to such improvements were lower operating and maintenance expenses and lower depreciation and amortization charges during the period.

   Foreign Exchange Losses

         Foreign exchange losses decreased $0.3 million to $0.5 million for the three months ended June 30, 2000 from $0.8 million for the three months ended June 30, 1999. Such foreign exchange losses resulted primarily from the devaluation of the Hungarian forint against the U.S. dollar and euro during the period. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

   Interest Expense

         Interest expense decreased to $4.5 million for the three months ended June 30, 2000 from $7.9 million for the three months ended June 30, 1999. This $3.4 million decrease was attributable to lower average debt levels during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This reduction in average debt levels outstanding during the period was due to the Company's restructuring of its debt obligations in May 1999. During April 2000, the Company refinanced the debt obligations it had restructured in May 1999. As a result of this refinancing in April 2000, the Company's borrowings went from being mostly Hungarian forint denominated to mostly euro denominated. The decrease also reflects the lower interest rates paid on borrowings in U.S. dollars and euros, compared to Hungarian forints. As a result of the restructuring in May 1999 and the refinancing in April 2000, the Company's weighted average interest rate on its debt obligations went from 14.70% for the three months ended June 30, 1999, to 9.48% for the three months ended June 30, 2000, a 36% decrease. Included in interest expense for the three months ended June 30, 2000 is approximately $0.6 million of amortization of the forward points on the Company's forward foreign currency contracts. See "Liquidity and Capital Resources" section below.

   Interest Income

         Interest income decreased to $0.3 million for the three months ended June 30, 2000 from $0.4 million for the three months ended June 30, 1999 due to higher average cash balances outstanding during the three months ended June 30, 2000 being offset by lower interest rates on Hungarian forint deposits during the period.

   Loss Before Extraordinary Items

         As a result of the factors discussed above, the Company recorded a loss before extraordinary items of $0.2 million, or $0.02 per share, during the three months ended June 30, 2000 as compared to a loss of $5.0 million, or $0.55 per share, during the three months ended June 30, 1999.

Extraordinary Item

         For the three months ended June 30, 1999, the Company recorded an extraordinary item of $20.9 million comprised of extraordinary income of $27.1 million which consists of a $9.0 million gain on extinguishment of the liabilities the Company had with Citizens and a $18.1 million gain on extinguishment of all amounts due under a contractor financing facility, offset in part by a non-cash charge of $6.2 million related to the write-off of the remaining unamortized deferred financing costs and credits pertaining to the termination of a credit facility with Postabank.

Net Income (Loss)

         As a result of the factors discussed above, the Company recorded a net loss of $0.2 million, or $0.02 per share, as compared to net income of $16.0 million, or $1.77 per share, during the three months ended June 30, 1999.

Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999

   Net Revenues
                                                            Year-to-date
      (dollars in millions)                             2000         1999         % change
      Measured service revenues                         15.7         17.2          (9)
      Subscription revenues                              6.6          5.5          20
      Net interconnect charges                          (3.2)        (3.4)          6
                                                       ------       ------
      Net measured service and subscription revenues    19.1         19.3          (1)
      Connection fees                                    0.3          0.7         (57)
      Other operating revenues                           2.1          2.0           5
                                                        -----        -----
      Telephone Service Revenues, Net                   21.5         22.0          (2)
                                                        ====         ====

         The Company recorded a 2% decrease in net telephone service revenues of $21.5 million for the six months ended June 30, 2000 as compared to revenues of $22.0 million for the six months ended June 30, 1999.

         Net measured service and subscription revenues decreased 1% to $19.1 million for the six months ended June 30, 2000 from $19.3 million for the six months ended June 30, 1999. Measured service revenues decreased 9% to $15.7 million while subscription revenues increased 20% to $6.6 million for the six months ended June 30, 2000. Measured service revenues increased in functional currency terms by approximately 5% as a result of increased usage and an increase in average access lines in service from approximately 187,000 for the

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


six months ended June 30, 1999 to approximately 201,100 during the six months ended June 30, 2000, offset by an approximate 16% devaluation of the functional currency during the period. Subscription revenues increased in functional currency terms by approximately 38% as a result of tariff re-balancing effective February 1, 2000, as well as the increase in average access lines in service, offset by the approximate 16% devaluation of the functional currency during the period. Under tariff re-balancing, a more cost-driven payment structure is envisaged with the actual monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, over the past several years, as in many other countries, cheap local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the telecoms industry, as a whole, is expected to be neutral. However, the Company is expecting to see a slightly positive net revenue effect on its telephone service revenues.

         These revenues have been offset by net interconnect charges which totalled $3.2 million for the six months ended June 30, 2000 as compared to $3.4 million for the six months ended June 30, 1999. As a percentage of call and subscription revenues, net interconnect charges have declined from 15% for the six months ended June 30, 1999 to 14% for the six months ended June 30, 2000.

         Connection fees for the six month period ended June 30, 2000 totalled $0.3 million as compared to $0.7 million for the six months ended June 30, 1999. This decrease reflects a reduction in the number of new access lines connected and the devaluation of the Hungarian forint.

         Other operating revenues which include revenues generated from the provision of direct lines and other miscellaneous telephony service revenues, totalled $2.1 million for the six months ended June 30, 2000 as compared to $2.0 million for the six months ended June 30, 1999.

   Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 7% to $8.1 million for the six months ended June 30, 2000 as compared to $8.7 million for the six months ended June 30, 1999. In functional currency terms, operating and maintenance expenses increased 8% for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. This increase is due to inflationary increases in costs at the Company's Hungarian subsidiaries, offset by savings related to reductions in the number of expatriates working for the Company. On a per line basis, operating and maintenance expenses decreased to approximately $40 per average access line for the six months ended June 30, 2000 from $46 for the six months ended June 30, 1999. On a per line basis, operating and maintenance costs are expected to decline as additional access lines are added during 2000.

   Depreciation and Amortization

         Depreciation and amortization charges decreased $0.9 million, or 16%, to $4.9 million for the six months ended June 30, 2000 from $5.8 million for the six months ended June 30, 1999. This decrease in depreciation and amortization

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


charges is due to depreciation and amortization charges decreasing in functional currency terms by approximately 3% and the 16% devaluation of the Hungarian forint during the period. The 3% decrease in depreciation and amortization charges in functional currency terms is due to additional depreciation being recorded at one of the Company's subsidiaries beginning during the second quarter of 1999 on certain network equipment which was replaced by December 31, 1999. The amount of the additional depreciation during the first six months of 1999 amounted to approximately $0.2 million at historical exchange rates through June 30, 1999.

   Income from Operations

         Income from operations increased to $8.5 million for the six months ended June 30, 2000 compared to $7.5 million for the six months ended June 30, 1999. Contributing to such improvements were lower operating and maintenance expenses and lower depreciation and amortization charges during the period.

   Foreign Exchange Loss

         Foreign exchange losses increased $1.4 million to $2.5 million for the six months ended June 30, 2000 from $1.1 million for the six months ended June 30, 1999. Such foreign exchange losses resulted primarily from the devaluation of the Hungarian forint against the U.S. dollar and euro during the period. This increase in foreign exchange losses during the period is also due to the Company's refinancing of its debt obligations in April 2000. Prior to its refinancing, approximately 20% of the Company's debt was denominated in currencies other than the Hungarian forint, whereas subsequent to its refinancing, the Company's debt is approximately 69% denominated in currencies other than the Hungarian forint. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

   Interest Expense

         Interest expense decreased 47% to $10.4 million for the six months ended June 30, 2000 from $19.8 million for the six months ended June 30, 1999. This $9.4 million decrease was attributable to lower average debt levels during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This reduction in average debt levels outstanding during the period was due to the Company's restructuring of its debt obligations in May 1999. During April 2000, the Company refinanced the debt obligations it had restructured in May 1999. As a result of this refinancing in April 2000, the Company's borrowings went from being mostly Hungarian forint denominated to mostly euro denominated. The decrease also reflects the lower interest rates paid on borrowings in U.S. dollars and euros, compared to Hungarian forints. As a result of the restructuring in May 1999 and the refinancing in April 2000, the Company's weighted average interest rate on its debt obligations went from 17.92% for the six months ended June 30, 1999, to 11.89% for the six months ended June 30, 2000, a 34% decrease. Included in interest expense for the six months ended June 30, 2000 is approximately $0.6 million of amortization of the forward points on the Company's forward foreign currency contracts. See "Liquidity and Capital Resources" section below.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


   Interest Income

         Interest income increased to $0.8 million for the six months ended June 30, 2000 from $0.6 million for the six months ended June 30, 1999 due to higher average cash balances outstanding during the six months ended June 30, 2000.

Loss Before Extraordinary Items

         As a result of the factors discussed above, the Company recorded a loss before extraordinary items of $3.6 million, or $0.30 per share, during the six months ended June 30, 2000 as compared to a loss of $13.0 million, or $1.80 per share, during the six months ended June 30, 1999.

Extraordinary Item

         For the six months ended June 30, 1999, the Company recorded an extraordinary item of $20.9 million comprised of extraordinary income of $27.1 million which consists of a $9.0 million gain on extinguishment of the liabilities the Company had with Citizens and a $18.1 million gain on extinguishment of all amounts due under a contractor financing facility, offset in part by a non-cash charge of $6.2 million related to the write-off of the remaining unamortized deferred financing costs and credits pertaining to the termination of a credit facility with Postabank.

Net Income (Loss)

         As a result of the factors discussed above, the Company recorded a net loss of $3.6 million, or $0.30 per share, for the six months ended June 30, 2000 as compared to net income of $8.0 million, or $1.10 per share, for the six months ended June 30, 1999.

Liquidity and Capital Resources

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The on-going development and installation of the network in each of the Company's Operating Areas required significant capital expenditures ($184 million at historical exchange rates through June 30, 2000). The Company's networks now have the capacity to provide basic telephone services to virtually all of the potential subscribers within its Operating Areas.

         Net cash used in operating activities totalled $2.3 million during the six months ended June 30, 2000 compared to $7.5 million of cash provided by operating activities during the six months ended June 30, 1999. For the period ended June 30, 1999, cash was provided by operations because $13.5 million of interest due was deferred and added to amounts due under the Postabank Bridge Loan. For the six months ended June 30, 2000 and 1999, the Company used $2.6 million and $2.4 million, respectively, in investing activities, which was primarily used to fund additions to the Company's telecommunications networks. Financing activities provided net cash of $3.7 million and $1.0 million for the six months ended June 30, 2000 and 1999, respectively.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement" or "Facility") with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), the funds of which were used, along with $7.3 million of other Company funds (at April 20, 2000 exchange rates) to pay off the entire outstanding EUR 134 million (approximately $126 million at April 20, 2000 exchange rates) principal and interest due on the Postabank Bridge Loan which was due to mature on May 12, 2000, and to pay fees associated with the Debt Agreement. The borrowers under the Debt Agreement are the Operating Companies who were the borrowers under the Postabank Bridge Loan. The Debt Agreement has two facilities.

         Facility A is a floating rate term loan in the amount of EUR 125 million (the "Term Facility") which principal is repayable semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amounts of the principal repayments on the Term Facility are to be escalating percentages of the amounts drawn down. The Company has borrowed the full EUR 125 million, of which EUR 84,135,000 was funded in euros and the equivalent of EUR 40,865,000 was funded in Hungarian forints. The amounts borrowed in euros are repayable in euros and the amounts borrowed in Hungarian forints are repayable in Hungarian forints. The Term Facility loans denominated in euros accrue interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The Term Facility loans denominated in Hungarian forints accrue interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for Term Facility Loans denominated in euros is six months. The applicable interest period for Term Facility Loans denominated in Hungarian forints is three months. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.15% subject to the financial performance of the Company as measured by the ratio of the Company's senior debt to its earnings before interest, taxes, depreciation and amortization.

         Facility B is a floating rate revolving loan in the amount of EUR 5 million (the "Revolving Facility") which can only be drawn down in euros. The Revolving Facility will be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility is available until December 31, 2007. The Company borrowed EUR 4 million of the Revolving Facility to pay off the balance of the Postabank Bridge Loan and fees associated with the transaction on April 20, 2000. The principal amount borrowed under the Revolving Facility is due at the end of each interest period at which point the Company can, subject to certain conditions, roll over the amount of principal borrowed. The applicable interest period for the Revolving Facility is, at the Company's option, one, three, or six months. The Company has chosen six months at the present time. Interest is payable at the end of each interest period calculated similar to the Term Facility loan denominated in euros.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         As a part of the Debt Agreement, the Company is required to hedge at least 50% of the euro borrowings under Facility A until a minimum of 50% of the Term Facility has been cancelled, prepaid or repaid. Dependent on its cash flow, commencing in 2001, the Company will be required to prepay the equivalent of $25 million on the Term Facility until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing.

         The Company is obligated to pay a commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment. Since the Company only borrowed EUR 4 million of the Revolving Facility, the Company will pay a commitment fee of EUR 7,500 for the unused EUR 1 million commitment. The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2,508,000 at April 20, 2000 exchange rates), which has been capitalized with other direct costs incurred in obtaining the Senior Secured Debt Facility and is being amortized over the term of the related debt. In addition, an agency fee in the amount of $60,000 has also been paid. HTCC and one of its subsidiaries, HTCC Consulting Rt., are guarantors for the Operating Companies under the Debt Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Debt Agreement. The Company and Citibank Rt. (as security agent) have entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement. The Debt Agreement contains customary representation and warranties. The Company is subject to some restrictive covenants including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains the customary events of default, which would trigger early repayment of the balance on the Debt Agreement including those related to a change of control. If prior to the later of the December 31, 2001 or the Trigger Date (as defined below), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund, together, no longer own 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark and the Danish Fund currently together own 32.1% of the outstanding Common Stock. The Trigger Date is defined as the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than 3.5 to 1. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Facility.

Inflation and Foreign Currency

         Due to the continued strengthening of the U.S. Dollar on international currency markets, the Hungarian forint/U.S. dollar exchange rate increased to
271.33 as of June 30, 2000, compared to a December 31, 1999 exchange rate of 252.52, an effective year to date devaluation of 7.4%.

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

Market Risk Exposure

         The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 75% of operational costs are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and U.S. Dollar. This variability is mitigated by several factors, including the Hungarian National Bank policy to peg the Hungarian forint and the telecommunications pricing law. The "crawling peg" policy of the National Bank of Hungary maintains a scheduled daily devaluation of the Hungarian forint which has been pegged 100% to the euro since January 1, 2000. The Hungarian forint is allowed to trade within 2.25% of the mid-point of this trading band. For the quarter ended March 31, 2000, the Hungarian government devaluation policy was 0.4% per month. As of April 1, 2000, the Hungarian government announced the monthly planned devaluation rate was decreased to 0.3% per month for the Hungarian forint, which totals approximately 3.9% for 2000. It should be noted however, that due to the continued strengthening of the U.S. dollar on international currency markets, the Hungarian forint/U.S. dollar exchange rate increased to 283.97 as of August 2, 2000, an effective year to date devaluation of 11%. The telecommunications pricing law allows prices to increase by the Consumer Price Index (CPI) adjusted for an efficiency factor of up to 2%. Thus, to the extent that adjusted CPI follows devaluation, revenues are somewhat insulated from exchange rate risk.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on LIBOR. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $387,000 annually based upon the Company's current debt level. If a 1% change in the LIBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $1.1 million annually based upon the Company's current debt level.

         The Company is also exposed to exchange rate risk in so far as the Company has debt obligations in other than the functional currency of its majority owned Hungarian subsidiaries. Given the Company's debt obligations, which include euro and U.S. dollar denominated debt, if a 1% change in Hungarian forint/euro exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $845,000 annually based upon the Company's current debt level. If a 1% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $250,000 annually.

         The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks associated with the Company's long-term debt obligations. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and expects to enter into agreements to receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. Simultaneously with the maturity of the contract on the settlement date, the Company expects to enter into agreements to sell euros on a net settled basis and enter into new six month forward contracts. The contracted amount of foreign currency forwards at June 30, 2000 is EUR 43,750,000 (approximately $41,940,000 at June 30, 2000 exchange rates).

         The counterparties to the Company's foreign currency forward contracts are substantial and creditworthy multinational commercial banks or other financial institutions which are recognized market makers. Neither the risks of counterparty nonperformance nor the economic consequences of counterparty nonperformance associated with these contracts are considered by the Company to be material.

Prospective Accounting Pronouncements

         In June 1998, Statement of Financial Account Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133, as amended by SFAS 137 and SFAS 138, requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect, if any, the adoption of SFAS 133 will have on its consolidated financial position and results of operations.

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

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities and Use of Proceeds

         None

Item 3.  Default Upon Senior Securities

         (a)      None.
         (b) On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Communications Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of June 30, 2000, the total arrearage on the Preferred Shares was $120,752.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of the Registrant was held on May 25, 2000.
         (b)  Not Applicable.
         (c) First Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Election of Directors

                                            Votes Cast For    Votes Withheld
                  Ole Bertram               11,284,520                 62,827
                  Daryl A. Ferguson         11,284,095                 63,252
                  Torben V. Holm            11,284,095                 63,252
                  Torben A. Lange           11,284,395                 62,952
                  John B. Ryan              11,283,980                 63,367
                  William E. Starkey        11,284,520                 62,827
                  Leonard Tow               11,283,995                 63,352

                  Second Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Approval of the proposal to amend the Registrant's Incentive Stock Option Plan to increase the shares authorized thereunder from 1,000,000 to 1,250,000.

                  For               Against Abstain
                  ---               ------- -------
                  11,136,184        200,339 10,824

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


                  Third Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Ratification of the appointment of KPMG LLP as auditors of the Registrant for the fiscal year ending December 31, 1999.

                  For               Against Abstain
                  ---               ------- -------
                  11,329,193        13,350   4,804

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

                                     Hungarian Telephone and Cable Corp.


August 9, 2000                       By: /s/Ole Bertram
                                     ---------------------------
                                         Ole Bertram
                                         President and Chief Executive Officer


August 9, 2000                        By: /s/William McGann
                                      ---------------------------
                                          William McGann
                                          Chief Accounting Officer,
                                           Controller and Treasurer

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                                Index to Exhibits

Exhibit No.                Description

27.1     Financial Data Schedule