Form 10-Q
period 2000-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2000-11-14
CIK 889949

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                   Consolidated Condensed Financial Statements


                For the quarterly period ended September 30, 2000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000 Commission file number 1-11484
                               ------------------




                       HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact name of registrant as specified in its charter)



              Delaware                                  13-3652685
---------------------------------------     ------------------------------------
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



Common Stock, $.001 par value                 12,015,179 Shares
(Class)                                       (Outstanding at November 14, 2000)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                         Page No.
                                                                       --------

       Consolidated Condensed Balance Sheets                               2
       Consolidated Condensed Statements of Operations
           and Comprehensive Income (Loss)                                 3
       Consolidated Condensed Statements of Stockholders' Deficiency       4
       Consolidated Condensed Statements of Cash Flows                     5
       Notes to Consolidated Condensed Financial Statements                6
       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      13
       Quantitative and Qualitative Disclosure About Market Risk          25

Part II. Other Information                                                26

Signatures                                                                27

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                          Item 1. Financial Statements
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                      Assets                          September 30, 2000    December 31, 1999
                                      ------                          ------------------    -----------------

                                                                         (unaudited)
Current assets:
    Cash and cash equivalents                                       $        14,364       $      17,197
    Restricted cash                                                             113                  111
    Accounts receivable, net                                                  5,593                6,940
    Inventories                                                                 802                  885
    Prepayments and other current assets                                      2,349                1,082
                                                                       ------------         ------------

           Total current assets                                              23,221               26,215
Net property, plant and equipment                                            94,128              115,526
Goodwill, less accumulated amortization                                       6,029                7,859
Other intangibles, less accumulated amortization                              3,665                4,526
Other assets                                                                  4,948                  557
                                                                       ------------         ------------

Total assets                                                        $       131,991       $      154,683
                                                                       ============         ============

                        Liabilities and Stockholders' Deficiency
Current liabilities:
    Current installments of long-term debt                          $         3,242       $            -
    Short-term loans                                                          3,520                5,048
    Accounts payable                                                            838                3,994
    Accruals                                                                  5,037                5,561
    Other current liabilities                                                 2,595                1,349
    Due to related parties                                                    1,167                  996
                                                                       ------------         ------------

           Total current liabilities                                         16,399               16,948
Long-term debt, excluding current installments                              105,844              122,917
Long-term note payable, $25,000,000 face amount;
    interest - LIBOR plus 4%, due March 31, 2007
    (less unamortized discount based on imputed
    interest rate of 5% - $7,547,000 in 2000; $8,256,000 in 1999)            17,453               16,744
Due to related parties                                                          952                1,728
Deferred credits and other liabilities                                        1,863                3,292
                                                                       ------------         ------------

           Total liabilities                                                142,511              161,629
                                                                       ------------         ------------
Commitments and contingencies  Stockholders' deficiency:  Preferred stock, $.001 par value; $70.00 liquidation value.
       Authorized 200,000 shares; issued and outstanding
       30,000 shares in 2000 and 1999                                            -                     -
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       12,015,179 in 2000 and 11,981,579 in 1999                                 12                   11
    Additional paid-in capital                                              144,261              144,052
    Accumulated deficit                                                    (171,069)            (164,705)
    Accumulated other comprehensive income                                   16,276               13,696
                                                                       ------------         ------------
           Total stockholders' deficiency                                   (10,520)              (6,946)
                                                                       -------------        ------------
Total liabilities and stockholders' deficiency                      $       131,991       $      154,683
                                                                       ============         ============

     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
 Consolidated Condensed Statement of Operations and Comprehensive Income (Loss)
                      For the Three and Nine Month Periods
                        Ended September 30, 2000 and 1999
                 (In thousands, except share and per share data)

                                   (unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                          ------------------------       -------------------------------
                                                             2000             1999          2000             1999
                                                          -------       ----------       -------       ----------

Telephone services revenues, net                       $   10,404    $      11,169    $   31,891    $     33,164
Operating expenses:
    Operating and maintenance expenses                      3,707            4,282        11,827          12,942
    Depreciation and amortization                           2,329            3,091         7,218           8,933
                                                          -------       ----------       -------       ---------

    Total Operating Expenses                                6,036            7,373        19,045          21,875
                                                          -------       ----------       -------       ---------
Income from operations                                      4,368            3,796        12,846          11,289
Other income (expenses):
    Foreign exchange losses, net                           (3,167)            (827)       (5,670)         (1,964)
    Interest expense                                       (4,297)          (6,252)      (14,713)        (26,036)
    Interest income                                           429              604         1,212           1,216
    Other, net                                                 (6)             (57)           41            (223)
                                                          --------      -----------      -------       ---------

Loss before extraordinary items                            (2,673)          (2,736)       (6,284)        (15,718)

Extraordinary items, net                                        -                -             -          20,945
                                                          -------       ----------     ---------      ----------

Net income (loss)                                      $   (2,673)   $      (2,736)   $   (6,284)   $      5,227

Preferred stock dividends                                     (27)             (27)          (80)           (41)
                                                          --------      -----------    -----------    ----------

Net income (loss) available for common stockholders        (2,700)          (2,763)       (6,364)         5,186

Comprehensive income (loss) adjustments                     1,504               (9)        2,580          5,890
                                                          -------       -----------     --------        --------

Total comprehensive income (loss)                      $   (1,196)   $      (2,772)   $   (3,784)   $    11,076
                                                          ========      ===========       =======        ======

Earnings (loss) per common share - basic and diluted:

    Before extraordinary items                         $   (0.22)    $        (0.23)  $   (0.53)    $     (1.78)

    Extraordinary items                                $        -    $           -    $        -    $      2.37
                                                        ---------     -------------     ---------     -----------

    Net earnings (loss)                                $   (0.22)    $        (0.23)  $   (0.53)    $      0.59
                                                        =========     ==============   ==========     ===========

Weighted average number of common shares
Outstanding - basic and diluted                         12,015,179      11,981,579    12,006,252      8,821,401
                                                        ==========    ============    ==========     ===========



     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
          Consolidated Condensed Statements of Stockholders' Deficiency
                        (In thousands, except share data)

                                   (unaudited)


                                                                                                     Accumulated
                                                                                                     Other            Total
                                         Common      Preferred    Additional        Accumulated      Comprehensive    Stockholders'
                             Shares      Stock       Stock        Paid-in Capital   deficit          Income           Deficiency
-------------------------- ----------- ----------- ----------- ------------------ --------------- ---------------- ----------------
Balances at December 31,
1999                       11,981,579     $ 11         -            144,052         (164,705)         13,696          $ (6,946)

Exercise of options            33,600        1         -                263             -                -                 264

Modification of option
terms                                      -           -                (54)            -                -                 (54)


Cumulative preferred
stock dividends in                         -           -               -                 (80)            -                 (80)
arrears

Net loss                                   -           -               -              (6,284)            -              (6,284)

Foreign currency
translation adjustment                     -           -               -                -              2,580             2,580
-------------------------- ----------- ----------- ----------- ------------------ --------------- ---------------- ----------------

Balances at
September  30, 2000        12,015,179     $ 12         -            144,261          (171,069)        16,276         $ (10,520)
-------------------------- ----------- ----------- ----------- ------------------ --------------- ---------------- ----------------








     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
          For the Nine Month Periods Ended September 30, 2000 and 1999
                                 (In thousands)

                                   (unaudited)


                                                                      2000                  1999
                                                                      ----                  ----

Net cash provided by operating activities               $           5,016                 14,522
                                                             -------------       ---------------
Cash flows from investing activities:
    Construction of telecommunication networks                     (4,509)                (4,093)
    Increase in construction deposits                              (1,897)                    (3)
    Proceeds from sale of assets                                      279                     45
                                                             -------------       ----------------

           Net cash used in investing activities                   (6,127)                (4,051)
                                                             ------------        ----------------
Cash flows from financing activities:
    Borrowings under long-term debt agreements                    117,170                 41,391
    Repayments and settlement of long-term debt                  (117,534)              (217,697)
    Borrowings under short-term debt agreements                     3,754                124,753
    Deferred financing costs paid under long-term
      debt agreements                                              (3,104)                     -
    Proceeds from issuance of common stock, net                         -                 52,511
    Proceeds from exercise of options                                 264                      -
                                                             -------------       ----------------
           Net cash provided by financing activities                  550                    958
                                                             -------------       ----------------
Effect of foreign exchange rate changes on cash                    (2,272)                  (391)
                                                             -------------      -----------------

Net (decrease) increase in cash and cash equivalents               (2,833)                11,038

Cash and cash equivalents at beginning of period                   17,197                  8,489
                                                             -------------       ----------------

Cash and cash equivalents at end of period              $          14,364                 19,527
                                                             =============       ================




      See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


(1)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The accompanying condensed consolidated financial statements of Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company" ) have been prepared without audit and, in the opinion of management, include all adjustments consisting mainly of normal recurring accruals necessary for a fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.

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

              The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). In preparing such financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

              The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiaries for the year ended December 31, 1999, including the notes thereto, set forth in the Company's annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC").

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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

              Net earnings (loss) and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the periods ended September 30, 2000 and 1999.

              The Company had potentially dilutive common stock equivalents of 3,759,637 and 8,242,059 for the periods ended September 30, 2000 and 1999, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented. The basis for determining whether common stock equivalents were potentially dilutive was loss before extraordinary items.

       (c)    Foreign Exchange Financial Instruments

              Foreign exchange financial instrument contracts are utilized by the Company to manage certain foreign exchange rate risks. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

              The Company accounts for foreign exchange financial instruments under Statement of Financial Accounting Standards No. 52 ("SFAS
              52"), "Foreign Currency Translation". To qualify for hedge accounting under SFAS 52, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged.

              Under SFAS 52 hedge accounting, these contracts are valued at current spot rates on a monthly basis. The change in value is recognized currently in income through foreign exchange gains (losses) and is intended to offset the transaction losses or gains on the foreign currency denominated liabilities which the contracts are intended to hedge. The foreign exchange loss for the nine month period ended September 30, 2000 of $5,670,000 is stated net of a gain of $876,000 relating to the Company's forward hedging contracts. Any forward points on these contracts are amortized over the life of the contract through interest expense. The Company has not yet determined whether its foreign exchange financial instrument contracts will qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended, upon adoption on January 1, 2001.

(2)    Cash, Restricted Cash and Short-Term Investments

       (a)    Cash

              At September 30, 2000, cash of $2,945,000 comprised the following:
              $288,000 on deposit in the United States and $2,657,000 consisting of $105,000 denominated in U.S. dollars and the equivalent of $2,552,000 denominated in Hungarian forints on deposit with banks in Hungary.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


       (b)    Cash Equivalents

               Cash equivalents amounted to approximately $11,419,000 at September 30, 2000 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell which mature within three months.

       (c)    Restricted Cash

              At September 30, 2000, approximately $7,000 of cash denominated in U.S. dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $106,000 of cash denominated in Hungarian forints was restricted pursuant to certain arrangements with other parties.

(3)    Related Parties

       Current and long-term amounts due to related parties totalling $2,119,000 at September 30, 2000 is comprised of the following: $148,000 due to a subsidiary of Citizens Communications Company (Citizens Communications Company and its subsidiaries are hereinafter referred to as "Citizens") representing cumulative preferred stock dividends in arrears and $1,971,000 representing payments due to certain former officers under separate termination, consulting and non-competition agreements. The Company paid approximately $906,000 during the nine months ended September 30, 2000 and 1999 to three former officers under these agreements.

       The Company has long-term notes payable with Postabank es Takarekpenztar ("Postabank"), a Hungarian commercial bank. Postabank's share ownership in the Company is 20.2% of the shares outstanding at September 30, 2000.

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

       Facility B is a floating rate revolving loan in the amount of EUR 5 million (the "Revolving Facility") which can only be drawn down in euros. The Revolving Facility will be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility is available until December 31, 2007. The Company borrowed EUR 4 million of the Revolving Facility to pay off the balance of the Postabank Bridge Loan and fees associated with the transaction on April 20, 2000. The principal amount borrowed under the Revolving Facility, which is included in short-term loans at September 30, 2000, is due at the end of each interest period at which point the Company can, subject to certain conditions, roll over the amount of principal borrowed. The applicable interest period for the Revolving Facility is, at the Company's option, one, three, or six months. The Company has chosen six months at the present time. Interest is payable at the end of each interest period calculated similar to the Term Facility loan denominated in euros.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       As a part of the Debt Agreement, the Company is required to devise and implement a hedging strategy in order to mitigate and minimize its key interest rate and foreign exchange rate market risks. Following its hedging strategy, on April 20, 2000, the Company entered into six month forward contracts to purchase EUR 43,750,000 (approximately $38,496,000 at September 30, 2000 exchange rates) at a rate of 268.48 on October 20, 2000. On maturity of these forward contracts, the Company will enter into spot contracts to sell EUR 43,750,000 for Hungarian forint on a net settled basis.

       Dependent on its cash flow, commencing in 2001, the Company will be required to prepay the equivalent of $25 million on the Term Facility until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the filing of each annual Form 10-K with the SEC.

       The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2,508,000 at April 20, 2000 exchange rates), which is included in other assets along with other direct costs incurred in obtaining the Debt Agreement, and is being amortized over the term of the related debt. In addition, an agency fee in the amount of $60,000 has also been paid. The Company is obligated to pay an annual commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment. HTCC and one of its subsidiaries, HTCC Consulting Rt., are guarantors for the Operating Companies under the Debt Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Debt Agreement. The Company and Citibank Rt. (as security agent) have entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement. The Debt Agreement contains customary representation and warranties. The Company is subject to restrictive covenants including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains customary events of default, which would trigger early repayment of the balance on the Debt Agreement including those related to a change of control. If prior to the later of the December 31, 2001 or the Trigger Date (as defined below), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund, together, no longer own 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark and the Danish Fund currently together own 32.1% of the outstanding Common Stock. The Trigger Date is defined as the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than 3.5 to 1. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Agreement.

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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       The revenues generated by these products and services for the periods ended September 30 were as follows:

                                             3 months ended           9 months ended
                                             --------------           --------------

                                          2000         1999         2000        1999
                                          ----         ----         ----        ----
              ($ in thousands)

        Telephone services             $ 9,603      $10,395       $29,559      $30,968
        Network services                   603          552         1,772        1,517
        Other service and product
           Revenues                        198          222           560          679
                                     ---------     --------      --------     --------

                                       $10,404      $11,169       $31,891      $33,164
                                       =======      =======       =======      =======



       Included in telephone services are connection fee revenues amounting to $513,000 and $1,088,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

       Major Customers

       For the periods ended September 30, 2000 and 1999, none of the Company's customers accounted for more than 10% of the Company's total revenue.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements

         Certain statements contained herein which express "belief," "anticipation," "expectation," or "intention" or any other projection, insofar as they may apply prospectively and are not historical facts, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the Company's ability to attract additional customers, revenues per customer and construction costs, as well as changes in the Company's regulatory environment and other factors that are beyond the Company's control." For additional factors the Company's Form 10-K for the year ended December 31, 1999 should be read.

Introduction

         Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") is engaged primarily in the provision of telecommunications services through its majority-owned operating subsidiaries, Kelet-Nograd Com Rt. ("KNC"), Raba Com Rt. ("Raba-Com"), Papa es Tersege Telefon Koncesszios Rt. ("Papatel") and Hungarotel Tavkozlesi Rt. ("Hungarotel") (KNC, Raba-Com, Papatel and Hungarotel are each an "Operating Company" and together, the "Operating Companies"). The Company earns substantially all of its telecommunications revenue from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer's discretion).

         On April 11, 2000, the Company entered into an EUR 130 million syndicated senior secured debt facility, the proceeds of which were used to repay the Company's existing bridge loan. See "Liquidity and Capital Resources" section below.

         The Company's Hungarian subsidiaries functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2000 was 286.30, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 1999 of 240.16. The average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 2000 was 275.34, as compared to an average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 1999 of 234.06. This devaluation of the Hungarian forint against the U.S. dollar reflects the strengthening of the U.S. dollar against the Hungarian forint during the period. When comparing the three and nine months ended September 30, 2000 to the three and nine months ended September 30, 1999, it should be noted that all U.S. dollar reported amounts have been affected by this 19% and 18% devaluation in the Hungarian subsidiaries' functional currency, respectively.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


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

         The Company achieved EBITDA1 of $6.7 million during the quarter ended September 30, 2000, down from EBITDA of $6.9 million for the quarter ended September 30, 1999. The ability of the Company to generate sufficient revenues to satisfy its cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers, revenues per customer and on-going construction costs. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

         Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added approximately 143,000 access lines through September 30, 2000 to the approximately 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("Matav"), the former State-controlled monopoly telephone company.


Comparison of Three Months Ended September 30, 2000 and Three Months Ended September 30, 1999

   Net Revenues

                                                        Quarter end
      (dollars in millions)                            2000     1999    % change
      Measured service revenues                         7.7      8.9       (13)
      Subscription revenues                             3.3      2.7        22
      Net interconnect charges                         (1.7)    (1.9)      (11)
                                                       -----   -----
      Net measured service and subscription revenues    9.3      9.7        (4)
      Connection fees                                   0.3      0.4       (25)
      Other operating revenues, net                     0.8      1.1       (27)
                                                      -----    -----
      Telephone Service Revenues, Net                  10.4     11.2        (7)
                                                      =====    =====

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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         The Company recorded a 7% decrease in telephone service revenues to $10.4 million for the three months ended September 30, 2000 from $11.2 million for the three months ended September 30, 1999.

         Net measured service and subscription revenues decreased to $9.3 million for the three months ended September 30, 2000 from $9.7 million for the three months ended September 30, 1999. Measured service revenues decreased 13% to $7.7 million during the three months ended September 30, 2000 from $8.9 million during the three months ended September 30, 1999. Subscription revenues increased 22% to $3.3 million during the three months ended September 30, 2000 from $2.7 million during the three months ended September 30, 1999. Measured service revenues increased in functional currency terms by approximately 2% as a result of an increase in average access lines in service from approximately 190,500 for the three months ended September 30, 1999 to approximately 202,200 during the three months ended September 30, 2000, offset by an approximate 19% devaluation of the functional currency during the period. Subscription revenues increased in functional currency terms by approximately 45% as a result of tariff re-balancing effective February 1, 2000, as well as the increase in average access lines in service, offset by the approximate 19% devaluation of the functional currency during the period. Under tariff re-balancing, a more cost-driven payment structure is envisaged with monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, over the past several years, as in many other countries, cheaper local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the telecoms industry, as a whole, is expected to be neutral. However, the Company is expecting to see a slightly positive net revenue effect on its telephone service revenues.

         These revenues have been reduced by net interconnect charges which totalled $1.7 million during the three months ended September 30, 2000 compared to $1.9 million during the three months ended September 30, 1999. As a percentage of call and subscription revenues, net interconnect charges have declined from 16.4% for the three months ended September 30, 1999 to 15.5% for the three months ended September 30, 2000.

         Connection fees for the three month period ended September 30, 2000 totalled $0.3 million as compared to $0.4 million for the three months ended September 30, 1999. This decrease reflects a reduction in the number of new access lines connected and the devaluation of the Hungarian forint.

         Other operating revenues which include revenues generated from the provision of direct lines and other miscellaneous telephony service revenues, totalled $0.8 million for the three months ended September 30, 2000, as compared to $1.1 million for the three months ended September 30, 1999.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

   Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 14% to $3.7 million for the three months ended September 30, 2000 as compared to $4.3 million for the three months ended September 30, 1999. In functional currency terms, operating and maintenance expenses increased 8% for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. This increase is due to inflationary increases in costs at the Company's Hungarian subsidiaries, offset by savings related to reductions in the number of expatriates working for the Company. On a per line basis, operating and maintenance expenses decreased to approximately $18 per average access line for the three months ended September 30, 2000 from $22 for the three months ended September 30, 1999. On a per line basis, operating and maintenance costs are expected to decline as additional access lines are added during 2000.

   Depreciation and Amortization

         Depreciation and amortization charges decreased $0.8 million, or 25%, to $2.3 million for the three months ended September 30, 2000 from $3.1 million for the three months ended September 30, 1999. This decrease is due to depreciation and amortization charges decreasing in functional currency terms by approximately 10% and the 19% devaluation of the Hungarian forint during the period. The 10% decrease in depreciation and amortization charges in functional currency terms is due to additional depreciation being recorded at one of the Company's subsidiaries beginning during the second quarter of 1999 on certain network equipment which was replaced by December 31, 1999. The amount of the additional depreciation in the third quarter of 1999 amounted to approximately $0.3 million at historical exchange rates.

   Income from Operations

         Income from operations increased to $4.4 million for the three months ended September 30, 2000 from $3.8 million for the three months ended September 30, 1999. Contributing to such improvements were lower operating and maintenance expenses and lower depreciation and amortization charges during the period.

   Foreign Exchange Losses

         Foreign exchange losses increased $2.4 million, net of a gain of $0.6 million related to the Company's forward hedging contracts, to $3.2 million for the three months ended September 30, 2000 from $0.8 million for the three months ended September 30, 1999. Such foreign exchange losses resulted primarily from the devaluation of the Hungarian forint against the U.S. dollar and euro during the period. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

   Interest Expense

         Interest expense decreased to $4.3 million for the three months ended September 30, 2000 from $6.3 million for the three months ended September 30, 1999. During April 2000, the Company refinanced the debt obligations it had restructured in May 1999. As a result of this refinancing in April 2000, the Company's borrowings went from being mostly Hungarian forint denominated to mostly euro denominated. This decrease reflects the lower interest rates paid on borrowings in U.S. dollars and euros, compared to Hungarian forints. As a result of the refinancing in April 2000, the Company's weighted average interest rate on its debt obligations went from 13.98% for the three months ended September 30, 1999, to 7.95% for the three months ended September 30, 2000, a 43% decrease. Included in interest expense for the three months ended September 30, 2000 is approximately $0.8 million of amortization of the forward points on the Company's forward foreign currency contracts. See "Liquidity and Capital Resources" section below.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


   Interest Income

         Interest income decreased to $0.4 million for the three months ended September 30, 2000 from $0.6 million for the three months ended September 30, 1999 due to higher average cash balances outstanding during the three months ended September 30, 2000 being offset by lower interest rates on Hungarian forint deposits during the period.

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss available for common stockholders of $2.7 million, or $0.22 per share, during the three months ended September 30, 2000 as compared to a loss of $2.8 million, or $0.23 per share, during the three months ended September 30, 1999.


Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999

   Net Revenues

                                                     Year-to-date ended
      (dollars in millions)                           9/30/00  9/30/99  % change
      Measured service revenues                        23.4     26.2       (11)
      Subscription revenues                            10.0      8.2        22
      Net interconnect charges                         (5.0)    (5.3)       (6)
                                                       -----   ------
      Net measured service and subscription revenues   28.4     29.1        (2)
      Connection fees                                   0.8      1.1       (27)
      Other operating revenues                          2.7      3.0       (10)
                                                      -----    -----
      Telephone Service Revenues, Net                  31.9     33.2        (4)
                                                       ====     ====

         The Company recorded a 4% decrease in net telephone service revenues of $31.9 million for the nine months ended September 30, 2000 as compared to revenues of $33.2 million for the nine months ended September 30, 1999.

         Net measured service and subscription revenues decreased 2% to $28.4 million for the nine months ended September 30, 2000 from $29.1 million for the nine months ended September 30, 1999. Measured service revenues decreased 11% to $23.4 million while subscription revenues increased 22% to $10.0 million for the nine months ended September 30, 2000. Measured service revenues increased in functional currency terms by approximately 4% as a result of an increase in average access lines in service from approximately 188,200 for the nine months ended September 30, 1999 to approximately 201,500 during the nine months ended

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


September 30, 2000, offset by an approximate 18% devaluation of the functional currency during the period. Subscription revenues increased in functional currency terms by approximately 41% as a result of tariff re-balancing effective February 1, 2000, as well as the increase in average access lines in service, offset by the approximate 18% devaluation of the functional currency during the period. Under tariff re-balancing, a more cost-driven payment structure is envisaged with the actual monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, over the past several years, as in many other countries, cheap local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the telecoms industry, as a whole, is expected to be neutral. However, the Company is expecting to see a slightly positive net revenue effect on its telephone service revenues.

         These revenues have been offset by net interconnect charges which totalled $5.0 million for the nine months ended September 30, 2000 as compared to $5.3 million for the nine months ended September 30, 1999. As a percentage of call and subscription revenues, net interconnect charges have declined from 15.4% for the nine months ended September 30, 1999 to 15.0% for the nine months ended September 30, 2000.

         Connection fees for the nine month period ended September 30, 2000 totalled $0.8 million as compared to $1.1 million for the nine months ended September 30, 1999. This decrease reflects a reduction in the number of new access lines connected and the devaluation of the Hungarian forint.

         Other operating revenues which include revenues generated from the provision of direct lines and other miscellaneous telephony service revenues, totalled $2.7 million for the nine months ended September 30, 2000 as compared to $3.0 million for the nine months ended September 30, 1999.

   Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 9% to $11.8 million for the nine months ended September 30, 2000 as compared to $12.9 million for the nine months ended September 30, 1999. In functional currency terms, operating and maintenance expenses increased 11% for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. This increase is due to inflationary increases in costs at the Company's Hungarian subsidiaries, offset by savings related to reductions in the number of ex-patriates working for the Company. On a per line basis, operating and maintenance expenses decreased to approximately $59 per average access line for the nine months ended September 30, 2000 from $69 for the nine months ended September 30, 1999. On a per line basis, operating and maintenance costs are expected to decline as additional access lines are added during 2000.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

   Depreciation and Amortization

         Depreciation and amortization charges decreased $1.7 million, or 19%, to $7.2 million for the nine months ended September 30, 2000 from $8.9 million for the nine months ended September 30, 1999. This decrease is due to depreciation and amortization charges decreasing in functional currency terms by approximately 6% and the 18% devaluation of the Hungarian forint during the period. The 6% decrease in depreciation and amortization charges in functional currency terms is due to additional depreciation being recorded at one of the Company's subsidiaries beginning during the second quarter of 1999 on certain network equipment which was replaced by December 31, 1999. The amount of the additional depreciation during the first nine months of 1999 amounted to approximately $0.5 million at historical exchange rates through September 30, 1999.

   Income from Operations

         Income from operations increased to $12.8 million for the nine months ended September 30, 2000 from $11.3 million for the nine months ended September 30, 1999. Contributing to such improvements were lower operating and maintenance expenses and lower depreciation and amortization charges during the period.

   Foreign Exchange Loss

         Foreign exchange losses increased $3.7 million, net of a gain of $0.9 million related to the Company's forward hedging contracts, to $5.7 million for the nine months ended September 30, 2000 from $2.0 million for the nine months ended September 30, 1999. Such foreign exchange losses resulted primarily from the devaluation of the Hungarian forint against the U.S. dollar and euro during the period. This increase in foreign exchange losses during the period is also due to the Company's refinancing of its debt obligations in April 2000. Prior to its refinancing, approximately 20% of the Company's debt was denominated in currencies other than the Hungarian forint, whereas subsequent to its refinancing, the Company's debt is approximately 69% denominated in currencies other than the Hungarian forint. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

   Interest Expense

         Interest expense decreased 43% to $14.7 million for the nine months ended September 30, 2000 from $26.0 million for the nine months ended September 30, 1999. This $11.3 million decrease was partially attributable to lower average debt levels during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This reduction in average debt levels outstanding during the period was due to the Company's restructuring of its debt obligations in May 1999 and the subsequent refinancing of those obligations in April 2000. As a result of the refinancing in April 2000, the Company's borrowings went from being mostly Hungarian forint denominated to mostly euro denominated. The decrease also reflects the lower interest rates paid on borrowings in U.S. dollars and euros, compared to Hungarian forints. As a result of the restructuring in May 1999 and the refinancing in April 2000, the Company's weighted average interest rate on its debt obligations went from 16.72% for the nine months ended September 30, 1999, to 11.51% for the nine months ended September 30, 2000, a 31% decrease. Included in interest expense for the nine months ended September 30, 2000 is approximately $1.4 million of amortization of the forward points on the Company's forward foreign currency contracts. See "Liquidity and Capital Resources" section below.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


   Interest Income

         Interest income remained consistent at $1.2 million for each of the nine month periods ended September 30, 2000 and 1999.

Loss Before Extraordinary Items

         As a result of the factors discussed above, the Company recorded a loss before extraordinary items of $6.3 million, or $0.53 per share, for the nine months ended September 30, 2000 as compared to a loss of $15.7 million, or $1.78 per share, for the nine months ended September 30, 1999.

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

Net Income (Loss)

         As a result of the factors discussed above, the Company recorded a net loss available for common stockholders of $6.4 million, or $0.53 per share, for the nine months ended September 30, 2000 as compared to net income available for common stockholders of $5.2 million, or $0.59 per share, for the nine months ended September 30, 1999.

Liquidity and Capital Resources

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The on-going development and installation of the network in each of the Company's Operating Areas required significant capital expenditures ($185.5 million at historical exchange rates through September 30, 2000). The Company's networks now have the capacity to provide basic telephone services to virtually all of the potential subscribers within its Operating Areas.

         Net cash provided by operating activities totalled $5.0 million during the nine months ended September 30, 2000 compared to $14.5 million during the nine months ended September 30, 1999. For the period ended September 30, 1999, cash was provided by operations because $16.1 million of interest due was deferred and added to amounts due under the Postabank Bridge Loan. For the nine months ended September 30, 2000 and 1999, the Company used $6.1 million and $4.1 million, respectively, in investing activities, which was primarily used to fund additions to the Company's telecommunications networks. Financing activities provided net cash of $0.6 million and $1.0 million for the nine months ended September 30, 2000 and 1999, respectively.

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

         Facility B is a floating rate revolving loan in the amount of EUR 5 million (the "Revolving Facility") which can only be drawn down in euros. The Revolving Facility will be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility is available until December 31, 2007. The Company borrowed EUR 4 million of the Revolving Facility to pay off the balance of the Postabank Bridge Loan and fees associated with the transaction on April 20, 2000. The principal amount borrowed under the Revolving Facility is due at the end of each interest period at which point the Company can, subject to certain conditions, roll over the amount of principal borrowed. The applicable interest period for the Revolving Facility is, at the Company's option, one, three, or six months. The Company has chosen six months at the present time. Interest is payable at the end of each interest period calculated similarly to the Term Facility loan denominated in euros.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         As a part of the Debt Agreement, the Company is required to devise and implement a hedging strategy in order to mitigate and minimize its key interest rate and foreign exchange rate market risks. Dependent on its cash flow, commencing in 2001, the Company will be required to prepay the equivalent of $25 million on the Term Facility until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing.

         The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2,508,000 at April 20, 2000 exchange rates), which has been capitalized with other direct costs incurred in obtaining the Debt Agreement and is being amortized over the term of the related debt. In addition, an agency fee in the amount of $60,000 has also been paid. The Company is obligated to pay a commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment. HTCC and one of its subsidiaries, HTCC Consulting Rt., are guarantors for the Operating Companies under the Debt Agreement. The Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Debt Agreement. The Company and Citibank Rt. (as security agent) have entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement. The Debt Agreement contains customary representation and warranties. The Company is subject to some restrictive covenants including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains customary events of default, which would trigger early repayment of the balance on the Debt Agreement including those related to a change of control. If prior to the later of the December 31, 2001 or the Trigger Date (as defined below), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund, together, no longer own 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark and the Danish Fund currently together own 32.1% of the outstanding Common Stock. The Trigger Date is defined as the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than 3.5 to 1. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Agreement.

Inflation and Foreign Currency

         Due to the continued strengthening of the U.S. Dollar on international currency markets, the Hungarian forint/U.S. dollar exchange rate increased to
299.72 as of September 30, 2000, compared to a December 31, 1999 exchange rate of 252.52, an effective year to date devaluation of 18.7%.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         The Company's Hungarian operations generate revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominately in Hungarian forints but also in U.S. dollars. In addition, certain of the Company's balance sheet accounts are denominated in foreign currencies other than the Hungarian forint, the Company's functional currency. Accordingly, when such accounts are converted into Hungarian forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income or loss. When the Company and its subsidiaries' forint-denominated accounts are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders' deficiency.

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

Market Risk Exposure

         The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 84% of operational costs are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. Dollar. This variability is mitigated by several factors, including the Hungarian National Bank policy to peg the Hungarian forint and the telecommunications pricing law. The "crawling peg" policy of the National Bank of Hungary maintains a scheduled daily devaluation of the Hungarian forint which has been pegged 100% to the euro since January 1, 2000. The Hungarian forint is allowed to trade within 2.25% of the mid-point of this trading band. For the quarter ended March 31, 2000, the Hungarian government devaluation policy was 0.4% per month. As of April 1, 2000, the Hungarian government announced the monthly planned devaluation rate was decreased to 0.3% per month for the Hungarian forint, which totals approximately 3.9% for 2000. It should be noted however, that due to the continued strengthening of the U.S. dollar on international currency markets, the Hungarian forint/U.S. dollar exchange rate increased to 307.62 as of November 8, 2000, an effective year to date devaluation of 22%. The telecommunications pricing law allows prices to increase by the Consumer Price Index (CPI) adjusted for an efficiency factor of up to 2%. Thus, to the extent that adjusted CPI follows devaluation, revenues are somewhat insulated from exchange rate risk.

         The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on LIBOR. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $350,000 annually based upon the Company's current debt level. If a 1% change in the LIBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $1.0 million annually based upon the Company's current debt level.

         The Company is also exposed to exchange rate risk insofar as the Company has debt obligations in other than the functional currency of its majority owned Hungarian subsidiaries. Given the Company's debt obligations, which include euro and U.S. dollar denominated debt, if a 1% change in Hungarian forint/euro exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $776,000 annually based upon the Company's current debt level. If a 1% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $250,000 annually.

         The Company utilizes foreign currency forward contracts to reduce certain exposure to exchange rate risks associated with the Company's long-term debt obligations. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The contracted amount of foreign currency forwards at September 30, 2000 is EUR 43,750,000 (approximately $38,496,000 at September 30, 2000 exchange rates). The Company has recently reviewed its hedging strategy and has changed it such that it will hedge future interest and principal payments payable in euros due within the next six months.

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

Prospective Accounting Pronouncements

         In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133, as amended by SFAS 137 and SFAS 138, requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is continuing to evaluate the effect, if any, the adoption of SFAS 133 will have on its consolidated financial position and results of operations.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.  Legal Proceedings

         None.

Item 2.  Change in Securities and Use of Proceeds

         None.

Item 3.  Default Upon Senior Securities

         (a)      None.
         (b) On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Utilities Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of September 30, 2000, the total arrearage on the Preferred Shares was $148,000.

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

                                        Hungarian Telephone and Cable Corp.

November 14, 2000                       By:    /s/Ole Bertram
                                           -------------------------------------
                                           Ole Bertram
                                           Chief Executive Officer and President

November 14, 2000                       By:    /s/William McGann
                                           -------------------------------------
                                           William McGann
                                           Chief Accounting Officer,
                                            Controller and Treasurer

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                                Index to Exhibits

Exhibit No.                Description

27.1                       Financial Data Schedule