Form 10-K
period 2000-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2001-03-29
CIK 889949

Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                       OR
[  ]    TRANSITIONAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE  ACT OF 1934 For the transition period from _______ to ________

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

                       32 Center Street, Darien, CT 06820
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (203) 656-3882

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
Common Stock, par value $.001 per share          American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 28, 2001, 12,103,180 shares of the Registrant's Common Stock were outstanding, of which 12,095,467 were held by non-affiliates of the Registrant. The aggregate market value of the Registrant's Common Stock held by non-affiliates, computed by reference to the closing price of the Common Stock on the American Stock Exchange as of March 27, 2001, was $89,506,456. The exclusion of shares owned by any person from such amount shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                       Documents Incorporated by Reference

         Part III - Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2000.

            Cautionary Statement Regarding Forward-Looking Statements

         Certain statements contained herein which express "belief," "anticipation," "expectation," or "intention" or any other projection, insofar as they may apply prospectively and are not historical facts, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

                                     PART I

         In this Form 10-K, all references to "$" or "U.S. dollars" are to United States dollars, all references to "EUR" or "euros" are to the euro which is the currency of the European Monetary Union, and all references to "HUF" or "forints" are to Hungarian forints. Certain amounts stated in euros and forints herein also have been stated in U.S. dollars solely for the informational purposes of the reader, and should not be construed as a representation that such euro or forint amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise stated or the context otherwise requires, such amounts have been stated at December 31, 2000 exchange rates. The forint/U.S. dollar middle exchange rate as of December 31, 2000 was approximately 284.73 forints per U.S. dollar.

                                Item 1. Business
Company Overview

         Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") provides basic telephone services in five defined regions within the Republic of Hungary (each, an "Operating Area" and together, the "Operating Areas") pursuant to 25-year telecommunications concessions granted by the Hungarian government. HTCC, through its four majority-owned Hungarian operating subsidiaries (each, an Operating Company and together, the "Operating Companies"), owns and operates virtually all existing public telephone exchanges and local loop telecommunications network facilities in its Operating Areas and is the exclusive provider through November 1, 2002 of non-cellular local voice telephone services in such areas.

         The Company acquired its concession rights from the Hungarian Ministry of Transportation, Telecommunications and Water Management (the "TTW Ministry") for $11.5 million (at historical exchange rates) and purchased the existing telecommunications infrastructure in the Operating Areas, including approximately 61,400 access lines, from Magyar Tavkozlesi Rt. ("Matav"), the formerly State-controlled monopoly telephone company, for $23.2 million (at historical exchange rates). Kelet-Nograd Com Rt. ("KNC") and Raba Com. Rt. ("Raba-Com"), two of the Operating Companies, acquired the existing telecommunications assets in their respective Operating Areas in the first quarter of 1995, while Papa es Tersege Telefon Koncesszios Rt. ("Papatel") and Hungarotel Tavkozlesi Rt. ("Hungarotel"), the other two Operating Companies, acquired the existing telecommunications assets in their respective Operating Areas on January 1, 1996. Since the acquisition of such existing networks, the

Operating Companies have incurred capital expenditures through December 31, 2000 of $190 million (at historical exchange rates) to expand and upgrade their network facilities which has resulted in the completion of a modern telecommunications network in each of the Operating Areas. As of December 31, 2000, the Company's telecommunications networks had approximately 206,900 access lines in service, an addition of approximately 145,500 access lines to the 61,400 access lines acquired from Matav. The Company's networks now have the capacity, with some normal additional capital expenditures, to provide basic telephone services to virtually all of the estimated 283,300 homes and 38,400 business and other institutional subscribers (including government institutions) within its Operating Areas.

         The Company completed its network modernization and construction program in each of its Operating Areas primarily through turnkey construction contracts with Siemens, Ericsson and Fazis Telecommunication System Design and Construction Corporation. The build-out was primarily financed through a $170 million credit facility with Postabank es Takarekpenztar, a Hungarian commercial bank ("Postabank"), which was subsequently refinanced and a $47.5 million contractor financing facility. See "- Revision of Capital Structure," Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Notes 4, 5 and 8(d) of Notes to Consolidated Financial Statements.

         The following table sets forth certain information as of December 31, 2000 with respect to each of the Operating Companies.

                                       Raba-Com   KNC        Papatel   Hungarotel    Total
                                       --------   ---        -------   ----------   -------

Population........................      63,900   149,000     63,200     391,700     667,800
Residences........................      25,900    66,400     24,100     166,900     283,300
Businesses and other(1)...........       3,300     8,300      3,800      23,000      38,400
Access lines in operation:
     Residential..................      20,000    41,200     17,800     100,300     179,300
     Business and other(2)........       2,700     6,500      2,400      16,000      27,600
                                      --------  --------   --------   ---------    --------
           Total..................      22,700    47,700     20,200     116,300     206,900
Pay phones........................         167       480        202       1,073       1,922
Population Penetration rate(3)....        35.5      32.0       32.0        29.7        31.0
Residential Penetration rate (4)..        77.2      62.0       73.9        60.1        63.3
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

       The following table sets forth the number of access lines served by each of the Operating Companies at takeover from Matav and at the end of 1995, 1996, 1997, 1998, 1999 and 2000.

                      Takeover        1995      1996        1997       1998        1999      2000
                      --------        ----      ----        ----       ----        ----      ----

Raba-Com               2,500(1)      5,100      14,000     20,600     21,400       22,300     22,700
KNC                   13,000(1)     14,200      20,500     35,500     40,000       46,300     47,700
Papatel                3,800(2)      3,800      11,100     17,000     18,300       19,600     20,200
Hungarotel            42,100(2)     42,100      47,800    102,000    105,300      112,300    116,300
                 -----------     ---------    --------   --------   --------     --------    -------
     Total            61,400        65,200      93,400    175,100    185,000      200,500    206,900


(1)  1st Quarter 1995
(2)  Year-End 1995


The Republic of Hungary

         Hungary is located in Central Europe bordering on Austria, Slovenia, Croatia, Yugoslavia, Romania, Ukraine and Slovakia. Six West European capitals are within a one-hour flight. Its total area is approximately 93,030 square kilometers. It has 10 million inhabitants, approximately 1.8 million of whom reside in Hungary's capital, Budapest.

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

         Today, Hungary is considered the most developed country in Central Europe. Since 1989, foreign direct investment has been approximately $19.9 billion. Foreign direct investment was approximately $1.95 billion in 2000. On a per capita basis, Hungary has been one of the largest Central European recipients of foreign direct investment since the transition to a market economy. Hungary has received (on a per capita basis) nearly twice the level of foreign direct investment of Poland and about the same as that of the Czech Republic.

         Since 1995, the Hungarian government has embarked on an economic stabilization effort aimed at putting the economy on a sustainable path of low-inflationary growth. Hungary has experienced the following annual GDP growth rates since the initiation of that effort: 1.7% in 1995; 1.3% in 1996; 3.5% in 1997; 5% in 1998; 4.9% in 1999; and 5.3% in 2000. The unemployment rate has gradually decreased from 11.1% in 1995 to 6.4% in 2000. The Hungarian inflation rate has been steadily decreasing as well as evidenced by the following declining annual inflation rates: 28.2% in 1995; 23.6% in 1996; 18.2% in 1997; 14.5% in 1998; 10.0% in 1999; and 9.8% in 2000.

         Hungary's application for membership in the European Union ("EU") was accepted in 1998. Hungary is now in the process of negotiating the terms of its accession into the EU. Hungary is not expected to become a member of the EU until 2003 at the earliest. Hungary joined the North Atlantic Treaty Organization in 1999. Hungary is also a member of the World Trade Organization.

Overview of Hungarian Telecommunications Industry

    Early State of Hungarian Telecommunications Industry

        In 1989, the Hungarian state-owned Post, Telegraph and Telephone ("PTT") was divided into three separate companies: the Hungarian Broadcasting Company ("Antenna Hungaria"), the Hungarian Post Office ("Magyar Posta") and Matav. The Hungarian PTT was historically the exclusive provider of telecommunications services in Hungary. The Hungarian telecommunications market was significantly underdeveloped without the necessary investment in the telecommunications infrastructure necessary to achieve a comparable level of teledensity to that of Western Europe. As of December 31, 1995, Hungary had a basic telephone penetration rate of approximately 21 telephone access lines per 100 inhabitants compared to a European Union average of approximately 48 access lines per 100 inhabitants and a United States average of approximately 60 access lines per 100 inhabitants. Of such access lines in Hungary, approximately 40% were located in Budapest (in which approximately 18% of Hungary's population resides). In the Company's Operating Areas, access line penetration was approximately nine access lines per 100 inhabitants as of December 31, 1995. By comparison, basic telephone penetration rates in other Eastern European countries such as the Czech Republic, Poland, Slovakia and Bulgaria, as of December 31, 1995, were 23, 15, 21 and 28 access lines per 100 inhabitants, respectively.

    Privatization of Matav and Local Telephone Service

         Beginning in 1992, the Hungarian government began the process of privatizing Hungary's telecommunications industry by selling an initial 30% stake in Matav (raised to 67% in 1995) to MagyarCom, a company then wholly owned by Deutsche Telekom AG, the German public telephone operator ("Deutsche Telekom"), and Ameritech, the United States based telecommunications company. (In 2000 Deutsche Telekom purchased the entire ownership interest of SBC Communications (Ameritech's successor) in MagyarCom). In 1997 Matav completed its initial public offering pursuant to which MagyarCom's stake in Matav was reduced to approximately 60% and the Hungarian State's stake was reduced to approximately 6%. The Hungarian State also retained certain shareholder rights by retaining one "Golden Share." In 1999 the Hungarian State sold its remaining 6% ownership interest in Matav but retained its "Golden Share." As of December 31, 2000, MagyarCom owned 59.5% of Matav while 40.5% was publicly traded.

         In  1992  the  TTW  Ministry   divided  the  country  into  54  primary
telecommunications service areas in order to take some of such primary telecommunications service areas out of Matav's national network with respect to the provision of local basic telephone service while allowing Matav to continue its monopoly in the provision of domestic and international long distance services. In 1993, the TTW Ministry solicited bids for concessions to build, own and operate telecommunications networks in the 25 service areas which had been chosen to exit the Matav system. As of December 31, 2000, 23 of the 25 concessions for which the TTW Ministry solicited bids had been awarded. Holders of those concessions today (each a Local Telephone Operator, "LTO", and together the "LTOs") include: the Company (presently 5 areas); Vivendi Telecom Hungary ("Vivendi") owned by affiliates of Vivendi SA of France and General Electric

Capital Corp. (9 areas); an affiliate of United Pan-Europe Communications NV ("UPC") (1 area); a consortium comprised of Bezeq (the Israeli PTO), Poalim Investment (an Israeli investment and holding company) and Matav (3 areas) (Matav has recently announced an agreement to buy out the ownership interests of Bezeq and Poalim, which transaction is subject to regulatory review); and Matav (5 areas). Matav also retained the rights to service 2 areas for which there were no successful bidders. Each of the LTOs (including Matav) received 25 year licenses to provide local basic telephone service with exclusivity rights in their respective concessions through 2002 (2001 in the case of Matav except for 5 areas in which Matav has exclusivity rights through 2002). In addition to the fees paid to the government which aggregated approximately $80.0 million (at historical exchange rates), each of the non-Matav LTOs negotiated a separate asset purchase agreement with Matav for each concession area's existing basic telephone plant and equipment, which led to the transfer of approximately 260,000 access lines from a total of 1.2 million access lines in the Matav system. Matav's concession areas presently cover approximately 75% of Hungary's population and approximately 70% of its geographic area.

    Cellular Service

         In addition to the liberalization of basic telephone services, the TTW Ministry also initially selected two consortia to provide nationwide cellular telephone services. A consortium comprised of Matav and MediaOne Group Inc., formerly part of U.S. West, was granted two licenses to provide both analog (NMT-450) ("Westel 450") and digital (GSM-900) ("Westel 900") services while Pannon GSM Tavkozlesi ("Pannon") was granted a license to provide only digital cellular services. Pannon's current shareholders include: Telenor AS (the Norwegian telecommunications company) (25.8%); Tele Danmark A/S (the Danish telecommunications company) (6.6%); Sonera Corporation (the Finish telecommunications company) (23%); and KPN NV (the Dutch telecommunications company, "KPN") (44.6%). MediaOne subsequently sold its holdings in Westel 450 and Westel 900 to Deutsche Telekom. Matav is in the process of exercising an option it holds to purchase the interests in Westel 450 and Westel 900 that Deutsche Telekom acquired from MediaOne.

         In June 1999, a consortium comprised of Vodafone Group Plc. (50.1%), RWE Telliance (19.9%), Antenna Hungaria (20%) and Magyar Posta (10%) (together, "Vodafone") was the winning bidder for a digital 1800-megahertz (or DCS frequency) mobile phone license. It began operations in late 1999.

    Domestic and International Long Distance Services

         At the end of 2001 with the further liberalization of the Hungarian telecommunications market, Matav's right to provide exclusive domestic and international long distance voice transmission is due to expire. In 1998, to further stimulate future competition in this market, the TTW Ministry awarded Pan-Tel Rt., a newly formed Hungarian company ("Pan-Tel"), the licenses to provide such services as data transmission, voice mail and other services which are not subject to exclusive concessions. Pan-Tel built its own country-wide telecommunications network. The current shareholders of Pan-Tel include MAV Rt. (the Hungarian railway company) (10.1%), PT Investment Holding Company (14.7%) and KPN (75.2%).

    The Hungarian Telecommunications Industry Today

         During 2000 the Hungarian government moved the telecommunications portfolio from the Ministry of Transportation, Telecommunications and Water Management to the Prime Minister's Office. The Prime Minister's Office is headed by the Chancellor (who is effectively the Deputy Prime Minister) and the Chancellor now has ministerial responsibility for telecommunications. An

Information Technology Commissioner was appointed to assist the Chancellor. The Hungarian government is currently working on new legislation for 2002 to further liberalize the telecommunications market in accordance with European Union standards. The regulation of telephony, cable television and the Internet would be affected. However, the Company does not expect that the exclusivity period of its concession rights will be affected.

        Since the privatization of the Hungarian telecommunications market, the LTOs and Matav have spent approximately $1 billion (at historical exchange rates) to build modern state-of-the-art telecommunications networks throughout Hungary. As a result of such investment, Matav had approximately 3.0 million access lines connected to its telecommunications networks and the other LTOs (including the Company) had over 800,000 access lines connected to their telecommunications networks as of December 31, 2000.

        In the mobile telecommunications marketplace, Westel 450 and Westel 900 had 76,000 and 1,600,000 subscribers, respectively, as of December 31, 2000. Pannon had approximately 1,250,000 subscribers as of December 31, 2000. Vodafone had approximately 188,0000 subscribers as of December 31, 2000. As of December 31, 2000, the overall penetration rate for cellular service in Hungary was 31%.

        Due to the completion of the Company's network modernization and construction program, access line penetration in the Company's Operating Areas has increased to 31 access lines per 100 inhabitants as of December 31, 2000. Given that the overall investment in the Hungarian telecommunications market over the last several years has produced a significant increase in the overall penetration rate in Hungary to approximately 38% as of December 31, 2000 and the expansion of the mobile telecommunications market, the Company expects to benefit from a continued increase in the use of its telecommunications services by its customer base as the overall Hungarian telecommunications market continues to expand. See also "- Competition."

     HTCC and its Operating Companies

         In 1994, the TTW Ministry awarded KNC and Raba-Com concession rights to construct local telephone exchanges and provide non-cellular local voice telephone services for a period of 25 years, with exclusivity for the first eight years. The Company subsequently acquired two other Operating Companies, Hungarotel and Papatel, that had been awarded substantially identical concession rights by the TTW Ministry. Matav continues to be the sole provider of domestic and international long distance non-cellular voice telephone services through 2001.

         HTCC conducts its operations through the Operating Companies. Set forth below is a chart of HTCC and its principal subsidiaries and stockholders as of March 28, 2001. Share ownership percentages of HTCC are based on shares of HTCC's common stock (the "Common Stock") owned as of March 28, 2001, without giving effect to outstanding options or warrants. The ownership percentages for the Operating Companies could be affected by certain Hungarian equity ownership requirements. See "- Regulation - Hungarian Equity Ownership Requirements."

                                    [CHART]









         HTCC was organized under the laws of the State of Delaware on March 23, 1992. The Common Stock is traded on the American Stock Exchange under the symbol "HTC." The Company's United States office is located at 32 Center Street, Darien, Connecticut 06820; telephone (203) 656-3882. The Company's principal office in Hungary is located at Terez krt. 46, H-1066, Budapest; telephone (361) 474-7700.

Certain Stockholders

         The  Company  has  benefited  from  the  extensive   telecommunications
experience and capabilities of certain of its stockholders. Set forth below is a brief description of such stockholders.

     Citizens Communications Company

         Citizens Communications Company (together with its subsidiaries, "Citizens") is a New York Stock Exchange listed company which serves 1.4 million access lines in 17 states and is acquiring an additional 1.7 million access lines. Citizens also owns 85% of Electric Lightwave, Inc. (NASDAQ: ELIX), a facilities-based, integrated communications provider that offers a broad range of telecommunications-intensive businesses throughout the United States. At December 31, 2000, Citizens had $7.0 billion of total assets and $1.7 billion in shareholders' equity. For the year ended December 31, 2000, Citizens had $1.8 billion of revenue and $121.8 million in operating income.

         In May 1995, Citizens purchased 300,000 shares of HTCC's common stock from a former executive of the Company and has since acquired an additional 1,902,908 shares of Common Stock and 30,000 shares of the Company's Series A Preferred Stock convertible into 300,000 shares of Common Stock, pursuant to certain agreements entered into with HTCC (as amended and restated in certain cases to date, the "Citizens Agreements"). Citizens also purchased 103,000 shares of Common Stock on the open market bringing its ownership of the outstanding Common Stock as of March 28, 2001 to 19.1%. The Citizens Agreements provide Citizens with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest on a fully diluted basis. For a more detailed description of some of the Citizens Agreements, see Notes 9 and 12 of Notes to Consolidated Financial Statements, Item 12 "Security Ownership of Certain Beneficial Owners and Management," and "- Revision of Capital Structure."

     Tele Danmark A/S

         Tele Danmark A/S (together with its affiliates, "Tele Danmark") is the preeminent provider of telecommunications services in Denmark. Tele Danmark provides a full range of telecommunications services in Denmark, including landline and cellular telephone services, data communications, Internet, leased lines, directory and operator services and cable television. Domestic operations include 3,735,000 telephone subscriber lines, 1,648,000 cellular users, 801,000 cable television customers and 618,000 Internet dial-up customers.

         At December  31, 1999,  Tele Danmark had total assets of Danish  Kroner
75.1 billion (approximately $9.0 billion at current exchange rates) and shareholders' equity of Danish Kroner 32.6 billion (approximately $3.9 billion at current exchange rates). During 2000, Tele Danmark had net income of Danish Kroner 3.591 billion (approximately $428 million at current exchange rates) on net revenues of Danish Kroner 44.552 billion (approximately $5.3 billion at current exchange rates.)

         Tele Danmark's activities abroad have been an important growth areas over the last several years. Tele Danmark operates in 12 European countries. International operations accounted for 48% of Tele Danmark's net revenues in 2000. Tele Danmark has investments in the Nordic region, continental Western Europe as well as Central and Eastern Europe--among them Belgacom (Belgium), Ben (the Netherlands), Sunrise (Switzerland), Talkline (Germany), Polkomtel (Poland), Contactel (the Czech Republic) and UMC (Ukraine). In Hungary, Tele Danmark also holds a 6.6% stake in Pannon, one of the three digital cellular phone providers in Hungary.

         As a result of certain agreements between the Company and Tele Danmark (the "Tele Danmark Agreements"), the Company has issued 2,579,588 shares of Common Stock to Tele Danmark. As of March 28, 2001, Tele Danmark owned 21.3% of the Company's outstanding Common Stock. The Tele Danmark Agreements provide Tele Danmark with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest of the outstanding Common Stock. See Notes 9 and 12 of Notes to Consolidated Financial Statements, Item 12
"Security Ownership of Certain Beneficial Owners and Management," and "- Revision of Capital Structure."

         Tele Danmark's stock trades on the Copenhagen Stock Exchange and the New York Stock Exchange. SBC Communications of San Antonio, Texas owns 42% of the shares, with the remaining shares held by individual and institutional shareowners all over the world.

    Postabank Rt.

         Postabank was established in 1988 and provides a wide range of commercial and retail banking services to its private and corporate customers in Hungary. As of December 31, 2000, its total assets were HUF 331 billion ($1.2 billion). Today it is the sixth largest Hungarian retail bank in terms of total assets with a 4.7% market share of the deposits and a 1.5% market share of the loan market. The Hungarian government owns a controlling interest in Postabank.

         In October 1996, the Company entered into a $170 million 10-Year Multi-Currency Credit Facility with Postabank (the "Original Postabank Credit Facility"). In May 1999, as part of a revision of its capital structure, the Company issued 2,428,572 shares of Common Stock, warrants to purchase 2,500,000 shares of Common Stock and notes in the aggregate amount of $25 million to Postabank. The Company also entered into a $138 million Dual-Currency Bridge Loan Agreement with Postabank (the "Postabank Bridge Loan Agreement"). As a result of such issuances and other agreements, the Company paid off the balance on the Original Postabank Credit Facility and terminated such agreement. In April 2000 the Company paid off the outstanding balance on the Postabank Bridge Loan Agreement with the proceeds of a syndicated loan agreement. See "- Revision of Capital Structure," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Notes 4, 5 and 9 of Notes to Consolidated Financial Statements.

         As of March 28, 2001, Postabank owned 20.1% of the outstanding Common Stock and 30.9% of the Common Stock on a fully diluted basis. For a more detailed description of some of the Postabank Agreements, see Notes 4, 5 and 9 of Notes to Consolidated Financial Statements, Item 13 "Certain Relationships and Related Transactions," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and "- Revision of Capital Structure."

    The Danish Investment Fund for Central and Eastern Europe

         The Investment Fund for Central and Eastern Europe (the "Danish Fund") is a Danish government initiated and financed investment fund founded in 1989 by the Danish Parliament. The purpose is to promote Danish direct investments in Central and Eastern Europe and to enhance the possibilities for closer cooperation between Danish and Central and Eastern European companies. The Danish Fund engages in projects via equity capital and/or loans in joint ventures with a participation of one or more Danish companies. The Danish Fund has experience in Hungary (currently four projects) and in particular the Hungarian telecommunications sector, as it was involved in Pannon from 1994 to 1996 and in two of the Operating Companies from 1994 to 1997. As of March 28, 2001, the Danish Fund owned 10.6% of the outstanding Common Stock. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

Revision of Capital Structure

         In May 1999 the Company entered into various agreements as part of a revision of its capital structure with the following parties: Postabank; Tele Danmark; the Danish Fund; and CU CapitalCorp and Citizens International
Management Services Company, two wholly-owned subsidiaries of Citizens Communications Company. As a result of such agreements, the Company extinguished all of its obligations (i) to Postabank under the Original Postabank Credit Facility in the amount of approximately $193 million and the amounts borrowed to settle a portion due under a contractor financing facility in the amount of approximately $16 million; (ii) to one of its contractors under a contractor financing facility in the amount of approximately $35 million; and (iii) to Citizens under a $8.4 million promissory note which was payable in 2004 and an obligation to pay Citizens $21 million in 28 quarterly installments of $750,000 each from 2004 through and including 2010. The Company borrowed $138 million from Postabank under a one-year Dual-Currency Bridge Loan Agreement in Hungarian forints and euros and $25 million pursuant to certain unsecured notes which mature in 2007. Some of the various agreements which were entered into as of May 10, 1999 are described herein. (The descriptions and summaries herein do not purport to be complete, and are subject to, and qualified in their entirety by, reference to each such agreement, copies of which are filed as exhibits hereto. See Item 14 below).

         The Company and Postabank entered into a Dual-Currency Bridge Loan Agreement (the "Postabank Bridge Loan") pursuant to which HTCC's subsidiaries borrowed the equivalent of $111 million in Hungarian forints (at historical exchange rates) and $27 million in euros (at historical exchange rates) which funds were applied to the repayment of the Original Postabank Credit Facility. On April 11, 2000, the Company entered into a EUR 130 million senior secured syndicated bank credit facility which funds were used to pay off the Postabank Bridge Loan.

         The Company and Postabank also entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which Postabank purchased 2,428,572 shares of Common Stock for an aggregate purchase price of $34 million. The Securities Purchase Agreement provides for one person designated by Postabank to be nominated for election to the Company's Board of Directors. Postabank could not transfer its shares until the earlier of (x) the repayment in full of all the obligations under the Postabank Bridge Loan Agreement or (y) May 10, 2000, and now Postabank can only transfer such shares incrementally through 2003 subject to the Company's right of first refusal. The Company's right of first refusal expires in January 2003 and is assignable by the Company to any beneficial holder of more than 10% of the Company's outstanding common stock. The Company applied the proceeds from the stock issuance to the repayment of the Original Postabank Credit Facility. Pursuant to the Securities Purchase Agreement, the Company issued notes to Postabank in an aggregate amount of $25 million (the "Notes") with detachable warrants (the "Warrants"). The Notes, as amended, accrue interest, which is payable semi-annually, at 3.5% plus the LIBOR rate for the applicable six month interest period. The Notes, which mature in 2007, are transferable. The Warrants which were issued pursuant to a series of Warrant Agreements between the Company and Postabank enable Postabank to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The Company has the right to terminate the Warrants in whole or in part prior to January 1, 2004 provided that the Company (i) repays a proportionate amount of the outstanding principal on the Notes to the holders of such Notes and (ii) pays an additional 7.5% of the aggregate principal amount of the Notes repaid concurrently with the termination of the Warrants to the holders of the Warrants.

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

    The April 2000 Syndicated Credit Facility

         On April 11, 2000, the Company entered into a EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement") with a European banking syndicate which was arranged by Citibank N.A. ("Citibank") and Westdeutsche Landesbank Girozentrale ("WestLB"). The Company drew down EUR 129 million ($121 million at April 20, 2000 exchange rates), which funds were used, along with another $7.3 million of other Company funds, to pay off the entire outstanding balance of EUR 134 million (approximately $126 million at April 20, 2000 exchange rates) on the Postabank Bridge Loan, and fees relating to the Debt Agreement. The borrowers under the Debt Agreement are the Operating Companies who were the borrowers under the Postabank Bridge Loan Agreement. The Debt Agreement and some of the related agreements are described below. (The descriptions and summaries herein do not purport to be complete, and are subject to, and qualified in their entirety by, reference to each such agreement, copies of some of which are filed as exhibits hereto. See Item 14 below.)

         The Debt Agreement has two facilities. Facility A is a floating rate term loan in the amount of EUR 125 million (the "Term Facility") which principal is repayable in installments semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amounts of the principal repayments on the Term Facility are to be escalating percentages of the amount of the facility which was drawn down (EUR 125 million). The Company borrowed the full EUR 125 million, of which EUR 84.1 million was funded, and is repayable, in euros and the equivalent of EUR 40.9 million was funded, and is repayable in, Hungarian forints. The Term Facility loans denominated in euros accrues interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The portion of the Term Facility loan denominated in Hungarian forints accrues interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for the portion of the Term Facility loans denominated in euros is, at the Company's option, one, three or six months. The Company chose six months. The applicable interest period for the portion of the Term Facility loans denominated in Hungarian forints is, at the Company's option, in one or three months. The Company chose three months. Interest is payable at the end of each interest period. The Applicable Margin is initially, subject to adjustment, 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.15% subject to the financial performance of the Company as measured by the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization.

         Facility B is a floating rate revolving loan in the amount of EUR 5 million (the "Revolving Facility") which can only be drawn down in euros. The Revolving Facility will be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility is available until December 31, 2007. The Company borrowed EUR 4 million of the Revolving Facility to pay off the balance of the Postabank Bridge Loan and fees associated with the transaction on April 20, 2000. The principal amount borrowed under the Revolving Facility is due at the end of each interest period at which point the Company can, subject to certain conditions, roll over the amount of principal borrowed. The applicable interest period for the Revolving Facility is, at the Company's option, one, three, or six months. The Company has chosen six months at the present time. Interest is payable at the end of each interest period calculated similar to that for the Term Facility loan denominated in euros.

         Dependent on its cash flow, the Company is required to prepay up to the equivalent of $25 million on the Term Facility. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the filing of each annual report on Form 10-K with the Securities and Exchange Commission. There was no "excess cash flow", as defined in the Debt Agreement, for 2000 and, therefore, there will be no prepayment in 2001.

         The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2.5 million at April 20, 2000 exchange rates), which is included in other assets along with other direct costs incurred in obtaining the Debt Agreement, and is being amortized over the term of the related debt. The Company also paid an agency fee in the amount of $60,000. The Company is obligated to pay an annual commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment on the Revolving Facility.

         HTCC and one of its subsidiaries, HTCC Consulting Rt., are guarantors for the HTCC subsidiaries under the Debt Agreement. The Company pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property to secure all of the obligations under the Debt Agreement. The Company and Citibank Rt. (as security agent) entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement. The Debt Agreement contains customary representation and warranties. The Company is subject to some restrictive covenants including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge with another company and dispose of its assets. The Debt Agreement contains customary events of default, which would trigger early repayment of the Debt Agreement including those related to a change of control. If prior to the later of December 31, 2001 or the Trigger Date (as defined below), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund no longer own, in the aggregate, at least 30.1% of the outstanding Common Stock, the Company would be in default under the Debt Agreement. Tele Danmark and the Danish Fund currently own 31.9% of the outstanding Common Stock. The Trigger Date is defined as the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than 3.5 to 1. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Agreement.

Strategy

         The Company's primary focus is to continue to increase call revenues and reduce operating costs while continuing to add residential and business customers to its networks. To accomplish these goals, the Company is continuing its efforts to expand its product and service offerings to its entire customer base, improve its customer service, increase its operational efficiencies and increase its marketing efforts. The Company has implemented the following operational strategies in order to further its business objectives.

     Revenue Growth

         The Company intends to continue to increase its call revenues by increasing the usage of its product and service offerings by both its residential and business customers. Since the availability of modern telecommunications services is a relatively new phenomena in Hungary, the key factor in increasing the usage is educating both customer segments on the availability and benefits of the Company's products and services. For the residential customers, the Company is focusing its efforts on educating the residential customer on the availability of such products and services as voice mail, caller ID and call waiting, which are all new to the Company's residential customer base. The Company is also highlighting the benefits of the Internet and encouraging its use by offering special discounted rates for Internet usage. One of the tools that the Company is deploying to increase customer awareness of these services is video and personal demonstrations in the customer service centers which are located in each of the Operating Areas. The Company is also focusing its marketing and educating efforts at its business customers, which represent 40% of the Company's total revenues. The Company has placed emphasis on increasing the installation and usage levels of the Company's business customers by focusing on the marketing and sales of deregulated services including managed lease lines, PBX sales and services, ISDN, Internet and Digifon Services (e.g. call forwarding, call waiting, call barring). The Company has assigned an account manager to each business customer who is responsible for meeting with each business customer to find out such customer's telecommunications needs. The account manager can then demonstrate each of the Company's products and services and, working together with that customer, develop a telecommunications strategy using the Company's products and services which can best enhance that customer's business.

          The Company plans to continue its revenue growth by increasing the penetration levels in the residential sector. To that end, the Company is continuing its mass marketing efforts to the residences who have not yet had service. The Company is also marketing the benefits of additional lines to its existing residential and business customer.

     New Products and Services

     The Company continues to offer the latest telecommunications products and services as they become available in the telecommunications marketplace. In 2000, the Company introduced Internet Protocol-based voice services to its customers. This enables the Company to offer long distance and international calling services at discounted rates without violating Matav's domestic long distance and international calling monopoly. The Company is planning to become an Internet Service Provider in all of its Operating Areas in 2001.

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

         For its residential customers and potential customers, the Company's marketing efforts include advertising on radio and television, door-to-door marketing surveys, newspaper advertising, participation in local trade shows, direct mail, community meetings and billboard advertising. The Company is also offering discounts for Internet users. To increase the residential penetration rate, the Company has implemented short marketing campaigns targeting those residences without phone service. To induce the potential customers the Company has offered special limited time only rates on the connection fee. Since many Hungarians still prefer face-to-face personal marketing, the Company has leveraged the benefits of having a customer service center in each Operating Area to give personal demonstrations.

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

    Customer Service

         The Company believes that providing a high level of customer service is important to achieving its objective of attracting additional customers and increasing the usage of existing services by its current customer base. Prior to completion of the construction program, some customers waited for over 20 years for telephone service. Today, most residences and businesses can be connected to one of the Company's networks within 7 days. The Company also operates full time operator service centers in each of the Operating Areas which are staffed by operators capable of providing, among other things, call completion assistance, directory assistance and trouble reporting on a 24 hour basis. In addition, the Company operates customer service centers in each of the Operating Areas which offer facsimile, Internet, photocopying and telephone bill payment services. These service centers also sell communications equipment, process telephone service applications and handle billing inquiries. The Company reorganized its customer service centers by implementing the necessary changes to make such centers more "customer friendly." The Company is providing more choices for its customers and more product information instruction. For its business customers, the Company has account representatives for each customer.

         Most  of  the  Company's   subscriber   base  consists  of  residential
customers. As of December 31, 2000, 87% of subscribers were residential customers and 13% were business and other institutional subscribers (including government institutions).

     Operational Efficiency

         The Company is increasing its productivity and operational efficiency by achieving certain economies of scale with respect to network management, administration, customer service, billing, accounts receivable, payroll processing, purchasing and network maintenance. For example, the Company has implemented its own centralized operating and accounting system in all of its Operating Areas. A significant increase in operational efficiency has resulted from the implementation of this system specifically in the areas of customer billing and financial accountability. In addition, some of the Company's Operating Areas are contiguous, which facilitates the realization of certain economies of scale. For example, by using fiber optic technology between contiguous Operating Areas, the Company realizes certain operational efficiencies by centralizing certain functions. As of December 31, 2000, the Operating Companies had a total of 321 access lines per employee.

    Mergers and Strategic Alliances

         As the Hungarian telecommunications market continues to develop and become more liberalized as the monopolies of Matav and the LTOs expire and the newer entrants expand their presence in Hungary, the Company will continue to review its options with respect to any merger or strategic alliance possibilities that will enhance shareholder value.

Operations

     Services

         The Company provides non-cellular local voice telephone service in the Operating Areas which allows subscribers to have facsimile, and modem transmission capabilities and makes available to its subscribers, through interconnection with Matav, domestic and international long distance services. In addition to these standard services, the Company currently offers its subscribers data transmission and other value-added services, including Internet, voice mail, Internet Protocol-based voice services, caller ID, call waiting, call forwarding, three-way calling, toll free calling services and audio text services.

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

         Measured Service. Charges for local and domestic and international long distance measured service vary with the number of pulses generated by a call. The number of pulses generated for a particular call depends upon the day, the time of day, the distance covered and the duration of the call. Currently, the Company charges either HUF 10.20 ($.035) or HUF 13.80 ($0.048) per minute for peak local calls and HUF 3.0 ($0.011) per minute for off-peak local calls. The TTW Ministry has traditionally adjusted such fees annually based on the Hungarian Consumer Price Index. However, for the last several years, the Hungarian government has been rebalancing the fees in order to give more weight to local calls and subscription fees at the expense of the charges for domestic long distance and international calls. For all local calls within an Operating

Area, the Company retains all of the revenues associated with the call. For domestic long distance calls outside of an Operating Area (including those between Operating Areas, including adjacent Operating Areas) and all international calls, the Company has a revenue sharing arrangement with Matav the terms of which are governed by a decree of the Prime Minister's Office. Pursuant to this revenue sharing arrangement, the Company charges for and collects from its customers the fees for domestic long distance and international calls. The Company then pays these fees to Matav but retains an interconnection fee. For domestic long distance and international calls to the Company's customers, the Company receives an interconnection fee. Mobile telephone calls to customers in the Operating Areas and calls from customers in the Operating Areas to mobile phones are included in long-distance service revenues shared with Matav. Since 1998 the TTW Ministry and now the Prime Minister's Office have taken gradual steps to regulate the interconnection fees in accordance with internationally accepted benchmarks with the goal of creating a cost-based interconnection fee regime. See "- Regulation - Rate Setting and Revenue Sharing."

         Subscription and Connection Fees. The Company collects a monthly subscription fee from its customers. The basic monthly fee is HUF 3,000 ($10.54). The company also offers some of its low usage customers (residential customers) a reduced subscription fee of either HUF 1,700 ($5.97) or HUF 1,100 ($3.86). For such reduced monthly subscription rates, any such customer pays their regular monthly measured service fee plus an additional charge of either
 .24 times their monthly measured service fee (in the case of HUF 1,700 monthly subscription fee customers) or .9 times their monthly measured service fee (in the case of HUF 1,100 monthly subscription fee customers). See "- Regulation - Rate Setting and Revenue Sharing."

         The Company charges its customers connection fees when they are added to the Company's network. The Company may collect the full connection fee provided that the customer is connected within 30 days; otherwise, the Company may only collect a portion of the connection fee and must connect the subscriber within one year. Upon connection, the Company may collect the remaining portion of the fee. Connection fees are recognized as income over the expected customer life (seven years) from the date that the connection is made. Currently, connection fees are HUF 30,000 ($105.36) for residential customers and HUF 80,000 ($280.97) for business and other institutional subscribers (including government institutions), which are the maximum allowable fees, pursuant to a decree of the Prime Minister's Office. Customers requesting additional access lines are charged an additional connection fee per line.

         Other Operating Revenue. The Company supplies private line service (point-to-point and point-to-multi-point) primarily to businesses. As of
December 31, 2000, approximately 3,367 leased lines were in service. In addition, as of December 31, 2000, the Company had 1,922 public pay phones in the Operating Areas in accordance with the terms of the Concession Contracts. The Company generates additional revenues from the provision of value-added services, including ISDN, voice mail, call waiting, call forwarding, and three-way calling, as well as through the sale and leasing of telephone equipment.

     Pricing

         Maximum pricing levels have historically been set by the TTW Ministry (now by the Prime Minister's Office) and such rate increases have tracked inflation, as measured by either the Hungarian Producer Price Index ("PPI") or the Hungarian Consumer Price Index ("CPI"). In 1997, the TTW Ministry set forth a new regulatory framework for regulating annual increases in the fees for (a) local calls, (b) domestic long distance and international calls and (c) subscription fees, which included a rebalancing formula, which provides for greater increases in charges for subscription fees and local calls than in domestic long distance and international calls. See also "- Regulation - Rate Setting and Revenue Sharing." The Company's customers are on a one-month billing cycle. For domestic long distance and international calls, the Company is required to charge the same tariffs as Matav. For local calls, the Company may choose to increase its rates up to the permitted amount or charge a lower rate. Measured service rate increases are effected by either increasing charges per pulse or reducing the time interval between pulses, depending on the time of day and other factors. In addition, the Company charges additional fees for services such as data transmission, voice mail, call waiting and call transfer in all of its Operating Areas. The fees charged for these services are not subject to regulation.

         The Company allows its subscribers to pay connection fees on various installment basis plans and encourages customers to lease their telephones. The Company believes that to date the various installment plans have resulted in an increase in the number of subscribers in the Operating Areas.

         The Company currently purchases telephone sets in bulk from a variety of manufacturers. Customers can choose to buy the phone or lease the phone and pay a monthly fee of HUF 220 ($0.77). Although there is no governmental regulation relating to lease rates, the Company adjusts such rates annually according to the Hungarian PPI. Approximately 50% of the Company's subscribers as of December 31, 2000 leased their phones from the Company.

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

The Operating Companies

         The  following  is  a  brief  description  of  each  of  the  Operating
Companies:

      Hungarotel

         The Company holds a 99.0% interest in Hungarotel. The Hungarotel Operating Area encompasses the southern portion of Bekes County, which borders Romania. The Hungarotel Operating Area is comprised of 75 municipalities and has a population of approximately 391,700 with an estimated 166,900 residences and 23,000 business and other potential subscribers (including government institutions). Bekes is the most intensively cultivated agrarian region in Hungary and produces a substantial portion of Hungary's total wheat production. Industry, generally related to food processing, glass and textile production, is also a strong employer in the region. Foreign investors in the Operating Area include Owens Illinois of the United States and a number of European manufacturers. The region is also a center for natural gas exploration and production. As of December 31, 2000, Hungarotel had 116,300 access lines connected to its network. The Hungarotel network utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

      KNC

         The Company holds nearly a 100% interest in KNC. The KNC Operating Area is comprised of 74 municipalities in the eastern portion of Nograd County, which borders Slovakia. The KNC Operating Area has a population of approximately 149,000, with an estimated 66,400 residences and 8,300 business and other potential subscribers (including government institutions). The principal economic activities in the KNC Operating Area include light manufacturing, tourism, some coal mining and agriculture. Foreign investors in the region include the dairy producer, Avonmore, and the Japanese company, Paramount Glass. The Operating Area's proximity to Budapest, 1.5 hours by car, and its many cultural attractions makes it a desirable weekend and tourist destination. As of December 31, 2000, KNC had 47,700 access lines connected to its network. The KNC network utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

      Papatel

         The Company holds nearly a 100% interest in Papatel. The Operating Area is composed of 51 municipalities located in the northern portion of Veszprem County and is contiguous with the Raba-Com Operating Area. The population of the Papatel Operating Area is approximately 63,200 with an estimated 24,100 residences and 3,800 business and other potential subscribers (including government institutions). The region is relatively underdeveloped economically with the principal economic activities centering around light industry, appliance manufacturing, agriculture and forest products. Significant foreign investors in the Operating Area include ATAG, the Dutch appliance maker, and Electricite de France. As of December 31, 2000, Papatel had 20,200 access lines connected to its network. The Papatel network utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

      Raba-Com

         The Company holds a 99.9% interest in Raba-Com. The Raba-Com Operating Area is comprised of 63 municipalities in Vas County, which borders Austria and Slovenia. The Raba-Com Operating Area has a population of approximately 63,900, with an estimated 25,900 residences and 3,300 business and other institutional subscribers (including government institutions). The principal economic activities in the Raba-Com Operating Area include heavy manufacturing, agriculture and tourism. Significant employers include: Linde (a German natural gas distributor): Philips (a Dutch-owned electronics manufacturer); EcoPlast (a plastics producer); and Saga (a British-owned poultry processor). As of December 31, 2000, Raba-Com had 22,700 access lines connected to its network. The Raba-Com network utilizes a combination of a conventional build and fiber optic infrastructure.

Regulation

         In November 1992, the Hungarian Parliament enacted the Hungarian Telecommunications Act of 1992 (the "Telecom Act") which took effect in 1993. The Hungarian Telecom Act provided for, among other things, the establishment of the conditions under which individuals and companies (including Matav, foreign persons and foreign owned companies) could bid for concessions to build, own and operate local telecommunications networks in designated service areas. The Hungarian Telecom Act also gave the TTW Ministry the authority to regulate the industry, including the setting of local, domestic long distance and international rates, the sharing of revenues between the LTOs and Matav, the accrediting of equipment vendors and the setting of standards in respect of network development and services offered. The oversight of the telecommunications industry has been transferred to the Prime Minister's Office. See "- Overview of Hungarian Telecommunications Industry - The Hungarian Telecommunications Industry Today." In order to meet these obligations, the Hungarian Telecom Act created a professional supervisory body, the Communications Authority. Its tasks include supervising the progress of the LTOs with respect to build-out scheduling, equipment purchases and the quality of network construction. The Telecom Act will be replaced by new legislation on telecommunications, which is currently being drafted by the Hungarian government. Such new legislation may substantially change the terms upon which the Company provides its services. At this time, the Company can not predict with certainty what the final terms of any new legislation will be or how such legislation will affect the Company's operations. See "- Overview of Hungarian Telecommunications Industry - The Hungarian Telecommunications Industry Today."

     Concession Contracts

         Pursuant to the Telecom Act and in accordance with the Concession Act of 1991, in connection with the award of a concession, each of the LTOs entered into a Concession Contract with the TTW Ministry governing the rights and obligations of the LTO with respect to each concession. Topics addressed by individual concession contracts include the royalties to be paid, guidelines concerning LTO capital structure, build-out milestones, employment guidelines and the level of required contributions to meet social and educational requirements. For example, the Concession Contracts stipulate that an LTO may not change its capital structure by more than 10% without the express written consent of the TTW Ministry (now the Prime Minister's Office) and that former Matav employees generally must be retained for the first five to eight years of operation. The Company may, however, enter into termination agreements with its employees.

         Corporate Governance. The amended Concession Contracts for Hungarotel and Papatel provide that two out of every five members of their Boards of Directors and one-half of the members of their Supervisory Boards be Hungarian citizens.

         Exclusivity. The Concession Contracts provide that each Operating Company has the exclusive right to provide non-cellular local voice telephone services for eight years. Commencing in 2002, the Hungarian government will have the right to grant additional concessions for non-cellular local voice telephone services.

         Milestones/Network Construction. Each of the Concession Contracts prescribe certain build-out obligations ("milestones") that require each
Operating Company to install a specified number of access lines within prescribed time periods. The failure to meet required construction milestones may result in the levying of fines by the Prime Minister's Office. Such fines are computed based on a contractual formula and may be substantial. The Company believes that each of the Operating Companies has met their build-out requirements to date in all material respects.

         Royalties. Each of the LTOs is required by the terms of its individual concession contract to pay annual royalties equal to a percentage of net revenue from basic telephone services. Net revenue for this purpose is generally defined as gross revenue from basic telephone services less the fees paid to Matav. The royalty percentage may also differ by region. For example, the Operating Companies must pay royalties in the following percentage amounts: KNC 0.1%; Raba-Com 1.5%; Hungarotel (Bekescsaba) 2.3%; Hungarotel (Oroshaza) 0.3%; and Papatel 2.3%. These amounts are paid annually, in arrears.

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

         Renewal. Each Concession Contract provides for a 25-year term with the right to submit a proposal, within 18 months prior to the expiration of the Concession Contract to apply for an additional 12-1/2 years which the Prime Minister's Office may grant if it approves the Operating Company's proposal, subject to consultation with local authorities and professional and consumer protection bodies. Such extension would involve the payment of an additional concession fee to be set prior to the submission of the proposal. In the event the proposal is rejected or is not timely filed, the concession would be auctioned by the appropriate Hungarian regulatory authority, although the existing Operating Company would have priority in the event the Operating Company's proposal provides for substantially the same terms and conditions as that of another bidder.

         Termination upon Lack of Performance. If an LTO is unable to comply with its Concession Contracts, the Prime Minister's Office has the right to abrogate the Concession Contract. In such an instance, the Prime Minister's Office has authority to determine alternative provisions for such service, which may include the sale of the LTO's telecommunications assets to an alternative provider. The Company believes that it has demonstrated substantial performance to date under its Concession Contracts and that its relations with the Prime Minister's Office are good and, therefore, the chance of any termination of any Concession Contract is remote.

         Dispute   Resolution.    Any  disputes   arising  with  respect  to the
interpretation of a Concession Contract will be adjudicated by a Hungarian court.

     Hungarian Equity Ownership Requirements.

         The TTW Ministry stipulated in the Concession Contracts for Hungarotel and Papatel, as amended on June 3, 1996, that each of the Operating Companies must meet certain Hungarian ownership requirements so that by the seventh year anniversary of such amendments (June 3, 2003) of their Concession Contracts, Hungarian ownership must consist of 25% plus one share of the relevant Operating Company. For the first three months after assuming operations of an Operating Area from Matav, no Hungarian ownership was required. For the seven-year period ending June 3, 2003, Hungarian ownership must be at least 10%, except that during such period, such ownership may be reduced to as low as 1% for a period of up to two years. During such seven-year period, while the Hungarian ownership block is required to be at least 10%, such Hungarian owners of a 10% equity holding in an Operating Company must have voting power of at least 25% plus one share, thus providing Hungarian owners the right to block certain transactions which, under Hungarian corporate law, require a supermajority (75%) of stockholders voting on the matter, such as mergers and consolidations, increases in share capital and winding-up.

         For these purposes, Hungarian ownership of shares means shares owned by Hungarian citizens. Shares owned by a corporation are considered Hungarian owned only in proportion to the Hungarian ownership of such corporation. The LTOs can also fulfill the 25% plus one share Hungarian ownership requirement by listing such shares on the Budapest Stock Exchange.

         The equity ownership requirements and exceptions described above are contained in the June 1996 amended Concession Contracts for Hungarotel and Papatel. The equity ownership requirements expressly set forth in KNC's and Raba-Com's Concession Contracts call for a strict 25% plus one share Hungarian ownership requirement. However, the TTW Ministry has stated, pursuant to a letter dated September 18, 1996, that it intends that all of the Operating Companies be treated equally with respect to such ownership requirements and, therefore, the Company deems these Hungarian ownership requirements for Papatel and Hungarotel applicable to KNC and Raba-Com as well.

         If the Hungarian ownership does not meet the required levels, the LTO is required to give notice to the Prime Minister's Office, which may then require the LTO to rectify the situation within three months, or a shorter period if it is determined that there has been a delay in the required notification. With respect to the Company, Postabank, a Hungarian commercial bank, owns approximately 20.1% of HTCC which is the majority owner of all of the Operating Companies. Therefore, the TTW Ministry deemed the Company in compliance with the current 10% ownership requirement. In the event that the Prime Minister's Office adopts new Hungarian equity ownership requirements, the Company will formulate plans to meet any such Hungarian equity ownership requirements. Failure to do so, or failure to comply with the greater than 25% Hungarian ownership requirement at the end of the seven-year period, which expires in 2003, might be considered a serious breach of a Concession Contract, giving the Prime Minister's Office the right, among other things, to terminate the Concession Contract. There can be no assurance that the Company will be able to increase the Hungarian ownership in the Operating Companies in a manner sufficient to comply with such requirements in the future.

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

         New regulations for the liberalized Hungarian telecommunications market may remove the Hungarian ownership requirement, but neither the content, effect or timing of any new regulations are known by the Company at this time.

         Rate-Setting and Revenue Sharing

         Pursuant to the Hungarian Act LXXXVII of 1990 on Pricing (the "Pricing Act") and the Telecom Act, the Prime Minister's Office as successor to the TTW Ministry in oversight of the telecommunications industry, issues, in agreement with the Hungarian Ministry of Finance, decrees regulating the tariffs for telecommunications services provided by the Company, Matav and the other LTOs.

         In 1997 the TTW Ministry adopted Decree No. 31/1997 of the KHVM on Fees Related to Telecommunication Services Subject to Concession (the "1997 Tariff Decree") which regulated the Operating Companies' subscription fees, fees for local calls, and fees collected on behalf of Matav for long distance and international calls. The 1997 Decree also provided for a rebalancing formula, which allowed greater increases in the charges for subscription fees and local calls than in domestic long distance or international calls.

         For 2001, in accordance with the general policies set forth in the 1997 Tariff Decree, the Prime Minister's Office adopted Decree No. 1/2001 (I.26) (the "2001 Tariff Decree") which provides for the following changes to the subscription fees from those charged by the Company in 2000: an 11% increase in the subscription fee for the Company's residential customers (based on the discounted monthly subscription fee for 2001 of HUF 1,700); and a 12% increase in the subscription fee for the Company's business customers and residential customers not opting for either of the discounted monthly subscription fee plans (of which the HUF 1,700 monthly subscription fee referred to above is one). See "- Operations - Services - Subscription and Connection Fees." For measured service calls, the 2001 Tariff Decree provided for: no increase or a two forint per minute decrease in off-peak local calls; a 13% increase in certain peak local calls and no increase in certain other peak local calls; a decrease in long distance calls of between 11% and 17%; and decreases in international calls ranging from 3% to 22%. See "- Operations - Services - Measured Service." The 2001 Tariff Decree set a price cap for all service categories through 2001, which provides for a rate increase based on anticipated CPI for 2001. The Prime Minister's Office may also reduce the CPI percentage increase by an efficiency factor in calculating the maximum allowable price increase. The intended effect of the 2001 Tariff Decree was to provide for an overall 2001 price increase of 6% as compared to 2000 based on the anticipated inflation rate in 2001. The 2000 increase in the Hungarian CPI, which for the purposes on the Tariff Decree is based on the twelve-month period ending October 2000, was 10.4%.

         The Prime Minister's Office also regulates the revenue sharing arrangements between the LTOs (including the Operating Companies) and Matav with respect to long distance and international calls. The revenue sharing arrangements provide for the Operating Companies to retain an interconnection fee from the fees collected from the Operating Companies' customers for long distance and international calls and for Matav to pay the Operating Companies an interconnection fee for domestic long distance or international calls terminating with one of the Operating Company's customers. In 1998 the TTW Ministry announced that it intended to start regulating the interconnection fees based on internationally accepted benchmarks with the goal of creating a cost-based interconnection fee regime within the parameters of European Union standards. To that end, starting in 1999, the interconnection fees were revised to compensate the LTOs more favorably for costs than in the prior years. For 2001, the Ministry adopted Decree 8/2001 (III.9) (the "2001 Interconnection Decree") which provides for the Operating Companies to receive in 2001 an average interconnection fee of HUF 12.94/minute for the initiation of mobile, domestic long distance and international calls and an average fee of HUF 6.38/minute for the termination of mobile, domestic long distance and international calls. Over the last year, the Company has continued to lobby the Prime Minister's Office with regard to the implementation of a longer term cost-oriented interconnection fee regime, which is already a requirement for European Union members. Cost-based interconnection fees are likely to be implemented in 2002 when Matav's exclusivity rights expire. See "-Competition."

         The Prime Minister's Office regulates the subscriber connection fees which are currently HUF 80,000 ($280.97) for business customers and HUF 30,000 ($105.36) for residential customers. See "- Operations - Services - Subscription and Connection Fees."

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

         Social Insurance Contributions. The level of contributions for social insurance in Hungary is one of the highest in Europe. In 2000 employers were required to pay the state 33% of an employee's gross salary as a social security contribution and 3.0% of an employee's gross salary as the employer's contribution to the unemployment fund. In addition, the Company must pay an additional HUF 3,900 ($13.70) per month for each employee for health insurance. The Company's share of pension, unemployment, social security and health insurance payments are reflected in operating and maintenance expenses.

Competition

         The Concession Contracts provide for an eight-year period of exclusivity in the provision of non-cellular local voice telephone services, which ends in 2002, while the initial 25-year terms of the Concession Contracts are scheduled to expire in 2019. See also "- Regulation - Concession Contracts". Other telecommunications service providers presently are permitted to apply for licenses to provide non-exclusive services (e.g., data transmission and voice mail) throughout Hungary, including the Operating Areas. In addition, beginning in 2002, other competitors may choose to enter the non-cellular local voice telephone services market, but the terms and conditions upon which such market entry will be effected are today unclear.

         In 1998, the TTW Ministry awarded Pan-Tel the license to provide non-exclusive telecommunications services such as data transmission and voice mail. The current shareholders of Pan-Tel include MAV Rt. (the Hungarian railway company, "MAV"), PT Investment Holding Company and KPN NV (the Dutch telephone company). Pan-Tel has substantially built a nationwide fiber optic backbone network along the rights-of-way of MAV. Pan-Tel is currently providing business communications services such as digital data, fax and video transmission using Internet Protocol ("IP") data transmission technology, primarily to large customers. Pan-Tel focused on the large, multinational companies and government organizations as its initial target market. In 1999, the Hungarian government granted Pan-Tel two separate licenses to provide IP-based voice services to residential and business customers. The Hungarian government determined that such service did not violate Matav's monopolistic voice concession since voice-over IP is considered "data transfer". Matav, some of the other LTOs (including the Company), and certain newer entrants into the marketplace have initiated voice-over IP services. Pan-Tel also owns a majority stake in one of Hungary's largest Internet Service Providers.

         The Company faces competition from the four Hungarian cellular providers: Westel 450; Westel 900; Pannon; and Vodafone. Historically, the airtime and monthly fees charged by the cellular operators are generally more than the fees for comparable services charged by the Company. The cellular telephone providers are, however, currently deploying various discounted pre-paid plans, which make pricing comparisons difficult.

         Other Hungarian telecommunications providers, and potential providers, include the following entities which have either entered, or plan to enter, the telecommunications marketplace, particularly the business marketplace: Novacom Telecommunications Kft., which is owned by affiliates of RWE Telliance AG, a German telecommunications company, EnBW AG, a German electricity provider and Elmu Rt., the Hungarian electricity distributor ("Elmu"), is expanding the fiber optic infrastructure of Elmu; GTS Hungary Kft. ("GTS") which provides data transmission services through a nationwide microwave network and a satellite based network (GTS also owns one of the leading Hungarian ISPs); Antenna Hungaria, the national broadcaster which is still controlled by the state; Global One Telecommunications Kft., which provides IP-based data transmission services; Ireland-based eTel Hungary, which is targeting the corporate market; BT Hungaria, an affiliate of British Telecom; Sweden's Telia AB; the Hungarian oil and gas company MOL Rt; Germany's Infigate GmbH; and U.S.-based UUNet, an affiliate of MCI WORLDCOM.

         The Hungarian cable television market is highly fragmented with over 150 cable television providers. The Hungarian cable television industry is undergoing consolidation. An affiliate of United Pan-Europe Communications NV ("UPC") is the largest cable television operator in Hungary and owns a LTO with one concession area. UPC owners include UnitedGlobalCom Inc., the global television operator of Denver, Colorado (51%), and Microsoft Corp. (8%) of Redmond, Washington.

         The Hungarian government is in the process of revising its laws regarding the regulation of the telecommunications market in Hungary in accordance with European Union standards. The regulation of telephony, cable television and the Internet would be affected. The Company does not expect that the exclusivity period of its concession rights, which expire in 2002, will be affected. However, the outcome of any future telecommunications laws can not be predicted with any certainty at this point in time.

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

Employees

         The Company had a total of approximately 645 employees, including 5 expatriates, as of March 2001. The Company considers its relations with its employees to be satisfactory.

                               Item 2. Properties

         The Company leases its office space in Budapest at a current monthly rental of DM 30,750 (approximately $14,000 at current exchange rates). The Company leases 800 square feet of office space at 32 Center Street, Darien, CT at a monthly rental of $1,600. The Company believes that its leased and owned office space is adequate for its present needs but is currently reviewing its alternatives as to its future needs.

         In addition, each Operating Company owns or leases the following office or customer service space in its respective Operating Area: KNC owns or leases 57,000 square feet of total space; Raba-Com owns or leases 15,000 square feet of total space; Hungarotel owns or leases 119,594 square feet of total space; and Papatel owns or leases 18,000 square feet of total space. The Company has secured all the necessary rights-of-way with respect to its telecommunications networks.

                            Item 3. Legal Proceedings

         Hungarotel is a defendant in a lawsuit filed by Dialcont Kft. ("Dialcont") on March 28, 1996 alleging a breach of contract for services allegedly provided by Dialcont during 1994 and 1995. Dialcont claimed HUF 222 million ($779,700). The Metropolitan Court in Budapest awarded Dialcont HUF 77.7 million ($273,000) plus interest and costs of HUF 135.5 million ($476,000) in a judgement issued in October 2000. Hungarotel has filed an appeal to the Hungarian Supreme Court.

         A provision in Hungarotel's Concession Contracts provides for a payment by Hungarotel of a sum equal to ten times the local business tax. At the time of the inception of the Concession Contracts, the local business tax was 0%. When this increased in one of the regions within the Hungarotel Operating Area in 1996, one municipality claimed that Hungarotel was liable to pay the local business tax at ten times the prevailing rate. However, the municipality has not been able to enforce this undertaking because it is not a party to the Concession Contracts. The municipality has taken this matter up with both the Communications Authority and the TTW Ministry. In May 1999, the then Hungarian

Deputy State Secretary gave a verbal confirmation that the TTW Ministry would not enforce the undertaking against Hungarotel. Subsequently, in November 1999, the TTW Ministry sent a letter to the municipality informing it that the disputed business tax provision was not enforceable because the indefinite nature of the undertaking constituted an unjustified burden on Hungarotel and that the undertaking was not in compliance with the laws on Local Business Tax. The most recent development in this matter is a letter from the municipality dated January 18, 2001, demanding the sum of HUF 648.0 million ($2.3 million). The letter states that, in the absence of payment, the municipality will take the matter up with the Prime Minister's Office, the Communications Authority and others. Hungarotel intends to defend this action and believes that such provision is unenforceable.

         Raba-Com is a defendant in a lawsuit filed by an individual residential customer in Hungary on December 4, 1997. The plaintiff sought a refund of a minimal amount alleging that his home was connected to Raba-Com's network in an untimely fashion. The court ruled against Raba-Com and Raba-Com has appealed to the Hungarian Supreme Court. Should, however, Raba-Com lose its appeal at the Supreme Court level, the Company could be subject to additional claims from other residential customers for refunds. The Company believes it has meritorious defenses against this claim and any others that may be filed regarding this matter.

         A portion of KNC's network used wireless technology to certain homes instead of a fixed connection. One village in KNC's Operating Area filed a lawsuit demanding that KNC install fixed lines to all of the homes in the village. It is KNC's position that it is permissible to use wireless technology as it deems appropriate. KNC lost in the lower court but won on appeal. The plaintiff village has until April 27, 2001 to file a request for review with the Hungarian Supreme Court. The village would have to show that the lower court erred in the application of the law. The Company believes that the plaintiff has no valid grounds for a review and believes that KNC would prevail on the merits of its case.

         During 1996 and 1997, the Company entered into several construction contracts with a Hungarian contractor which totaled $59.0 million in the aggregate, $47.5 of which was financed by a contractor financing facility. The contractor financed the facility through Postabank. The Company and the contractor have a disagreement with respect to several issues relating to the quality and quantity of the work done by the contractor. The Company has rejected invoices from the contractor in the amount of approximately HUF 700 million (approximately $2.5 million). In order to resolve these issues, the Company purchased from Postabank some of Postabank's receivables owed by the contractor to Postabank (approximately $14 million) with respect to the contractor financing facility. The Company also purchased from Postabank some of the obligations which the Company owed to the contractor under the contractor financing facility which were assumed by Postabank (approximately $25 million). The Company then set off its remaining uncontested liabilities owed to the contractor (approximately $3.2 million) against the amounts owed to the Company by the contractor (approximately $14 million). The contractor is now seeking payment under separate invoices in the amount of approximately $24 million for work which the Company is disputing because of quality and quantity issues. The Company still has contractual claims against the contractor of approximately $31 million attributable to deficiencies in the work performed by the contractor. In 1999, Reorg Rt., a subsidiary of Postabank ("Reorg"), responsible for collecting Postabank's bad debts initiated debt collection proceedings against the contractor. In June 2000 Reorg claimed the benefit of certain invoices in the amount of HUF 455 million ($1.6 million) that the contractor had issued to Hungarotel, asserting that the contractor had assigned those invoices to it as security in the debt collection proceedings. Hungarotel rejected Reorg's claim on the grounds that the contractor had no right to assign the invoices and that, in any event, Hungarotel has a substantive defense and a counterclaim on the merits to the underlying claims on the invoices. A court hearing on Reorg's claim against Hungarotel will be held in April 2001. The Company is reviewing its options with respect to such dispute. At this time the outcome of such dispute cannot be predicted with certainty. The Company believes that it will prevail on the merits such that it will not be responsible for the full amount of the contractor's claims. There can, however, be no assurances as to the final outcome or course of action of such dispute.

         The Company is involved in various other legal actions arising in the ordinary course of business. The Company is contesting these legal actions in addition to the suits noted above; however, the outcome of individual matters is not predictable with assurance. Although the ultimate resolution of these actions (including the actions discussed above) is not presently determinable, the Company believes that any liability resulting from the current pending legal actions involving the Company, in excess of amounts provided therefor, will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

           Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2000.

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

         The following table sets forth the high and low sale prices for the Common Stock as reported by the Amex for each quarter in 1999 and 2000.

                                    High           Low
Quarter Ended:
-------------

1999
March 31, 1999 . . . . . . . . .    $ 5-1/4        $ 3-1/4
June 30, 1999. . . . . . . . . .      7              3-3/4
September 30, 1999 . . . . . . .      6-1/2          4-9/16
December 31, 1999. . . . . . . .      7-1/4          4-13/16

2000
March 31, 2000 . . . . . . . . .    $10-1/2        $ 6-7/8
June 30, 2000. . . . . . . . . .      8-5/8          5-1/2
September 30, 2000 . . . . . . .      7-3/8          4-3/4
December 31, 2000. . . . . . . .      6-3/8          4-1/8

         On March 27, 2001, the closing sale price for the Common Stock on the Amex was $7.40.

Stockholders

         As of March 28, 2001, the Company had 12,103,180 shares of Common Stock outstanding held by 104 holders of record. The Company believes that it has approximately 1,300 beneficial owners who hold their shares in street names.

         The Company will furnish, without charge, on the written request of any stockholder, a copy of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including financial statements filed therewith. Stockholders wishing a copy may send their request to the Company at 32 Center Street, Darien, CT 06820.

Dividend Policy

         In 1999, the Company issued 30,000 shares of its Series A Cumulative Convertible Preferred Stock with a liquidation value of $70 per share to Citizens. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends in arrears at the annual rate of 5%, compounded annually on the liquidation value. As of December 31, 2000, the total arrearage on the Preferred Shares was $175,000. Under Delaware law, HTCC is restricted from paying dividends at this time. Therefore, the Company does not anticipate paying any dividend on its preferred stock until such time as it is legally permissible. Furthermore, it is the present policy of the Company to retain earnings, if any, to finance the development and growth of its businesses. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid on its common stock until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings.

         At present, HTCC's only source of revenues is payments, including repayment of any intercompany loans, payments under its management service agreements and dividends, if any, from the Operating Companies. The Operating Companies' ability to pay dividends or make other capital distributions to the Company is governed by Hungarian law, and is significantly restricted by certain obligations of the Operating Companies. The Operating Companies are the borrowers under the Debt Agreement which provides that the Operating Companies can only make distributions to HTCC for limited purposes which does not include dividends. See Item 1 "Business - Revision of Capital Structure - The April 2000 Syndicated Credit Facility."

Recent Sales of Unregistered Securities

          On September 1, 1998, the Company issued 18,469 shares of Common Stock to Alcatel Austria AG as further and final consideration for the purchase by the Company in 1995 of controlling equity interests in Hungarotel and Papatel.

          On September 30, 1998, the Company issued 100,000 shares of Common Stock to Citizens as part of a settlement of the termination of a management services agreement.

          On May 12, 1999 the Company entered into a series of transactions with Citizens, the Danish Fund, Postabank and Tele Danmark pursuant to which the Company revised its capital structure. As part of such transactions, the Company issued: 1,300,000 shares of Common Stock to Citizens; 1,285,714 shares of Common Stock to the Danish Fund; 2,428,572 shares of Common Stock to Postabank; and 1,571,429 shares of Common Stock to Tele Danmark. The Company also issued 30,000 shares of its Series A Cumulative Convertible Preferred Stock to Citizens. The 30,000 shares of preferred stock are convertible by Citizens into 300,000 shares of Common Stock. The shares of preferred stock are redeemable by the Company at the liquidation value of $70 per share. The Company also issued warrants to Postabank to purchase 2,500,000 shares of Common Stock at $10 per share. The exercise period is from January 1, 2004 through March 31, 2007. For a more detailed description of these agreements, see Item 1 "Business - Revision of Capital Structure" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

          On December 21, 2000, the Company issued 72,000 shares of Common Stock to the International Finance Corporation, a member of the World Bank Group (the "IFC"). The Company issued the shares in exchange for the IFC's 20% equity interest in Papatel.

          All of these unregistered issuances were in reliance upon an exemption from the registration provisions of the Securities Act of 1933 (the "Securities Act") set forth in Section 4(2) thereof relative to transactions by an issuer not involving any public offering. Each of the purchasers was informed that the transactions were being effected without registration under the Securities Act and that the shares acquired could not be resold without registration under the Securities Act unless the sale is effected pursuant to an exemption from the registration requirements of the Securities Act.

                         Item 6. Selected Financial Data

                       HUNGARIAN TELEPHONE AND CABLE CORP.
                                AND SUBSIDIARIES
                      Selected Financial and Operating Data
                (Dollars in Thousands, Except Per Share Amounts)

                                        2000          1999            1998             1997           1996
                                        ----          ----            ----             ----           ----
For the Year
Operating revenues, net                $42,974       $ 45,438       $ 38,707        $26,522*       $17,126*
Operating income (loss)                $16,469       $ 16,189       $ (6,059)      $ (1,263)      $(20,553)
Operating income (loss) per
  common share                           $1.37          $1.68         ($1.14)        ($0.28)        ($4.93)
Loss before extraordinary items        $(5,331)      $(17,773)      $(50,612)      $(36,236)      $(54,769)
Net income (loss)                      $(5,331)       $ 3,172       $(50,612)      $(36,236)      $(54,769)
Net income (loss) per common share      $(0.45)        $ 0.33        $ (9.53)        $(7.97)       $(13.14)
At Year-End
Total assets                           $147,318      $154,683       $177,067       $186,485       $156,615
Long-term debt, excluding
  current installments                 $124,814      $139,661       $202,881       $194,537       $148,472
Total stockholders' (deficiency)
  equity                               $(10,878)      $(6,946)      $(89,037)      $(41,837)      $(23,790)


* Revenues are adjusted to reflect the requirements of the SEC's Staff Accounting Bulletin 101 ("SAB 101") which requires the deferral of installation revenue and related installment costs. These adjustments did not affect the previously reported net losses; such adjustments resulted in a reduction of previously reported revenues and costs of $11,369,000 and 3,784,000 in 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The Company is engaged primarily in the provision of telecommunications services through its operating subsidiaries, KNC, Raba-Com, Papatel and Hungarotel. The Company earns substantially all of its telecommunications revenue from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer's discretion).

         During 1996 and 1997 the Company embarked on a significant network development program which met its substantial demand backlog, increased the number of basic telephone access lines in service and modernized existing facilities. The development and installation of the network in each of the Company's Operating Areas required significant capital expenditures.

         Now that the Company's networks are substantially built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's Operating Areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control. The success of the Company's strategy is dependent upon its ability to increase revenues through increased usage and the addition of new subscribers.

         The Company funded its construction costs and working capital needs over several years primarily through Credit Facilities with Postabank and a $47.5 million contractor financing facility. On March 30, 1999, and May 12, 1999, the Company entered into a series of transactions (see Notes 4, 5 and 9 of Notes to Consolidated Financial Statements) which restructured the Company's debt and capital structure. As the final step in the Company's debt and equity restructuring, on April 11, 2000, the Company entered into a EUR 130 million Senior Secured Debt Facility with a European banking syndicate. See "- Liquidity and Capital Resources."

         To date, the Company's activities have involved the acquisition of the concessions and telecommunications networks from Matav and the subsequent design, development and construction of the modern telecommunications infrastructure that the Company now has in service. The Company paid the Ministry $11.5 million (at historical exchange rates) for its concessions, spent approximately $23.2 million (at historical exchange rates) to acquire the existing telecommunications assets in its Operating Areas from Matav, and spent $190 million through December 31, 2000 (at historical exchange rates) on the development and construction of its telecommunications infrastructure. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added 145,500 access lines through December 31, 2000 to the 61,400 access lines acquired directly from Matav. As a result, the Company had 206,900 access lines in operation at year end 2000.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

         The Company's Hungarian subsidiaries' functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2000 was 281.10, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 1999 of 238.08. This devaluation of the Hungarian forint against the U.S. dollar reflects the strengthening of the U.S. dollar against the Hungarian forint during the period. When comparing the year ended December 31, 2000 to the year ended December 31, 1999, it should be noted that all U.S. dollar reported amounts have been affected by this 18% devaluation in the Hungarian subsidiaries' functional currency.

   Net Revenues
                                                                Year ended
      (dollars in millions)                              2000            1999

      Measured service revenues                         $ 30.7          $ 35.2
      Subscription revenues                               13.1            10.9
      Net interconnect charges                            (6.5)           (7.0)
                                                         -----           -----
      Net measured service and subscription revenues      37.3            39.1
      Connection fees                                      2.1             1.8
      Other operating revenues, net                        3.6             4.5
                                                         -----           -----
      Telephone Service Revenues, Net                    $43.0           $45.4
                                                         =====           =====

         The Company recorded a 5% decrease in net telephone service revenues to $43.0 million for the year ended December 31, 2000 from $45.4 million for the year ended December 31, 1999.

         Net measured service and subscription revenues decreased to $37.3 million for the year ended December 31, 2000 from $39.1 million for the year ended December 31, 1999. Measured service revenues decreased 13% to $30.7 million in 2000 from $35.2 million in 1999, while subscription revenues increased 20% to $13.1 million in 2000 from $10.9 million in 1999. Measured service revenues increased in functional currency terms by approximately 2% as a result of an increase in average access lines in service from approximately 190,000 lines for the year ended December 31, 1999 to approximately 202,400 lines for the year ended December 31, 2000, offset by an average 3.6% decrease in call tariffs between 1999 and 2000 as a result of tariff re-balancing which was introduced during 2000. Under tariff re-balancing, a more cost-driven payment structure is envisaged with monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, over the past several years, as in many other countries, cheaper local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the telecom industry, as a whole, is expected to be neutral. The increase in measured service revenues in functional currency terms, however, has been offset by the approximate 18% devaluation of the functional currency during the year and, therefore, measured service revenues show a 13% decrease year-on-year in U.S. dollar terms. Subscription revenues increased in functional currency terms by approximately 41% as a result of tariff re-balancing effective February 1, 2000, as well as the increase in average access lines in service. The increase in subscription revenues in functional currency terms, however, has been offset by the approximate 18% devaluation of the functional currency during the year and therefore subscription revenues show only a 20% increase in U.S. Dollar terms year-on-year.

         These revenues have been reduced by net interconnect charges which totaled $6.5 million for the year ended December 31, 2000 as compared to $7.0 million for the year ended December 31, 1999. As a percentage of call and subscription revenues, net interconnect charges have declined from 15.2% for the year ended December 31, 1999 to 14.8% for the year ended December 31, 2000. Based upon recent negotiations with Matav and the TTW Ministry (later the Prime Minister's Office), the Company expects net interconnect charges, as a percentage of call and subscription revenues, to decrease in 2001 compared with 2000 levels.

         Connection fees, which represent fees paid by customers to connect to the Company's networks, increased 17% for the year ended December 31, 2000 to $2.1 million from $1.8 million for the year ended December 31, 1999. In the fourth quarter of 2000, the Company implemented the Securities and Exchange's Staff Accounting Bulletin No. 101 ("SAB 101"), with effect from January 1, 2000, which requires connection fees and corresponding direct incremental costs to be deferred and amortized over future periods. As a result of the implementation of SAB 101, certain connection fees and costs recognized in prior periods have been deferred and are being amortized over the estimated average subscriber life of 7 years. There was no cumulative effect on earnings from the adoption of SAB 101, nor has its adoption had a material impact on the Company's results of operations. Following the adoption of SAB 101, the amortization of deferred connection fee revenue and associated direct incremental costs is included in telephone service revenues and operating and maintenance expenses.

         Other operating revenues, which include revenues generated from the provision of direct lines and other miscellaneous telephone service revenues, totaled $3.6 million for the year ended December 31, 2000, as compared to $4.5 million during the year ended December 31, 1999.

     Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 2% to $17.1 million for the year ended December 31, 2000 as compared to $17.5 million for the year ended December 31, 1999. In functional currency terms, operating and maintenance expenses increased 6%, excluding the effect of the change in accounting for connection fees and corresponding direct incremental costs, for the year ended December 31, 2000, as compared to the year ended December 31, 1999. This increase in functional currency terms is due to inflationary increases in costs at the Company's Hungarian subsidiaries, offset by savings related to reductions in the number of ex-patriates working for the Company. On a per line basis, operating and maintenance expenses decreased to approximately $84 per average access line for the year ended December 31, 2000 from $92 for the year ended December 31, 1999. On a per line basis, operating and maintenance costs are expected to decline as additional access lines are added during 2001.

     Depreciation and Amortization

         Depreciation and amortization charges decreased $2.4 million, or 20%, to $9.4 million for the year ended December 31, 2000 from $11.8 million for the year ended December 31, 1999. This decrease in U.S. Dollar terms is due to depreciation and amortization charges decreasing in functional currency terms by approximately 6% combined with the 18% devaluation of the Hungarian forint during the period. The 6% decrease in depreciation and amortization charges in functional currency terms is due to additional depreciation being recorded at two of the Company's subsidiaries during 1999 ($0.7 million at historical exchange rates) on certain network equipment. The equipment was replaced due to the subsidiaries' relinquishment of rights to use certain broadcasting frequencies, previously granted by TTW Ministry.

     Income from Operations

         Income from operations increased to $16.5 million for the year ended December 31, 2000 from $16.2 million for the year ended December 31, 1999. Contributing to such improvement were lower operating and maintenance expenses and lower depreciation and amortization charges.

     Foreign Exchange Losses

         Foreign exchange losses increased $2.0 million, net of a gain of $0.9 million related to the Company's forward hedging contracts, to $4.8 million for the year ended December 31, 2000 from $2.8 million for the year ended December 31, 1999. Such foreign exchange losses resulted primarily from the devaluation of the Hungarian forint against the U.S. dollar and euro during the period. This increase in foreign exchange losses during the period is also due to the Company's refinancing of its debt obligations in April 2000. Prior to its refinancing, approximately 20% of the Company's debt was denominated in currencies other than the Hungarian forint, whereas subsequent to its refinancing, the Company's debt is approximately 69% denominated in currencies other than the Hungarian forint. Therefore, when such non-forint debt is converted into Hungarian forints, the Company reports foreign exchange losses on its consolidated financial statements when the Hungarian forint devalues against such non-forint currencies during the reporting period. See "- Inflation and Foreign Currency," and Item 7A "Quantitative and Qualitative Disclosures About Market Risk - Market Risk Exposure."

     Interest Expense

         Interest expense decreased 43% to $18.5 million for the year ended December 31, 2000 from $32.5 million for the year ended December 31, 1999. This $14.0 million decrease was partially attributable to lower average debt levels during the year ended December 31, 2000 as compared to the year ended December 31, 1999, due to the Company's restructuring of its debt obligations in May 1999 and the subsequent refinancing of those obligations in April 2000. As a result of the refinancing in April 2000, the Company's borrowings went from being mostly Hungarian forint denominated to mostly euro denominated. The decrease also reflects the lower interest rates paid on borrowings in U.S. dollars and euros, compared to Hungarian forints. As a result of the restructuring in May 1999 and the refinancing in April 2000, the Company's weighted average interest rate on its debt obligations went from 13.17% for the year ended December 31, 1999, to 10.70% for the year ended December 31, 2000, a 19% decrease. Included in interest expense for the year ended December 31, 2000 is approximately $1.6 million of amortization of the forward points on the Company's forward foreign currency contracts. See "- Liquidity and Capital Resources."

     Interest Income

         Interest income decreased to $1.5 million for the year ended December 31, 2000 from $1.7 million for the year ended December 31, 1999 primarily due to lower interest rates on Hungarian forint deposits during the period.

     Loss Before Extraordinary Items

         As a result of the factors discussed above, the Company recorded a loss before extraordinary items of $5.3 million, or $0.45 per share, for the year ended December 31, 2000 as compared to a loss before extraordinary items of $17.8 million, or $1.85 per share, for the year ended December 31, 1999.

      Extraordinary Items, net

         For the year ended December 31, 1999, the Company recorded an extraordinary item, net of $20.9 million comprised of extraordinary income of $27.2 million which consists of a $9.0 million gain on extinguishment of the liabilities the Company had with Citizens and a $18.2 million gain on extinguishment of all amounts due under a contractor financing facility, offset in part by a non-cash charge of $6.3 million related to the write-off of the remaining unamortized deferred financing costs and credits pertaining to the Original Postabank Credit Facility.

      Net Income (Loss)

         As a result of the factors discussed above, the Company recorded a net loss available for common stockholders of $5.4 million, or $0.45 per share, for the year ended December 31, 2000 as compared to net income available for common stockholders of $3.1 million, or $0.33 per share for the year ended December 31, 1999.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

         The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 1999 was 238.08, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 1998 of 214.98. When comparing the year ended December 31, 1999 to the year ended December 31, 1998, it should be noted that all U.S. dollar reported amounts have been affected by this 11% devaluation in the Hungarian subsidiaries' functional currency.


   Net Revenues
                                                              Year ended
      (dollars in millions)                              1999            1998
      Measured service revenues                        $ 35.2          $ 32.2
      Subscription revenues                              10.9            10.7
      Net interconnect charges                           (7.0)           (9.8)
                                                        -----           -----

      Net measured service and subscription revenues     39.1            33.1
      Connection fees                                     1.8             2.0
      Other operating revenues, net                       4.5             3.6
                                                        -----           -----
      Telephone Service Revenues, Net                   $45.4           $38.7
                                                        =====           =====


         The Company recorded a 17% increase in net telephone service revenues to $45.4 million for the year ended December 31, 1999 from $38.7 million for the year ended December 31, 1998.

         Net measured service and subscription revenues increased 18% to $39.1 million for the year ended December 31, 1999 from $33.1 million for the year ended December 31, 1998. Measured service revenues increased 9% to $35.2 million in 1999 from $32.2 million in 1998 while subscription revenues increased 2% to $10.9 million in 1999 from $10.7 million in 1998. These increases in call and subscription fee revenues were the result of a 7% increase in average access lines in service from approximately 178,000 lines for the year ended December 31, 1998 to approximately 190,000 lines for the year ended December 31, 1999.

         These revenues were offset by net interconnect charges which totaled $7.0 million for the year ended December 31, 1999 as compared to $9.8 million for the year ended December 31, 1998. As a percentage of call and subscription revenues, net interconnect charges declined from 23% for the year ended December 31, 1998 to 15% for the year ended December 31, 1999, due to a higher proportion of local traffic as additional access lines are placed in service plus a negotiated reduction in interconnect fees effective January 1, 1999.

         Connection fees for the year ended December 31, 1999 totaled $1.8 million as compared to $2.0 million for the year ended December 31, 1998. Connection fees increased in functional currency terms by 5% due to additional access lines being connected in 1999 as compared to 1998. However, due to the devaluation of the Hungarian Forint during 1999, connection fees for 1999 remained relatively consistent in U.S dollar terms with 1998 amounts.

         Other operating revenues increased 25% to $4.5 million during the year ended December 31, 1999 compared to $3.6 million during the year ended December 31, 1998 due to revenues generated from the provision of direct lines and other miscellaneous telephony service revenues.

     Operating and Maintenance Expenses

         Operating and maintenance expenses for the year ended December 31, 1999 decreased to $17.5 million compared to $19.6 million for the year ended December 31, 1998. On a per line basis, operating and maintenance expenses decreased to approximately $92 per average access line for the year ended December 31, 1999 from $110 for the year ended December 31, 1998 as a result of the Company achieving productivity improvements and increasing its focus on reducing operating expenses, particularly through reductions in the number of ex-patriates working for the Company, as well as the devaluation of the Hungarian forint.

     Depreciation and Amortization

         Depreciation and amortization charges increased to $11.8 million for the year ended December 31, 1999 from $11.6 million for the year ended December 31, 1998. Depreciation and amortization charges increased in functional currency terms by approximately 13% due to additional capital expenditures between 1998 and 1999 and extra depreciation on certain network equipment. However, due to the devaluation of the Hungarian forint during 1999, depreciation and amortization charges for the year ended 1999 remained relatively consistent in U.S. dollar terms with 1998 amounts.

     Management Fees

         There was no management fee expense for the year ended December 31, 1999 as compared to $2.5 million for the year ended December 31, 1998. This decrease was due to the termination of a management services agreement between the Company and Citizens International Management Services Company. See Note 12 of Notes to Consolidated Financial Statements. The Company does not have any continuing management services agreements.

     Cost of Termination of Management Services Agreement

         For the year ended December 31, 1998, the Company recorded a charge totaling $11.1 million representing the present value of payments due to Citizens International Management Services Company under a termination and consulting agreement. See Note 12 of Notes to Consolidated Financial Statements.

     Income (Loss) from Operations

         Income from operations was $16.2 million for the year ended December 31, 1999 compared to a loss from operations of $6.1 million for the year ended December 31, 1998. Adjusted for the cost of terminating the management services agreement and management fees, income from operations for the year ended December 31, 1998 amounted to $7.6 million. Contributing to such improvements were higher revenues and lower operating and maintenance expenses and the elimination of the management fees described above during the year ended December 31, 1999 as compared to the year ended December 31, 1998, offset by increased depreciation and amortization charges during 1999.

     Foreign Exchange Losses

         Foreign exchange losses increased $2.6 million to $2.8 million for the year ended December 31, 1999 from $0.2 million for the year ended December 31, 1998. Such foreign exchange losses resulted primarily from the devaluation of the Hungarian forint against the U.S. dollar during 1999. This increase in foreign exchange losses during 1999 is due to the Company's restructuring of its debt obligations in May 1999. Prior to its restructuring the Company had debt denominated in Hungarian forints. Subsequent to the Company's restructuring, it has debt obligations denominated in U.S. dollars and euros, as well as Hungarian forints. Therefore, when such non-forint debt is converted into Hungarian forints, the Company reports foreign exchange losses on its consolidated financial statements when the Hungarian forint devalues against such non-forint currencies during the reporting period. See "- Liquidity and Capital Resources" below for information regarding the Company's debt restructuring. See also "- Inflation and Foreign Currency," and Item 7A Quantitative and Qualitative Disclosures About Market Risk - Market Risk Exposure" below.

     Interest Expense

         Interest expense decreased to $32.5 million for the year ended December 31, 1999 from $45.9 million for the year ended December 31, 1998. This decrease was attributable to lower average debt levels during the year ended December 31, 1999 as compared to the year ended December 31, 1998. This reduction in average debt levels outstanding during 1999 is due to the Company's restructuring of its debt obligations in May 1999. The decrease also reflects lower interest rates paid on borrowings in U.S. Dollars and Euros compared to Hungarian Forints.

     Interest Income

         Interest income increased to $1.7 million for the year ended December 31, 1999 from $0.7 million for the year ended December 31, 1998 primarily due to higher average cash balances outstanding during 1999.

     Other, net

         Other expense amounted to $0.4 million for the year ended December 31, 1999 as compared to other income of $0.8 million for the year ended December 31, 1998. This decrease is due to an approximate $0.8 million gain realized related to the termination of the former management services agreement between the Company and Citizens International Management Services Company during 1998. The Company does not have any continuing management services agreements. See Note 12 of Notes to Consolidated Financial Statements.

     Loss Before Extraordinary Items

         As a result of the factors discussed above, the Company recorded a loss before extraordinary items of $17.8 million, or $1.85 per share, for the year ended December 31, 1999 as compared to a loss before extraordinary items of $50.6 million, or $9.53 per share, for the year ended December 31, 1998.

      Extraordinary Items, net

         For the year ended December 31, 1999, the Company recorded an extraordinary item of $20.9 million comprised of extraordinary income of $27.2 million which consists of a $9.0 million gain on extinguishment of the liabilities the Company had with Citizens and a $18.2 million gain on extinguishment of all amounts due under a contractor financing facility, offset in part by a non-cash charge of $6.3 million related to the write-off the remaining unamortized deferred financing costs and credits pertaining to the Original Postabank Credit Facility.

      Net Income (Loss)

         As a result of the factors discussed above, the Company recorded net income of $3.2 million, or $0.33 per share for the year ended December 31, 1999 as compared to a net loss of $50.6 million, or ($9.53) per share for the year ended December 31, 1998.

Liquidity and Capital Resources

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the Company's operating areas required significant capital expenditures ($190 million at historical exchange rates through December 31, 2000). By the end of 1998, the Company's networks had the capacity, with only normal capital expenditure requirements in the future, to provide basic telephone services to virtually all of the potential subscribers within its Operating Areas.

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

         In October 1996, the Company borrowed the equivalent of $82.3 million in Hungarian forints under the Original Postabank Credit Facility. Approximately $75.2 million of this amount was used to repay Citicorp all funds advanced pursuant to a $75.0 million secured term loan credit facility entered into in March 1996, and $2.0 million was paid for certain other fees. The remaining $5.1 million was used to pay management fees and reimbursable costs owed to Citizens pursuant to a Management Services Agreement with Citizens. An additional $5.6 million of the Original Postabank Credit Facility was used to pay loan origination fees and costs to Postabank under the terms of the loan agreement,
$2 million of which were reimbursed to the Company in equal quarterly installments over a two year period, with the net amount being amortized over the life of the loan facility. The remainder of the proceeds were used to complete construction of the Company's telecommunication networks, provide additional working capital, and refinance or repay other existing debt obligations. As of December 31, 1998, the Company had borrowed the entire $170 million under the Original Postabank Credit Facility.

         On May 12, 1999, the Company entered into various agreements as part of a revision of its capital structure with the following parties: Postabank; Tele Danmark; the Danish Fund; and CU CapitalCorp and Citizens International Management Services Company, two wholly-owned subsidiaries of Citizens. As a result of such agreements, the Company extinguished all of its obligations (i) to Postabank under the Original Postabank Credit Facility in the amount of approximately $193 million, and the amounts borrowed to settle a portion due under a contractor financing facility in the amount of approximately $16 million; (ii) to one of its contractors under a contractor financing facility in the amount of approximately $35 million; and (iii) to Citizens under an $8.4 million promissory note which was payable in 2004 and an obligation to pay Citizens $21 million in 28 quarterly installments of $750,000 each from 2004 through and including 2010. The effect of these transactions caused a significant reduction in the financial obligations of the Company. The Company simultaneously borrowed from Postabank $138 million (at historical exchange rates) under a one-year dual currency bridge loan agreement (the "Postabank Bridge Loan ") in Hungarian forints and euros and $25 million pursuant to certain unsecured notes which mature in 2007. Some of the various agreements which were entered into as of May 12, 1999 are further described below.

         Pursuant to the Postabank Bridge Loan, HTCC's subsidiaries borrowed the equivalent of $111 million (at historical exchange rates) in Hungarian forints and $27 million in euros (at historical exchange rates), which funds were applied to the repayment of the Original Postabank Credit Facility. The loan was repayable no later than May 10, 2000 and bore interest at an initial rate of 2.25% (the "Margin") plus the Budapest Bank Offering Rate or Euro LIBOR Rate, which Margin increased incrementally to 4.25%, in quarterly increments of 1% over the loan term.

         The Company and Postabank also entered into a Securities Purchase Agreement (the "Postabank Securities Purchase Agreement") pursuant to which Postabank purchased 2,428,572 shares of the Company's common stock for an aggregate purchase price of $34 million. The Postabank Securities Purchase Agreement provides for one person designated by Postabank to be nominated for election to the Company's Board of Directors. Postabank can only transfer such shares incrementally through 2003 subject to the Company's right of first refusal. The Company's right of first refusal expires in January 2003 and is assignable by the Company to any beneficial holder of more than 10% of the Company's outstanding common stock. The Company applied the proceeds from the stock issuance to the repayment of the Original Postabank Credit Facility. Pursuant to the Postabank Securities Purchase Agreement, the Company issued notes to Postabank in an aggregate amount of $25 million (the "Notes") with detachable warrants (the "Warrants"). The Notes accrue interest, which is payable semi-annually, at the LIBOR rate applicable for the six month interest period, plus 3.5%. The Notes which mature in 2007, are transferable. The Warrants enable Postabank to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The Company has the right to terminate the Warrants in full or proportionately prior to January 1, 2004 provided that the Company (i) repays a proportionate amount of the outstanding principal on the Notes to the holders of such Notes and (ii) pays an additional 7.5% of the aggregate principal amount of the Notes repaid concurrently with the termination of the Warrants to the holders of the Warrants.

         The Company and Tele Danmark entered into a Stock Purchase Agreement (the "TD Stock Purchase Agreement") pursuant to which the Company issued 1,571,429 shares of the Company's common stock in exchange for $11 million. The Company applied the proceeds from the TD Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility.

         The Company and the Danish Fund for Central and Eastern Europe (the "Danish Fund") entered into a Stock Purchase Agreement (the "Danish Fund Stock Purchase Agreement") pursuant to which the Company issued 1,285,714 shares of the Company's common stock in exchange for $9 million. The Company applied the proceeds from the Danish Fund Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility.

         The Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement') pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Cumulative Convertible Preferred Stock, par value $0.01 (the "Preferred Stock"). In consideration for such shares, Citizens (i) transferred to the Company for cancellation an $8.4 million promissory note issued by the Company to Citizens which was to mature in 2004, (ii) agreed to forego half of the accrued interest due on the promissory note through May 15, 1999 and (iii) agreed to renounce and forego any rights whatsoever to any payment of the $21 million which was payable by the Company to Citizens in quarterly installments of $750,000 from 2004 through and including 2010. Citizens, as the holder of the Preferred Stock, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may redeem the Preferred Shares at any time. Citizens can convert each of the Preferred Shares into shares of the Company's common stock on a one for ten basis. The Citizens Stock Purchase Agreement provided that if the average closing price of HTCC's common stock for the twenty (20) trading days ending March 31, 2000 was less than $7.00 per share, then the Company would issue additional shares of Preferred Stock to Citizens. The average closing price of the Company's common stock for the above mentioned period was more than $7.00 per share and, as a result, no additional shares of Preferred Stock was issued to Citizens. Citizens also waived any and all preemptive and anti-dilution rights in connection with the transactions described above. As a result of the Stock Purchase Agreement with Citizens, the Company recorded extraordinary income of $9.0 million during the second quarter of 1999 which represented a gain on the extinguishment of the liabilities the Company had with Citizens.

         During 1996 and 1997, the Company entered into several construction contracts with a contractor which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. The contractor financed the construction through a facility provided by Postabank. As of December 31, 1998, the balance owed under the contractor financing facility was $36.6 million. On March 30, 1999, Postabank assumed HUF 7 billion plus accrued interest of HUF 348 million (approximately $30.9 million at historical exchange rates) of the Company's liability under the contractor financing facility from the contractor, due to the contractor's financial difficulties, and sold this debt back to the Company for HUF 3 billion (approximately $12.6 million at historical exchange rates). The purchase of the debt was financed by Postabank. On the same day, the Company purchased HUF 4 billion (approximately $16.8 million at historical exchange rates) of loans the contractor had with Postabank for HUF 900 million (approximately $3.8 million at historical exchange rates) and subsequently offset the booked value of the loans purchased of HUF 900 million (approximately $3.8 million at historical exchange rates) against the outstanding amounts owed to the contractor. The purchase of these loans was also financed by Postabank. As a result of the above transactions, the Company recorded an extraordinary gain of HUF 4.3 billion (approximately $18.2 million at historical exchange rates) during the second quarter of 1999, which reflected the extinguishment of all amounts due under the contractor financing facility.

         On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement") with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), which funds were used, along with $7.3 million of other Company funds (at April 20, 2000 exchange rates) to pay off the entire outstanding EUR 134 million (approximately $126 million at April 20, 2000 exchange rates) principal and interest due on the Postabank Bridge Loan which was due to mature on May 12, 2000, and to pay fees associated with the Debt Agreement. The borrowers under the Debt Agreement are the Operating Companies who were the borrowers under the Postabank Bridge Loan. The Debt Agreement and some of the related agreements are further described below.

         The Debt Agreement has two facilities. Facility A is a floating rate term loan in the amount of EUR 125 million (the "Term Facility") which principal is repayable in installments semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amounts of the principal repayments on the Term Facility are to be escalating percentages of the amounts drawn down. The Company has borrowed the full EUR 125 million, of which EUR 84.1 million was funded in, an is repayable in, euros and the equivalent of EUR 40.9 million was funded in, and is repayable in, Hungarian forints. The portion of the Term Facility loan denominated in euros accrues interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The portion of the Term Facility loan denominated in Hungarian forints accrues interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for the portion of the Term Facility loan denominated in euros is six months. The applicable interest period for the portion of Term Facility loan denominated in Hungarian forints is three months. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.15% subject to the financial performance of the Company as measured by the ratio of the Company's senior debt to its earnings before interest, taxes, depreciation and amortization. Dependent on its cash flow, the Company will be required to prepay the equivalent of $25 million on the Term Facility until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing. For the year ended December 31, 2000, the Company does not have any excess cash flow, as defined in the Debt Agreement, and therefore no mandatory prepayment is going to be made by the Company in 2001.

         Facility B is a floating rate revolving loan in the amount of EUR 5 million (the "Revolving Facility") which can only be drawn down in euros. The Revolving Facility will be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility is available until December 31, 2007. The Company borrowed EUR 4 million of the Revolving Facility to pay off the balance of the Postabank Bridge Loan and fees associated with the transaction on April 20, 2000. The principal amount borrowed under the Revolving Facility is due at the end of each interest period at which point the Company can, subject to certain conditions, roll over the amount of principal borrowed. The applicable interest period for the Revolving Facility is, at the Company's option, one, three, or six months. The Company has chosen six months at the present time. Interest is payable at the end of each interest period calculated similarly to that for a Term Facility loan denominated in euros.

         The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2.5 million at April 20, 2000 exchange rates), which has been capitalized with other direct costs incurred in obtaining the Debt Agreement and is being amortized over the term of the related debt. In addition, an agency fee in the amount of $60,000 has also been paid. The Company is obligated to pay a commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment on the Revolving Facility.

         HTCC and one of its subsidiaries, HTCC Consulting Rt., are guarantors for the Operating Companies under the Debt Agreement. The Company and Citibank Rt. (as security agent) have entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement pursuant to which the Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property. The Company is subject to restrictive covenants, including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains customary representations and warranties and customary events of default, including those related to a change of control, which would trigger early repayment of the balance under the Debt Agreement. If prior to the later of the December 31, 2001 or the Trigger Date (as defined below), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund, together, no longer own 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark and the Danish Fund currently own a combined total of 31.9% of the outstanding common stock. The Trigger Date is defined as the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than
3.5 to 1. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Agreement.

         The Company had 12,087,179 shares of common stock outstanding as of December 31, 2000, which were held by the following parties in the percentages indicated: Postabank 20.1%; Tele Danmark 21.2%; the Danish Fund 10.6%; Citizens 19.1%; and others 29.0%. On a fully-diluted basis, the Company has 15,821,816 shares outstanding, which were held by the following parties in the percentages indicated: Postabank 31.2%; Tele Danmark 16.2%; the Danish Fund 8.1%; Citizens 16.5%; and others 28.0%.

         Net cash provided by operating activities totaled $8.3 million for the year ended December 31, 2000 compared to $18.5 million for the year ended December 31, 1999. For the period ended December 31, 1999, cash provided by operations reflects the deferral of $13.3 million of interest, which was added to amounts due under the Postabank Bridge Loan. For the years ended December 31, 2000 and 1999, the Company used $8.8 million and $9.9 million, respectively, in investing activities, which was primarily used to fund additions to the Company's telecommunications networks. Financing activities provided net cash of $0.5 million and $1.0 million for the years ended December 31, 2000 and 1999, respectively.

Inflation and Foreign Currency

         For the year ended December 31, 2000, inflation in Hungary was approximately 9.8% on an annualized basis. It is the stated policy goal of the Hungarian government to keep inflation from exceeding approximately 6% in 2001. Due to the strengthening of the U.S. dollar on international currency markets during the year, the Hungarian forint/U.S. dollar exchange rate increased to
284.73 as of December 31, 2000, as compared to an exchange rate of 252.52 as of December 31, 1999, an effective year-on-year devaluation of 12.8%.

         The Company's Hungarian operations generate revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominately in Hungarian forints but also in U.S. dollars and euros. In addition, certain of the Company's balance sheet accounts are expressed in foreign currencies other than the Hungarian forint, the Company's Hungarian subsidiaries' functional currency. Accordingly, when such accounts are converted into Hungarian forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income or loss. When the Company and its subsidiaries' forint-denominated accounts are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders' deficiency.

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

Prospective Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998 and subsequently amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138") issued in June 1999. SFAS 133 and SFAS 138 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the Standards, entities are required to carry all derivative instruments in the statement of financial position at fair value.

         The Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The Company does not anticipate that the adoption of SFAS 133 and SFAS 138 will have a material effect on the Company's consolidated financial position and results of operations.

       Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposure

         The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 84% of operational costs are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. This variability is mitigated by several factors, including the Hungarian National Bank policy to peg the Hungarian forint and the telecommunications pricing law. The "crawling peg" policy of the National Bank of Hungary maintains a scheduled daily devaluation of the Hungarian forint which has been pegged 100% to the euro since January 1, 2000. The Hungarian forint is allowed to trade within 2.25% of the mid-point of this trading band. For the first quarter of 2001, the Hungarian government's devaluation policy is 0.3% per month. The Hungarian government has announced that the monthly planned devaluation rate will be decreased as of April 1, 2001 to 0.2% per month for the Hungarian forint, which would total approximately 2.7% for 2001. The telecommunications pricing law allows prices to increase by the Consumer Price Index (CPI), adjusted for an efficiency factor of 2% in 2000 and 2.9% in 2001. Thus, to the extent that adjusted CPI follows devaluation, and to the extent the Company elects and is able to increase its revenues proportionate to increases in the CPI, revenues are somewhat insulated from exchange rate risk.

         The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $369,000 annually based upon the Company's current debt level. If a 1% change in EURIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.8 million annually based upon the Company's current debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.3 million annually based upon the Company's current debt level.

         The Company is also exposed to exchange rate risk insofar as the Company has debt obligations in other than the functional currency of its majority owned Hungarian subsidiaries. Given the Company's debt obligations, which include euro and U.S. dollar denominated debt, if a 1% change in Hungarian forint/euro exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $820,000 annually based upon the Company's current debt level. If a 1% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $250,000 annually.

         The Company utilizes foreign currency forward contracts to reduce certain exposure to exchange rate risks associated with cash requirements under the Company's long-term debt obligations that mature within six months. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The
Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The contracted amount of foreign currency forwards at December 31, 2000 is EUR 2,998,000 (approximately $2,790,000). The counterparties to the Company's foreign currency forward contracts are substantial and creditworthy multinational commercial banks or other financial institutions which are recognized market makers. Neither the risks of counterparty nonperformance nor the economic consequences of counterparty nonperformance associated with these contracts are considered by the Company to be material.

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

     Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

           Item 10. Directors and Executive Officers of the Registrant

         There is incorporated in this Item 10 by reference the information appearing under the captions "Election of Directors - Current Directors and Nominees for Director" and "- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                         Item 11. Executive Compensation

         There is incorporated in this Item 11 by reference the information appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

         There is incorporated in this Item 12 by reference the information appearing under the captions "Introduction - Stock Ownership of Certain Beneficial Owners," and "- Stock Ownership of Management" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

             Item 13. Certain Relationships And Related Transactions

         There is incorporated in this Item 13 by reference the information appearing under the caption "Election of Directors - Certain Relationships and Related Transactions" and "- Indebtedness of Management" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         (a)(3)   List of Exhibits

Exhibit
Number                             Description
--------          --------------------------------------------------------------

 2 Plan of acquisition, reorganization, arrangement, liquidation or succession (None)

 3(i) Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on January 31, 2001 (File #333-54688) and incorporated herein by reference

 3(ii) By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed on January 31, 2001 (File #333-54688) and incorporated herein by reference

4.1 Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant's Registration Statement on From SB-2 filed on October 27, 1994 and incorporated herein by reference (File #33-80676)

4.2 Certificate of Designation of Series A - Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

9                 Voting trust agreement (None)

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

Exhibit
Number                                   Description
--------         ---------------------------------------------------------------

10.5 English translation of Amended and Restated Concession Contract between Hungarotel Tavkozlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Bekescsaba), filed as
                  Exhibit 10.80 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.6              Non-Employee Director  Stock Option Plan, as amended as of May
                  25, 2000

10.7 1992 Incentive Stock Option Plan of the Registrant, as amended to date, filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on January 31, 2001 (File #333-
                  5688)and incorporated herein by reference

10.8 Amended and Restated Employment Agreement dated as of January 30, 2001 between the Registrant and Ole Bertram

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

Exhibit
Number                                    Description
--------         ---------------------------------------------------------------

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

10.23 Form of Promissory Note dated September 30, 1998 issued by the Registrant payable to Citizens International Management Services Company filed as Exhibit 10.70 to the Registrant's Current Report on Form 8 -K for September 30, 1998 and incorporated herein by reference

10.24 Amended, Restated and Consolidated Stock Option Agreement dated as of September 30, 1998, between the Registrant and CU CapitalCorp. filed as Exhibit 10.71 to the Registrant's Current Report on Form 8-K for September 30, 1998 and incorporated herein by reference

10.25 Dual-Currency Bridge Loan Agreement between Hungarian Telephone and Cable Corp. and its subsidiaries and Postabank es Takarekpenztar Reszvenytarsasag, as Lender, Facility Agent and Security Agent dated as of May 12, 1999, filed as Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

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

Exhibit
Number                                   Description
--------         ---------------------------------------------------------------

10.28 Form of Unsecured Note issued by Hungarian Telephone and Cable Corp. to Postabank es Takarekpenztar Reszvenytarsasag, dated as of May 12, 1999, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.29 Stock Purchase Agreement between Hungarian Telephone and Cable Corp., as Seller, and Tele Danmark A/S, as Buyer, dated as of May 12, 1999, filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.30 Stock Purchase Agreement between Hungarian Telephone and Cable Corp., as Seller, and the Danish Investment Fund for Central and Eastern Europe, as Buyer, dated as of May 12, 1999, filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.31 Stock Purchase Agreement among Hungarian Telephone and Cable Corp., as Seller, and Citizens International Management Services Company, as Buyer, and CU CapitalCorp., dated as of May 12, 1999, filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.32 EUR 130 million Senior Secured Debt Facility dated April 11, 2000 among Hungarian Telephone and Cable Corp. and its subsidiaries; Citibank N.A. and Westdeutsche Landesbank Girozentrale, as arrangers; Citibank International PLC as facility agent; and Citibank Rt. as Security Agent, filed as
                  Exhibit 10.32 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.33 Form of Amended and Restated Unsecured Note issued by Hungarian Telephone and Cable Corp. to Postabank es Takarekpenztar Reszvenytarsasag, dated as of April 11, 2000, filed as Exhibit 10.33 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.34 Security Deposit Agreement dated April 11, 2000 among Hungarian Telephone and Cable Corp. as Depositor; Citibank Rt., as Depositee and Security Agent; and Hungarotel
                  Tavkozlesi Rt., Raba Com. Rt., Papa es Tersege Telefon Koncesszios Rt., and Kelet-Nograd Com Rt., as Countersignors, filed as Exhibit 10.34 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.35 Security Deposit Agreement dated April 11, 2000 among HTCC Consulting Rt., as Depositor; Citibank Rt., as Depositee and Security Agent; and Hungarotel Tavkozlesi Rt., Raba Com. Rt., Papa es Tersege Telefon Koncesszios Rt., and Kelet-Nograd Com Rt., as Countersignors, filed as Exhibit 10.35 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

Exhibit
Number                                  Description
--------         ---------------------------------------------------------------

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

16                Letter re change in certifying accountant  (not required)

18                Letter re change in accounting principles  (None)

21                Subsidiaries of the Registrant

22                Published   report regarding  matters  submitted  to  vote  of
                  security holders  (not required)

23                Consent of KPMG Hungaria Kft.

24                Power of Attorney  (not required)

27.1              Financial Data Schedule


         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 29, 2001.

                                      HUNGARIAN TELEPHONE AND CABLE CORP.
                                      (Registrant)


                                      By /s/ Ole Bertram
                                      ------------------------------------------
                                         Ole Bertram
                                         President and Chief Executive Officer,
                                         Director

         Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of March 29, 2001.

Signature/Name                                       Title


/s/William T. McGann                       Treasurer and Controller
-----------------------------------
William T. McGann                          (Principal Accounting Officer;
                                           Principal Financial Officer)

/s/Daryl A. Ferguson                       Director, Co-Chairman of the Board
-----------------------------------
Daryl A. Ferguson

Signature/Name                                       Title



/s/Torben V. Holm                          Director, Co-Chairman of the Board
------------------------------------
Torben V. Holm


/s/Soren Eriksen                           Director
------------------------------------
Soren Eriksen


/s/John B. Ryan                            Director
------------------------------------
John B. Ryan


/s/William E. Starkey                      Director
------------------------------------
William E. Starkey


/s/Leonard Tow                             Director
-----------------------------------
Leonard Tow

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

 Index to Consolidated Financial Statements and Financial Statements Schedules

         The following information is included on the pages indicated:

         Consolidated Financial Statements:                               Page

              Independent Auditors' Report................................F-2
              Consolidated Balance Sheets.................................F-3
              Consolidated Statements of Operations and Comprehensive
                   Income (Loss)..........................................F-4
              Consolidated Statements of Stockholders' Deficiency.........F-5
              Consolidated Statements of Cash Flows.......................F-6
              Notes to Consolidated Financial Statements...........F-7 - F-29

         Financial Statements Schedules:

              Schedule of Quarterly Financial Data........................S-1
              Schedule II - Valuation Accounts............................S-2

          Independent Auditors' Report


          The Board of Directors and Stockholders
          Hungarian Telephone and Cable Corp.

          We have audited the accompanying consolidated balance sheets of Hungarian Telephone and Cable Corp. and subsidiaries as of December
          31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.


                                                  KPMG HUNGARIA KFT.

          Budapest, Hungary
          March 9, 2001

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                        (In thousands, except share data)


                                    Assets                            2000               1999
                                    ------                            ----               ----

Current assets:
    Cash and cash equivalents                                 $     15,596             17,197
    Restricted cash                                                    107                111
    Accounts receivable, net of allowance
       of $1,140 in 2000 and $1,030 in 1999                          5,511              6,940
    Other current assets                                             2,917              1,967
                                                                 ---------          ---------

       Total current assets                                         24,131             26,215

Property, plant and equipment, net                                 101,670            115,526
Goodwill, net of accumulated amortization
    of $1,883 in 2000 and $1,628 in 1999                             6,331              7,859
Other intangibles, net of accumulated amortization
    of $1,232 in 2000 and $1,156 in 1999                             3,806              4,526
Deferred costs                                                       8,212                  -
Other assets                                                         3,168                557
                                                                 ---------            -------
Total assets                                                  $    147,318            154,683
                                                                   =======           ========
                   Liabilities and Stockholders' Deficiency

Current liabilities:
    Current installments of long-term debt                    $      8,063                  -
    Short-term loans                                                 3,722              5,048
    Accounts payable                                                 2,577              3,994
    Accruals                                                         5,307              5,561
    Other current liabilities                                        1,725              1,349
    Due to related parties                                           1,226                996
                                                                ----------           --------

       Total current liabilities                                    22,620             16,948

Long-term debt, excluding current installments                     124,814            139,661
Due to related parties                                                 676              1,728
Deferred credits and other liabilities                              10,086              3,292
                                                                ----------          ---------
Total liabilities                                                  158,196            161,629
                                                                  --------            -------
Commitments and Contingencies

Stockholders' deficiency:
    Cumulative Convertible Preferred stock, $.01 par value;
       $70.00 liquidation value.  Authorized 200,000 shares;
       issued and outstanding 30,000 shares in 2000 and 1999             -                  -
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       12,087,179 shares in 2000 and 11,981,579 in 1999                 12                 11
    Additional paid-in capital                                     144,601            144,052
    Accumulated deficit                                          (170,143)          (164,705)
    Accumulated other comprehensive income                          14,652             13,696
                                                                 ---------        -----------
       Total stockholders' deficiency                             (10,878)            (6,946)
                                                               -----------         ----------
Total liabilities and stockholders' deficiency                $    147,318            154,683
                                                                ==========        ===========
See accompanying notes to consolidated financial statements.

                                       F-3

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                       Years ended December 31, 2000, 1999
                      and 1998 (In thousands, except share
                               and per share data)


                                                   2000             1999            1998
                                                   ----             ----            ----

Telephone services revenues, net           $      42,974           45,438           38,707
                                            ------------     ------------      ------------

Operating expenses:
    Operating and maintenance expenses            17,077           17,467           19,575
    Depreciation and amortization                  9,428           11,782           11,560
    Management fees                                    -                -            2,500
    Termination of management
       services agreement                              -                -           11,131
                                            ------------     ------------      -----------

    Total operating expenses                      26,505           29,249           44,766
                                            ------------     ------------      ------------

Income (loss) from operations                     16,469           16,189          (6,059)

Other income (expenses):
    Foreign exchange losses, net                 (4,842)          (2,786)            (230)
    Interest expense                            (18,500)         (32,450)         (45,856)
    Interest income                                1,482            1,708              686
    Other, net                                        60            (434)              847
                                            ------------     ------------      ------------

Loss before extraordinary items                  (5,331)         (17,773)         (50,612)

Extraordinary items, net                               -           20,945                -
                                            ------------     ------------      ------------

Net income (loss)                          $     (5,331)            3,172         (50,612)

Cumulative convertible preferred stock
  dividends (in arrears)                           (107)             (68)                -
                                            ------------     ------------      ------------

Net income (loss) available for
    common stockholders                          (5,438)            3,104         (50,612)

Comprehensive income adjustments                     956            6,396            2,336
                                            ------------     ------------      ------------

Total comprehensive income (loss)          $     (4,482)            9,500         (48,276)
                                           =============     ============      ============

Earnings (loss) per common share -
  basic and diluted:

    Before extraordinary items             $      (0.45)           (1.85)           (9.53)
    Extraordinary items                    $           -             2.18                -
                                            ------------     ------------      ------------

    Net earnings (loss)                    $      (0.45)             0.33           (9.53)
                                            ============     ============      ============

Weighted average number of
Common shares outstanding -
  basic and diluted                           12,010,660        9,617,939        5,309,985
                                            ============     ============      ============

See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Deficiency
                  Years ended December 31, 2000, 1999 and 1998
                        (In thousands, except share data)

                                                                                        Accumulated
                                                                Additional              Other                        Total
                                              Common  Preferred Paid-in    Accumulated  Comprehensive  Deferred      Stockholders'
                                    Shares    Stock   Stock     Capital    Deficit      Income         Compensation  Deficiency
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997      5,235,370    $ 5      -      70,772     (117,197)       4,964          (381)      $(41,837)
Earned compensation                    -          -      -          -            -             -           125            125
Cancellation of shares               (25,000)     -      -        (256)          -             -           256             -
Exercise of options and warrants      56,400      -      -         224           -             -            -             224
Shares issued as compensation         10,625      -      -          93           -             -            -              93
Shares issued to Citizens            100,000      -      -         513           -             -            -             513
Shares issued as consideration
  relating to former acquisitions     18,469      -      -          -            -             -            -              -
Options granted in connection with
  termination agreement                -          -      -         121           -             -            -             121
Net loss                               -          -      -          -      (50,612)            -            -         (50,612)
Foreign currency translation           -          -      -          -            -         2,336            -           2,336
adjustment
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998      5,395,864    $ 5      -      71,467    (167,809)        7,300            -       $ (89,037)
Shares issued to Tele Danmark A/S  1,571,429      2      -      10,998           -             -            -          11,000
Shares issued to Postabank         2,428,572      2      -      33,998           -             -            -          34,000
Shares issued to Citizens          1,300,000      1      -      11,199           -             -            -          11,200
Shares issued to Danish Fund       1,285,714      1      -       8,999           -             -            -           9,000
Stock issuance cost                    -          -      -      (1,488)          -             -                       (1,488)
Warrant issued in connection with
  long-term notes                      -          -      -       8,825           -             -            -           8,825
Modification of option terms           -          -      -          54           -             -            -              54
Cumulative convertible preferred
  stock dividends (in arrears)         -          -      -          -          (68)            -            -             (68)
Net income                             -          -      -          -        3,172             -            -           3,172
Foreign currency translation
  adjustment                           -          -      -          -            -          6,396           -           6,396
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999     11,981,579   $ 11      -     144,052    (164,705)        13,696           -         $(6,946)
Exercise of options and warrants      33,600      -      -         262           -             -            -             262
Modification of option terms           -          -      -         (45)          -             -            -             (45)
Shares issued to International
  Finance Corporation                 72,000      1      -         332           -             -            -             333
Cumulative convertible preferred
  stock dividends (in arrears)         -          -      -          -         (107)            -            -            (107)
Net loss                               -          -      -          -       (5,331)            -            -          (5,331)
Foreign currency translation
  adjustment                           -          -      -          -            -            956           -             956
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000     12,087,179   $ 12      -     144,601    (170,143)        14,652           -        $(10,878)
-------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                            2000           1999           1998
                                                            ----           ----           ----

Net cash provided by operating activities           $      8,291         18,522         11,118
                                                       ---------       --------      ---------

Cash flows from investing activities:

     Construction of telecommunications
         networks                                         (8,786)        (9,998)       (16,451)
     Decrease (increase) in construction deposits             26            (17)           520
     Acquisition of interests in subsidiaries               (343)             -              -
     Other                                                   288             86            301
                                                       ---------       --------      ---------
         Net cash used in investing activities            (8,815)        (9,929)       (15,630)
                                                       ----------      --------      ---------
Cash flows from financing activities:

     Borrowings under long-term debt agreements          117,170         41,391         16,099
     Borrowings under short-term debt agreements           3,754        124,753              -
     Proceeds from exercise of options and warrants          262              -            224
     Deferred financing costs paid under long-term
       debt agreements                                    (3,104)             -              -
     Repayments and settlement of long-term debt        (117,534)      (217,697)        (7,048)
     Proceeds from issuance of common stock, net               -         52,511              -
                                                       ---------       --------      ---------
         Net cash provided by financing activities           548            958          9,275
                                                       ---------       --------      ---------
Effect of foreign exchange rate changes on cash           (1,625)          (843)          (305)
                                                       ----------      ---------     ----------

Net increase (decrease) in cash                           (1,601)         8,708          4,458

Cash at beginning of year                                 17,197          8,489          4,031
                                                       ---------       --------      ---------
Cash at end of year                                 $     15,596         17,197          8,489
                                                       =========       ========      =========


See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


(1)    Summary of Significant Accounting Policies
       -------------------------------------------------------------------------

       (a)    Description of Business and Other Related Matters

              Hungarian Telephone and Cable Corp. ("HTCC" and together with its consolidated subsidiaries, the "Company") was organized on March 23, 1992 to own and manage telecommunications companies in Hungary. Four subsidiaries of the Company ("the Operating Companies") are presently engaged in the ownership and operation of public switched telephone service. Two of the operating companies commenced operations in two concession regions in 1995 and the other two commenced operations in three additional concession areas effective January 1, 1996.

              By the end of 1998, the Company's networks had the capacity, with only normal capital expenditure requirements in the future, to provide basic telephone services to virtually all of the potential subscribers within its operating areas. The Company funded its network construction and working capital needs primarily through various credit facilities with Postabank Rt. and a contractor financing facility. On March 30, 1999, and May 12, 1999, the Company entered into a series of transactions (see Notes 4, 5, 9 and 12) which restructured the Company's debt and capital structure. As the final step in the Company's debt and capital restructuring, on April 11, 2000, the Company entered into a EUR 130 million Senior Secured Debt Facility with a European banking syndicate (see Note 5).

       (b)    Principles of Consolidation and the Use of Estimates

              The consolidated financial statements include the financial statements of Hungarian Telephone and Cable Corp. and its subsidiaries; Kelet-Nograd Com Rt., ("KNC"), Raba-Com Rt., ("Raba-Com"), Hungarotel Tavkozlesi Rt. ("Hungarotel"), Papa es Tersege Telefon Koncesszios Rt. ("Papatel"), HTCC Consulting Rt. ("HTCC Consulting") and Pilistav Rt. ("Pilistav"). All material intercompany balances and transactions have been eliminated.

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

       (c)    Revenue Recognition

              Telephone service revenues are recognized when earned and are primarily derived from usage of the Company's local exchange networks and facilities or under revenue sharing agreements with Matav, the international and national long distance interconnect service provider. Revenues are stated net of interconnect charges.

              In the fourth quarter of 2000, the Company implemented the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), with effect from January 1, 2000, which requires connection fees and corresponding direct incremental costs to be deferred and amortized over future periods. As a result of the implementation of SAB 101, certain connection fees and costs recognized in prior periods have been deferred and are being amortized over the estimated average subscriber life of 7 years. There was no cumulative effect on

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


              earnings from the adoption of SAB 101, nor has its adoption had a material impact on the Company's results of operations for any period presented. Following the adoption of SAB 101, the amortization of deferred connection fee revenue and associated direct incremental costs is included in telephone service revenues and operating and maintenance expenses.

        (d)   Foreign Currency Translation

              The statutory accounts of the Company's consolidated subsidiaries and affiliates are maintained in accordance with local accounting regulations and are stated in local currencies. Local statements are adjusted to U.S. GAAP and then translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52").

              Since commencement of revenue generating activities, the Company has used the Hungarian forint ("HUF") as the functional currency for its Hungarian subsidiaries. Accordingly, foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of other comprehensive income in stockholders' equity. Foreign exchange fluctuations related to intercompany balances are included in equity if such balances are intended to be long-term in nature. At the time the Company settles such balances, the resulting gain or loss is reflected in the consolidated statement of operations. Gains and losses from foreign currency transactions are included in operations in the period in which they occur.

       (e)    Cash Equivalents

              For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

        (f)   Inventories

              Inventories, which are included in other current assets, consist primarily of telephones for resale and spare parts, are stated at the lower of cost or market, and are valued using the FIFO method.

       (g)    Property, Plant and Equipment

              Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

       (h)    Goodwill and Other Intangible Assets

              The excess of cost over net assets acquired, goodwill, is amortized over the 25-year concession period using the straight-line method. Other intangible assets represent the cost of concession fees paid and are being amortized over the 25-year concession period using the straight-line method.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


       (i)    Stock Based Compensation

              The Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, in measuring compensation cost for stock based compensation awards, and to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method, as defined in SFAS No. 123, had been applied.

       (j)    Income Taxes

              Deferred tax assets and liabilities, net of valuation allowances, are recognized for the future tax consequences attributable to operating loss and tax credit carry-forwards and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

              The Company's Hungarian operating subsidiaries were 100% exempt from Hungarian income tax for a period of five years beginning from January 1, 1994 and are 60% exempt for the subsequent five years, as long as (1) capitalization stays above 50,000,000 HUF (approximately $176,000 at December 31, 2000 exchange rates), (2) foreign ownership exceeds 30% of the registered capital, and (3) more than 50% of the revenue earned arises from telecommunication services.

       (k)    Net Earnings (Loss) Per Share

              Basic earnings (loss) per share ("EPS") is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock.

              Net earnings (loss) and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the years ended December 31, 2000, 1999 and 1998. The Company had potentially dilutive common stock equivalents of 3,734,637, 8,237,059 and 7,474,915 for the years ended December 31, 2000, 1999 and 1998, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented. The basis for determining whether common stock equivalents were potentially dilutive was loss before extraordinary items.

       (l)    Impairment  of  Long-Lived  Assets  and  Long-Lived  Assets  to be
              Disposed of

              The Company evaluates the carrying value of long-lived assets to be held and used, including goodwill, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


              carrying value of the respective asset exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

       (m)    Foreign Exchange Financial Instruments

              Foreign exchange financial instrument contracts are utilized by the Company to manage certain foreign exchange rate risks. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

              The Company accounts for foreign exchange financial instruments under SFAS 52. To qualify for hedge accounting under SFAS 52, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged.

              Under SFAS 52 hedge accounting, these contracts are valued at current spot rates on a monthly basis. The change in value is recognized currently in income through foreign exchange gains (losses) and is intended to offset the transaction losses or gains on the foreign currency denominated liabilities which the contracts are intended to hedge. The foreign exchange loss for the year ended December 31, 2000 of $4,842,000 is stated net of a gain of $880,000 relating to the Company's forward hedging contracts. Any forward points on these contracts are amortized over the life of the contract through interest expense.

 (2)   Cash, Restricted Cash and Short-Term Investments

       (a)    Cash

              At December 31, 2000,  cash of $5,957,000  comprise the following:
              $335,000 on deposit in the United States and $5,622,000 consisting of $874,000 denominated in U.S. dollars and the equivalent of $4,748,000 denominated in Hungarian forints on deposit with banks in Hungary.

       (b)    Cash Equivalents

              Cash equivalents amounted to approximately $9,639,000 at December 31, 2000 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell which mature within three months.

       (b)    Restricted Cash

              At December 31, 2000, approximately $7,000 of cash denominated in U.S. dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $100,000 of cash denominated in Hungarian forints was restricted pursuant to certain arrangements with other parties.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


(3)    Property, Plant and Equipment

       The components of property, plant and equipment at December 31, 2000 and 1999 are as follows:

                                                     2000               1999    Estimated Useful Lives
                                                     ----               ----    ----------------------
                                                          (in thousands)
         Land and Buildings                   $      5,763              6,526      25 to 50 years
         Telecommunications equipment              121,457            128,116      7 to 25 years
         Other equipment                             5,613              5,766      5 years
         Construction in progress                      952              1,921
                                                  --------           --------
                                                   133,785            142,329

         Less: accumulated depreciation            (32,115)           (26,803)
                                                  --------           --------
                                              $    101,670            115,526
                                                  ========           ========

 (4)   Short-Term Loans

       Short-term loans at December 31, 2000 and 1999 consist of the following:

                                                        2000            1999
                                                        ----            ----
                                                            (in thousands)
       Revolving loan:
         Euro - EUR 4,000,000 outstanding           $    3,722             -

       Bridge loan:
         Euro - EUR 25,000,000                              -          25,238
         Hungarian Forint - HUF 25,940,624,000              -         102,727
                                                      --------       --------
       Total short-term loans                            3,722        127,965
       Less amounts refinanced subsequent
         To year-end                                        -        (122,917)
                                                      --------       --------

       Short-term loans                             $    3,722          5,048
                                                      ========       ========

       On May 12, 1999, as a part of the restructuring of its debt and capital structure, see Notes 5 and 9, the Company borrowed from Postabank es Takarekpenztar ("Postabank"), a Hungarian commercial bank, $138 million ($128 million at December 31, 1999 exchange rates) under a one-year dual currency bridge loan agreement in Hungarian forints and euros. The bridge loan was repayable on May 12, 2000 and bore interest at an initial rate of 2.25% (the "Margin") plus the Budapest Interbank Offering Rate ("BUBOR") or the Banking Federation of the European Union Interbank Offering Rate ("EURIBOR") which Margin increased incrementally to 4.25%, in quarterly increments of 1% during the loan term. On April 11, 2000, the Company signed a EUR 130 million senior secured debt facility agreement with a syndicate of Hungarian and non-Hungarian banks, the proceeds of which were used to repay the bridge loan. As a result of this refinancing, the Company classified $123 million (at historical exchange rates) of its short-term loans at December 31, 1999, as long-term debt.

        The principal amount borrowed under the Revolving Loan Facility, a EUR 5 million facility, which will reduce to a EUR 2.5 million facility on December 31, 2005, and which forms part of the EUR 130 million Senior Secured Debt Facility, is due at the end of each interest period at

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


        which point the Company can, subject to certain conditions, roll over the amount of principal borrowed until the expiration of the facility in December 2007. The applicable interest period for this Facility is, at the Company's option, one, three, or six months. The Company has chosen six months at the present time. Interest is payable at the end of each interest period calculated similar to that for the Term Facility loan denominated in euros. See Note 5 for further information regarding the EUR 130 million senior secured debt facility agreement.

(5)    Long-term Debt


       Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                              2000      1999
                                                              (in thousands)
       Loan payable, interest at EURIBOR + applicable
       margin  (6.82% at  December 31, 2000), payable
       in  14   semi-annual  installments   beginning
       June  30,   2001  with   final   payment   due
       December  31, 2007; EUR 84,135,000 outstanding
       at December 31, 2000.                             $   78,288         -

       Loan  payable,  interest at BUBOR + applicable
       margin (13.78%  at December 31, 2000), payable
       in 14 semi-annual  installments beginning June
       30,  2001  with final payment due December 31,
       2007;   HUF   10,504,856,000  outstanding   at
       December 31, 2000                                     36,893         -

       Notes  payable,  interest  at USD LIBOR + 3.5%
       (10.23% at  December  31, 2000), due March 31,
       2007  (less  unamortized  discount  based   on
       imputed  interest  rate  of 5% - $7,304,000 in
       2000; $8,256,000 in 1999)                             17,696     16,744

       Short-term   loans  refinanced   subsequent to
       year-end                                                  -     122,917
                                                          ----------   ---------
       Total long-term debt                              $  132,877    139,661

       Less current installments                              8,063         -
                                                         ----------    ---------
       Long-term debt, excluding current installments    $  124,814    139,661
                                                          ==========   =========

       The aggregate amounts of maturities of long-term debt for each of the next five years, and in aggregate thereafter, at December 31, 2000 exchange rates, are as follows: 2001, $8,063,000; 2002, $12,670,000;
       2003, $16,125,000;  2004, $16,125,000;  2005, $18,429,000 and $61,465,000
       thereafter.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


       On October 15, 1996, the Company and its subsidiaries entered into a $170 million 10-year Multi-Currency Credit Facility with Postabank (the "Original Postabank Credit Facility"). On May 12, 1999, the Company entered into various agreements as part of the restructuring of its capital structure with the following parties: Postabank; Tele Danmark A/S ("Tele Danmark"); and the Danish Investment Fund for Central and Eastern Europe (the "Danish Fund") (see Notes 9 and 12). As a result of such agreements, the Company extinguished all of its obligations to Postabank under the Original Postabank Credit Facility in the amount of approximately $193 million and the $16.4 million borrowed in settlement of the amount due under the contractor financing facility described below. As part of these transactions, the Company borrowed from Postabank $138 million ($128 million at December 31, 1999 exchange rates) under a one-year dual currency bridge loan agreement in Hungarian forints and euros and $25 million pursuant to certain unsecured notes payable (the "Notes") (see below). Proceeds from the Senior Secured Debt Facility Agreement in April 2000, as described below, were subsequently used to refinance $122,917,000 of the outstanding Postabank loan as of December 31, 1999. Accordingly, long-term debt as of December 31, 1999 includes $122,917,000 borrowed in May 1999 which was refinanced subsequent to December 31, 1999. See below and Note 4 for further explanation.

       As a result of the extinguishment of the Original Postabank Credit Facility, the Company recorded an extraordinary loss of HUF 1.5 billion (approximately $6.3 million at historical exchange rates) during the second quarter of 1999 which represented the write-off of the remaining unamortized deferred financing costs pertaining to the Original Postabank Credit Facility.

       During 1996 and 1997, Hungarotel entered into several construction contracts with a Hungarian contractor which totaled $59.0 million in the aggregate (at historical exchange rates), $47.5 million of which was financed by a contractor financing facility. The contractor financed the construction through a facility provided by Postabank. As of December 31, 1998, the balance owed under the contractor financing facility was $36.6 million. On March 30, 1999, Postabank assumed HUF 7 billion plus accrued interest of HUF 348 million (approximately $30.9 million at historical exchange rates) of the Company's liability under the contractor financing facility from the contractor, due to the contractor's financial difficulties, and sold this debt back to the Company for HUF 3 billion (approximately $12.6 million at historical exchange rates). The purchase of the debt was financed by Postabank. On the same day, the Company purchased HUF 4 billion (approximately $16.8 million at historical exchange rates) of loans the contractor had with Postabank for HUF 900 million (approximately $3.8 million at historical exchange rates) and subsequently offset the booked value of the loans purchased of HUF 900 million (approximately $3.8 million at historical exchange rates) against the outstanding amounts owed to the contractor. The purchase of these loans was also financed by Postabank. As a result of the above transactions, the Company recorded an extraordinary gain of HUF 4.3 billion (approximately $18.2 million at historical exchange rates) during the second quarter of 1999 which reflected the extinguishment of all amounts due under the contractor financing facility.

       On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement" or "Facility") with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), the funds of which were used, along with $7.3 million of other Company funds (at April 20, 2000 exchange rates) to pay off the outstanding EUR 134 million (approximately $126 million at April 20, 2000 exchange rates) principal and interest due on the Postabank Bridge Loan which was due to mature on May 12, 2000, and to pay fees associated with the Debt Agreement. The borrowers under the Debt Agreement are the Operating Companies who were the borrowers under the Postabank Bridge Loan. The Debt Agreement has two facilities, which are comprised of the Revolving Facility described in Note 4 and the Term Facility described below.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


       The Term Facility is a floating rate term loan in the amount of EUR 125 million, for which principal is repayable semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amounts of the principal repayments on the Term Facility are to be escalating percentages of the amounts drawn down. The Company borrowed the full EUR 125 million, of which EUR 84,135,000 was funded, and is repayable, in euros and the equivalent of EUR 40,865,000 was funded, and is repayable, in Hungarian forints. The Term Facility loans denominated in euros accrue interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The Term Facility loans denominated in Hungarian forints accrue interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for Term Facility Loans denominated in euros is six months. The applicable interest period for Term Facility Loans denominated in Hungarian forints is three months. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.15% subject to the financial performance of the Company as measured by the ratio of the Company's senior debt to its earnings before interest, taxes, depreciation and amortization. Dependent on its cash flow, the Company will be required to prepay the equivalent of $25 million on the Term Facility until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing. For the year ended December 31, 2000, the Company does not have any excess cash flow, as defined in the Debt Agreement, and therefore no mandatory prepayment is going to be made by the Company in 2001.

       The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2,508,000 at April 20, 2000 exchange rates), which is included in other assets along with other direct costs incurred in obtaining the Debt Agreement, and is being amortized over the term of the related debt. In addition, an agency fee in the amount of $60,000 has also been paid. The Company is obligated to pay an annual commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment on the Revolving Loan Facility.

       The Company utilizes foreign currency forward contracts to reduce certain exposure to exchange rate risks associated with cash requirements under the Company's long-term debt obligations that mature within six months. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The contracted amount of foreign currency forwards at December 31, 2000 is EUR 2,998,000 (approximately $2,790,000).

       HTCC and one of its subsidiaries, HTCC Consulting Rt., are guarantors for the Operating Companies under the Debt Agreement. The Company and Citibank Rt. (as security agent) have entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement pursuant to which the Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property. The Company is subject to restrictive covenants, including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains customary representations and warranties and customary events of default, including those related to a

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


       change of control, which would trigger early repayment of the balance under the Debt Agreement. If prior to the later of December 31, 2001 or the Trigger Date (as defined below), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund, together, no longer own 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark and the Danish Fund currently own a combined total of 31.9% of the outstanding common stock. The Trigger Date is defined as the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than 3.5 to 1. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Agreement.

       In connection with the restructuring of its capital structure in May 1999, as described above, the Company issued notes to Postabank in an aggregate amount of $25 million with detachable warrants (the "Warrants"). The Notes accrue interest, which is payable semi-annually, at the USD LIBOR rate applicable for the six month interest period plus 3.5% (10.23% at December 31, 2000). The Notes which mature in 2007 are transferable. The Warrants enable Postabank to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The fair value of the warrants amounted to $8.8 million and was credited to additional paid-in capital, with the offsetting charge being accounted for as a discount on the Notes. The fair value of the warrants was determined using the Black-Scholes Option valuation model. The unamortized discount on the notes at December 31, 2000 was approximately $7.3 million, and is reflected as a reduction of the carrying amount of the Notes. The Company has the right to terminate the Warrants in full or proportionately prior to January 1, 2004 provided that the Company (i) repays a proportionate amount of the outstanding principal on the Notes to the holders of such Notes and (ii) pays an additional 7.5% of the aggregate principal amount of the Notes repaid concurrently with the termination of the Warrants to the holders of the Warrants.

(6)    Deferred Credits and Other Liabilities

       During 1999, two of the Company's operating subsidiaries entered into agreements with the Hungarian Ministry of Transportation, Telecommunications and Water Management (the "Ministry") for the relinquishment of rights to use broadcasting frequencies previously granted by the Ministry. The frequencies were used to provide telephone services to certain customers. Under the first agreement, the Ministry paid HUF 557 million ($2,205,000 at historical exchange rates), which was equal to the net book value of the equipment which was required to be taken out of service. Under the second agreement, the Ministry paid HUF 308 million ($1,278,000 at historical exchange rates) as a contribution towards the cost of new fixed network equipment. The amounts received under these agreements were credited to deferred credits and other liabilities, and under the first agreement are offset against the cost of the related equipment and, under the second agreement, are offset against the cost of the new equipment.

       Included in deferred credits and other liabilities at December 31, 2000, is $8,212,000 of connection fee revenues, from current and prior years, which have been deferred following the Company's implementation of SAB 101 during the fourth quarter of 2000. A similar amount, representing the associated deferred costs, is included in deferred costs at December 31, 2000.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


(7)    Income Taxes

       The statutory U.S. Federal tax rate for the years ended December 31, 2000, 1999 and 1998 was 35% and the Hungarian corporate income tax rate for the years ended December 31, 2000, 1999 and 1998 was 18%. For Hungarian corporate income tax purposes, the operating companies were entitled to a 100% reduction in income taxes for the five year period ending December 31, 1998 and are now entitled to a 60% reduction in income taxes for the subsequent five year period ending December 31, 2003. The effective tax rate was zero for the years ended December 31, 2000, 1999 and 1998 due to the Company incurring net operating losses for which no tax benefit was recorded.

       For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 2000 of approximately $28,477,000 which expire as follows: 2010, $6,025,000; 2011, $6,328,000;
       2012, $2,256,000; 2018, $1,925,000; and 2019, $11,943,000. As a result of various equity transactions, management believes the Company experienced an "ownership change" in 1999, as defined by Section 382 of the Internal Revenue Code which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change.

       For Hungarian corporate income tax purposes, the Hungarian subsidiaries have unused net operating loss carryforwards at December 31, 2000, at current exchange rates, of approximately $65,234,000. Of this amount, $11,030,000 may be carried forward indefinitely while $6,882,000 may be carried forward until 2001, $10,413,000 until 2002, $17,322,000 until
       2003, $9,429,000 until 2004 and $10,158,000 until 2005.

       The tax effect of temporary differences that give rise to significant portions of deferred tax assets are as follows:

                                                            December 31
                                                   -----------------------------
                                                         2000          1999
                                                         ----          ----
                                                           (in thousands)

              Net operating loss carryforwards       $   9,967         5,866
              Write down of assets                         167           418
              Stock compensation                         1,467         1,467
              Citizen's options                              -         3,926
              Termination benefits                         323           746
              Management fees                                -         3,236
              Interest expense                           1,699         1,381
              Other                                        231           474
                                                      --------      --------
              Total gross deferred tax assets           13,854        17,514
              Less valuation allowance                 (13,854)      (17,514)
                                                      --------      --------
              Net deferred tax assets                $       0             0
                                                      ========      ========


       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning in making these assessments. During 2000 and 1999, the valuation allowance decreased by $3,660,000 and $2,451,000, respectively.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


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

              During 2000, the Ministry was restructured, with responsibility for telecommunications being moved to the Prime Minister's Office, a government department presided over by the Chancellor (effectively, the Deputy Prime Minister). References to "the Ministry" for the period post restructuring are, accordingly, references to the Prime Minister's Office.

              Agreements providing concession rights in two regions to Hungarotel and one region to Papatel were entered into prior to their acquisition by the Company and were renegotiated by the Company. The renegotiated concession agreements provided for an initial payment to the Ministry of HUF 938,250,000 (approximately $6.7 million at December 31, 1995 exchange rates) which was paid in November 1995, and for annual concession fees based upon 2.3% and 0.3% of net telephone service revenues for the regions operated by Hungarotel and 2.3% of net telephone service revenues for the region operated by Papatel.

              In 1994, the Ministry awarded concession rights to own and operate local public telephone networks to KNC and Raba-Com under agreements which provide for annual concession fees based upon 0.1% and 1.5% of net telephone service revenues for the regions operated by KNC and Raba-Com, respectively.

              The concession agreements provide for, among other things, the subsidiaries to provide telephone service to specific numbers of customers by specified dates or be subject to possible monetary penalties and possibly reduction in the period of exclusivity. As of December 31, 2000, the Company believes it has fulfilled these service requirements in its concession areas in all material respects.

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

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


              The Ministry has stipulated in the Concession Contracts for Hungarotel and Papatel, as amended on June 3, 1996, that each of these two Operating Companies must meet certain Hungarian ownership requirements so that by the seventh anniversary of the amendment, Hungarian ownership must consist of at least 25% plus one share of the relevant Operating Company. For the seven-year period following the date of the amendment, Hungarian ownership must be at least 10%, except that during such period, such ownership may be reduced to as low as 1% for a period of up to two years. During such seven-year period, while the Hungarian ownership block is required to be at least 10%, such Hungarian ownership of a 10% equity holding in an Operating Company must have voting power of at least 25% plus one share, thus providing Hungarian owners the right to block certain transactions which, under Hungarian corporate law, require a supermajority (75%) of stockholders voting on the matter, such as mergers and consolidations, increases in share capital and winding-up.

              For these purposes, Hungarian ownership of shares means shares owned by Hungarian citizens. Shares owned by a corporation are considered Hungarian owned only in proportion to the Hungarian ownership of such corporation. The Operating Companies can also fulfill the 25% plus one share Hungarian ownership requirement by listing their shares on the Budapest Stock Exchange.

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

              Following  a capital  transaction  with Postabank in May 1999 (see
              Note 9) each of the Operating Companies is deemed in compliance with the 10% ownership requirement, however none of the Companies are currently in compliance with the 25% voting requirement. Failure to comply with the 25% Hungarian ownership requirement at the end of the seven-year period, which expires in 2003, might be considered a serious breach of a Concession Contract, giving the Ministry the right, among other things, to terminate the Concession Contracts. New regulations for the liberalized telecommunications market in 2002 may remove the Hungarian ownership requirement, but the content, effect or timing of any new regulations on this issue are unknown at the present time. However, in the event the ownership requirement is enforced, the Company believes that it will be able to restructure its ownership components in a manner satisfactory to the Ministry.

       (b)    Construction Commitments

              KNC has a long-term frame contract with Siemens which provides for the continued construction of a local telephone network and the addition of new subscribers in its service area. During 1999, the contract was amended to expand the number of subscribers the contractor must connect in order to complete the contract. This contract totals, with the amendment during 1999, approximately $20.0 million, $2.3 million of which remains to be expended.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

              Hungarotel has two contracts with Siemens for continued network expansion to meet current and expected future customer demand. The contracts totalled approximately $4.9 million, of which approximately $3.0 million remains to be expended in 2001. In connection with one of the Siemens contracts, Hungarotel is also building a new office building in one of its concession areas. The cost of the building is expected to be approximately $0.5 million, at December 31, 2000 exchange rates, the full amount of which will be expended in 2001.

        (c)   Leases

              The Company and its subsidiaries lease office and other facilities in the United States and Hungary, which require minimum annual rentals. Rent expense under operating lease agreements for the years ended December 31, 2000, 1999 and 1998, was $301,000,
              $395,000 and $199,000, respectively, and is included in operating and maintenance expenses. Lease obligations for each of the next five years, and in the aggregate thereafter, are as follows (at December 31, 2000 exchange rates): 2001, $327,000; 2002, $314,000;
              2003, $320,000; 2004, $323,000; and 2005, $327,000.

       (d)    Legal Proceedings

              Hungarotel is a defendant in a lawsuit brought in Hungary that alleges breach of contract. The plaintiff was seeking payment of approximately HUF 222 million (approximately $780,000 at December 31, 2000 exchange rates) plus interest. By a judgement in October 2000, a Hungarian court made an award in favor of the plaintiff in the amount of HUF 77.7 million (approximately $273,000 at December 31, 2000 exchange rates) plus interest. As of December 31, 2000, interest and costs stood at approximately HUF 141.5 million (approximately $497,000 at December 31, 2000 exchange rates). The Company continues to believe that it has satisfactory defenses against the claims and has filed an appeal with the Hungarian Supreme Court against this judgement. The Company has accrued in its financial statements an amount which it believes will be sufficient to satisfy the ultimate cost of resolving this litigation.

              During 1996 and 1997, Hungarotel entered into several construction contracts with a Hungarian contractor which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. By January 1998 it became clear to Hungarotel that there were problems with the work undertaken by the contractor and Hungarotel rejected invoices in the amount of approximately HUF 700 million (approximately $2.5 million at December 31, 2000 exchange rates) for, among other reasons, the contractor's failure to meet the contractual capacity requirements and breaches of warranties regarding the quality of work. During 1998 the Company and the contractor engaged in settlement discussions in order to resolve these issues but were unable to reach a settlement. Following a series of transactions with the contractor's major creditor, the Company was able to settle, through legal offset, the contractor's claims arising from the accepted but unpaid invoices. In addition, in March 1999, Hungarotel acquired a HUF 3.1 billion (approximately $10.9 million at December 31, 2000 exchange rates) net claim against the contractor in order to strengthen its position in any potential procedures initiated by the contractor. The contractor is seeking payment under separate invoices in the amount of approximately $24 million for work which the Company is disputing

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


              because of quality and quantity issues. The Company still has claims against the contractor of approximately $31 million which is more than the contractor's claim. In December 1999, a debt collection company initiated debt collection proceedings against the Hungarian contractor for non-payment of various debts. In June 2000, the debt collection company claimed the benefit of certain invoices that the contractor had issued to Hungarotel in the amount of HUF 455 million (approximately $1.6 million at December 31, 2000 exchange rates), stating that the contractor had assigned those invoices to it "as security" in the debt collection proceedings. Hungarotel rejected the debt collection company's claim for, among other reasons, the absence of a right by the contractor to assign the invoices and that, in any event, Hungarotel has a substantive defense and counterclaim on the merits to the underlying claim on the invoices. A court hearing regarding the HUF 455 million claim plus interest and costs is scheduled for the early spring 2001. The Company believes that it will prevail.

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

              Papatel is involved in a dispute with the Hungarian taxing authorities (the "APEH") pursuant to which the APEH alleges Papatel owes HUF 26 million (approximately $91,000 at December 31, 2000 exchange rates) for various reasons. Papatel believes that the APEH claim is without merit and is vigorously defending itself against such claims.

              The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and those described above will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

 (9)   Common Stock and Cumulative Convertible Preferred Stock

       On September 30, 1998, the Company entered into certain agreements with certain wholly-owned subsidiaries of Citizens Utilities Company (Citizens Utilities Company and its subsidiaries are hereinafter referred to as "Citizens") pursuant to which the Company issued 100,000 shares of Common Stock (see Note 12). The value of the shares on the date of issue totaled $513,000 which was recorded as an increase to Common Stock and additional paid-in capital.

       During 1998, the Company issued 18,469 shares of Common Stock as contingent consideration related to the acquisition of Hungarotel and Papatel in 1995, per the acquisition agreement.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


       On May 12, 1999, the Company and Tele Danmark A/S ("TD") entered into a Stock Purchase Agreement (the "TD Stock Purchase Agreement") pursuant to which the Company issued 1,571,429 shares of the Company's common stock in exchange for $11 million. The Company applied the proceeds from the TD Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility (see Note 5).

       On May 12, 1999, the Company and the Danish Fund for Central and Eastern Europe (the "Danish Fund") entered into a Stock Purchase Agreement (the "Danish Fund Stock Purchase Agreement") pursuant to which the Company issued 1,285,714 shares of the Company's common stock in exchange for $9 million. The Company applied the proceeds from the Danish Fund Stock Purchase Agreement to the repayment of the Original Postabank Credit Facility (see Note 5).

       On May 12, 1999, the Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement") pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Cumulative Convertible Preferred Stock, par value $0.01 (the "Preferred Stock") in consideration for the extinguishment of liabilities the Company had with Citizens (see
       Note 12). The value of the common stock on the date of issue totaled $9,100,000 and was recorded as an increase to Common Stock and additional paid-in capital. The value of the preferred shares on the date of issue totaled $2,100,000 which was recorded as an increase to Cumulative Convertible Preferred Stock and additional paid-in capital. Citizens, as the holder of the Cumulative Convertible Preferred Stock, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may, at its option, redeem the Preferred Stock at any time. The Cumulative Convertible Preferred Stock is convertible into shares of the Company's common stock on a one for ten basis.

       On May 12, 1999, the Company and Postabank entered into a Securities Purchase Agreement (the "Postabank Securities Purchase Agreement") pursuant to which Postabank purchased 2,428,572 shares of the Company's common stock for an aggregate purchase price of $34 million. The Postabank Securities Purchase Agreement provides for one person designated by Postabank to be nominated for election to the Company's Board of Directors. Postabank can only transfer such shares incrementally through 2003 subject to the Company's right of first refusal. The Company's right of first refusal expires in January 2003 and is assignable by the Company to any beneficial holder of more than 10% of the Company's outstanding common stock. The Company applied the proceeds from the stock issuance to the repayment of the Original Postabank Credit Facility (see Note 5). Pursuant to the Postabank Securities Purchase Agreement, the Company issued notes to Postabank in an aggregate amount of $25 million with detachable warrants (see Note
       5).

       During the fourth quarter of 2000, the Company entered into an agreement with the International Finance Corporation ("IFC") pursuant to which the IFC agreed to exchange its 20% ownership interest in Papatel for a total of 72,000 shares of the Company's Common Stock. The value of the shares on the date of issue totaled $333,000, which was recorded as an increase to Common Stock and additional paid-in capital.

       As of December 31, 2000 and 1999, the Company had 30,000 shares of its cumulative convertible preferred stock, with a $70.00 liquidation value, outstanding. Any holder of the cumulative convertible preferred stock is entitled to receive cumulative cash dividends payable in arrears, at an annual rate of 5%, compounded annually on the liquidation value of $70.00 per share. As of December 31, 2000 and 1999, the total arrearage on the cumulative convertible preferred stock was $175,000 and $68,000, respectively, and is included in due to related parties. The Company is currently legally prohibited under Delaware law from paying any dividends on the cumulative convertible preferred stock.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

       The Company has reserved 3,734,637 shares as of December 31, 2000 for issuance under stock option plans, compensation agreements, warrants and under the conversion terms applicable to its outstanding cumulative convertible preferred stock.

 (10)  Stock Based Compensation

       Stock Option Plans

       The Company adopted a stock option plan (the "Plan") in April 1992 which provided for the issuance of an aggregate of 90,000 stock options, which has since been increased following stockholder approval, to 1,250,000 as of December 31, 2000. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. The plan is administered by the Board of Directors, which may designate a committee to fulfill its responsibilities. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2000, 853,490 options provided for by the Plan had been issued, of which 196,100 were exercised and 657,390 remained outstanding.

       During 1998, a former officer exercised options to purchase 51,750 shares of Common Stock at $4.00 per share. Proceeds from the exercise of these options totaled $207,000. During 2000, a former officer exercised options to purchase 28,600 shares of Common Stock at $8.00 per share. Proceeds from the exercise of these options totaled $228,800. The options exercised were issued from the Company's stock option plan.

       In 1997, the Company adopted a director stock option plan (the "Directors' Plan") which provides for the issuance of an aggregate of 250,000 stock options. Options granted under the Directors' Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2000, 90,000 options provided for by the Directors' Plan had been issued, of which 10,000 were exercised and 80,000 remained outstanding.

       During 2000, a former director exercised options, granted from the Directors' Plan, to purchase 5,000 shares of Common Stock at $6.78 per share. Proceeds from the exercise of these options totaled $33,900.

       The Company applies APB Opinion No. 25 and related interpretations in measuring compensation cost under its stock based compensation plans, including the Directors' Plan. As a result, no compensation expense has been recognized by the Company with regard to employee and director awards under its stock option plans, as the exercise price of all options has equaled or exceeded the fair market value of the Company's common stock price at the respective grant dates. Had the Company determined compensation cost for options issued under the plans based on the fair value at the grant date in conformity with SFAS No. 123, the Company's net pro forma income (loss) and Earnings (Loss) Per Share would have been as follows:

                                                         2000         1999        1998
                                                           ----       ----        ----
                                                                (in thousands)

           Net  income (loss)          As reported     ($5,331)     $3,172     ($50,612)
                                         Pro forma     ($5,850)     $2,526     ($51,065)

           Earnings (loss) per share   As reported      ($0.45)      $0.33       ($9.53)
                                         Pro forma      ($0.50)      $0.27       ($9.62)

       For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) a risk free rate of 6.69% in 2000, 5.03% in 1999 and 5.58% in 1998, (2) an
       expected life of 6 years for 2000, 5 years for 1999 and 6 years for 1998, and (3) volatility of approximately 72% for 2000, 81% for 1999 and 84% for 1998.
                                     F-22

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


       The following is a summary of stock options, including those issued under the Plan and Directors' Plan referred to above, and other compensation agreements which were granted, exercised and cancelled for the three years ended December 31, 2000:

                                                        Outstanding      Option Price
                                                        Options          Per Share
              ------------------------------------- ---------------- ------------------
                     December 31, 1997                   758,097          $3.60-$20.00
                     Granted                             151,000          $5.81-$8.00
                     Exercised                          (56,400)          $3.60-$4.00
                     Cancelled                                 -               -
              ------------------------------------- ---------------- ------------------
                     December 31, 1998                   852,697          $4.00-$20.00
                     Granted                             189,990          $3.25-$6.00
                     Exercised                                 -               -
                     Cancelled                         (116,950)          $8.00-$20.00
              ------------------------------------- ---------------- ------------------
                     December 31, 1999                   925,737          $3.25-$14.00
                     Granted                             140,000          $5.93-$6.21
                     Exercised                          (33,600)          $6.78-$8.00
                     Cancelled                          (97,500)          $9.44-$12.25
              ------------------------------------- ---------------- ------------------
                     December 31, 2000                   934,637          $3.25-$14.00
              ------------------------------------- ---------------- ------------------

       The following table summarizes information about shares subject to outstanding options as of December 31, 2000 which were issued to current or former employees, or directors pursuant to the Plan, Directors' Plan, employment or other agreements.

                                Options Outstanding                      Options Exercisable
                                -------------------                      -------------------
                                                              Weighted-
                                          Weighted-           Average                            Weighted-
       Number           Range of          Average             Remaining Life     Number          Average
       Outstanding      Exercise Prices   Exercise Price      in Years           Exercisable     Exercise Price
       -----------      ---------------   --------------      --------------     -----------     --------------

           543,237     $3.25-$6.78            $4.80             3.69             523,237         $4.75
           176,400     $8.00-$9.44            $8.58             2.23             176,400         $8.58
            15,000        $11.69             $11.69             1.83              15,000        $11.69
           200,000        $14.00             $14.00             0.58             200,000        $14.00
           -------                                                               -------
           934,637     $3.25-$14.00           $7.60             2.72             914,637         $7.63
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

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


       In December 1995, the Company entered into employment agreements with three executives, which provided for, among other things, the granting of a total of 102,500 shares of Common Stock. The Common Stock grants vested over a four-year period from the effective date of each agreement. As a result of these employment agreements, in 1995 the Company recorded an increase in additional paid-in-capital of $1,050,000, and a corresponding increase in deferred compensation, which was being amortized over the vesting period. During 1998, the Company canceled 25,000 shares of the total 102,500 shares granted in December 1995. As a result of the cancellation, the Company recorded a decrease in additional paid-in-capital of $256,000, and a corresponding decrease in deferred compensation.

       In November 1999, the Company cancelled 30,000 fully vested employee stock options previously issued with an original exercise price of $8.00 per share and an expiration date of March 31, 2003, and issued 30,000 options with like terms except that the newly issued options have been granted with an exercise price of $5.46 per share, the fair value of such options at the date of modification. The Company has recognized approximately $45,000 of compensation income in 2000 and $54,000 of compensation expense in 1999 as a result of the modification.


 (11) Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities
       -------------------------------------------------------------------------

       The reconciliation of net income (loss) to net cash provided by operating activities for the years ended December 31, 2000, 1999 and 1998 follows:


                                                                   2000          1999          1998
                                                                   ----          ----          ----
                                                                            (in thousands)
       Net income (loss)                                    $    (5,331)        3,172       (50,612)
       Adjustments to reconcile net income to
           net cash provided by operating activities:
              Depreciation of property, plant and
                     equipment                                    8,772        11,008        10,598
              Amortization of intangibles                           656           774           962
              Asset write-downs                                     183           237            45
              Non-cash compensation                                 (45)           54           339
              Unrealized foreign currency loss                    5,050         2,580           353
              Extraordinary items, net                                -       (20,193)            -
              Termination charges                                     -             -        11,131
              Other (income)/expense                                 38        (1,177)         (787)
              Unpaid/non-cash interest                            1,478        16,345        36,494
           Changes in operating assets and liabilities:
              Accounts receivable                                   654        (1,277)        2,199
              Restricted cash                                        (9)           60           444
              VAT receivable                                          -             -         2,503
              Other assets                                         (754)        2,508         1,461
              Accounts payable and accruals                      (1,473)        4,929        (6,156)
              Due to related parties                               (928)         (498)        2,144
                                                                --------      --------      -------
       Net cash provided by operating activities            $     8,291        18,522        11,118
                                                                =======       =======       =======


       Cash paid during the year for:
              Interest                                      $    12,526        10,521         9,362
                                                                =======       =======       =======

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

       Summary of non-cash transactions:

       During 2000 the Company:

       o Issued 72,000 shares of Common Stock valued at $333,000 to the IFC in exchange for its interest in one operating subsidiary.

       During 1999 the Company:

       o Issued 1,300,000 shares of Common Stock valued at $9,100,000 and 30,000 shares of Cumulative Convertible Preferred Stock valued at $2,100,000 in settlement of an $8.4 million promissory note and Citizens' renouncement and forgiveness of any rights whatsoever in respect of the $21 million aggregate amount payable to Citizens beginning in 2004.
       o Modified the exercise price on 30,000 stock options issued to an executive pursuant to a termination agreement.

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

 (12)  Related Parties

       Transactions entered into with certain related parties are as follows:

       (a)    Transactions with former officers and directors

              On July 26, 1996, the Company entered into Termination and Release Agreements, Consulting Agreements and Non-competition Agreements with its former Chairman and Chief Executive Officer, former Vice Chairman and former Chief Financial Officer, Treasurer, Secretary and Director. Pursuant to these agreements, the Company agreed to make payments for severance, consulting fees and non-compete agreements amounting to $7.25 million, in equal monthly installments over a 72 month period commencing August 31, 1996, and also issued options to purchase 200,000 shares of Common Stock at an exercise price of $14.00 per share. These commitments are supported by letters of credit. The Company recorded a charge of approximately $6.3 million in 1996 and has made payments aggregating approximately $1,208,000 in each of 2000, 1999 and 1998 related to these agreements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


       (b)    Transactions with Tele Danmark A/S

              After the transaction with Tele Danmark, as discussed in Note 9, TD's share ownership in the Company is 21.2% of the Company's outstanding common stock as of December 31, 2000. TD has been granted preemptive rights to maintain its ownership percentage.

       (c)    Transactions with the Danish Fund

              As a result of the transaction with the Danish Fund, as discussed in Note 9, the Danish Fund's share ownership in the Company is 10.6% of the Company's outstanding common stock as of December 31, 2000.

       (d)    Transactions with Postabank

              As a result of the transactions with Postabank discussed in Notes 4, 5 and 9, Postabank's share ownership in the Company is 20.1% of the Company's outstanding common stock as of December 31, 2000.

       (e)    Transactions with Citizens

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

               Such agreements provided for, among other things, (i) the termination of a Master Agreement dated as of May 31, 1995 between the Company and Citizens; (ii) the issuance by the Company to Citizens of 100,000 shares of the Company's common stock and a promissory note in the principal amount of $8,374,498 in settlement of $9.6 million accrued fees and expenses due and payable to Citizens under the Management Services Agreement;
               (iii) the termination of the Management Services Agreement; (iv) payments by the Company to Citizens in the aggregate amount of $21,000,000 payable in 28 quarterly installments from 2004 through and including 2010 in part as consideration for Citizens' agreement to terminate the Management Services Agreement and in part as consideration for certain consulting services to be provided by Citizens to the Company from 2004 through and including 2010; (v) the grant by the Company to Citizens of certain preemptive rights in connection with any public or private issuances by the Company of shares of its common stock to purchase within 30 days for cash such number of shares of the Company's common stock sufficient to maintain Citizens' then existing percentage ownership interest of the Company's common stock on a fully diluted basis; and (vi) the right of one Citizens designee to the Company's Board of Directors to be renominated for reelection to the Company's Board of Directors for so long as Citizens owns at least 300,000 shares of the Company's common stock.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


              The Company recorded a charge totaling $11.1 million in 1998 representing the present value of the $21 million aggregate amount payable to Citizens beginning in 2004.

              The agreements included an Amended, Restated and Consolidated Stock Option Agreement (the "Restated Stock Option Agreement") pursuant to which the Company granted Citizens an option to purchase 2,110,896 shares of the Company's common stock at a price of $13.00 per share with an expiration date of July 1, 1999 in settlement of Citizens' accrued preemptive rights. The Restated Stock Option agreement also acknowledged Citizens existing options to date to purchase an aggregate of 4,511,322 shares of the Company's common stock at exercise prices ranging from $12.75 to $18.00 per share with an expiration date of September 12, 2000. The cost of this consideration to the Company, representing the fair value of the newly granted options in settlement of Citizen's accrued preemptive rights, amounted to $121,000. The fair value of the newly granted options was determined using the Black-Scholes option pricing model. The Company reflected this cost as a charge in 1998. All of the Citizens options have expired unexercised.

              On May 12, 1999, the Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement') pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Cumulative Convertible Preferred Stock, par value $0.01 (the "Preferred Stock"). In consideration for such shares, Citizens (i) transferred to the Company for cancellation the $8,374,000 promissory note issued by the Company to Citizens which was to mature in 2004, (ii) forgave half of the accrued interest due on the promissory note through May 15, 1999 and (iii) agreed to renounce and forego any rights whatsoever to any payment of the $21 million which was payable by the Company to Citizens in quarterly installments of $750,000 each from 2004 through and including 2010. The Citizens Stock Purchase Agreement provided that if the average closing price of the Company's common stock for the twenty (20) trading days ending March 31, 2000 was less than $7.00 per share, then HTCC would issue additional Preferred Stock to Citizens. The average closing price of the Company's common stock for the above mentioned period was more than $7.00 per share and as a result, no additional shares of HTCC Preferred Stock have been issued to Citizens. Citizens also waived any and all preemptive and anti-dilution rights in connection with the transactions described in Notes 5 and 9. As a result of the Stock Purchase Agreement with Citizens, the Company recorded extraordinary income of $9.0 million during the second quarter of 1999, which represented the gain on the extinguishment of the liabilities the Company had with Citizens.

              After the above transactions, on December 31, 2000 Citizens held 19.1% of the Company's outstanding common stock.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


       Amounts payable to related parties as of December 31, 2000 and 1999, excluding long-term debt, were as follows:

                                                         2000             1999
                                                         ----             ----
       Payable to former officers and directors    $   1,727,000    $  2,656,000
       Due to Citizens                                   175,000          68,000
                                                       ---------    ------------
                                                   $   1,902,000    $  2,724,000
                                                       =========    ============

(13)     Extraordinary Items

       The extraordinary item in 1999 resulted from a series of transactions as follows:

        Gain on extinguishment of amounts due under a contractor
        financing facility (see Note 5)                             $18,161,000
        Gain on extinguishment of liabilities to Citizens (see Note
        12(e))                                                        9,039,000
        Less: write-off of unamortized deferred financing costs and credits pertaining to the Original Postabank Credit
        Facility (see Note 5)                                        (6,255,000)
                                                                   -------------
                                                                    $20,945,000
                                                                   =============
(14)   Employee Benefit Plan

       Effective December 1996, the Company established a 401(k) salary deferral plan (the "401(k) Plan") on behalf of its U.S. employees. The 401(k) Plan is a qualified defined contribution plan and allows participating employees to defer up to 15% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company has the discretion to match contributions made by the employee. No matching contributions were made by the Company in 2000, 1999 or 1998.


(15)   Segment Disclosures

       The Company operates in a single industry segment, telecommunications services. The Company's operations involve developing and constructing a modern telecommunications infrastructure in order to provide a full range of the Company's products and services in its five concession areas in Hungary. While the Company's chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated based on the delivery of multiple services to customers over an integrated network. Substantially all of the Company's assets are located in Hungary and all of its operating revenues are generated in Hungary.

       Products and Services

       The  Company   groups  its  products  and  services  into  the  following categories:

       Telephone Services - local dial tone and switched products and services that provide incoming and outgoing calls over the public switched network. This category includes reciprocal compensation revenues and expenses (i.e. interconnect).

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


       Network Services - point-to-point dedicated services that provide a private transmission channel for the Company's customers' exclusive use between two or more locations, both in local and long distance applications.

       Other Service and Product Revenues - PBX hardware sales and service revenues, as well as miscellaneous other telephony service revenues

       The revenues generated by these products and services for the years ended December 31 were as follows:

                         (in thousands)       2000         1999       1998
                                              ----         ----       ----

           Telephone services               $39,867     $42,088      $35,969
           Network services                   2,398       2,193        1,402
           Other service and product
              revenues                          709       1,157        1,336
                                            -------      -------      ------
                                            $42,974     $45,438      $38,707
                                           ========     =======      =======

       Major Customers

       For the years ended December 31, 2000, 1999 and 1998, none of the Company's customers accounted for more than 10% of the Company's total revenue.

                Schedule of Quarterly Financial Data (unaudited)


                                 December 31      September 30      June 30       March 31
                                     (amounts in thousands, except per share amounts)

Fiscal 2000 quarters ended:
 Net revenues*                   $   10,288     $   10,662    $    10,887     $   11,137
 Operating income                     3,623          4,368          4,466          4,012
 Net income (loss) available for
   common stockholders                  954         (2,700)          (209)        (3,456)

 Earnings (loss) per share:
   Net income (loss)             $     0.08     $   (0.22)    $     (0.02)    $    (0.29)
                                   ========       ========        ========       ========

Fiscal 1999 quarters ended:
 Net revenues                    $   12,274     $   11,169    $    10,790     $    11,205
 Operating income                     4,900          3,796          3,537           3,956
 Income (loss) before
   extraordinary items               (2,055)        (2,736)        (4,968)         (8,014)
 Extraordinary items, net**               -              -         20,945               -
 Net income (loss) available
   for common stockholders           (2,082)        (2,763)        15,963          (8,014)

 Earnings (loss) per share:
   Before extraordinary items    $    (0.17)    $    (0.23)   $     (0.55)    $     (1.49)
   Extraordinary items                    -              -           2.32               -
                                   --------       --------       --------         --------
   Net income (loss)             $    (0.17)    $    (0.23)   $      1.77     $     (1.49)
                                   ========       ========       ========         ========


* Revenues for the first three quarters of 2000, as previously reported, have been restated to reflect a change in accounting for connection fees in conformity with the SEC's Staff Accounting Bulletin No. 101. The effect of this change resulted in net revenues, as previously reported, increasing for the quarters ended September 30, June 30, and March 31 by $258,000, $231,000 and $306,000, respectively.

**For a description of the second quarter 1999 extraordinary items, see Note 13 of Notes to Consolidated Financial Statements.

                         Schedule II - Valuation Accounts


                        Balance at      Provision for                Balance
                        the Beginning   Bad Debt       Translation   at the End
        DESCRIPTION     of Year         Expense        Adjustment    of Year
                        -----------------------------------------------------
Allowance for doubtful
accounts receivable

Year ended
December 31, 1998        $540,000       $469,000     ($47,000)       $962,000
                        =========      =========      ========      =========
Year ended
December 31, 1999        $962,000       $227,000    ($159,000)     $1,030,000
                        =========      =========      ========      =========
Year ended
December 31, 2000      $1,030,000       $230,000    ($120,000)     $1,140,000
                        =========      =========      ========      =========

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


                                Index to Exhibits

Exhibit No.    Description

10.6 Hungarian Telephone and Cable Corp. Non-Employee Director Stock Option Plan, as amended as of May 25, 2000.

10.8           Employment Agreement  between Hungarian Telephone and Cable Corp.
               and Ole Bertram as amended as of January 31, 2001.

21             Hungarian Telephone and Cable Corp. Subsidiaries.

23             Consent of KPMG Hungaria Kft.

27.1           Financial Data Schedule.