Form 10-Q
period 2001-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2001-05-10
CIK 889949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001     Commission file number 1-11484
                               --------------




                       HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact name of registrant as specified in its charter)



              Delaware                                         13-3652685
---------------------------------------               --------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)



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



Common Stock, $.001 par value                      12,103,180 Shares
(Class)                                            (Outstanding at May 10, 2001)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                         Page No.
                                                                       --------

   Consolidated Condensed Balance Sheets                                   2
   Consolidated Condensed Statements of Operations and
        Comprehensive Income (Loss)                                        3
   Consolidated Condensed Statements of Stockholders' Deficiency           4
   Consolidated Condensed Statements of Cash Flows                         5
   Notes to Consolidated Condensed Financial Statements                    6
   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          10

Part II. Other Information                                                17

Signature                                                                 19

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                          Item 1. Financial Statements
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)


                                      Assets                                 March 31, 2001      December 31, 2000
                                      ------                                 --------------      -----------------
                                                                              (unaudited)
Current assets:
    Cash and cash equivalents                                                $     15,730            $     15,596
    Restricted cash                                                                   107                     107
    Accounts receivable, net                                                        5,601                   5,511
    Other current assets                                                            1,474                   2,917
                                                                             ------------            ------------

           Total current assets                                                    22,912                  24,131
Property, plant and equipment, net                                                 94,131                 101,670
Goodwill, less accumulated amortization                                             5,745                   6,331
Other intangibles, less accumulated amortization                                    3,531                   3,806
Deferred costs                                                                      7,358                   8,212
Other assets                                                                        5,381                   3,168
                                                                             ------------            ------------

Total assets                                                                 $    139,058            $    147,318
                                                                             ============            ============

                        Liabilities and Stockholders' Deficiency
Current liabilities:
    Current installments of long-term debt                                   $      7,616            $      8,063
    Short-term loans                                                                3,523                   3,722
    Accounts payable                                                                  711                   2,577
    Accruals                                                                        6,793                   5,307
    Other current liabilities                                                       1,088                   1,725
    Due to related parties                                                          1,285                   1,226
                                                                             ------------            ------------

           Total current liabilities                                               21,016                  22,620
Long-term debt, excluding current installments                                    119,126                 124,814
Due to related parties                                                                392                     676
Deferred credits and other liabilities                                              9,098                  10,086
                                                                             ------------            ------------

Total liabilities                                                                 149,632                 158,196
                                                                             ------------            ------------
Commitments and Contingencies
Stockholders' deficiency:
    Cumulative Convertible Preferred stock, $.01 par value;
       $70.00 liquidation value.  Authorized 200,000 shares;
       issued and outstanding 30,000 shares in 2001 and 2000                           -                       -
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       12,103,180 shares in 2001 and 12,087,179 in 2000                               12                      12
    Additional paid-in capital                                                    144,786                 144,601
    Accumulated deficit                                                          (170,899)               (170,143)
    Accumulated other comprehensive income                                         15,527                  14,652
                                                                             ------------            ------------
           Total stockholders' deficiency                                         (10,574)                (10,878)
                                                                             ------------            ------------
Total liabilities and stockholders' deficiency                               $    139,058            $    147,318
                                                                             ============            ============

     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
 Consolidated Condensed Statement of Operations and Comprehensive Income (Loss)
              For the Three Month Periods Ended March 31, 2001 and
              2000 (In thousands, except share and per share data)

                                   (unaudited)



                                                     2001                 2000
                                                     ----                 ----

Telephone service revenues, net                $    11,232          $    11,137
Operating expenses:
    Operating and maintenance expenses               4,276                4,624
    Depreciation and amortization                    2,327                2,501
                                               -----------          -----------

    Total operating expenses                         6,603                7,125
                                               -----------          -----------
Income from operations                               4,629                4,012
Other income (expenses):
    Foreign exchange losses, net                    (2,136)              (1,978)
    Interest expense                                (3,665)              (5,927)
    Interest income                                    414                  460
    Other, net                                          28                    3
                                               -----------          -----------

Net loss                                       $      (730)         $    (3,430)

Cumulative convertible preferred stock
   dividends (in arrears)                             (26)                 (26)
                                               -----------          -----------

Net loss ascribable to common stockholders            (756)              (3,456)

Comprehensive income adjustments                       875                  972
                                               -----------          -----------

Total comprehensive income (loss)              $       119          $    (2,484)
                                               ===========          ============


Net loss per common share - basic and diluted  $     (0.06)         $     (0.29)
                                               ===========          ===========

Weighted average number of common shares
Outstanding - basic and diluted                $12,090,268          $11,989,428
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

                                   (unaudited)



                                                                                                    Accumulated
                                                                                                       Other            Total
                                        Common     Preferred      Additional       Accumulated     Comprehensive    Stockholders'
                              Shares      Stock      Stock      Paid-in Capital      deficit          Income         Deficiency
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31,
2000                        12,087,179    $ 12         -            144,601         (170,143)         14,652         $ (10,878)

Exercise of options and
   pre-emptive rights         16,001        -          -              114               -                -               114

Modification of option          -           -          -              71                -                -               71
terms
                                -           -          -               -               (26)              -              (26)
Cumulative convertible
   preferred stock
dividends
   (in arrears)

Net loss                        -           -          -               -              (730)              -              (730)

Foreign currency
translation                     -           -          -               -                -               875              875
   adjustment
------------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 2001  12,103,180    $ 12         -            144,786         (170,899)         15,527         $ (10,574)
------------------------------------------------------------------------------------------------------------------------------------



     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
            For the Three Month Periods Ended March 31, 2001 and 2000
                                 (In thousands)

                                   (unaudited)


                                                                            2001                       2000
                                                                            ----                       ----
Net cash provided by operating activities                             $    4,234                       4,901
                                                                      ----------                 -----------
Cash flows from investing activities:
    Construction of telecommunication networks                              (643)                       (976)
    Increase in construction deposits                                     (2,613)                         (1)
    Proceeds from sale of assets                                              22                          31
                                                                      ----------                 -----------

           Net cash used in investing activities                          (3,234)                       (946)
                                                                      ----------                 -----------
Cash flows from financing activities:
    Repayment of long-term debt                                                -                         (30)
    Proceeds from exercise of options and pre-emptive rights                 114                         217
                                                                      ----------                 -----------
           Net cash provided by financing activities                         114                         187
                                                                      ----------                 -----------
Effect of foreign exchange rate changes on cash                             (980)                     (1,058)
                                                                      -----------                -----------

Net increase in cash and cash equivalents                                    134                       3,084

Cash and cash equivalents at beginning of period                          15,596                      17,197
                                                                      ----------                 -----------

Cash and cash equivalents at end of period                            $   15,730                      20,281
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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)


(1)      Summary of Significant Accounting Policies

         (a)      Basis of Presentation

                  The accompanying consolidated condensed financial statements of Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") have been prepared without audit and, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair presentation. Results for interim periods are not necessarily indicative of the results for a full year.

                  The accompanying consolidated condensed financial statements include the financial statements of the Company and its majority owned subsidiaries; Kelet-Nograd Com Rt., ("KNC"), Raba-Com Rt., ("Raba-Com"), Hungarotel Tavkozlesi Rt. ("Hungarotel"), Papa es Tersege Telefon Koncesszios Rt. ("Papatel") (KNC, Raba-Com, Hungarotel and Papatel is each an Operating Company and together, the "Operating Companies"), HTCC Consulting Rt. ("HTCC Consulting") and Pilistav Rt. ("Pilistav"). All material intercompany balances and transactions have been eliminated.

                  The accompanying consolidated condensed financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiaries for the year ended December 31, 2000, including the notes thereto, set forth in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

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

                  Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as those used for computing basic loss per common share for each of the periods ended March 31, 2001 and 2000.

                  The Company had potentially dilutive common stock equivalents of 3,869,908 and 8,246,659 for the periods ended March 31, 2001 and 2000, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

         (c)      Foreign Exchange Financial Instruments

                  Foreign exchange financial instrument contracts are utilized by the Company to manage certain foreign exchange rate risks. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

(2)      Cash, Cash Equivalents and Restricted Cash

         (a)      Cash

                  At March 31, 2001, cash of $3,599,000 comprised the following:
                  $178,000 on deposit in the United States, and $3,421,000 consisting of $171,000 denominated in U.S. dollars and the equivalent of $3,250,000 denominated in Hungarian Forints on deposit with banks in Hungary.

         (b)      Cash Equivalents

                  Cash equivalents amounted to approximately $12,131,000 at March 31, 2001 and consisted of Hungarian government securities, denominated in Hungarian Forints, purchased under agreements to resell which mature within three months.

         (c)      Restricted Cash

                  At March 31, 2001, approximately $14,000 of cash denominated in U.S. Dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $93,000 was restricted pursuant to certain arrangements with other parties.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

(3)      Related Parties

         Current and long-term amounts due to related parties totalling $1,677,000 at March 31, 2001 is comprised of the following: $201,000 due to a subsidiary of Citizens Communications Company, representing cumulative preferred stock dividends in arrears, and $1,476,000 representing payments due to three former officers under separate termination, consulting and non-competition agreements. The Company paid approximately $302,000 during each of the three months ended March 31, 2001 and 2000 to three former officers under these agreements.

(4)      Segment Disclosures

         The Company operates in a single industry segment, telecommunications services. The Company has constructed a modern telecommunications infrastructure in order to provide a full range of the Company's products and services in its five concession areas in Hungary. While the Company's chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated based on the delivery of multiple services to customers over an integrated network. Substantially all of the Company's assets are located in Hungary and all of its operating revenues are generated in Hungary.

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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements


                                   (unaudited)

         The revenues generated by these products and services for the periods ended March 31 were as follows:

                   ($ in thousands)                   2001                 2000
                                                      ----                 ----

           Telephone services                      $10,395              $10,392
           Network services                            618                  551
           Other service and product
              revenues                                 219                  194
                                                   -------              -------
                                                   $11,232              $11,137
                                                   =======              =======

         Major Customers

         For the periods ended March 31, 2001 and 2000, none of the Company's customers accounted for more than 10% of the Company's total revenues.


(5)      Derivative Instruments and Hedging Activities

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138"). Accordingly, the Company carries its foreign currency forward contracts at fair value in its consolidated balance sheet. The fair value is based on forward rates provided by the counterparty bank with which the Company has entered into the forward contract. The foreign currency forward contracts the Company has entered into do not qualify for hedge accounting, as defined under SFAS 133 and 138, and accordingly changes in the fair value of the forward contracts are reported in the consolidated statement of operations and comprehensive income, as a part of net foreign exchange losses.

         Prior to the adoption of SFAS 133 and 138, the Company accounted for its foreign currency forward contracts under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). The transition adjustment on adoption of SFAS 133 and 138 was not material and has not been separately presented as the effect of a change in accounting principle. The fair value of the Company's foreign currency forward contracts at March 31, 2001 and December 31, 2000 are approximately $49,000 and $13,000, respectively.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") is engaged primarily in the provision of telecommunications services through its operating subsidiaries, Kelet-Nograd Com Rt. ("KNC"), Raba Com Rt. ("Raba-Com"), Papa es Tersege Telefon Koncesszios Rt. ("Papatel") and Hungarotel Tavkozlesi Rt. ("Hungarotel"). The Company earns substantially all of its telecommunications revenue from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer's discretion).

         During 1996 and 1997, the Company embarked on a significant network development program which met its substantial demand backlog, increased the number of basic telephone access lines in service and modernized existing facilities. The development and installation of the network in each of the Company's operating areas required significant capital expenditures.

         The Company achieved EBITDA1 of $7.0 million during the quarter ended March 31, 2001, up from EBITDA of $6.5 million for the quarter ended March 31, 2000. Now that the Company's networks are substantially built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and become profitable will depend upon a number of factors, including the Company's ability to attract additional customers and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies as well as market acceptance of telecommunications services in the Company's Operating Areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

         Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added approximately 145,000 access lines through March 31, 2001 to the approximately 61,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("MATAV"), the former State-controlled monopoly telephone company. The success of the Company's strategy is dependent upon its ability to increase revenues through increased usage and the addition of new subscribers.





--------
1 EBITDA is defined as net revenue less operating and maintenance expenses. The Company has included information concerning EBITDA because it understands that it is used by certain investors as one measure of a company's ability to service or incur indebtedness. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and is not necessarily comparable to similarly titled measures used by other companies. EBITDA should not be construed as an alternative to operating income or to cash flows from operating activities (as determined in accordance with U.S. generally accepted accounting principles) as a measure of liquidity.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Comparison of Three Months Ended March 31, 2001 and Three Months Ended March 31, 2000

         The Company's Hungarian subsidiaries functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2001 was 287.67, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2000 of 261.48. This 10% devaluation of the Hungarian forint against the U.S. dollar reflects the strengthening of the U.S. dollar against the Hungarian forint between the periods. When comparing the three months ended March 31, 2001 to the three months ended March 31, 2000, it should be noted that all U.S. dollar reported amounts have been affected by this 10% devaluation in the Hungarian subsidiaries' functional currency.

   Net Revenues - unaudited


                                                                                Quarter ended
                                                                                  March 31,
      (dollars in millions)                                                2001         2000        % change
      Measured service revenues                                           $ 7.4        $ 8.0            (8)
      Subscription revenues                                                 3.9          3.2            22
      Net interconnect charges                                             (1.6)        (1.6)            -
                                                                         ------        -----
      Net measured service and subscription revenues                        9.7          9.6             1
      Connection fees                                                       0.5          0.5             -
      Other operating revenues, net                                         1.0          1.0             -
                                                                         ------        -----
      Telephone Service Revenues, Net                                    $ 11.2        $11.1             1
                                                                         ======        =====

         The Company recorded a 1% increase in telephone service revenues to $11.2 million for the three months ended March 31, 2001 from $11.1 million for the three months ended March 31, 2000.

         Net measured service and subscription revenues increased 1% to $9.7 million for the three months ended March 31, 2001 from $9.6 million for the three months ended March 31, 2000. Measured service revenues decreased 8% to $7.4 million during the three months ended March 31, 2001 from $8.0 million during the three months ended March 31, 2000. Subscription revenues increased 22% to $3.9 million during the three months ended March 31, 2001 from $3.2 million during the three months ended March 31, 2000. Measured service revenues increased in functional currency terms by approximately 1% as a result of an increase in average access lines in service from approximately 200,900 for the three months ended March 31, 2000 to approximately 206,600 during the three months ended March 31, 2001, offset by an average 2.6% decrease in call tariffs between 2000 and 2001 as a result of continued tariff re-balancing which was introduced during 2000. Under tariff re-balancing, a more cost-driven payment structure is envisaged, with monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, as in many other countries over the past several years, cheaper local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the telecom industry, as a whole, is expected to be neutral. The increase in measured service revenues in functional currency terms, however, has been offset by the approximate 10% devaluation of the functional currency during the period and therefore measured service revenues show an 8% decrease quarter-on-quarter in

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


U.S. dollar terms. Subscription revenues increased in functional currency terms by approximately 32% as a result of continued tariff re-balancing, as well as the increase in average access lines in service. However, the increase in subscription revenues in functional currency terms has been offset by the approximate 10% devaluation of the functional currency between the periods and, therefore, subscription revenues show only a 22% increase in U.S. dollar terms.

         These revenues have been reduced by net interconnect charges which totalled $1.6 million during the three month periods ended March 31, 2001 and 2000. As a percentage of call and subscription revenues, net interconnect charges have remained consistent at 14% for each of the three month periods ended March 31, 2001 and 2000.

         Connection fees, which represent fees paid by customers to connect to the Company's networks, remained consistent at $0.5 million for each of the three month periods ended March 31, 2001 and 2000. During the fourth quarter of 2000, the Company implemented the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), with effect from January 1, 2000, which requires connection fees and corresponding direct incremental costs to be deferred and amortized over future periods. As a result of the implementation of SAB 101, certain connection fees and costs recognized in prior periods were deferred and are being amortized over the estimated average subscriber life of 7 years. The adoption of SAB 101 has not had a material impact on the Company's results of operations and the amortization of deferred connection fee revenue and associated direct incremental costs is included in net telephone service revenues and operating and maintenance expenses. The adoption of SAB 101 in the fourth quarter of 2000 caused connection fee revenues for the three months ended March 31, 2000 to be restated from what was previously reported of $0.2 million to $0.5 million.

   Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 7% to $4.3 million for the three months ended March 31, 2001 as compared to $4.6 million for the three months ended March 31, 2000. The adoption of SAB 101 in the fourth quarter of 2000 caused operating and maintenance expenses for the three months ended March 31, 2000 to be restated from what was previously reported of $4.3 million to $4.6 million. In functional currency terms, operating and maintenance expenses increased approximately 3% for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. This increase in functional currency terms is due to inflationary increases in costs at the Company's Hungarian subsidiaries. On a per line basis, operating and maintenance expenses decreased to approximately $21 per average access line for the three months ended March 31, 2001 from $23 for the three months ended March 31, 2000. The Company does not expect a significant decrease in operating and maintenance expenses in 2001 in U.S. dollar terms. However, on a per line basis, operating and maintenance costs are expected to continue to decline as additional access lines are added during 2001.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

 Depreciation and Amortization

         Depreciation and amortization charges decreased $0.2 million to $2.3 million for the three months ended March 31, 2001 from $2.5 million for the three months ended March 31, 2000. Depreciation and amortization charges increased in functional currency terms by approximately 2% due to additional capital expenditures. However, due to the devaluation of the Hungarian forint between the periods, depreciation and amortization charges for the three months ended March 31, 2001 have decreased in U.S. dollar terms compared to the three months ended March 31, 2000.

   Income from Operations

         Income from operations increased to $4.6 million for the three months ended March 31, 2001 from $4.0 million for the three months ended March 31, 2000. Contributing to such improvement were slightly higher net telephone service revenues and lower operating and maintenance expenses and lower depreciation and amortization charges.

   Foreign Exchange Losses

         Foreign exchange losses increased $0.1 million to $2.1 for the three months ended March 31, 2001 from $2.0 million for the three months ended March 31, 2000. Such foreign exchange losses resulted primarily from the devaluation of the Hungarian forint against the Company's U.S. dollar and euro denominated debt during the period. When non-Hungarian forint debt is converted into Hungarian forints, the Company reports foreign exchange losses on its consolidated financial statements when the Hungarian forint devalues against such non-forint currencies during the reporting period. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

   Interest Expense

         Interest expense decreased to $3.7 million for the three months ended March 31, 2001 from $5.9 million for the three months ended March 31, 2000. This $2.2 million decrease is attributable to lower interest rates paid on borrowings in currencies other than the Hungarian forint. As a result of the Company's medium-term credit facility entered into in April 2000, the Company's borrowings went from being mostly Hungarian forint denominated to mostly euro denominated. Thus the decrease reflects the lower interest rates paid on borrowings in euros compared to Hungarian forints. As a result of the Company's medium-term credit facility entered into in April 2000, the Company's weighted average interest rate on its debt obligations went from 14.38% for the three months ended March 31, 2000, to 9.06% for the three months ended March 31, 2001, a 37% decrease. See "Liquidity and Capital Resources" section below.

   Net Loss

         As a result of the factors discussed above, the Company recorded a net loss ascribable to common stockholders of $0.8 million, or $0.06 per share, during the three months ended March 31, 2001 as compared to a net loss ascribable to common stockholders of $3.5 million, or $0.29 per share, during the three months ended March 31, 2000.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the Company's operating areas required significant capital expenditures ($191 million at historical exchange rates through March 31, 2001). Since the end of 1998, the Company's networks have had the capacity, with only normal capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within its operating areas.

         Net cash provided by operating activities totalled $4.2 million during the three months ended March 31, 2001 compared to $4.9 million during the three months ended March 31, 2000. For the three months ended March 31, 2001 and 2000, the Company used $3.2 million and $0.9 million, respectively, in investing activities, which was primarily used to fund additions to the Company's telecommunications networks. Financing activities provided net cash of $0.1 million and $0.2 million for the three months ended March 31, 2001 and 2000, respectively.

         On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement") with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), which funds were used, along with $7.3 million of other Company funds (at April 20, 2000 exchange rates) to pay off the entire outstanding EUR 134 million (approximately $126 million at April 20, 2000 exchange rates) principal and interest due on a bridge loan which was due to mature on May 12, 2000, and to pay fees associated with the Debt Agreement. The Company believes that its current cash flow will allow it to meet its working capital needs and continue its network development plans, as well as meet its obligations under the Debt Agreement.

INFLATION AND FOREIGN CURRENCY

         Due to the continued strengthening of the U.S. Dollar on international currency markets, the Hungarian forint/U.S. Dollar exchange rate increased to
302.79 as of March 31, 2001, compared to a December 31, 2000 exchange rate of 284.73, an effective year-to-date devaluation of 6.3%.

         The Company's Hungarian operations generate revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominately in Hungarian forints but also in U.S. dollars and euros. In addition, certain of the Company's balance sheet accounts are denominated in foreign currencies other than the Hungarian forint, the Company's Hungarian subsidiaries' functional currency. Accordingly, when such accounts are translated into Hungarian forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income or loss. When the Company and its subsidiaries' forint-denominated accounts are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders' deficiency.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


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

MARKET RISK EXPOSURE

         The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 86% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. This variability is mitigated by several factors, including the Hungarian National Bank policy to peg the Hungarian forint and the telecommunications pricing law. The "crawling peg" policy of the National Bank of Hungary maintains a scheduled daily devaluation of the Hungarian forint which has been pegged 100% to the euro since January 1, 2000. For the first quarter of 2001, the Hungarian government's devaluation policy was 0.3% per month. As of April 1, 2001, the monthly devaluation rate was decreased to 0.2% per month for the Hungarian forint, which would total approximately 2.7% for 2001. In May 2001, the National Bank of Hungary widened the trading band from +/- 2.25% of the mid-point of the band to +/- 15%. The telecommunications pricing law allows prices to increase by the Consumer Price Index (CPI), adjusted for an efficiency factor of 2% in 2000 and 2.9% in 2001. Thus, to the extent that adjusted CPI follows devaluation, and to the extent the Company elects and is able to increase its revenues proportionate to increases in the CPI, increases in revenues will somewhat mitigate exchange rate risk.

         The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $0.3 million annually based upon the Company's March 31, 2001 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.8 million annually based upon the Company's March 31, 2001 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.3 million annually based upon the Company's March 31, 2001 debt level.

         The Company is also exposed to exchange rate risk insofar as the Company has debt obligations in other than the functional currency of its majority owned Hungarian subsidiaries. Given the Company's debt obligations, which include euro and U.S. dollar denominated debt, if

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


a 1% change in Hungarian forint/euro exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $776,000 annually based upon the Company's March 31, 2001 debt level. If a 1% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $250,000 annually.

         The Company utilizes foreign currency forward contracts to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company's long-term debt obligations. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The contracted amount of foreign currency forwards at March 31, 2001 is EUR 5,522,000 (approximately $4,859,000). The counterparties to the Company's foreign currency forward contracts are substantial and creditworthy multinational commercial banks which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

FORWARD-LOOKING STATEMENTS

         This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are only predictions or statements of current plans that are constantly under review by the Company. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks, uncertainties and assumptions and such statements are qualified by important factors that may cause actual results to differ materially from those expressed in the forward-looking statements. In addition to the factors set out elsewhere in this report, the factors, among others, set forth in Exhibit 99.1 attached hereto and incorporated herein by reference could cause the Company's actual results to differ materially from those expressed in the forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The information required by this Item is contained under the heading "Market Risk Exposure" under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Item 1.  Legal Proceedings

         As reported in Item 3. "Legal Proceedings" in the Company's Report on Form 10-K for the year ended December 31, 2000, the Company is involved in legal proceedings with a contractor and the contractor's bank and a court hearing in these matters was scheduled for April 2001. The hearing was postponed until November 2001.

Item 2.  Change in Securities and Use of Proceeds

         (a)      None.

         (b)      None.

         (c) Sale of Unregistered Securities - On March 14, 2001, the Company sold 14,001 shares of its common stock to Tele Danmark A/S for $98,007 pursuant to certain preemptive rights that the Company granted to Tele Danmark. The sale was in reliance upon an exemption from the registration provisions of the Securities Act of 1933 (the "Securities Act") set forth in
                  Section 4(2) thereof related to transactions by an issuer not involving any public offering. The purchaser was informed that the transaction was being effected without registration under the Securities Act and that the shares acquired could not be resold without registration under the Securities Act unless the sale is effected pursuant to an exemption from the registration requirements of the Securities Act.

         (d)      None.

Item 3.  Default Upon Senior Securities

         (a)      None.

         (b) On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Utilities Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of March 31, 2001, the total arrearage on the Preferred Shares was $201,000.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit
              Number       Description
              ------       -----------


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

              18           Letter re change in accounting principles (none)

              19           Report furnished to security holders (none)

              22 Published report regarding matters submitted to vote of security holders (not required)

              24           Power of Attorney (not required)

              27.1         Financial Data Schedule

              99.1 Cautionary Statements Regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         (b)  Reports on Form 8-K

              None.

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Hungarian Telephone and Cable Corp.

May 10, 2001                         By:  /s/Ole Bertram
                                          ----------------------------------
                                          Ole Bertram
                                          Chief Executive Officer and President

May 10, 2001                         By:  /s/William McGann
                                          -----------------------------------
                                          William McGann
                                          Chief Accounting Officer,
                                          Controller and Treasurer

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


                                Index to Exhibits

Exhibit No.       Description

27.1              Financial Data Schedule

99.1 Cautionary Statements Regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995