Form 10-Q
period 2001-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2001-08-09
CIK 889949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001      Commission file number 1-11484
                               -------------




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

                                    Yes X    No
                                       ---



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest possible date:



Common Stock, $.001 par value                    12,103,180 Shares
(Class)                                          (Outstanding at August 8, 2001)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                          Page No.
                                                                        --------

        Consolidated Condensed Balance Sheets                               2
        Consolidated Condensed Statements of Operations and
          Comprehensive Income (Loss)                                       3
        Consolidated Condensed Statements of Stockholders' Deficiency       4
        Consolidated Condensed Statements of Cash Flows                     5
        Notes to Consolidated Condensed Financial Statements                6
        Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11

Part II. Other Information                                                 22

Signatures                                                                 24

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                          Item 1. Financial Statements
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                            Assets                         June 30, 2001        December 31, 2000
                            ------                         -------------        -----------------
                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                $    12,587          $    15,596
  Restricted cash                                                  103                  107
  Accounts receivable, net                                       5,745                5,511
  Other current assets                                           2,154                2,917
                                                              --------             --------

         Total current assets                                   20,589               24,131

Property, plant and equipment, net                              97,841              101,670
Goodwill, less accumulated amortization                          6,039                6,331
Other intangibles, less accumulated amortization                 3,668                3,806
Deferred costs                                                   7,336                8,212
Other assets                                                     5,627                3,168
                                                              --------             --------

Total assets                                               $   141,100          $   147,318
                                                              ========             ========

                 Liabilities and Stockholders' Deficiency
Current liabilities:
  Current installments of long-term debt                   $     9,708          $     8,063
  Short-term loans                                               3,390                3,722
  Accounts payable                                                 767                2,577
  Accruals                                                       3,534                5,307
  Other current liabilities                                      2,131                1,725
  Due to related parties                                         1,346                1,226
                                                              --------             --------

         Total current liabilities                              20,876               22,620
Long-term debt, excluding current installments                 113,112              124,814
Due to related parties                                             100                  676
Deferred credits and other liabilities                           9,152               10,086
                                                              --------             --------

Total liabilities                                              143,240              158,196
                                                              --------             --------
Commitments and Contingencies
Stockholders' deficiency:
  Cumulative Convertible Preferred stock, $.01 par value;
    $70.00 liquidation value.  Authorized 200,000 shares;
    issued and outstanding 30,000 shares in 2001 and 2000         --                 --
  Common stock, $.001 par value.  Authorized
    25,000,000 shares; issued and outstanding
    12,103,180 shares in 2001 and 12,087,179 in 2000                12                   12
  Additional paid-in capital                                   144,706              144,601
  Accumulated deficit                                         (161,840)            (170,143)
  Accumulated other comprehensive income                        14,982               14,652
                                                              --------             --------
      Total stockholders' deficiency                            (2,140)             (10,878)
                                                              --------             --------
Total liabilities and stockholders' deficiency             $   141,100          $   147,318
                                                              ========             ========

     See accompanying notes to consolidated condensed financial statements.

                                  Part I. Financial Information
                      HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
         Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)
                 For the Three and Six Month Periods Ended June 30, 2001 and 2000
                         (In thousands, except share and per share data)

                                           (unaudited)

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                      ----------------------------    ----------------------------
                                                          2001            2000            2001            2000
                                                      ------------    ------------    ------------    ------------
Telephone service revenues, net                       $     10,999    $     10,887    $     22,231    $     22,024
Operating expenses:
   Operating and maintenance expenses                        4,042           4,033           8,318           8,657
   Depreciation and amortization                             2,278           2,388           4,605           4,889
                                                      ------------    ------------    ------------    ------------

   Total operating expenses                                  6,320           6,421          12,923          13,546
                                                      ------------    ------------    ------------    ------------
Income from operations                                       4,679           4,466           9,308           8,478
Other income (expenses):
   Foreign exchange gains (losses), net                      7,476            (525)          5,340          (2,503)
   Interest expense                                         (3,430)         (4,489)         (7,095)        (10,416)
   Interest income                                             364             323             778             783
   Other, net                                                   (3)             43              25              47
                                                      ------------    ------------    ------------    ------------

Net income (loss)                                     $      9,086    $       (182)   $      8,356    $     (3,611)

Cumulative convertible preferred stock
  dividends (in arrears)                                       (27)            (27)            (53)            (53)
                                                      ------------    ------------    ------------    ------------

Net income (loss) ascribable to common stockholders          9,059            (209)          8,303          (3,664)

Comprehensive income adjustments                              (545)            104             330           1,076
                                                      ------------    ------------    ------------    ------------

Total comprehensive income (loss)                     $      8,514    $       (105)   $      8,633    $     (2,588)
                                                      ============    ============    ============    ============

Net income (loss) per common share:

        Basic                                         $       0.75    $      (0.02)   $       0.69    $      (0.30)
                                                      ============    ============    ============    ============

        Diluted                                       $       0.72    $      (0.02)   $       0.66    $      (0.30)
                                                      ============    ============    ============    ============

Weighted average number of common shares outstanding:

       Basic                                            12,103,180      12,014,052      12,096,760      12,001,740
                                                      ============    ============    ============    ============

       Diluted                                          12,567,788      12,014,052      12,600,935      12,001,740
                                                      ============    ============    ============    ============



          See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
          Consolidated Condensed Statements of Stockholders' Deficiency
                        (In thousands, except share data)

                                   (unaudited)



                                                                                                     Accumulated
                                                                        Additional                      Other            Total
                                                             Preferred   Paid-in     Accumulated    Comprehensive     Stockholders'
                                 Shares     Common Stock       Stock     Capital       deficit          Income         Deficiency
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31,
2000                           12,087,179   $       12           -       144,601      (170,143)       14,652          $  (10,878)

Exercise of options and
  pre-emptive rights               16,001           --           -           114          --            --                   114

Modification of option terms         --             --           -           (9)         --            --                    (9)

Cumulative convertible               --             --           -         --             (53)         --                   (53)
  preferred stock dividends
  (in arrears)

Net income                           --             --           -         --           8,356          --                  8,356

Foreign currency translation
  adjustment                         --             --           -         --            --             330                  330
-----------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 2001      12,103,180   $       12           -       144,706      (161,840)       14,982          $   (2,140)
-----------------------------------------------------------------------------------------------------------------------------------


                        See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
             For the Six Month Periods Ended June 30, 2001 and 2000
                                 (In thousands)

                                   (unaudited)


                                                                                    2001                              2000
                                                                                    ----                              ----
Net cash provided by (used in) operating activities                             $    5,089                           (2,301)
                                                                                ----------                       ----------
Cash flows from investing activities:
   Construction of telecommunication networks                                       (2,263)                          (2,517)
   Increase in construction deposits                                                (2,683)                            (257)
   Proceeds from sale of assets                                                         20                              177
                                                                                ----------                       ----------

                 Net cash used in investing activities                              (4,926)                          (2,597)
                                                                                ----------                       ----------
Cash flows from financing activities:
   Borrowings under long-term debt agreements                                          -                            117,170
   Repayments and settlement of long-term debt                                      (3,291)                        (117,534)
   Borrowings under short-term debt agreements                                         -                              3,754
   Proceeds from exercise of stock options and pre-emptive rights                      114                              263
                                                                                ----------                       ----------
                 Net cash (used in) provided by financing activities                (3,177)                           3,653
                                                                                ----------                       ----------
Effect of foreign exchange rate changes on cash                                          5                             (799)
                                                                                ----------                       ----------

Net decrease in cash and cash equivalents                                           (3,009)                          (2,044)

Cash and cash equivalents at beginning of period                                    15,596                           17,197
                                                                                ----------                       ----------

Cash and cash equivalents at end of period                                      $   12,587                           15,153
                                                                                ==========                       ==========



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

         The accompanying consolidated condensed financial statements include the financial statements of the Company and its majority owned subsidiaries; Kelet-Nograd Com Rt., ("KNC"), Raba-Com Rt., ("Raba-Com"), Hungarotel Tavkozlesi Rt. ("Hungarotel"), Papa es Tersege Telefon Koncesszios Rt. ("Papatel") (KNC, Raba-Com, Hungarotel and Papatel are each an Operating Company and together, the "Operating Companies"), HTCC Consulting Rt. ("HTCC Consulting") and Pilistav Rt. ("Pilistav"). All material intercompany balances and transactions have been eliminated.

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

         The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiaries for the year ended December 31, 2000, including the notes thereto, set forth in the Company's annual report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC").

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

     (b) Net Income (Loss) Per Share

         Net income (loss) per share ("EPS") is computed by dividing income or loss ascribable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, or preferred securities were converted, and that the proceeds from such exercises or conversions were used to acquire shares of common stock at the average market price during the reporting period.

         The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and six month periods ended June 30, 2001 and 2000:

                                                3 months ended                     6 months ended
                                                --------------                     --------------

                                            2001              2000              2001             2000
                                            ----              ----              ----             ----
     ($ in thousands,
     except share data)
Net income (loss) ascribable to
   common stockholders (A)              $      9,059     $       (209)     $      8,303     $     (3,664)
plus: preferred stock dividends                   27               27                53               53
                                        ------------     ------------      ------------     ------------

Net income (loss) (B)                   $      9,086     $       (182)     $      8,356     $     (3,611)
                                        ============     ============      ============     ============

Determination of shares:
Weighted average common
   shares outstanding -
   basic (C)                              12,103,180       12,014,052        12,096,760       12,001,740
Assumed conversion of
   dilutive stock options and
   cumulative convertible
   preferred stock                           464,608             --             504,175             --
                                        ------------     ------------      ------------     ------------

Weighted average common
   shares outstanding -
   diluted (D)                            12,567,788       12,014,052        12,600,935       12,001,740

Net income (loss) per
  common share:
        Basic (A/C)                     $       0.75     $      (0.02)     $       0.69     $      (0.30)

        Diluted (B/D)                   $       0.72     $      (0.02)     $       0.66     $      (0.30)

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

         For the three and six month periods ended June 30, 2001, 2,934,400 and 2,889,400 stock options and warrants were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and six month periods ended June 30, 2000, potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per common share because they were antidilutive.

    (c)  Foreign Exchange Financial Instruments

         Foreign exchange financial instrument contracts are utilized by the Company to manage certain foreign exchange rate risks. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

(2) Cash and Cash Equivalents

         At June 30, 2001, cash of $4,927,000 comprised the following: $500,000 on deposit in the United States, and $4,427,000 consisting of $139,000 denominated in U.S. dollars and the equivalent of $4,288,000 denominated in Hungarian Forints on deposit with banks in Hungary.

         Cash equivalents amounted to approximately $7,660,000 at June 30, 2001 and consisted of Hungarian government securities, denominated in Hungarian Forints, purchased under agreements to resell which mature within three months.

(3) Related Parties

         Current and long-term amounts due to related parties totalling $1,446,000 at June 30, 2001 is comprised of the following: $228,000 due to a subsidiary of Citizens Communications Company, representing cumulative preferred stock dividends in arrears, and $1,218,000 representing payments due to three former officers under separate termination, consulting and non-competition agreements. The Company paid approximately $604,000 during each of the six month periods ended June 30, 2001 and 2000 to the former officers under these agreements.

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

         Other Service and Product Revenues - PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues.

         The revenues generated by these products and services for the periods ended June 30 were as follows:

                                                 3 months ended         6 months ended
                                                ----------------        ---------------

                                                2001        2000        2001       2000
                                                ----        ----        ----       ----
              ($ in thousands)

         Telephone services                   $10,144     $10,101     $20,539     $20,493
         Network services                         622         618       1,240       1,169
         Other service and product
           revenues                               233         168         452         362
                                              -------     -------     -------     -------

                                              $10,999     $10,887     $22,231     $22,024
                                              =======     =======     =======     =======

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements


                                   (unaudited)

         Major Customers

         For the periods ended June 30, 2001 and 2000, none of the Company's customers accounted for more than 10% of the Company's total revenues.


(5)      Derivative Instruments and Hedging Activities

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138"). Accordingly, the Company carries its foreign currency forward contracts at fair value in its consolidated balance sheet. The fair value is based on forward rates provided by the counterparty bank with which the Company has entered into the forward contract. The foreign currency forward contracts the Company has entered into do not qualify for hedge accounting, as defined under SFAS 133 and 138, and accordingly changes in the fair value of the forward contracts are reported in the consolidated statement of operations and comprehensive income, as a part of net foreign exchange gains/(losses).

         Prior to the adoption of SFAS 133 and 138, the Company accounted for its foreign currency forward contracts under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). The transition adjustment on adoption of SFAS 133 and 138 was not material and has not been separately presented as the effect of a change in accounting principle. The fair value of the Company's foreign currency forward contracts at June 30, 2001 and December 31, 2000 are approximately $389,000 and $13,000, respectively.

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

         The Company achieved EBITDA1 of $7.0 million during the quarter ended June 30, 2001, up from EBITDA of $6.9 million for the quarter ended June 30, 2000. Now that the Company's networks are substantially built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and remain profitable will depend upon a number of factors, including the Company's ability to attract additional customers and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies, as well as market acceptance of telecommunications services in the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

         Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added approximately 145,000 access lines through June 30, 2001 to the approximately 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("Matav"), the former State-controlled monopoly telephone company.

--------
1 EBITDA is defined by the Company as net revenue less operating and maintenance expenses. The Company has included information concerning EBITDA because it believes that it is used by certain investors as one measure of the Company's financial performance. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and is not necessarily comparable to similarly titled measures used by other companies. EBITDA should not be construed as an alternative to operating income or to cash flows from operating activities (as determined in accordance with U.S. generally accepted accounting principles) as a measure of liquidity.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Comparison of Three Months Ended June 30, 2001 and Three Months Ended June 30, 2000

         The Company's Hungarian subsidiaries functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2001 was 294.57, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2000 of
275.89. This 7% devaluation of the Hungarian forint against the U.S. dollar reflects the strengthening of the U.S. dollar against the Hungarian forint between the periods. When comparing the three months ended June 30, 2001 to the three months ended June 30, 2000, it should be noted that all U.S. dollar reported amounts have been affected by this 7% devaluation of the Hungarian forint.

   Net Revenues-unaudited

                                                                    Quarter ended
                                                                      June 30,
      (dollars in millions)                                     2001         2000         % change
      Measured service revenues                                   7.1        7.7          (8)
      Subscription revenues                                       4.0        3.4          18
      Net interconnect charges                                   (1.6)      (1.6)         -
                                                                -----      -----
      Net measured service and subscription revenues              9.5        9.5          -
      Connection fees                                             0.5        0.4          25
      Other operating revenues, net                               1.0        1.0          -
                                                                -----      -----
      Telephone Service Revenues, Net                            11.0       10.9           1
                                                                =====      =====

         The Company recorded a 1% increase in telephone service revenues to $11.0 million for the three months ended June 30, 2001 from $10.9 million for the three months ended June 30, 2000.

         Net measured service and subscription revenues remained consistent at $9.5 million for the three months ended June 30, 2001 and June 30, 2000. Measured service revenues decreased 8% to $7.1 million during the three months ended June 30, 2001 from $7.7 million during the three months ended June 30, 2000. Subscription revenues increased 18% to $4.0 million during the three months ended June 30, 2001 from $3.4 million during the three months ended June 30, 2000. Measured service revenues decreased in functional currency terms by approximately 1% due to an increase in average access lines in service from approximately 201,300 for the three months ended June 30, 2000 to approximately 205,600 for the three months ended June 30, 2001, being offset by an average 2.6% decrease in call tariffs between 2000 and 2001 as a result of continued tariff re-balancing which was introduced during 2000. Under tariff re-balancing, a more cost-driven payment structure is envisaged, with monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, as in many other countries over the past several years, cheaper local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the Company and for the telecom industry as a whole is expected to be neutral. Subscription revenues increased in functional currency terms by approximately 26% as a result of continued tariff re-balancing. However, the increase in subscription revenues in functional currency terms has been offset to an extent by the approximate 7% devaluation of the functional currency between the periods and, therefore, subscription revenues show only an 18% increase in U.S. dollar terms.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

         These revenues have been reduced by net interconnect charges which totalled $1.6 million during each of the three month periods ended June 30, 2001 and 2000. As a percentage of measured service and subscription revenues, net interconnect charges have remained consistent at approximately 14% for each of the three month periods ended June 30, 2001 and 2000.

         Connection fees, which represent fees paid by customers to connect to the Company's networks, increased to $0.5 million for the three months ended June 30, 2001 from $0.4 million for the three months ended June 30, 2000. During the fourth quarter of 2000, the Company implemented the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), with effect from January 1, 2000, which requires connection fees and corresponding direct incremental costs to be deferred and amortized over future periods. As a result of the implementation of SAB 101, certain connection fees and related operating and maintenance costs recognized in prior periods were deferred and are being amortized over the estimated average subscriber life of 7 years. The adoption of SAB 101 has not had a material impact on the Company's results of operations. The amortization of deferred connection fee revenue and associated direct incremental costs is included in net telephone service revenues and operating and maintenance expenses, respectively. The adoption of SAB 101 in the fourth quarter of 2000 caused connection fee revenues for the three months ended June 30, 2000 to be restated from what was previously reported of $0.2 million to $0.4 million.

   Operating and Maintenance Expenses

         Operating and maintenance expenses remained consistent at $4.0 million for each of the three month periods ended June 30, 2001 and 2000. The adoption of SAB 101 in the fourth quarter of 2000 caused operating and maintenance expenses for the three months ended June 30, 2000 to be restated from what was previously reported of $3.8 million to $4.0 million. In functional currency terms, operating and maintenance expenses increased approximately 15% for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, due to inflationary increases in costs at the Company's Hungarian subsidiaries. In U.S. dollar terms, however, the increase in such costs in functional currency terms has been offset by the 7% devaluation of the Hungarian forint between the periods and a reduction in the Company's U.S. dollar denominated operating expenses between the periods. On a per line basis, operating and maintenance expenses remained consistent at $20 per average access line for each of the three month periods ended June 30, 2001 and 2000.

   Depreciation and Amortization

         Depreciation and amortization charges decreased $0.1 million to $2.3 million for the three months ended June 30, 2001 from $2.4 million for the three months ended June 30, 2000, due primarily to the devaluation of the Hungarian forint between the periods. Depreciation and amortization charges increased in functional currency terms by approximately 2% due to additional capital expenditures.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

   Income from Operations

         Income from operations increased to $4.7 million for the three months ended June 30, 2001 from $4.5 million for the three months ended June 30, 2000. Contributing to such improvement were slightly higher net telephone service revenues and lower depreciation and amortization charges.

   Foreign Exchange Gains (Losses)

         Foreign exchange gains amounted to $7.5 million for the three months ended June 30, 2001, compared to foreign exchange losses of $0.5 million for the three months ended June 30, 2000. Such foreign exchange gains resulted primarily from the appreciation of the Hungarian forint against the Company's U.S. dollar 25 million and euro 88 million denominated debt during the three month period ended June 30, 2001. At June 30, 2001, the Hungarian forint appreciated in value by approximately 9% against the euro and approximately 5% against the U.S. dollar as compared to March 31, 2001. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses when the Hungarian forint appreciates/devalues against such non-forint currencies during the reporting period. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

   Interest Expense

         Interest expense decreased to $3.4 million for the three months ended June 30, 2001 from $4.5 million for the three months ended June 30, 2000. This $1.1 million decrease is attributable to lower interest rates paid on borrowings in currencies other than the Hungarian forint. As a result of the Company's medium-term credit facility entered into in April 2000, the Company's borrowings went from being mostly Hungarian forint denominated to mostly euro denominated. Thus the decrease reflects the lower interest rates paid on borrowings in euros compared to Hungarian forints. As a result of the Company's medium-term credit facility entered into in April 2000, the Company's weighted average interest rate on its debt obligations went from 9.48% for the three months ended June 30, 2000, to 8.92% for the three months ended June 30, 2001, a 6% decrease. Included in interest expense for the three months ended June 30, 2000 is approximately $0.6 million of amortization of forward points on forward foreign currency contracts accounted for under SFAS 52. The Company adopted the provisions of SFAS 133 and SFAS 138 on January 1, 2001 and the foreign currency forward contracts the Company has entered into during 2001 do not qualify for hedge accounting as defined under SFAS 133 and SFAS 138. See "Liquidity and Capital Resources" section below.

Net Income (Loss)

         As a result of the factors discussed above, the Company recorded income ascribable to common stockholders of $9.1 million, or $0.75 per share, or $0.72 per share on a diluted basis, during the three months ended June 30, 2001 as compared to a net loss ascribable to common stockholders of $0.2 million, or $0.02 per share on a basic and diluted basis, during the three months ended June 30, 2000.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

         As previously mentioned, the Company's Hungarian subsidiaries functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2001 was 291.12, as compared to an average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2000 of 268.50. This 8% devaluation of the Hungarian forint against the U.S. dollar reflects the strengthening of the U.S. dollar against the Hungarian forint between the periods. When comparing the six months ended June 30, 2001 to the six months ended June 30, 2000, it should be noted that all U.S. dollar reported amounts have been affected by this 8% devaluation in the Hungarian forint.

   Net Revenues-unaudited

                                                                           Year-to-date
      (dollars in millions)                                             2001         2000         % change
      Measured service revenues                                          14.5         15.7        (8)
      Subscription revenues                                               7.9          6.6        20
      Net interconnect charges                                           (3.2)        (3.2)       -
                                                                        -----        -----
      Net measured service and subscription revenues                     19.2         19.1         1
      Connection fees                                                     1.1          0.8        38
      Other operating revenues                                            1.9          2.1       (10)
                                                                        -----        -----
      Telephone Service Revenues, Net                                    22.2         22.0         1
                                                                        =====        =====

         The Company recorded a 1% increase in net telephone service revenues of $22.2 million for the six months ended June 30, 2001 as compared to revenues of $22.0 million for the six months ended June 30, 2000.

         Net measured service and subscription revenues increased 1% to $19.2 million for the six months ended June 30, 2001 from $19.1 million for the six months ended June 30, 2000. Measured service revenues decreased 8% to $14.5 million, while subscription revenues increased 20% to $7.9 million for the six months ended June 30, 2001. Measured service revenues remained consistent in functional currency terms as a result of an increase in average access lines in service from approximately 201,100 for the six months ended June 30, 2000 to approximately 206,100 during the six months ended June 30, 2001, being offset by an average 2.6% decrease in call tariffs between 2000 and 2001 as a result of continued tariff re-balancing which was introduced during 2000. Under tariff re-balancing, a more cost-driven payment structure is envisaged, with the actual monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, as in many other countries over the past several years, cheaper local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the Company and the telecom industry as a whole is expected to be neutral. Subscription revenues increased in functional currency terms by approximately 29% as a result of continued tariff re-balancing. However, the increase in subscription revenues in functional currency terms has been offset to an extent by the approximate 8% devaluation of the functional currency between the periods and therefore, subscription revenues show only a 20% increase in U.S. dollar terms.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

         These revenues have been reduced by net interconnect charges which totalled $3.2 million for each of the six month periods ended June 30, 2001 and 2000. As a percentage of measured service and subscription revenues, net interconnect charges have remained consistent at approximately 14% for each of the six month periods ended June 30, 2001 and 2000.

         Connection fees, which represent fees paid by customers to connect to the Company's networks, increased to $1.1 million for the six months ended June 30, 2001 from $0.8 million for the six months ended June 30, 2000. During the fourth quarter of 2000, the Company implemented the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), with effect from January 1, 2000, which requires connection fees and corresponding direct incremental costs to be deferred and amortized over future periods. As a result of the implementation of SAB 101, certain connection fees and related operating and maintenance costs recognized in prior periods were deferred and are being amortized over the estimated average subscriber life of 7 years. The adoption of SAB 101 has not had a material impact on the Company's results of operations and the amortization of deferred connection fee revenue and associated direct incremental costs is included in net telephone service revenues and operating and maintenance expenses, respectively. The adoption of SAB 101 in the fourth quarter of 2000 caused connection fee revenues for the six months ended June 30, 2000 to be restated from what was previously reported of $0.3 million to $0.8 million.

   Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 4% to $8.3 million for the six months ended June 30, 2001, as compared to $8.7 million for the six months ended June 30, 2000. The adoption of SAB 101 in the fourth quarter of 2000 caused operating and maintenance expenses for the six months ended June 30, 2000 to be restated from what was previously reported of $8.1 million to $8.7 million. In functional currency terms, operating and maintenance expenses increased 9% for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to inflationary increases in costs. In U.S. dollar terms, however, the increase in such costs in functional currency terms has been offset by the 8% devaluation of the Hungarian forint between the periods and a reduction in the Company's U.S. dollar denominated operating expenses between the periods. On a per line basis, operating and maintenance expenses decreased to approximately $40 per average access line for the six months ended June 30, 2001 from $43 for the six months ended June 30, 2000.

   Depreciation and Amortization

         Depreciation and amortization charges decreased $0.3 million, or 6%, to $4.6 million for the six months ended June 30, 2001 from $4.9 million for the six months ended June 30, 2000, due primarily to the devaluation of the Hungarian forint between the periods. Depreciation and amortization charges increased in functional currency terms by approximately 2% due to additional capital expenditures.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

   Income from Operations

         Income from operations increased to $9.3 million for the six months ended June 30, 2001 compared to $8.5 million for the six months ended June 30, 2000. Contributing to such improvement were higher net telephone service revenues, lower operating and maintenance expenses and lower depreciation and amortization charges.

   Foreign Exchange Gains (Losses)

         Foreign exchange gains amounted to $5.3 million for the six months ended June 30, 2001, compared to foreign exchange losses of $2.5 million for the six months ended June 30, 2000. The foreign exchange gains resulted primarily from the appreciation of the Hungarian forint against the Company's euro 88 million denominated debt during the period. At June 30, 2001, the Hungarian forint appreciated in value by approximately 8% against the euro as compared to January 1, 2001. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses on its consolidated financial statements when the Hungarian forint appreciates/devalues against such non-forint currencies during the reporting period. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

   Interest Expense

         Interest expense decreased to $7.1 million for the six months ended June 30, 2001 from $10.4 million for the six months ended June 30, 2000. This $3.3 million decrease is attributable to lower interest rates paid on borrowings in currencies other than the Hungarian forint. As a result of the Company's medium-term credit facility entered into in April 2000, the Company's borrowings went from being mostly Hungarian forint denominated to mostly euro denominated. Thus the decrease reflects the lower interest rates paid on borrowings in euros compared to Hungarian forints. As a result of the Company's medium-term credit facility entered into in April 2000, the Company's weighted average interest rate on its debt obligations went from 11.89% for the six months ended June 30, 2000, to 8.99% for the six months ended June 30, 2001, a 24% decrease. Included in interest expense for the six months ended June 30, 2000 is approximately $0.6 million of amortization of forward points on forward foreign currency contracts accounted for under SFAS 52. The Company adopted the provisions of SFAS 133 and SFAS 138 on January 1, 2001 and the foreign currency forward contracts the Company has entered into during 2001 do not qualify for hedge accounting as defined under SFAS 133 and SFAS 138. See "Liquidity and Capital Resources" section below.

   Net Income (Loss)

         As a result of the factors discussed above, the Company recorded income ascribable to common stockholders of $8.3 million, or $0.69 per share, or $0.66 per share on a diluted basis, for the six months ended June 30, 2001 as compared to a net loss ascribable to common stockholders of $3.7 million, or $0.30 per share on a basic and diluted basis, for the six months ended June 30, 2000.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Liquidity and Capital Resources

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The development and installation of the network in each of the Company's operating areas required significant capital expenditures ($192.3 million at historical exchange rates through June 30, 2001). Since the end of 1998, the Company's networks have had the capacity, with only normal capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within its operating areas.

         Net cash provided by operating activities totalled $5.1 million during the six months ended June 30, 2001 compared to net cash used in operating activities of $2.3 million during the six months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, the Company used $4.9 million and $2.6 million, respectively, in investing activities, which was primarily used to fund additions to the Company's telecommunications networks. Financing activities used net cash of $3.2 million for the six months ended June 30, 2001, compared with net cash provided by financing activities of $3.7 million for the six months ended June 30, 2000.

         On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement") with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), which funds were used, along with $7.3 million of other Company funds (at April 20, 2000 exchange rates), to pay off the entire outstanding EUR 134 million (approximately $126 million at April 20, 2000 exchange rates) principal and interest due on a bridge loan primarily denominated in Hungarian forints, which was due to mature on May 12, 2000, and to pay fees associated with the Debt Agreement. The Company believes that its current cash flow will allow it to meet its working capital needs and continue its network development plans, as well as meet its obligations under the Debt Agreement.

Inflation and Foreign Currency

         In May 2001, the National Bank of Hungary widened the trading band the Hungarian forint is allowed to trade within from +/- 2.25% of the mid-point of the band to +/- 15%. This widening caused the Hungarian forint to initially appreciate in value against the euro by approximately 4%. Subsequent to the band widening, and without any warning in June 2001, the National Bank of Hungary lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. The lifting of the restrictions has caused a large amount of investment money to flow into the Hungarian markets and caused the Hungarian forint to appreciate in value against the euro by approximately 9% between March 31, 2001 and June 30, 2001. Based upon current exchange rates, the Hungarian forint has appreciated approximately 7-8% between May and August 2001 against the euro. This appreciation in the Hungarian forint's value has caused the Company to have large foreign exchange gains during the second quarter primarily related to the re-measurement of the Company's euro denominated debt. It should be kept in mind, however, that with the widening of the trading band, the potential volatility of the Hungarian forint has increased and no

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

assurance of such foreign exchange gains, as those experienced by the Company during the period, can be given for the future. See the "Market Risk Exposure" section below.

         The Company's Hungarian operations generate revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominately in Hungarian forints but also in U.S. dollars and euros. In addition, certain of the Company's balance sheet accounts are denominated in currencies other than the Hungarian forint, the Company's Hungarian subsidiaries' functional currency. Accordingly, when such accounts are translated into Hungarian forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income or loss. When the Company and its subsidiaries' forint-denominated accounts are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders' deficiency.

         While the Company has the ability to increase the prices it charges for its services commensurate with increases in the Hungarian Consumer Price Index ("CPI") pursuant to its licenses from the Hungarian government, it may choose not to implement the full amount of the increase permitted due to competitive and other concerns. In addition, the rate of increase in the Hungarian CPI may not be sufficient to offset potential negative exchange rate movements and as a result, the Company may be unable to generate cash flows to the degree necessary to meet its obligation in currencies other than the Hungarian forint.

Market Risk Exposure

         The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 88% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. In the past, the "crawling peg" policy of the Hungarian National Bank, combined with the +/- 2.25% trading band, allowed the Hungarian forint to be somewhat predictable versus the euro (e.g. the Hungarian forint/euro exchange rate went from 264.58 as of January 1, 2001 to 266.70 as of March 31, 2001). However, due to the lifting of all foreign exchange restrictions concerning the Hungarian forint and the volatility in euro/U.S. dollar exchange rates, Hungarian forint/euro and Hungarian forint/U.S. dollar exchange rate variability has increased. This increase in variability is evident by the fact that the Hungarian forint/euro exchange rate went from 266.70 as of March 31, 2001 to 243.59 as of June 30, 2001, an approximate 9% appreciation in value. Similarly, the Hungarian forint/U.S. dollar exchange rate went from
302.79 as of March 31, 2001 to 287.39 as of June 30, 2001, an approximate 5% appreciation in value.

         The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $0.4 million annually based upon the Company's June 30, 2001 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.7 million annually based upon the Company's June 30, 2001 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.3 million annually based upon the Company's June 30, 2001 debt level.

         The Company is also exposed to exchange rate risk insofar as the Company has debt obligations in other than the functional currency of its majority owned Hungarian subsidiaries. Given the Company's debt obligations, which include euro and U.S. dollar denominated debt, if a 1% change in Hungarian forint/euro exchange rates were to occur, the Company's exchange rate exposure would increase or decrease by approximately $0.7 million annually based upon the Company's June 30, 2001 debt level. If a 1% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company's exchange rate exposure would increase or decrease by approximately $0.3 million annually.

         The Company utilizes foreign currency forward contracts to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company's long-term debt obligations. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The contracted amount of foreign currency forwards at June 30, 2001 is EUR 6,030,000 (approximately $5,111,000). The counterparties to the Company's foreign currency forward contracts are substantial and creditworthy multinational commercial banks which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

Prospective Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect, if any, the adoption of the provisions of SFAS 142, that are effective January 1, 2002, will have on its results of operations and financial position.

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

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Item 1.  Legal Proceedings

         As reported in Item 3. "Legal Proceedings" in the Company's Report on Form 10-K for the year ended December 31, 2000, Raba-Com, a subsidiary of the Company, was a defendant in a lawsuit filed in Hungary by an individual residential customer. The plaintiff sought a refund of a minimal amount alleging that his home was connected to Raba-Com's telephone network in an untimely fashion. The lower court ruled against Raba-Com. In a judgment dated May 3, 2001, the Hungarian Supreme Court upheld the lower court's ruling. The Company does not believe that the outcome of this case will have a material effect on the Company's consolidated financial position, results of operations or liquidity because the precedential effect of this case is limited by (i) the statute of limitations which has limited the number of claims and (ii) the maximum exposure per claim which is not material.

         As reported in Item 3. "Legal Proceedings" in the Company's Report on Form 10-K for the year ended December 31, 2000 and Item 1., Part II of the Company's report on Form 10-Q for the quarterly period ended March 31, 2001, the Company is involved in legal proceedings in Hungary with a Hungarian contractor. In July 2001, the contractor filed an additional lawsuit challenging certain transactions regarding the litigated matters between Postabank (the contractor's creditor) and the Company. The first hearing regarding this additional action will be held in 2002. The Company believes that this additional lawsuit is without merit and that the Company will prevail when the lawsuit is resolved.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Default Upon Senior Securities

         (a)      None.
         (b) On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Communications Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of June 30, 2001, the total arrearage on the Preferred Shares was $228,000.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of the Registrant was held on May 21, 2001.
         (b)      Not Applicable.
         (c) First Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Election of Directors

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                                              Votes Cast For      Votes Withheld
                  Ole Bertram                   11,472,894            10,925
                  Soren Eriksen                 11,473,019            10,800
                  Daryl A. Ferguson             11,473,019            10,800
                  Torben V. Holm                11,473,019            10,800
                  John B. Ryan                  11,472,519            11,300
                  William E. Starkey            11,472,519            11,300
                  Leonard Tow                   11,472,519            11,300

                  Second Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Approval of the proposal to amend the Registrant's Incentive Stock Option Plan to extend the termination date of the plan from April 30, 2002 to April 30, 2003.

                      For               Against        Abstain         Not Voted
                      ---               -------        -------        ----------
                      9,427,518         71,158         3,490          1,981,653


                  Third Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Ratification of the appointment of KPMG Hungaria Kft. as auditors of the Registrant for the fiscal year ending December 31, 2001.

                      For               Against        Abstain
                      ---               -------        -------
                      11,475,694        7,700          425


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

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

                  15 Letter re unaudited interim financial information (not required)

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

August 8, 2001                         By: /s/Ole Bertram
                                           --------------
                                           Ole Bertram
                                           Chief Executive Officer and President

August 8, 2001                         By: /s/William McGann
                                           -----------------
                                           William McGann
                                           Chief Accounting Officer,
                                           Controller and Treasurer