Form 10-Q
period 2001-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2001-11-14
CIK 889949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001 Commission file number 1-11484
                               ------------------




                       HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact name of registrant as specified in its charter)



              Delaware                                     13-3652685
----------------------------------          ------------------------------------
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



Common Stock, $.001 par value                     12,103,180 Shares
(Class)                                       (Outstanding at November 14, 2001)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Table of Contents




Part I. Financial Information:                                          Page No.
                                                                        --------

  Consolidated Condensed Balance Sheets                                       2
  Consolidated Condensed Statements of Operations and
       Comprehensive Income (Loss)                                            3
  Consolidated Condensed Statements of Stockholders' Deficiency               4
  Consolidated Condensed Statements of Cash Flows                             5
  Notes to Consolidated Condensed Financial Statements                        6
  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                               12

Part II. Other Information                                                    24

Signatures                                                                    26

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                          Item 1. Financial Statements
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                      Assets                                 September 30, 2001  December 31, 2000
                                      ------                                 ------------------  -----------------
                                                                               (unaudited)
Current assets:
    Cash and cash equivalents                                           $          17,773       $          15,596
    Restricted cash                                                                   173                     107
    Accounts receivable, net                                                        4,914                   5,511
    Other current assets                                                            2,569                   2,917
                                                                             ------------            ------------

           Total current assets                                                    25,429                  24,131

Property, plant and equipment, net                                                 98,679                 101,670

Goodwill, less accumulated amortization                                             6,098                   6,331
Other intangibles, less accumulated amortization                                    3,695                   3,806
Deferred costs                                                                      7,041                   8,212
Other assets                                                                        5,609                   3,168
                                                                             ------------            ------------
Total assets                                                            $         146,551       $         147,318
                                                                             ============            ============

                        Liabilities and Stockholders' Deficiency
                        ----------------------------------------

Current liabilities:
    Current installments of long-term debt                              $          16,021       $           8,063
    Short-term loans                                                                3,665                   3,722
    Accounts payable                                                                  608                   2,577
    Accruals                                                                        4,512                   5,307
    Other current liabilities                                                       2,132                   1,725
    Due to related parties                                                          1,206                   1,226
                                                                             ------------            ------------
           Total current liabilities                                               28,144                  22,620

Long-term debt, excluding current installments                                    113,429                 124,814
Due to related parties                                                                  -                     676
Deferred credits and other liabilities                                              8,877                  10,086
                                                                             ------------            ------------
Total liabilities                                                                 150,450                 158,196
                                                                             ------------            ------------
Commitments and Contingencies
Stockholders' deficiency:
    Cumulative Convertible Preferred stock, $.01 par value;
       $70.00 liquidation value.  Authorized 200,000 shares;
       issued and outstanding 30,000 shares in 2001 and 2000                           -                       -
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       12,103,180 shares in 2001 and 12,087,179 in 2000                                12                      12
    Additional paid-in capital                                                    144,706                 144,601
    Accumulated deficit                                                          (163,451)               (170,143)
    Accumulated other comprehensive income                                         14,834                  14,652
                                                                             ------------            ------------
           Total stockholders' deficiency                                          (3,899)                (10,878)
                                                                             ------------            ------------
Total liabilities and stockholders' deficiency                          $         146,551       $         147,318
                                                                             ============            ============


     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
 Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)
                   For the Three and Nine Month Periods Ended
                           September 30, 2001 and 2000
                (In thousands, except share and per share data)

                                   (unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                          ------------------------       ------------------------
                                                                2001          2000             2001          2000
                                                          ----------    ----------       ----------    ----------
Telephone service revenues, net                           $   11,452    $   10,662       $   33,683    $   32,686

Operating expenses:
    Operating and maintenance expenses                         4,224         3,965           12,542        12,622
    Depreciation and amortization                              2,359         2,329            6,964         7,218
                                                          -----------   ----------       -----------   -----------
    Total operating expenses                                   6,583         6,294           19,506        19,840
                                                          -----------   ----------       -----------   -----------
Income from operations                                         4,869         4,368           14,177        12,846

Other income (expenses):
    Foreign exchange gains (losses), net                      (3,477)       (3,167)           1,863        (5,670)
    Interest expense                                          (3,248)       (4,297)         (10,343)      (14,713)
    Interest income                                              301           429            1,079         1,212
    Other, net                                                   (29)           (6)              (4)           41
                                                          -----------   -----------      -----------   -----------
Net income (loss)                                         $   (1,584)   $   (2,673)      $    6,772    $   (6,284)

Cumulative convertible preferred stock
  dividends (in arrears)                                         (27)          (27)             (80)          (80)
                                                          -----------   -----------      -----------   -----------
Net income (loss) ascribable to common stockholders           (1,611)       (2,700)           6,692        (6,364)

Comprehensive income adjustments                                (148)        1,504              182         2,580
                                                          -----------   ----------       -----------   -----------

Total comprehensive income (loss)                         $   (1,759)   $   (1,196)      $    6,874    $   (3,784)
                                                          ===========   ===========      ===========   ===========

Net income (loss) per common share:

    Basic                                                 $    (0.13)   $    (0.22)      $     0.55    $    (0.53)
                                                          ===========   ===========      ===========   ===========

    Diluted                                               $    (0.13)   $    (0.22)      $     0.54    $    (0.53)
                                                          ===========   ===========      ===========   ===========

Weighted average number of common shares outstanding:

    Basic                                                 12,103,180    12,015,179       12,098,923    12,006,252
                                                          ===========   ==========       ===========   ===========

    Diluted                                               12,103,180    12,015,179       12,552,759    12,006,252
                                                          ===========   ==========       ===========   ===========


     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
          Consolidated Condensed Statements of Stockholders' Deficiency
                        (In thousands, except share data)

                                   (unaudited)

                                                                                                    Accumulated
                                                                                                       Other            Total
                                        Common     Preferred      Additional       Accumulated     Comprehensive    Stockholders'
                              Shares      Stock      Stock      Paid-in Capital      deficit          Income         Deficiency
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31,
2000                        12,087,179    $ 12         -            144,601         (170,143)         14,652         $ (10,878)

Exercise of options and
   pre-emptive rights         16,001        -          -              114               -                -               114

Modification of option          -           -          -              (9)               -                -               (9)
  terms

Cumulative convertible
   preferred stock              -           -          -               -               (80)              -              (80)
   dividends (in arrears)

Net income                      -           -          -               -              6,772              -              6,772
Foreign currency
   translation                  -           -          -               -                -               182              182
   adjustment
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30,
2001                        12,103,180    $ 12         -            144,706         (163,451)         14,834          $ (3,899)
-----------------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
          For the Nine Month Periods Ended September 30, 2001 and 2000
                                 (In thousands)

                                   (unaudited)

                                                                            2001                        2000
                                                                            ----                        ----
Net cash provided by (used in) operating activities              $        10,702                       5,016
                                                                      ----------                 -----------
Cash flows from investing activities:
    Construction of telecommunication networks                            (3,206)                     (4,509)
    Increase in construction deposits                                     (2,653)                     (1,897)
    Proceeds from sale of assets                                              27                         279
                                                                      ----------                 -----------

           Net cash used in investing activities                          (5,832)                     (6,127)
                                                                      ----------                 -----------
Cash flows from financing activities:
    Borrowings under long-term debt agreements                                 -                     117,170
    Repayments and settlement of long-term debt                           (3,291)                   (117,534)
    Borrowings under short-term debt agreements                                -                       3,754
    Deferred financing costs paid under long-term debts agreements                                    (3,104)
    Proceeds from exercise of stock options and pre-emptive rights           114                         264
                                                                      ----------                 -----------
           Net cash (used in) provided by financing activities            (3,177)                        550
                                                                      -----------                -----------
Effect of foreign exchange rate changes on cash                              484                      (2,272)
                                                                      ----------                 -----------

Net increase (decrease) in cash and cash equivalents                       2,177                      (2,833)

Cash and cash equivalents at beginning of period                          15,596                      17,197
                                                                      ----------                 -----------

Cash and cash equivalents at end of period                       $        17,773                      14,364
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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       (b)    Net Income (Loss) Per Share

              Net income (loss) per share ("EPS") is computed by dividing income or loss ascribable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, or preferred securities were converted, and that the proceeds from such exercises or conversions were used to acquire shares of common stock at the average market price during the reporting period.

              The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and nine month periods ended September 30, 2001 and 2000:

                                                    3 months ended                       9 months ended
                                                    --------------                       --------------

                                                   2001              2000            2001             2000
                                                   ----              ----            ----             ----
                 ($ in thousands,
                     except share data)
           Net income (loss) ascribable to
              common stockholders               $(1,611)          $(2,700)          $6,692           $(6,364)
           plus: preferred stock dividends           27                27               80                80
                                                -------           -------         --------           -------

           Net income (loss)                    $(1,584)          $(2,673)          $6,772           $(6,284)
                                                ========          ========          ======           ========

           Determination of shares:
           Weighted average common
              shares outstanding -
              basic                          12,103,180        12,015,179       12,098,923        12,006,252
           Assumed conversion of
              dilutive stock options and
              cumulative convertible
              preferred stock                         -                 -          453,836                 -
                                             ----------        ----------       ----------      ------------

           Weighted average common
               shares outstanding -
               diluted                       12,103,180        12,015,179       12,552,759        12,006,252

           Net income (loss) per common
               share:
                    Basic                        $(0.13)           $(0.22)           $0.55            $(0.53)

                    Diluted                      $(0.13)           $(0.22)           $0.54            $(0.53)


                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

              For the nine month period ended September 30, 2001, 2,734,400 stock options and warrants were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three month period ended September 30, 2001 and the three and nine month periods ended September 30, 2000, potentially dilutive common stock equivalents and convertible preferred stock were excluded from the computation of diluted net loss per common share because they were antidilutive.

       (c)    Foreign Exchange Financial Instruments

              Foreign exchange financial instrument contracts are utilized by the Company to manage certain foreign exchange rate risks. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

(2)    Cash and Cash Equivalents

              At September 30, 2001, cash of $2,723,000 comprised the following:
              $608,000 on deposit in the United States, and $2,115,000 consisting of $210,000 denominated in U.S. dollars and the equivalent of $1,905,000 denominated in Hungarian Forints on deposit with banks in Hungary.

              Cash equivalents amounted to approximately $15,050,000 at September 30, 2001 and consisted of Hungarian government securities, denominated in Hungarian Forints, purchased under agreements to resell which mature within three months.

 (3)   Related Parties

       Current amounts due to related parties totalling $1,206,000 at September 30, 2001 are comprised of the following: $254,000 due to a subsidiary of Citizens Communications Company, representing cumulative preferred stock dividends in arrears, and $952,000 representing payments due to three former officers under separate termination, consulting and non-competition agreements. The Company paid approximately $906,000 during each of the nine month periods ended September 30, 2001 and 2000 to the former officers under these agreements.

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

       Other Service and Product Revenues - PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues.

       The revenues generated by these products and services for the periods ended September 30 were as follows:

                                                    3 months ended                       9 months ended
                                                    --------------                       --------------

                                                 2001                2000            2001             2000
                                                 ----                ----            ----             ----
                 ($ in thousands)
           Telephone services                 $10,456             $ 9,861          $30,995           $30,354
           Network services                       720                 603            1,960             1,772
           Other service and product
              revenues                            276                 198              728               560
                                              -------             -------          -------           -------

                                              $11,452             $10,662          $33,683           $32,686
                                              =======             =======          =======           =======


                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements


                                   (unaudited)

       Major Customers

       For the periods ended September 30, 2001 and 2000, none of the Company's customers accounted for more than 10% of the Company's total revenues.


(5)    Long-term Debt


       On November 9, 2001, the Company and its bank lenders under the Company's Senior Secured Debt Facility Agreement (the "Debt Agreement") amended the Debt Agreement. The amendment eliminated the covenant requiring the Company to maintain a minimum level of EBITDA, measured in Hungarian forints, each quarter and waived for the fourth quarter 2001 and first quarter of 2002 a financial covenant requiring the Company to maintain a minimum senior debt service coverage ratio. In connection with the elimination and such waivers, the Company agreed to (i) make a payment by November 21, 2001 in the amount of approximately $7.9 million (at November 9, 2001 exchange rates) into escrow to cover the interest and principal repayment under the Debt Facility due December 31, 2001; (ii) between May 1, 2002 and May 12, 2002 pay the interest and principal due on June 30, 2002 under the Debt Facility into escrow; (iii) make a prepayment by November 21, 2001 of 5% of the original loan (approximately $5.6 million at November 9, 2001 exchange rates); (iv) immediately cancel the remaining EUR 1 million undrawn portion of the EUR 5 million revolver portion of the Debt Agreement (v) cancel the remaining portion (EUR 4 million) of the revolver portion of the Debt Agreement following the repayment of such principal and accrued interest by the Company in April 2002; (vi) pay an additional 15 basis points of interest on the floating rate term loan portion of the Debt Agreement; and (vii) pay a waiver fee of EUR 195,000 to the banking syndicate. The amendment also provides that after May 31, 2002, the Company may request that the banking syndicate reinstate the revolver portion (EUR 5 million) of the Debt Agreement. However, any such reinstatement would be at the discretion of each member of the banking syndicate individually with regard to its original commitment at April 11, 2000. Further, the amended agreement allows for those lenders participating in the reinstatement of the revolver to increase their individual commitments such that, in the aggregate all of the lenders participating in the reinstated revolver could provide up to the original revolver amount of EUR 5 million. Included in current installments of long-term debt as of September 30, 2001 is the 5% prepayment mentioned above.


(6)    Derivative Instruments and Hedging Activities

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


                                   (unaudited)

       ("SFAS 138"). Accordingly, the Company carries its foreign currency forward contracts at fair value in its consolidated balance sheet. The fair value is based on forward rates provided by the counterparty bank with which the Company has entered into the forward contract. The foreign currency forward contracts the Company has entered into do not qualify for hedge accounting, as defined under SFAS 133 and 138 and, accordingly, changes in the fair value of the forward contracts are reported in the consolidated statement of operations and comprehensive income, as a part of net foreign exchange gains/(losses).

       Prior to the adoption of SFAS 133 and 138, the Company accounted for its foreign currency forward contracts under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). The transition adjustment on adoption of SFAS 133 and 138 was not material and has not been separately presented as the effect of a change in accounting principle. The fair value of the Company's foreign currency forward contracts at September 30, 2001 and December 31, 2000 are approximately $138,000 and $13,000, respectively.

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

         The Company achieved EBITDA1 of $7.2 million during the quarter ended September 30, 2001, up from EBITDA of $6.7 million for the quarter ended September 30, 2000. Now that the Company's networks are substantially built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and maintain profitability will depend upon a number of factors, including the Company's ability to attract additional customers both in and outside its operating areas and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies, as well as market acceptance of telecommunications services both in and outside the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

         Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added approximately 143,000 access lines through September 30, 2001 to the approximately 60,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("Matav"), the former State-controlled monopoly telephone company.




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

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Comparison of Three Months Ended September 30, 2001 and Three Months Ended September 30, 2000

         The Company's Hungarian subsidiaries' functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2001 was 283.16, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2000 of 286.30. When comparing the three months ended September 30, 2001 to the three months ended September 30, 2000, it should be noted that all U.S. dollar reported amounts have been affected by this 1% appreciation of the Hungarian forint.

   Net Revenues
                                                                            Quarter ended
                                                                            September 30,
      (dollars in millions)                                              2001        2000         % change
      Measured service revenues                                           7.3         7.7            (5)
      Subscription revenues                                               4.1         3.3            24
      Net interconnect charges                                           (1.6)       (1.7)            6
                                                                        ------       -----
      Net measured service and subscription revenues                      9.8         9.3             5
      Connection fees                                                     0.6         0.6             -
      Other operating revenues, net                                       1.1         0.8            38
                                                                        -----        -----
      Telephone Service Revenues, Net                                    11.5        10.7             7
                                                                        =====        =====


         The Company recorded a 7% increase in net telephone service revenues to $11.5 million for the three months ended September 30, 2001 from $10.7 million for the three months ended September 30, 2000.

         Net measured service and subscription revenues increased 5% to $9.8 million for the three months ended September 30, 2001, from $9.3 million for the three months ended September 30, 2000. Measured service revenues decreased 5% to $7.3 million during the three months ended September 30, 2001 from $7.7 million during the three months ended September 30, 2000. Subscription revenues increased 24% to $4.1 million during the three months ended September 30, 2001 from $3.3 million during the three months ended September 30, 2000. Measured service revenues decreased in functional currency terms by approximately 5% due to an average 3.6% decrease in call tariffs between 2000 and 2001 as a result of continued tariff re-balancing which was introduced during 2000 and an approximate 1% decrease in the number of revenue days between the two periods. Subscription revenues increased in functional currency terms by approximately 23% as a result of continued tariff re-balancing. Under tariff re-balancing, a more cost-driven payment structure is envisaged, with monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, as in many other countries over the past several years, cheaper local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the Company and for the telecom industry as a whole is expected to be neutral.

         These revenues have been reduced by net interconnect charges which totalled $1.6 million during the three months ended September 30, 2001, compared to $1.7 million during the three months ended September 30, 2000. As a percentage of measured service and subscription

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


revenues, net interconnect charges have declined from 15.5% for the three months ended September 30, 2000 to 14% for the three months ended September 30, 2001.

         Connection fees, which represent fees paid by customers to connect to the Company's networks, remained consistent at $0.6 million for each of the three month periods ended September 30, 2001 and 2000. During the fourth quarter of 2000, the Company implemented the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), with effect from January 1, 2000, which requires connection fees and corresponding direct incremental costs to be deferred and amortized over future periods. As a result of the implementation of SAB 101, certain connection fees and related operating and maintenance costs recognized in prior periods were deferred and are being amortized over the estimated average subscriber life of 7 years. The adoption of SAB 101 has not had a material impact on the Company's results of operations. The amortization of deferred connection fee revenue and associated direct incremental costs is included in net telephone service revenues and operating and maintenance expenses, respectively. The adoption of SAB 101 in the fourth quarter of 2000 caused connection fee revenues for the three months ended September 30, 2000 to be restated from what was previously reported of $0.3 million to $0.6 million.

         Other operating revenues, which include revenues generated from the provision of direct lines, operator services and other miscellaneous telephony service revenues, totalled $1.1 million for the three months ended September 30, 2001, as compared to $0.8 million for the three months ended September 30, 2000.

   Operating and Maintenance Expenses

         Operating and maintenance expenses increased to $4.2 million for the three month period ended September 30, 2001, from $4.0 million for the three month period ended September 30, 2000. The adoption of SAB 101 in the fourth quarter of 2000 caused operating and maintenance expenses for the three months ended September 30, 2000 to be restated from what was previously reported of $3.7 million to $4.0 million. In functional currency terms, operating and maintenance expenses increased approximately 8% for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, due to inflationary increases in costs at the Company's Hungarian subsidiaries. In U.S. dollar terms, however, the increase in such costs in functional currency terms has been offset by a reduction in the Company's U.S. dollar denominated operating expenses between the periods.

   Depreciation and Amortization

         Depreciation and amortization charges increased $0.1 million to $2.4 million for the three months ended September 30, 2001 from $2.3 million for the three months ended September 30, 2000, due to the appreciation of the Hungarian forint between the periods. Depreciation and amortization charges remained consistent in functional currency terms between the periods.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


   Income from Operations

         Income from operations increased to $4.9 million for the three months ended September 30, 2001 from $4.4 million for the three months ended September 30, 2000. Contributing to such improvement were higher net telephone service revenues, partially offset by slightly higher operating and maintenance expenses.

   Foreign Exchange Losses

         Foreign exchange losses amounted to $3.5 million for the three months ended September 30, 2001, compared to foreign exchange losses of $3.2 million for the three months ended September 30, 2000. Such foreign exchange losses resulted primarily from the weakening of the Hungarian forint against the Company's EUR 85.6 million denominated debt outstanding, partially offset by the strengthening of the Hungarian forint against the Company's U.S. dollar 25 million denominated debt during the three month period ended September 30, 2001. At September 30, 2001, the Hungarian forint had weakened in value by approximately 6% against the euro and strengthened approximately 2% against the U.S. dollar as compared to June 30, 2001. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses when the Hungarian forint appreciates/devalues against such non-forint currencies. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

   Interest Expense

         Interest expense decreased to $3.2 million for the three months ended September 30, 2001 from $4.3 million for the three months ended September 30, 2000. This $1.1 million decrease is primarily attributable to approximately $0.8 million of amortization of forward points on forward foreign currency contracts accounted for under SFAS 52, included in interest expense for the three months ended September 30, 2000. The Company adopted the provisions of SFAS 133 and SFAS 138 on January 1, 2001 and the foreign currency forward contracts the Company has entered into during 2001 do not qualify for hedge accounting as defined under SFAS 133 and SFAS 138. Profits or losses on forward foreign currency contracts are included in foreign exchange gains/losses in 2001. The Company's weighted average interest rate on its debt obligations went from 7.95% for the three months ended September 30, 2000 to 8.06% for the three months ended September 30, 2001, a 1% increase. See "Liquidity and Capital Resources" section below.

Net Loss

         As a result of the factors discussed above, the Company recorded a net loss ascribable to common stockholders of $1.6 million, or $0.13 per share on a basic and diluted basis, during the three months ended September 30, 2001 as compared to a net loss ascribable to common stockholders of $2.7 million, or $0.22 per share on a basic and diluted basis, during the three months ended September 30, 2000.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000

         As previously mentioned, the Company's Hungarian subsidiaries' functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 2001 was 288.47, as compared to an average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 2000 of 275.34. When comparing the nine months ended September 30, 2001 to the nine months ended September 30, 2000, it should be noted that all U.S. dollar reported amounts have been affected by this 5% devaluation in the Hungarian forint.

   Net Revenues
                                                                            Year-to-date
      (dollars in millions)                                              2001        2000         % change
      Measured service revenues                                          21.8         23.4        (7)
      Subscription revenues                                              11.9         10.0        19
      Net interconnect charges                                           (4.8)       (5.0)         4
                                                                        ------       ------
      Net measured service and subscription revenues                     28.9        28.4          2
      Connection fees                                                     1.6         1.6         -
      Other operating revenues                                            3.2         2.7         19
                                                                        ------       -----
      Telephone Service Revenues, Net                                    33.7        32.7          3
                                                                        ======       ======

         The Company recorded a 3% increase in net telephone service revenues of $33.7 million for the nine months ended September 30, 2001, as compared to revenues of $32.7 million for the nine months ended September 30, 2000.

         Net measured service and subscription revenues increased 2% to $28.9 million for the nine months ended September 30, 2001 from $28.4 million for the nine months ended September 30, 2000. Measured service revenues decreased 7% to $21.8 million, while subscription revenues increased 19% to $11.9 million for the nine months ended September 30, 2001. Measured service revenues decreased in functional currency terms by approximately 2% as a result of an average 3.6% decrease in call tariffs between 2000 and 2001 as a result of continued tariff re-balancing which was introduced during 2000, offset by an increase in average access lines in service from approximately 201,500 for the nine months ended September 30, 2000 to approximately 205,400 during the nine months ended September 30, 2001. Subscription revenues increased in functional currency terms by approximately 26% as a result of continued tariff re-balancing. Under tariff re-balancing, a more cost-driven payment structure is envisaged, with the actual monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, as in many other countries over the past several years, cheaper local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the Company and the telecom industry as a whole is expected to be neutral. The increase in subscription revenues in functional currency terms has been offset to an extent by the approximate 5% devaluation of the functional currency between the periods and, therefore, subscription revenues show only a 19% increase in U.S. dollar terms.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


         These revenues have been reduced by net interconnect charges which totalled $4.8 million for the nine months ended September 30, 2001, as compared to $5.0 million for the nine months ended September 30, 2000. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 15.0% for the nine months ended September 30, 2000 to 14.2% for the nine months ended September 30, 2001.

         Connection fees, which represent fees paid by customers to connect to the Company's networks, remained consistent at $1.6 million for each of the nine month periods ended September 30, 2001 and 2000. During the fourth quarter of 2000, the Company implemented the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), with effect from January 1, 2000, which requires connection fees and corresponding direct incremental costs to be deferred and amortized over future periods. As a result of the implementation of SAB 101, certain connection fees and related operating and maintenance costs recognized in prior periods were deferred and are being amortized over the estimated average subscriber life of 7 years. The adoption of SAB 101 has not had a material impact on the Company's results of operations and the amortization of deferred connection fee revenue and associated direct incremental costs is included in net telephone service revenues and operating and maintenance expenses, respectively. The adoption of SAB 101 in the fourth quarter of 2000 caused connection fee revenues for the nine months ended September 30, 2000 to be restated from what was previously reported of $0.8 million to $1.6 million.

         Other operating revenues, which include revenues generated from the provision of direct lines, operator services and other miscellaneous telephony service revenues, totalled $3.2 million for the nine months ended September 30, 2001, as compared to $2.7 million for the nine months ended September 30, 2000.

   Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 1% to $12.5 million for the nine months ended September 30, 2001, as compared to $12.6 million for the nine months ended September 30, 2000. The adoption of SAB 101 in the fourth quarter of 2000 caused operating and maintenance expenses for the nine months ended September 30, 2000 to be restated from what was previously reported of $11.8 million to $12.6 million. In functional currency terms, operating and maintenance expenses increased 9% for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to inflationary increases in costs. In U.S. dollar terms, however, the increase in such costs in functional currency terms has been offset by the 5% devaluation of the Hungarian forint between the periods and a reduction in the Company's U.S. dollar denominated operating expenses between the periods.

   Depreciation and Amortization

         Depreciation and amortization charges decreased $0.2 million, or 3%, to $7.0 million for the nine months ended September 30, 2001 from $7.2 million for the nine months ended September 30, 2000, due primarily to the devaluation of the Hungarian forint between the periods. Depreciation and amortization charges increased in functional currency terms by approximately 2% due to additional capital expenditures.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


   Income from Operations

         Income from operations increased to $14.2 million for the nine months ended September 30, 2001, compared to $12.8 million for the nine months ended September 30, 2000. Contributing to such improvement were higher net telephone service revenues, lower operating and maintenance expenses and lower depreciation and amortization charges.

   Foreign Exchange Gains (Losses)

         Foreign exchange gains amounted to $1.9 million for the nine months ended September 30, 2001, compared to foreign exchange losses of $5.7 million for the nine months ended September 30, 2000. The foreign exchange gains resulted primarily from the appreciation of the Hungarian forint against the Company's average EUR 87.3 million denominated debt outstanding during the period. At September 30, 2001, the Hungarian forint had appreciated in value by approximately 3% against the euro and by approximately 1% against the U.S. dollar as compared to January 1, 2001. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses on its consolidated financial statements when the Hungarian forint appreciates/devalues against such non-forint currencies. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

   Interest Expense

         Interest expense decreased to $10.3 million for the nine months ended September 30, 2001 from $14.7 million for the nine months ended September 30, 2000. This $4.4 million decrease is attributable to lower interest rates paid on borrowings in currencies other than the Hungarian forint. The decrease results from the Company's medium-term credit facility entered into in April 2000, pursuant to which the Company's borrowings went from being mostly Hungarian forint denominated to mostly euro denominated, and the Company's weighted average interest rate on its debt obligations went from 11.51% for the nine months ended September 30, 2000, to 8.68% for the nine months ended September 30, 2001, a 25% decrease. Included in interest expense for the nine months ended September 30, 2000 is approximately $1.4 million of amortization of forward points on forward foreign currency contracts accounted for under SFAS 52. The Company adopted the provisions of SFAS 133 and SFAS 138 on January 1, 2001 and the foreign currency forward contracts the Company has entered into during 2001 do not qualify for hedge accounting as defined under SFAS 133 and SFAS 138. See "Liquidity and Capital Resources" section below.

   Net Income (Loss)

         As a result of the factors discussed above, the Company recorded income ascribable to common stockholders of $6.7 million, or $0.55 per share, or $0.54 per share on a diluted basis, for the nine months ended September 30, 2001 as compared to a net loss ascribable to common stockholders of $6.4 million, or $0.53 per share on a basic and diluted basis, for the nine months ended September 30, 2000.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Liquidity and Capital Resources

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The development and installation of the network in each of the Company's operating areas has required significant capital expenditures ($195.9 million at historical exchange rates through September 30, 2001). Since the end of 1998, the Company's networks have had the capacity, with only normal capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within its operating areas.

         Net cash provided by operating activities totalled $10.7 million during the nine months ended September 30, 2001, compared to $5.0 million during the nine months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, the Company used $5.8 million and $6.1 million, respectively, in investing activities, which was primarily used to fund additions to the Company's telecommunications networks. Financing activities used net cash of $3.2 million for the nine months ended September 30, 2001, compared with net cash provided by financing activities of $0.6 million for the nine months ended September 30, 2000.

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

         On November 9, 2001, the Company and its bank lenders amended the Debt Agreement. The amendment eliminated the covenant requiring the Company to maintain a minimum level of EBITDA, measured in Hungarian forints, each quarter and waived for the fourth quarter 2001 and first quarter of 2002 a financial covenant requiring the Company to maintain a minimum senior debt service coverage ratio. In connection with the elimination and such waivers, the Company agreed to (i) make a payment by November 21, 2001 in the amount of approximately $7.9 million (at November 9, 2001 exchange rates) into escrow to cover the interest and principal repayment under the Debt Facility due December 31, 2001;
(ii) between May 1, 2002 and May 12, 2002 pay the interest and principal due on June 30, 2002 under the Debt Facility into escrow; (iii) make a prepayment by November 21, 2001 of 5% of the original loan (approximately $5.6 million at November 9, 2001 exchange rates); (iv) immediately cancel the remaining EUR 1 million undrawn portion of the EUR 5 million revolver portion of the Debt Agreement (v) cancel the remaining portion (EUR 4 million) of the revolver portion of the Debt Agreement following the repayment of such principal and accrued interest by the Company in April 2002; (vi) pay an additional 15 basis points of interest on the floating rate term loan portion of the Debt Agreement; and (vii) pay a waiver fee of EUR 195,000 to the banking syndicate. The amendment also provides that after May 31, 2002, the Company may request that the banking syndicate reinstate the revolver portion (EUR 5 million) of the Debt Agreement. However, any

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


such reinstatement would be at the discretion of each member of the banking syndicate individually with regard to its original commitment at April 11, 2000. Further, the amended agreement allows for those lenders participating in the reinstatement of the revolver to increase their individual commitments such that, in the aggregate all of the lenders participating in the reinstated revolver could provide up to the original revolver amount of EUR 5 million. (The description and summary of the amendment to the Debt Agreement do not purport to be complete, and are subject to, and qualified in their entirety by reference to such amendment, a copy of which is filed as an exhibit hereto.)

         The Company believes that its current cash flow would have allowed it to meet its working capital needs and continue its network development plans, as well as meet its obligations under the Debt Agreement prior to the Debt Agreement being amended. The amendment has enabled the Company to significantly reduce its debt, thus positively re-balancing the Company's debt-to-equity ratio. The reduced interest payments as a result of the Company's reduced debt level are expected to positively affect the Company's net results in future quarters.

Inflation and Foreign Currency

         In May 2001, the National Bank of Hungary widened the trading band the Hungarian forint is allowed to trade within from +/- 2.25% of the mid-point of the band to +/- 15%. This widening caused the Hungarian forint to initially appreciate in value against the euro by approximately 4%. Subsequent to the band widening, and without any notice, in June 2001 the National Bank of Hungary lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. The lifting of the restrictions initially caused a large amount of investment money to flow into the Hungarian markets and the Hungarian forint has appreciated in value against the euro during 2001. During the second quarter of 2001, the Company experienced large foreign exchange gains primarily related to the re-measurement of the Company's euro denominated debt, however due to fluctuations in the Hungarian forint exchange rate market, the Hungarian forint/euro exchange rate gave back much of its gains of the second quarter in the third quarter of 2001. With the widening of the trading band as previously mentioned, the potential volatility of the Hungarian forint has increased as is evidenced by the second quarter and third quarter 2001 exchange rate gains and losses. See the "Market Risk Exposure" section below.

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

Market Risk Exposure

         The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 88% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. In the past, the "crawling peg" policy of the Hungarian National Bank, combined with the +/- 2.25% trading band, allowed the Hungarian forint to be somewhat predictable versus the euro (e.g. the Hungarian forint/euro exchange rate went from 264.58 as of January 1, 2001 to 266.70 as of March 31, 2001). However, due to the lifting of all foreign exchange restrictions concerning the Hungarian forint and the volatility in euro/U.S. dollar exchange rates, Hungarian forint/euro and Hungarian forint/U.S. dollar exchange rate variability has increased. This increase in variability is evident by the fact that the Hungarian forint/euro exchange rate went from 243.59 as of June 30, 2001 to 257.75 as of September 30, 2001, an approximate 6% depreciation in value. At the same time, the Hungarian forint/U.S. dollar exchange rate went from 287.39 as of June 30, 2001 to 281.29 as of September 30, 2001, an approximate 2% appreciation in value.

         The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $0.4 million annually based upon the Company's September 30, 2001 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.8 million annually based upon the Company's September 30, 2001 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.3 million annually based upon the Company's September 30, 2001 debt level.

         The Company is also exposed to exchange rate risk insofar as the Company has debt obligations in other than the functional currency of its majority owned Hungarian subsidiaries. Given the Company's debt obligations, which include euro and U.S. dollar denominated debt, if a 1% change in Hungarian forint/euro exchange rates were to occur, the Company's exchange rate exposure would increase or decrease by approximately $0.8 million annually based upon the

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Company's September 30, 2001 debt level. If a 1% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company's exchange rate exposure would increase or decrease by approximately $0.3 million annually.

         The Company utilizes foreign currency forward contracts to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company's long-term debt obligations. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The contracted amount of foreign currency forwards at September 30, 2001 is EUR 6,030,000 (approximately $5,525,000). The counterparties to the Company's foreign currency forward contracts are substantial and creditworthy multinational commercial banks which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

Prospective Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is continuing to evaluate the effect, if any, the adoption of the provisions of SFAS 142, that are effective January 1, 2002, will have on its results of operations and financial position.

         In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect, if any, the adoption of the provisions of SFAS 143 will have on its results of operations and financial position.

         In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The provisions of SFAS 144 require the use of a consistent accounting model for long-lived assets to be disposed of by sale, whether previously held and used, or newly acquired, and extend the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company is currently

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


evaluating the effect, if any, the adoption of the provisions of SFAS 144 will have on its results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The information required by this Item is contained under the heading "Market Risk Exposure" under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Item 1.  Legal Proceedings

         As reported in Item 3. "Legal Proceedings" in the Company's Report on Form 10-K for the year ended December 31, 2000, KNC, a subsidiary of the Company, was a defendant in a lawsuit filed in Hungary over the use by KNC of wireless technology to certain homes instead of a fixed connection. KNC won the case on appeal. The plaintiff failed to file a request for review with the Hungarian Supreme Court. Therefore, the lawsuit is permanently terminated with KNC prevailing.

         As reported in Item 3. "Legal Proceedings" in the Company's Report on Form 10-K for the year ended December 31, 2000 and Item 1., Part II of the Company's report on Form 10-Q for the quarterly periods ended March 31, 2001 and June 30, 2001, the Company is involved in various legal proceedings in Hungary with a Hungarian contractor and one of the contractor's creditors. As reported, a hearing in one of these cases was to take place on November 5, 2001 but the judge adjourned the hearing until December 2001.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Default Upon Senior Securities

         (a)      None.
         (b) On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Communications Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of September 30, 2001, the total arrearage on the Preferred Shares was $254,000.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit
              Number        Description
              --------      -----------
               2            Plan of acquisition, reorganization, arrangement,
                            liquidation or succession  (None)

                           Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


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

               4.1 Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant's Registration Statement on From SB-2 filed on October 27, 1994 and incorporated herein by reference (File #33-80676)

               4.2 Certificate of Designation of Series A - Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

               10.1 Amendment No. 1 to the Senior Secured Debt Facility Agreement between Hungarian Telephone and Cable Corp. and its Subsidiaries and Citibank International PLC as Facility Agent dated November 9, 2001

               11           Statement re computation of per share earnings
                            (not required)

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

                                            Hungarian Telephone and Cable Corp.

November 14, 2001                           By: /s/ Ole Bertram
                                                --------------------------------
                                                Ole Bertram
                                                Chief Executive Officer
                                                and President

November 14, 2001                           By:/s/ William McGann
                                               ---------------------------------
                                                William McGann
                                                Chief Accounting Officer,
                                                Controller and Treasurer

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES



                                Index to Exhibits
                                -----------------

                Exhibit
                Number     Description
                -------    -----------

                  10.1 Amendment No. 1 to the Senior Secured Debt Facility Agreement between Hungarian Telephone and Cable Corp. and its Subsidiaries and Citibank International PLC as Facility Agent dated November 9, 2001