Form 10-K
period 2001-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2002-03-29
CIK 889949

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

                                      OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to

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

Registrant's telephone number, including area code: (203) 656-3882

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
      -------------------             -----------------------------------------
Common Stock, par value $.001              American Stock Exchange
   per share

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes X No
    -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 25, 2002, 12,103,180 shares of the Registrant's Common Stock were outstanding, of which 12,095,467 were held by non-affiliates of the Registrant. The aggregate market value of the Registrant's Common Stock held by non-affiliates, computed by reference to the closing price of the Common Stock on the American Stock Exchange as of March 25, 2002, was $61,686,881. The exclusion of shares owned by any person from such amount shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                     Documents Incorporated by Reference

     Part III - Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2001.

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

                                    PART I

     In this Form 10-K, all references to "$" or "U.S. dollars" are to United States dollars, all references to "EUR" or "euros" are to the euro which is the currency of the European Monetary Union, and all references to "HUF" or "forints" are to Hungarian forints. Certain amounts stated in euros and forints herein also have been stated in U.S. dollars solely for the informational purposes of the reader, and should not be construed as a representation that such euro or forint amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise stated or the context otherwise requires, such amounts have been stated at December 31, 2001 exchange rates. The forint/U.S. dollar middle exchange rate as of December 31, 2001 was approximately 279.03 forints per U.S. dollar.

                               ITEM 1. BUSINESS

COMPANY OVERVIEW

     Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") provides basic telephone services in three defined regions within the Republic of Hungary ("Bekes", "Nograd" and "Papa/Sarvar", each an "Operating Area" and together, the "Operating Areas") pursuant to five separate 25-year telecommunications concessions granted by the Hungarian government. Until December 31, 2001 HTCC provided its services through its four majority-owned Hungarian operating subsidiaries in its five concession areas. As of January 1, 2002 HTCC merged its four Hungarian operating subsidiaries into one Hungarian operating subsidiary, Hungarotel T[aacute]vk[ouml]zlesi Rt. ("Hungarotel" or the "Operating Company") in which HTCC has a 99.9% equity ownership stake.
On January 1, 2002 HTCC also consolidated the five concession areas into three Operating Areas to realize operational efficiencies. Hungarotel owns and operates virtually all existing public telephone exchanges and local loop telecommunications network facilities in its Operating Areas and is the exclusive provider through November 1, 2002 of non-cellular local voice telephone services in such areas.

     The Company acquired its concession rights from the Hungarian Ministry of Transportation, Telecommunications and Water Management (the "TTW Ministry") for $11.5 million (at historical exchange rates) and purchased the existing telecommunications infrastructure in the Operating Areas in 1995 and 1996, including approximately 61,400 access lines, from Magyar T[aacute]vk[ouml]zl[eacute]si Rt. ("Matav"),the formerly State-controlled monopoly telephone company, for $23.2 million (at historical exchange rates). Since the acquisition of such existing networks, the Company has incurred capital expenditures through December 31, 2001 of $197 million (at historical exchange rates) to expand and upgrade the network facilities which has resulted in the completion of a modern telecommunications network in each of the Operating Areas. As of December 31, 2001, the Company's telecommunications networks had approximately 203,500 access lines in service, an addition of approximately 142,100 access lines to the 61,400 access lines acquired from Matav. The Company's networks have the capacity, with only normal additional capital expenditures required, to provide basic telephone services to virtually all of the estimated 279,600 homes and 38,500 business and other institutional subscribers (including government institutions) within its Operating Areas.

The Company completed its network modernization and construction program in each of its Operating Areas primarily through turnkey construction contracts with Siemens, Ericsson and F[aacute]zis Telecommunication System Design and Construction Corporation. The build-out was primarily financed through a $170 million credit facility with Postabank es Takarekpenztar Rt., a Hungarian commercial bank ("Postabank"), which was subsequently refinanced and a $47.5 million contractor financing facility. See Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Notes 5 and 8(d) of Notes to Consolidated Financial Statements.

     The following table sets forth certain information as of December 31, 2001 with respect to each of the Operating Areas.

                          Bekes        Nograd    Papa/Sarvar    Total
                          -----        ------    -----------    -----
Population..........     391,700      147,900      128,400     668,000
Residences..........     166,900       62,400       50,300     279,600
Businesses /(1)/....      23,100        8,900        6,500      38,500
Access Lines:
   Residential......      97,200       39,900       36,700     173,800
   Business /(2)/...      17,000        7,100        5,600      29,700
                         -------      -------      -------     -------
Total                    114,200       47,000       42,300     203,500
Pay phones..........       1,074          434          375       1,883
Population
Penetration /(3)/...       29.2%        31.8%        32.9%       30.5%
Residential
Penetration /(4)/....      58.2%        63.9%        73.0%       62.2%

----------------------------------
/(1)/ Represents Company estimates of business and other institutional subscribers or potential subscribers (including government institutions). /(2)/ Represents Company estimates of subscribers which are businesses and other institutional subscribers (including government institutions), leased lines and pay phones. Includes ISDN equivalent lines.
/(3)/ Population Penetration rate is defined as the number of access lines per 100 inhabitants.
/(4)/ Residential Penetration rate is defined as the number of residential access lines per 100 residences.

     The following table sets forth the number of access lines served in each of the Operating Areas at takeover from Matav and at the end of 1995, 1996, 1997, 1998, 1999, 2000 and 2001.

            Takeover  1995    1996     1997     1998     1999     2000     2001
            -------   ----    ----     ----     ----     ----     ----     ----
Bekes       42,100  42,100  47,800  102,000  105,300  112,300  116,300  114,200
Nograd      13,000  14,200  20,500   35,500   40,000   46,300   47,700   47,000
Papa
/Sarvar      6,300   8,900  25,100   37,600   39,700   41,900   42,900   42,300
            ------  ------  ------   ------  -------  -------  -------  -------
   Total    61,400  65,200  93,400  175,100  185,000  200,500  206,900  203,500

     HTCC was organized under the laws of the State of Delaware on March 23, 1992. The Common Stock is traded on the American Stock Exchange under the symbol "HTC." The Company's United States office is currently located at 32 Center Street, Darien, Connecticut 06820; telephone (203) 656-3882. The Company's principal office in Hungary is currently located at Ter[eacute]z krt. 46, H-1066, Budapest; telephone (361) 474-7700.

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

     Today, Hungary is considered one of the most developed countries in Central and Eastern Europe. Since 1989, foreign direct investment has been approximately $22.4 billion. Foreign direct investment was approximately $2.5 billion in 2001. Together Hungary, Poland and the Czech Republic are the recipients of more than 50% of the total foreign direct investment into the former Communist countries in the region.

     Since 1995, the Hungarian government has embarked on an economic stabilization effort aimed at putting the economy on a sustainable path of low-inflationary growth. Hungary has experienced the following annual GDP growth rates since the initiation of that effort: 1.7% in 1995; 1.3% in 1996; 3.5% in 1997; 5% in 1998; 4.9% in 1999; 5.3% in 2000; and 3.8% in 2001. The
unemployment rate has gradually decreased from 11.1% in 1995 to 5.8% in 2001. The Hungarian inflation rate has been steadily decreasing as well as evidenced by the following declining annual inflation rates: 28.2% in 1995; 23.6% in 1996; 18.2% in 1997; 14.5% in 1998; 10.0% in 1999; 9.8% in 2000; and 9.2% in
2001.

     Hungary's application for membership in the European Union ("EU") was accepted in 1998. Hungary is now in the process of negotiating the terms of its accession into the EU. Hungary is not expected to become a member of the EU until 2004 at the earliest. Hungary joined the North Atlantic

Treaty Organization in 1999. Hungary is also a member of the World Trade Organization.

OVERVIEW OF HUNGARIAN TELECOMMUNICATIONS INDUSTRY

   The Hungarian Telecommunications Industry Prior to Privatization

     In 1989, the Hungarian state-owned Post, Telegraph and Telephone ("PTT") was divided into three separate companies: the Hungarian Broadcasting Company ("Antenna Hungaria"), the Hungarian Post Office ("Magyar Posta") and Matav. The Hungarian PTT was historically the exclusive provider of telecommunications services in Hungary. The Hungarian telecommunications market was significantly underdeveloped without the necessary investment in the telecommunications infrastructure necessary to achieve a comparable level of teledensity to that of Western Europe. As of December 31, 1995, Hungary had a basic telephone penetration rate of approximately 21 telephone access lines per 100 inhabitants compared to a European Union average of approximately 48 access lines per 100 inhabitants and a United States average of approximately 60 access lines per 100 inhabitants. Of such access lines in Hungary, approximately 40% were located in Budapest (in which approximately 18% of Hungary's population resides). In the Company's Operating Areas, access line penetration was approximately 9 access lines per 100 inhabitants as of December 31, 1995.

   Privatization of Matav and Local Telephone Service

     Beginning in 1992, the Hungarian government began the process of privatizing Hungary's telecommunications industry by selling an initial 30% stake in Matav (raised to 67% in 1995) to MagyarCom, a company then wholly owned by Deutsche Telekom AG, the German public telephone operator ("Deutsche Telekom"), and Ameritech, a United States based telecommunications company. (In 2000 Deutsche Telekom purchased the entire ownership interest of SBC Communications Inc. (Ameritech's successor) in MagyarCom). In 1997 Matav completed its initial public offering pursuant to which MagyarCom's stake in Matav was reduced to approximately 60% and the Hungarian State's stake was reduced to approximately 6%. The Hungarian State also retained certain shareholder rights by retaining one "Golden Share." In 1999 the Hungarian State sold its remaining 6% ownership interest in Matav but retained its "Golden Share." As of December 31, 2001, MagyarCom owned 59.5% of Matav while 40.5% was publicly traded.

     In 1992 the TTW Ministry divided the country into 54 primary telecommunications service areas in order to take some of such primary telecommunications service areas out of Matav's national network with respect to the provision of local basic telephone service. The TTW ministry allowed Matav to continue its monopoly in the provision of domestic and international long distance services through 2001. In 1993, the TTW Ministry solicited bids for concessions to build, own and operate telecommunications networks in the 25 service areas which had been chosen to exit the Matav system. The TTW Ministry awarded 23 concessions out of the 25 that the TTW Ministry solicited bids for. Holders of those 23 concessions today (each a Local Telephone Operator, "LTO", and together the "LTOs") include: the Company (5 concession areas); Vivendi Telecom Hungary ("Vivendi") owned by affiliates of Vivendi Universal of France and General Electric Capital Corp. (9 concession areas); an affiliate of United Pan-European Communications NV ("UPC") (1 concession area); and Matav (8 concession areas). Matav also retained the rights to service the 2 concession areas for which there were no successful bidders. Each of the LTOs (including Matav) received 25 year licenses to provide local basic telephone service with exclusivity rights in their respective concessions through 2002 (2001 in the case of Matav except for 5 areas in which Matav has exclusivity rights through 2002). In addition to the fees paid to the government which aggregated approximately $80.0 million (at historical exchange rates), each of the non-Matav LTOs negotiated a separate asset purchase agreement with Matav for each concession area's existing basic telephone plant and equipment, which led to the transfer of approximately 260,000 access lines from a total of 1.2 million access lines in the Matav system. Today Matav's local basic telephone service covers approximately 72% of Hungary's population and approximately 70% of its geographic area.

   Domestic and International Long Distance Services

     In 1998 the TTW Ministry awarded Pan-Tel Rt., a Hungarian company ("PanTel") licenses to provide such services as data transmission, voice mail and other services which were not subject to exclusive concessions. PanTel built its own countrywide telecommunications network. The current shareholders of PanTel are M[Aacute]V Rt. (the Hungarian railway company) (10.1%); KFKI Computer Systems Kft. (a Hungarian information technology firm) (14.7%); and Royal KPN NV, the Dutch telecommunications company (75.2%).

     At the end of 2001 the domestic and international long distance market was opened up to competition when Matav's right to provide exclusive domestic and international long distance voice transmission expired.

   Cellular Service

     In 1993 the TTW Ministry awarded Westel and Pannon licenses to provide nationwide digital cellular telephone services. Westel already had a license to provide analog cellular telephone services. Today Matav owns 100% of Westel and Telenor AS (the Norwegian telecommunications company) owns 100% of Pannon.

     In 1999, the TTW Ministry awarded a consortium comprised of Vodafone
Group Plc. (50.1%), RWE Telliance (19.9%), and Antenna Hungaria (30%) (together, "Vodafone") a digital 1800-megahertz (or DCS frequency) mobile phone license following a bidding process. Vodafone began operations in late 1999.

   The Regulatory Framework

     During 2000 the Hungarian government moved the responsibility for the regulation of telecommunications from the TTW Ministry to the Prime Minister's Office. The Prime Minister's Office is headed by the Chancellor (who is effectively the Deputy Prime Minister). An Information Technology Commissioner was appointed to assist the Chancellor. The Communications Authority, a central administrative organization, reports to the Chancellor and the Hungarian government. The Communications Authority is divided into three units: the Communications Inspectorate; the Regional Communications Office; and the Communications Arbitration Committee.

   The Liberalization Act

     In June 2001 the Hungarian government enacted Act XL of 2001 on Communications (the "Communications Act") which took effect on December 23, 2001. The goal of the Communications Act is to provide for a more liberalized telecommunications market by making market entry easier, promoting competition and harmonizing Hungary's telecommunications laws with those of the European Union. The Communications Act is a framework piece of legislation with the detailed governing regulations to be contained in a series of implementing decrees. See "- Summary of the Liberalization Act" and "- Regulation."

   The Hungarian Telecommunications Industry Today

     Since 1994 the LTOs and Matav have spent approximately $1 billion (at historical exchange rates) to build modern state-of-the-art telecommunications networks throughout Hungary. As a result of such investment, at the end of 2001 Matav had approximately 2.9 million access lines connected to its telecommunications networks and the other LTOs (including the Company) had over 800,000 access lines connected to their telecommunications networks. At the end of 2001 the Company had 31 access lines per 100 inhabitants in its Operating Areas as compared to 37 access lines per 100 inhabitants in all of Hungary.

     At the end of 2001 Westel had a mobile cellular phone subscriber base of
2.5 million, while Pannon's subscriber base was 1.95 million and Vodafone's subscriber base was 447,000. The overall penetration rate for cellular service in Hungary was close to 50% at the end of 2001.

COMPANY STOCKHOLDERS

     The Company has four large stockholders who together own 71.1% of the Company's outstanding common stock ("Common Stock"). The remaining 28.9% of the Common Stock is held by the public and traded on the American Stock Exchange. Set forth below is a brief description of the four largest stockholders of the Company.

   Citizens Communications Company

     Citizens Communications Company (together with its subsidiaries, "Citizens"), a New York Stock Exchange listed company ("CZN"), currently is the seventh largest local telephone exchange company in the United States, serving
2.5 million telephone access lines in 24 states. Citizens owns approximately 85% of Electric Lightwave, Inc. (NASDAQ: ELIX), a facilities-based, integrated communications provider that offers a broad range of services to telecommunications-intensive businesses in the western part of the United States. At December 31, 2001, Citizens had $10.6 billion of total assets and $1.9 billion in shareholders' equity. For the year ended December 31, 2001, Citizens had $2.5 billion of revenue and $233.0 million in operating income from continuing operations.

     In 1995 Citizens purchased 300,000 shares of HTCC's common stock from a former executive of the Company and has since acquired an additional 1,902,908 shares of Common Stock and 30,000 shares of the Company's Series A Preferred Stock convertible into 300,000 shares of Common Stock, pursuant to certain agreements entered into with HTCC (as amended and restated in certain cases, the "Citizens Agreements"). Citizens also purchased 103,000 shares of Common Stock on the open market. As of March 27, 2002, Citizens owned 19.1% of the outstanding Common Stock. The Citizens Agreements provide Citizens with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest on a fully diluted basis. For a more detailed description of some of the Citizens Agreements, see Notes 9 and 12 of Notes to Consolidated Financial Statements, and see also Item 12

"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

   TDC

     TDC A/S, formerly known as Tele Danmark A/S (together with its affiliates, "TDC") is a Danish-based European full-service provider of communications solutions. It is organized into seven main business lines. TDC is the leading provider of communications services in Denmark, the second-largest communications provider in Switzerland and holds significant interests in a range of communications companies across Northern and Continental Europe. TDC's stock trades on the Copenhagen Stock Exchange and the New York Stock Exchange ("TLD"). SBC Communications, Inc. of San Antonio, Texas owns 42% of the shares, with the remaining shares held by individual and institutional shareowners all over the world.

     At December 31, 2001, TDC had total assets of Danish Kroner 92.2 billion (approximately $10.9 billion at current exchange rates) and shareholders' equity of Danish Kroner 29.6 billion (approximately $3.5 billion at current exchange rates). During 2001, TDC had net income excluding one-time items of Danish Kroner 1.317 billion (approximately $156 million at current exchange rates) on net revenues of Danish Kroner 51.564 billion (approximately $6.1 billion at current exchange rates.)

     As a result of certain agreements between the Company and TDC (the "TDC Agreements"), the Company has issued 2,579,588 shares of Common Stock to TDC. As of March 27, 2002, TDC owned 21.3% of the outstanding Common Stock. The TDC Agreements provide TDC with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest of the outstanding Common Stock. See Notes 5, 9 and 12 of Notes to Consolidated Financial Statements, and see also Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

   Postabank

     Postabank was established in 1988 and provides a wide range of commercial and retail banking services to its private and corporate customers in Hungary. As of December 31, 2001, its total assets were HUF 363 billion ($1.3 billion). The Hungarian government owns a controlling interest in Postabank.

     In October 1996, the Company entered into a $170 million 10-Year Multi-Currency Credit Facility with Postabank (the "Original Postabank Credit Facility"). In May 1999, as part of a revision of its capital structure, the Company issued 2,428,572 shares of Common Stock, warrants to purchase 2,500,000 shares of Common Stock and notes in the aggregate amount of $25 million to Postabank. The Company also entered into a $138 million Dual-Currency Bridge Loan Agreement with Postabank (the "Postabank Bridge Loan Agreement"). As a result of such issuances and other agreements, the Company paid off the balance on and terminated the Original Postabank Credit Facility. In April 2000 the Company paid off the outstanding balance on the Postabank Bridge Loan Agreement with the proceeds of a syndicated loan agreement. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Notes 5, 9 and 12 of Notes to Consolidated Financial Statements.

     As of March 27, 2002, Postabank owned 20.1% of the outstanding Common Stock and 31.0% of the outstanding Common Stock on a fully diluted basis. For a more detailed description of some of the Postabank Agreements, see Notes 5, 9 and 12 of Notes to Consolidated Financial Statements, and see also Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

   The Danish Investment Fund for Central and Eastern Europe

     The Investment Fund for Central and Eastern Europe (the "Danish Fund") is a Danish government initiated and financed investment fund founded in 1989. The purpose of the Danish Fund is to promote Danish direct investments in Central and Eastern Europe and to enhance the possibilities for closer cooperation between Danish and Central and Eastern European companies. The Danish Fund engages in projects with Danish companies via equity capital and/or loans. As of March 27, 2002, the Danish Fund owned 10.6% of the outstanding Common Stock. See Notes 5, 9 and 12 of Notes to Consolidated Financial Statements, and see also Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

DIRECTORS

     The current directors and executive officer of the Company are Ole Bertram, a Company director and the Company's President and Chief Executive Officer; Daryl A. Ferguson, a Company director and the retired President and Chief Operating Officer of Citizens; Thomas Gelting, a Company director and a Vice-President in the Mergers and Acquisitions department at TDC; Torben V. Holm, a Company director and the head of the Mergers and Acquisitions department at TDC; John B. Ryan, a Company director and a financial consultant; William E. Starkey, a Company director and a retired Senior Executive with GTE Corporation; and Leonard Tow, a Company director and currently the Chairman and Chief Executive Officer of Citizens.

SERVICES AND PRICING

   Services

     The Company currently provides non-cellular local voice telephone services in its Operating Areas which allows subscribers to have facsimile, and modem transmission capabilities and has made available to its subscribers, through interconnection with Matav, domestic and international long distance services. (As noted above, Matav's exclusivity rights to domestic and international long distance services have expired.) In addition to these standard services, the Company currently offers its subscribers data transmission and other value-added services, including Internet, voice mail, Internet Protocol-based voice services, caller ID, call waiting, call forwarding, three-way calling, toll free calling services and audio text services.

     The Company's revenues are derived from the provision of local and domestic and international long distance telephone services which consist of
(i) charges for measured telephone service, which vary depending on the day, the time of day, distance and duration of the call, (ii) connection and subscription fees, and (iii) other operating revenues consisting principally of charges and fees from leased lines, detailed billing and other customer services, including revenues from the sale and lease of telephone equipment. The Company's customers are on a one-month billing cycle.

     Measured Service. The Company has two basic rates, peak and off-peak, for each of local and domestic long distance charges and one rate for international long distance charges. For all local calls within an Operating Area, the Company retains all of the revenues associated with the call. For local calls, the Company may choose to increase its rates up to the permitted amount or charge a lower rate. Up until now and until the full implementation of the Communications Act, for all domestic long distance calls outside of an Operating Area and all international calls, the Company has a revenue sharing arrangement with Matav the terms of which have been governed by a decree of the Prime Minister's Office. Pursuant to this revenue sharing arrangement, the Company charges for and collects from its customers the fees which are set by Matav, but subject to regulation, for domestic and international long distance calls. The Company then pays those fees to Matav but retains an interconnection fee for initiating the call. For domestic and international long distance calls to the Company's customers, the Company receives an interconnection fee from Matav for completing the call. When the Communications Act is fully implemented during 2002, the Hungarian telecommunications customers will be able to choose their domestic and international long distance carrier. If one of the Company's customers chooses Matav or another long distance carrier, Matav or that other carrier will be responsible for billing the Company's local customer for long distance charges and paying the Company an interconnection fee for initiating that call. Pursuant to the Communications Act, the Company's interconnection fees for initiating and terminating long distance calls for its local customers will be regulated by a government-approved interconnection rate scheme. If the Company's local customer chooses the Company as its long distance provider, the Company will bill its local customer for long distance calls and the Company must pay, if the call goes outside of the Company's network, Matav or another carrier a fee for transmitting the call outside of the Company's network and a fee to the telecommunications provider completing the call. Up until now (and until the full implementation of the Communications Act), the rates for calls from a Hungarian cellular phone to a Company customer and calls from a Company customer to a Hungarian cellular phone have been set by the cellular carriers and the Company received a government regulated interconnection fee for terminating or initiating the call. When the Communications Act is fully implemented, the Company will still get a government regulated interconnection fee for initiating and terminating cellular phone calls. However, the fees for calls from the Company's customers to cellular telephones will now be regulated. See "- Summary of the Liberalization Act."

     Measured Service Price Regulation. Maximum pricing levels have historically been set by the TTW Ministry (now by the Prime Minister's Office) and such rate increases have generally tracked inflation, as measured by either the Hungarian Producer Price Index ("PPI") or the Hungarian Consumer Price Index ("CPI"). In 1997, the TTW Ministry set forth a new regulatory framework for regulating annual increases in the fees for (a) local calls, (b) domestic long distance and international calls and (c) subscription fees, which included a rebalancing formula, which provides for greater increases in charges for subscription fees and local calls than in domestic long distance and international calls. In addition to using the CPI in setting rates, the Prime Minister's Office has used an efficiency factor in calculating the maximum allowable price increase. For 2001, the Prime Minister's Office approved an overall price increase of approximately 6% for measured service calls and subscription fees. For 2002, the Prime Minister's Office has approved an overall price increase for measured service calls and subscription fees of approximately 4%.

     Since 1998 the TTW Ministry and now the Prime Minister's Office have taken gradual steps to regulate the interconnection fees in accordance with internationally accepted benchmarks with the goal of creating a cost-based interconnection fee regime within the parameters of European Union standards. To that end, starting in 1999, the interconnection fees were revised to compensate the LTOs more favorably for costs than in the prior years. The Company expects government approved interconnection rates to continue to follow this cost-based interconnection fee regime. The Communications Act provides for LTOs
(including the Company) to be compensated for interconnection initiation and termination fees based on a Reference Interconnection Offer ("RIO"). The LTOs are responsible for submitting a RIO to the Communications Authority for approval. The RIO should be based on cost plus a reasonable profit. See "- Summary of the Liberalization Act."

     Subscription and Connection Fees. The Company collects a monthly subscription fee from its customers. The basic monthly subscription fee is HUF 3,000 ($10.75). In an effort to retain low usage customers, the Company has introduced several different subscription fee options for its residential customer base. For a reduced monthly subscription fee, a residential customer agrees to pay his regular monthly measured service fee plus an additional percentage of such measured service fee which should lower the overall bill for low volume users. The Prime Minister's Office regulates the subscription fees.

     The Company charges its customers connection fees when they are added to the Company's network. The Company may collect the full connection fee provided that the customer is connected within 30 days; otherwise, the Company may only collect a portion of the connection fee and must connect the subscriber within one year. Upon connection, the Company may collect the remaining portion of the fee. Connection fees are recognized as income over the expected customer life (presently seven years) from the date that the connection is made. Connection fees are regulated by the Prime Minister's Office and the maximum fees are currently HUF 30,000 ($107.51) for residential customers and HUF 90,000 ($322.54) for business and other institutional subscribers (including government institutions). Customers requesting additional access lines are charged an additional connection fee per line. The Company can offer special promotions on the connection fees if it so chooses. In the past the Company has allowed its customers to pay connection fees on various installment plans.

     Other Operating Revenue. The Company supplies private line service (point-to-point and point-to-multi-point) primarily to businesses. As of December 31, 2001, approximately 1,672 leased lines were in service. In addition, as of December 31, 2001, the Company had 1,883 public pay phones in the Operating Areas. The Company generates additional revenues from the provision of value-added services, including ISDN, voice mail, call waiting, call forwarding, and three-way calling, as well as through the sale and rental of telephone equipment.

NETWORK DESIGN AND PERFORMANCE

     The Company has constructed a versatile modern communications network which substantially replaced the antiquated system purchased from Matav. This system provides many of the technologically advanced services currently available in the United States and Western Europe. The Company's networks maintain the
North American standard, or "P01", grade of service. The P01 standard means that one call out of 100 will be blocked in the busiest hour of the busiest season. The Company believes that its ability to meet the telecommunications requirements of its customers through a combination of conventional fiber optic and wireless local loop technology affords it significant flexibility with respect to network development and network capital expenditures. The Company has replaced all manually operated local battery and common battery cord type switchboards purchased from Matav while retaining certain analog switching systems. The Company upgraded such analog switching systems allowing such systems to mimic many of the features available in modern digital switching systems with a minimal investment.

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

   Wireless Network Design

     In certain portions of the Operating Areas, the Company is using wireless network technology based upon the Digital Enhanced Cordless Telecommunications ("DECT") system which interfaces radio technology to fiber-optic, digital microwave or fixed copper networks. The use of DECT technology generally reduces the time and expense of installation and securing rights of way. In a conventional network build, significant investment must be made in order to offer service to a large proportion of potential customers whether or not they become actual customers. By contrast, the use of the DECT system in a network build-out provides for capital investment proportional to the number of customers actually connected because the radio links and other required equipment are installed only for those households choosing to take the service and are installed only at the time service is requested.

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

     The DECT-based wireless local loop system provides the same grade of service as a conventional telephone network. In addition, a DECT-based network is able to provide the same services as a conventional copper network such as voice mail, call forwarding and call barring.

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

STRATEGY

     With the recent enactment of the Communications Act and the key implementing decrees, Hungary has taken some significant action towards facilitating a more competitive telecommunications market as it seeks to join the European Union. A more competitive environment will provide the Company with many opportunities and challenges.

     On November 1, 2002 the Company's right to be the exclusive provider of non-cellular local voice telephone services in its Operating Areas will expire. Matav's rights to be the exclusive provider of non-cellular local voice telephone services in its concession areas (which cover approximately 70% of the area of Hungary) expired at the end of 2001 in the majority of its concession areas while its exclusivity rights in its remaining concession areas will expire in November 2002. All of the other LTOs' markets will also become open to competition in November 2002 as their exclusive rights to provide non-cellular local voice telephone services in their markets expire.

     Matav's exclusivity rights to provide domestic and international long distance non-cellular voice services expired at the end of 2001. Therefore, while the Company may be subject to some competition in its Operating Areas by the end of this year, the Company is now permitted to compete in the domestic and international long distance market and in the majority of Matav's markets for the provision of non-cellular local voice telephone services. By the end of the year, the Company will be permitted to compete in the other LTOs' and the rest of Matav's markets for the provision of non-cellular local voice telephone services. The Company, Matav and the other LTOs will still retain their rights to provide telecommunications services in their existing markets but, as noted above, by November 2002, not with exclusivity.

     To effectively compete in a more open Hungarian telecommunications market, the Company's primary focus is to maintain its market dominance in the provision of non-cellular local voice telephone services in its Operating Areas. To accomplish this goal, the Company is continuing and expanding its efforts to increase its product and service offerings and their usage, increase its marketing to its entire customer base, improve its customer service, and increase its operational efficiencies. Such efforts are intended to enable the Company to reduce operating costs and increase call revenues from its customer base to offset any market share lost to competitors. In addition to continuing to service its existing market, the Company also intends to selectively compete within and outside its Operating Areas by offering newly liberalized services either by itself or in conjunction with other telecommunications providers.
The Company has implemented the following operational strategies in order to further its business objectives.

   Products and Service Offerings

     While the Company's business and other institutional subscribers account for only 15% of the Company's access lines, these customers accounted for a greater share of the Company's revenue in 2001. The Company believes that its business customers have the greatest need for the variety of new products and services that a modern telecommunications company can offer. The Company also believes that its business customers will be the primary target for competition in its Operating Areas once competition opens up. Therefore, the Company intends to continue to solidify its relationship with its business customers to maintain helping them solve their communications needs.

     Since the availability of modern telecommunications services is still a relatively new phenomena in Hungary, educating the business customer on the availability and benefits of the Company's products and services is a continuing goal of the Company. The Company emphasizes increasing the installation of products and services and the usage levels of the Company's business customers by focusing on the marketing and sales of various products and services including managed lease lines, PBX sales and services, ISDN, Internet and Digifon Services (e.g. call forwarding, call waiting, call barring). The Company has an account manager assigned to each business customer who is responsible for meeting with each business customer to find out such customer's telecommunications needs. The account manager can then demonstrate each of the Company's products and services and, working together with that customer, develop a telecommunications strategy using the Company's products and services which can best enhance that customer's business.

     For residential customers, the Company is focusing its efforts on educating the customer on the availability of such products and services as voice mail, caller ID and call waiting, which are all new to the Company's residential customer base. The Company is also highlighting the benefits of the Internet and encouraging its use by offering special rate packages for Internet usage. One of the tools that the Company is deploying to increase customer awareness of these services is video and personal demonstrations in the customer service centers, which are located in each of the Operating Areas.

     The Company continues to offer the latest telecommunications products and services as they become available in the telecommunications marketplace. The Company introduced Internet Protocol-based voice services to its customers in 2000. This has enabled the Company to offer long distance and international calling services at discounted rates. During 2001 the Company become an Internet Service Provider in all of its Operating Areas under the brand name "Globonet". The Company is also reviewing options with respect to such offerings as pre-paid calling plans, loyalty programs and teleconferencing to increase usage.

   Marketing

     For its residential customers and potential customers, the Company's marketing efforts include advertising on radio and television, door-to-door marketing surveys, newspaper advertising, participation in local trade shows, direct mail, community meetings and billboard advertising. Since many Hungarians still prefer face-to-face personal marketing, the Company has leveraged the benefits of having a customer service center in each Operating Area to give personal demonstrations. To get new customers the Company has implemented short marketing campaigns targeting those residences without phone service. To induce potential new customers the Company has offered special limited time only rates on the connection fee and special rate plans for infrequent telephone users. The Company has also used its special rate plans in an attempt to limit the disconnection of customers. For business customers, the Company's primary marketing tool has been direct contact with the business customers through the Company's account managers.

   Customer Service

     The Company believes that providing a high level of customer service is important in attracting additional customers, increasing the usage of its existing products and services by its current customer base and retaining customers in a competitive environment. Prior to completion of the Company's telecommunications networks, some customers waited for over 20 years for telephone service. Today, most residences and businesses can be connected to one of the Company's networks within 7 days. The Company operates full time operator service centers in each of the Operating Areas which are staffed by operators capable of providing, among other things, call completion assistance, directory assistance and trouble reporting on a 24 hour basis. The Company also operates customer service centers in each of the Operating Areas which offer facsimile, Internet, photocopying and telephone bill payment services. These service centers also sell communications equipment, process telephone service applications and handle billing inquiries. The Company reorganized its customer service centers to make such centers more "customer friendly." The Company is providing more choices for its customers and more product information instruction. For its business customers, the Company has account representatives for each customer to work with businesses to help them achieve their objectives with innovative telecommunications solutions.

   Operational Efficiency

     The Company has increased its productivity and operational efficiency by achieving certain economies of scale with respect to network management, administration, customer service, billing, accounts receivable, payroll processing, purchasing and network maintenance. For example, the Company has implemented a centralized operating and accounting system to serve all of its Operating Areas, which has given the Company a more efficient customer billing system and greater financial accountability. To capitalize on the Company's contiguous concession areas, the Company reorganized its operations into three Operating Areas rather than four which the Company expects will help it achieve certain economies of scale. Further, in an effort to reduce more overhead and maximize efficiencies, the Company merged its four Hungarian operating subsidiaries into one Hungarian operating subsidiary as of January 1, 2002. As of result of such productivity measures, the newly consolidated Operating Company now has 323 access lines per employee. During 2002 the Company will continue its ongoing efforts to streamline its operations.

   Newly Liberalized Services

     With the Hungarian telecommunications market becoming open to competition, the Company intends to take advantage of select market opportunities. For example, the Hungarian domestic and international long distance market for non-cellular voice services in now open for competition. Therefore, the Company can now offer under its own brand name domestic and international long distance services to its existing customer base in its Operating Areas.

     For calls originating in one of the Company's Operating Areas and terminating in another of the Company's Operating Areas, the Company now has both the capability and right to carry the call from the initiating caller to the recipient completely over its own network without passing through Matav's network, thus saving the Company from any revenue sharing with Matav. For calls originating in one of the Company's Operating Areas and terminating in certain other parts of Hungary outside of the Company's Operating Areas, the Company is capable of delivering the call to the local network of the recipient for completion. In this case, the Company would keep more revenue by not having to pay for transmission services between local networks. The Company would have to pay the recipient's local carrier a fee for completing the call. For calls originating in one of the Company's Operating Areas and terminating in other parts of Hungary, the Company may have to use another provider such as Matav to carry the calls to the local network of the recipient for completion. In this case, the Company would have to pay a transmission fee and a completion fee to the other carriers. For international calls from the Company's Operating
Areas, the Company has the capability and right to carry the call on its network for handoff to an international carrier for completion.

     The Company is also free to enter markets outside its Operating Areas to provide long distance voice and data services and Internet services. The Company does not presently own the network capability to provide such services entirely over its own network but it could enter the market as a reseller and use another carrier's network as needed. In November 2002 the Company may enter all of Matav's and the other LTOs' markets as a provider of local non-cellular voice services using the local carriers network through regulated unbundling agreements. See "- Summary of the Liberalization Act."

     The Company is currently evaluating its opportunities to offer liberalized services and will enter markets that its deems appropriate for its business strategy and goals.

   Mergers and Strategic Alliances

     As the Hungarian telecommunications market continues to develop and become more liberalized as the monopolies of Matav and the LTOs continue to expire and new telecommunications providers enter and expand their presence in Hungary, the Company will continue to review its options with respect to any merger or strategic alliance possibilities that may enable the Company to offer some of the newly liberalized services discussed above.

THE OPERATING AREAS

     The following is a brief description of each of the Operating Areas:

   Bekes

     The Bekes Operating Area encompasses the southern portion of Bekes County, which borders Romania. The Bekes Operating Area is comprised of 75 municipalities and has a population of approximately 391,700 with an estimated 166,900 residences and 23,100 business and other potential subscribers (including government institutions). B[eacute]k[eacute]s is the most intensively cultivated agrarian region in Hungary and produces a substantial portion of Hungary's total wheat production. Industry, generally related to food processing, glass and textile production, is also a strong employer in the region. Foreign investors in the Operating Area include Owens Illinois of the United States and a number of European manufacturers. The region is also a center for natural gas exploration and production. As of December 31, 2001, the Company had 114,200 access lines connected to its network in the Bekes Operating Area. The Company's network in the Bekes Operating Area utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

   Nograd

     The Nograd Operating Area is comprised of 74 municipalities in the eastern portion of Nograd

County, which borders Slovakia. The Nograd Operating Area has a population of approximately 147,900, with an estimated 62,400 residences and 8,900 business and other potential subscribers (including government institutions). The principal economic activities in the Nograd Operating Area include light manufacturing, tourism, some coal mining and agriculture. Foreign investors in the region include the dairy producer, Sole, and the Japanese company, Paramount Glass. The Nograd Operating Area's proximity to Budapest, 1.5 hours by car, and its many cultural attractions makes it a desirable weekend and tourist destination. As of December 31, 2001, the Company had 47,000 access lines connected to its network in the Nograd Operating Area. The Company's network in the Nograd Operating Area utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

   Papa/Sarvar

     The Papa/Sarvar Operating Area is composed of 114 municipalities located in the counties of Veszprem and Vas. The population of the Papa/Sarvar Operating Area is approximately 128,400 with an estimated 50,300 residences and 6,500 business and other potential subscribers (including government institutions). The portion of the Papa/Sarvar Operating Area in Veszprem County is relatively underdeveloped economically with the principal economic activities centering around light industry, appliance manufacturing, agriculture and forest products. Significant foreign investors in Veszprem County include ATAG, the Dutch appliance maker, and Electricit[eacute] de France. The principal economic activities in the portion of the Papa/Sarvar Operating Area located in Vas County include heavy manufacturing and assembling, agriculture and tourism. Significant employers include: Linde (a German natural gas distributor):
Philips (a Dutch-owned electronics manufacturer); EcoPlast (a plastics producer); Saga (a British-owned poultry processor); and Flextronics International, which assembles Microsoft's video game console Xbox in the Papa/Sarvar Operating Area. As of December 31, 2001, the Papa/Sarvar Operating Area had 42,300 access lines connected to its network. The Company's network in the Papa/Sarvar Operating Area utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

SUMMARY OF THE LIBERALIZATION ACT

     In June 2001 the Hungarian Parliament enacted the Communications Act, which took effect on December 23, 2001. The goal of the Communications Act is to provide for a more liberalized telecommunications market by making market entry easier, promoting competition and harmonizing Hungary's telecommunications laws with those of the European Union. The Communications Act is a framework piece of legislation with the detailed regulations to be contained in a series of implementing decrees. Some of the key provisions of the Communications Act and the implementing decrees that have been adopted to date are summarized by topic below. The provisions are subject to change and legal interpretation by the Hungarian regulatory system and could also change based upon Hungary's accession into the European Union. While the key decrees have been passed, the Communications Act has not been fully implemented, resulting in a delay in the opening up of the long distance market to full competition.

   Administration

     The Communications Authority is the central administrative body that reports to the Chancellor in the Prime Minister's Office and the Hungarian government. It is divided into three units: the Regional Communications Office which is responsible for administrative tasks such as issuing licenses, verifying reports and market supervision; the Communications Inspectorate which is responsible for such matters as market surveillance and frequency management; and the Communications Arbitration Committee which identifies providers with significant market power, reviews reference interconnection and local loop unbundling offers for approval and settles disputes between parties.

  Market Entry

     Today market entry from a legal standpoint is relatively easier than in the past when a concession from the government was required. A potential telecommunications service provider need only notify the Communications Inspectorate that it intends to provide a telecommunications service; provided that the service is no longer protected by an exclusive concession in the specific market that the provider wants to enter.

  Significant Market Power

     The Communications Arbitration Committee is empowered to determine which telecommunications service providers in the provision of fixed-line non-cellular voice services, mobile cellular telephone services, leased line services, and interconnection services have what is deemed Significant Market Power ("SMP"). A telecommunications operator is deemed to have SMP when it has at least a 25% market share in a specific geographic area in one of the four services noted above. Under the terms of the Communications Act and because of its exclusivity rights, the Company is deemed to be a telecommunications provider with SMP in its Operating Areas until the Communications Arbitration Committee meets to determine which telecommunications providers have SMP. The Company expects that the Communications Arbitration Committee will designate the Company as a telecommunications provider with SMP in its Operating Areas. The Communications Arbitration Committee also has discretionary authority to designate a telecommunications operator as a telecommunications operator with SMP based on several factors including, among other factors, net revenue, access to capital and the necessary asset infrastructure to reach customers. Telecommunications operators with SMP have additional obligations which are summarized below.

  Interconnection

     Upon request, all telecommunications operators are required to interconnect their networks to another telecom operator provided that it is financially and technically feasible. A telecommunications operator designated as having SMP must submit a Reference Interconnection Offer ("RIO") to the Communications Arbitration Committee. Once the Communications Arbitration Committee approves a RIO, the telecom operator must provide interconnection on the terms of the RIO to any telecom operator that wants interconnection. The RIO must be based on cost plus a reasonable profit. For example, if a telecom operator wants to connect to the Company's network in order to provide domestic and international long distance service to the Company's customers, the Company must provide interconnection on the terms of its RIO.

  Local Loop Unbundling

     The LTOs (including Matav and the Company) with SMP in the provision of fixed-line non-cellular local voice telephone services are required to "unbundle" their local loop networks when their exclusivity period expires. This means that the Company, following the expiration of its exclusivity period in November 2002, will be required to allow a telecom operator to use its network to provide competing non-cellular local voice telephone services in its Operating Areas. The unbundling agreement must be on the terms of a reference unbundling offer approved by the Communications Arbitration Committee, which offer must be based on cost to the LTO plus a reasonable profit. All third parties who want to use an LTO's network to provide competing non-cellular local voice telephone service must take it on the terms approved by the Communications Arbitration Committee. A potentially important exception to this requirement that the LTOs with SMP unbundle their networks is that a SMP-designated LTO does not have an obligation to unbundle its network if the party requesting the use of the LTO's network is another SMP-designated telecommunications operator that is in a better position than that LTO with respect to assets, finances, revenues or the development of the international communications market. The exact meaning of this regulatory provision is not certain at this time but the Company could assert that it does not have to let certain other telecom service providers in Hungary, including Matav, use the Company's network to compete against the Company in the provision of non-cellular local voice telephone services in the Company's Operating Areas. However, a potential competitor is not barred from building its own network in the Company's Operating Areas. The term of this regulatory provision is also not certain at this time and the Company does not know with any certainty whether such provision would survive Hungary's entry into the EU.

  Carrier Selection

     Customers in Hungary now have a choice on a call-by-call basis or on a continuing basis which provider of domestic and international long distance voice services they wish to use. That long distance provider is then responsible for billing its customers for long distance charges and paying the LTO an interconnection fee for the initiation of the long distance call. The interconnection fee will be based on the LTO's RIO approved by the Communications Arbitration Committee.

  Universal Services

     The Communications Act provides for a Universal Services Fund in order to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. Every cellular and non-cellular telecommunications operator in Hungary is now required to contribute to a Universal Service Fund ("USF"). The contributions are to be based on a percentage of net revenue from services in Hungary. The money from the USF will be paid out to the LTOs at a fixed rate based on the number of subscribers. In return for the funds, the LTOs will have certain universal service obligations to connect certain customers to their networks at discounted rates. The Company anticipates that it will receive more funds from the USF than it pays into the USF.

  Price Regulation

     Although prices charged for some telecommunications services will not be regulated, the charges for local and long distance non-cellular calls, subscription fees and connection fees will still be regulated. The price for Internet services will also be regulated. Calls from a fixed line to a cellular phone which were set by cellular carriers in the past will also now be regulated.

  Internet Service

     Provided that it is technically feasible, telecommunications providers designated as having SMP must allow Internet Service Providers access to their networks to provide Internet access to customers. The access will be subject to the terms of an access agreement to be entered into between the telecommunications provider and the Internet Service Provider. The charges for Internet service in Hungary will be regulated and the LTOs will be obligated to pass on some of the regulated fees to the Internet Service Providers.

REGULATION

     In November 1992, the Hungarian Parliament enacted the Hungarian Telecommunications Act of 1992 (the "Telecom Act") which took effect in 1993. The Telecom Act provided for, among other things, the establishment of the conditions under which individuals and companies (including Matav, foreign persons and foreign owned companies) could bid for concessions to build, own and operate local telecommunications networks in designated service areas. The Telecom Act also gave the TTW Ministry the authority to regulate the industry, including the setting of local, domestic long distance and international rates, the sharing of revenues between the LTOs and Matav, the accrediting of equipment vendors and the setting of standards in respect of network development and services offered. The oversight of the telecommunications industry has been transferred to the Prime Minister's Office. See "- Overview of Hungarian Telecommunications Industry - The Regulatory Framework."

     With the passage of the Communications Act, many of the provisions of the Telecom Act were superceded. The Prime Minister's Office has indicated to the Company its desire to enter into discussions regarding the possible termination or amendment of the Company's Concession Contracts. At this time the Company is reviewing its options with respect to its Concession Contracts and cannot predict with certainty whether the Concession Contracts will be amended or terminated or remain unchanged. Presently the Concession Contracts are still in force. In any event the Company will retain the necessary licenses to continue its services in the Operating Areas. The terms and applicability of the Concession Contracts are further complicated by the fact that four subsidiaries of the Company entered into the Concession Contracts with the TTW
Ministry.   Those four subsidiaries ("KNC", "Raba-Com", "Papatel", and
"Hungarotel") were merged into Hungarotel as of January 1, 2002. The terms of the Company's Concession Contracts are summarized below.

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

     Corporate Governance. The amended Concession Contracts for Hungarotel and Papatel provide that two out of every five members of their Boards of Directors and one-half of the members of their Supervisory Boards be Hungarian citizens. Hungarotel, the surviving subsidiary of the Company's merged Hungarian subsidiaries, is currently in compliance with this requirement.

     Exclusivity. The Concession Contracts provide that each concession holder has the exclusive right to provide non-cellular local voice telephone services for eight years until November 2002. Thereafter the Hungarian government will have the right to grant additional licenses for the provision of non-cellular local voice telephone services in the Operating Areas.

     Royalties. Each of the Company's former subsidiaries was required by the terms of its individual Concession Contract to pay annual royalties equal to a percentage of net revenue from basic telephone services. Net revenue for this purpose is generally defined as gross revenue from basic telephone services less the fees paid to Matav. The royalty percentage may also differ by region. For example, the former subsidiaries were obligated to pay royalties in the following percentage amounts: KNC 0.1%; Raba-Com 1.5%; Hungarotel (Bekescsaba) 2.3%; Hungarotel (Oroshaza) 0.3%; and Papatel 2.3%. These amounts are paid annually, in arrears. At this time the Company does not know with certainty whether the Company will be obligated to pay such royalties for 2002 given the Prime Minister's Office's desire to amend or terminate the Concession Contracts.

     Social and Educational Contributions. In addition to the royalties described above, Concession Contracts may also call for social and educational contributions based on revenues of the Operating Company, excluding VAT. The Concession Contracts for KNC and Raba-Com require them to contribute 1.5% and 1.0% of such revenues, respectively, to support social and educational projects in their Operating Areas. At this time the Company does not know with certainty whether the Company will be obligated to pay such contributions for 2002 given the Prime Minister's Office's desire to amend or terminate the Concession Contracts.

     Renewal. Each Concession Contract provides for a 25-year term with the right to submit a proposal, within 18 months prior to the expiration of the Concession Contract to apply for an additional 12-1/2 years. With the enactment of the Communications Act, this renewal provision will not be applicable. The Company will retain a license to continue service.

     Termination upon Lack of Performance. If an LTO is unable to comply with the terms of its concession contract, the Prime Minister's Office has the right to abrogate the concession contract. In such an instance, the Prime Minister's Office has authority to determine alternative provisions for such service, which may include the sale of the LTO's telecommunications assets to an alternative provider. The Company believes that it has demonstrated substantial performance to date under its Concession Contracts and that its relations with the Prime Minister's Office are good.

     Dispute Resolution. Any disputes arising with respect to the interpretation of a Concession Contract will be adjudicated by a Hungarian court.

  Hungarian Equity Ownership Requirements.

     The TTW Ministry stipulated in the Concession Contracts for Hungarotel and Papatel, as amended on June 3, 1996, that Hungarotel and Papatel must meet certain Hungarian ownership requirements so that by the seventh year anniversary of such amendments (June 3, 2003) of their Concession Contracts, Hungarian ownership must consist of 25% plus one share of the relevant Operating Company. For the first three months after assuming operations of an Operating Area from Matav, no

Hungarian ownership was required. For the seven-year period ending June 3, 2003, Hungarian ownership must be at least 10%, except that during such period, such ownership may be reduced to as low as 1% for a period of up to two years. During such seven-year period, while the Hungarian ownership block is required to be at least 10%, such Hungarian owners of a 10% equity holding in Hungarotel or Papatel must have voting power of at least 25% plus one share, thus providing Hungarian owners the right to block certain transactions which, under Hungarian corporate law, require a supermajority (75%) of stockholders voting on the matter, such as mergers and consolidations, increases in share capital and winding-up.

     For these purposes, Hungarian ownership of shares means shares owned by Hungarian citizens. Shares owned by a corporation are considered Hungarian owned only in proportion to the Hungarian ownership of such corporation. The 25% plus one share Hungarian ownership requirement can also be met by listing such shares on the Budapest Stock Exchange.

     The equity ownership requirements and exceptions described above are contained in the June 1996 amended Concession Contracts for Hungarotel and Papatel. The equity ownership requirements expressly set forth in KNC's and Raba-Com's Concession Contracts call for a strict 25% plus one share Hungarian ownership requirement. However, the TTW Ministry stated, pursuant to a letter dated September 18, 1996, that it intended to treat all of the Company's subsidiaries equally (as set forth in Hungarotel's and Papatel's Concession Contracts) with respect to such ownership requirements.

     If the Hungarian ownership does not meet the required levels, the LTO is required to give notice to the Prime Minister's Office, which may then require the LTO to rectify the situation within three months, or a shorter period if it is determined that there has been a delay in the required notification. With respect to the Company, Postabank, a Hungarian commercial bank, owns approximately 20.1% of HTCC which is the majority owner of Hungarotel, the Operating Company. Therefore, the Company is currently deemed in compliance with the current 10% ownership requirement. The Company believes that the Prime Minister's Office will eliminate all Hungarian equity ownership requirements. In the event that the Prime Minister's Office does not change the present Hungarian ownership requirements or adopts new Hungarian equity ownership requirements, which the Company does not expect, the Company will formulate plans to meet any such Hungarian equity ownership requirements although there can be no assurance that the Company will be able to increase the Hungarian ownership in Hungarotel in a manner sufficient to comply with such requirements in the future.

  Hungarian Taxation

     Corporate Income Tax. The operations of the Company's Hungarian subsidiaries, including the Operating Company, are subject to Hungarian corporate income tax. Generally, Hungarian corporations are subject to tax at an annual rate of 18.0%. Companies which fulfilled certain criteria were entitled to a 100.0% reduction in income taxes for the five year period ending December 31, 1998 and a 60.0% reduction in income taxes for the subsequent five year period ending December 31, 2003, provided certain criteria continue to be met. See Note 1(j) of Notes to Consolidated Financial Statements. The Operating Company is currently eligible for such tax treatment. However, the corporate income tax is reviewed, and subject to change, annually. Any tax increase or change in the tax exempt status of the Operating Company could have a material adverse effect on the Company.

     Value Added Tax ("VAT"). The Hungarian VAT system is virtually identical to the one used in most European countries. VAT is a consumption tax which is fully borne by the final consumer of a product or service. The current rates of VAT in Hungary vary between 0.0% and 25.0%, depending on the type of product or service.

     Social Insurance Contributions. The level of contributions for social insurance in Hungary is one of the highest in Europe. In 2001 employers were required to pay the state 33% of an employee's gross salary as a social security contribution and 3.0% of an employee's gross salary as the employer's contribution to the unemployment fund. In addition, the Company must pay an additional HUF 3,900 ($13.98) per month for each employee for health insurance.

COMPETITION

     The Company's concession rights provide for an eight-year period of exclusivity in the provision of non-cellular local voice telephone services, which ends on November 1, 2002, while the initial 25-year terms of the concession contracts are scheduled to expire in 2019. See also "- Regulation -- Concession Contracts". As a result of the Communications Act, other telecommunications service providers can enter the long distance voice market anywhere in Hungary in 2002. Following November 1, 2002, other telecommunications service providers can enter the Company's Operating Areas to compete with the Company in the non-cellular local voice services market. However, such competitors would have to develop their own telecommunications network (wire or wireless) or may use, in some cases, the Company's network pursuant to an unbundling agreement. There may be some restrictions on the rights of certain telecommunications service providers to access the Company's networks through unbundling. See "- Summary of the Liberalization
Act."

     Today, three telecommunications service providers have built long distance networks capable of servicing substantially all of Hungary: Matav; PanTel; and Vivendi. These companies are capable of entering the Company's Operating Areas following November 1, 2002 and competing for the Company's customers, particularly the business customers. To date, Matav has been the exclusive provider of domestic and international long distance services. PanTel has substantially built a nationwide fiber optic backbone network along the rights-of-way of MAV, the Hungarian railway. PanTel has been providing business communications services such as digital data, fax and video transmission using Internet Protocol ("IP") data transmission technology and IP-based voice services primarily to large customers. PanTel also owns a majority stake in one of Hungary's largest Internet Service Providers. Vivendi provides local non-cellular voice telephone service in nine concessions areas (covering approximately 15% of the country) and has built an extensive fiber optic network throughout Hungary. Most existing telecommunications service providers in Hungary have already entered the marketplace for voice-over IP services, which did not violate Matav's now-expired exclusivity rights to long distance voice services.

     Other Hungarian telecommunications providers, and potential providers, include the following entities which have either entered, or plan to enter, the telecommunications marketplace, particularly the business marketplace: Novacom Telecommunications Kft., which is owned by affiliates of RWE, the German utility conglomerate, EnBW AG, a German electricity provider and Elmu Rt., the Hungarian electricity distributor ("Elmu"), is expanding the fiber optic infrastructure of Elmu; GTS Hungary Kft. ("GTS") which provides data and voice transmission services through a nationwide microwave network and a satellite based network (GTS also owns one of the leading Hungarian ISPs); Antenna Hungaria, the national broadcaster which is still controlled by the state; Global One Telecommunications Kft., which provides IP-based data and voice transmission services; Ireland-based eTel Hungary, which is targeting the corporate market; BT Hungaria, an affiliate of British Telecom; Sweden's Telia AB; Germany's Infigate GmbH; and U.S.-based UUNet, an affiliate of MCI WORLDCOM.

     The Company faces intense competition from the three Hungarian cellular providers: Westel; Pannon; and Vodafone. The cellular market growth has been very fast in Hungary with a penetration rate now over 50%. Unlike the United States and Western Europe, many Hungarians have gone from having no telephone (wireline or wireless) straight to cellular without getting a traditional wireline telephone. Historically, the airtime and monthly fees charged by the cellular operators are generally more than the fees for comparable services charged by the Company. The cellular telephone providers are, however, currently deploying various discounted pre-paid plans, which make pricing comparisons difficult.

     The Hungarian cable television market is highly fragmented with over 150 cable television providers. The Hungarian cable television industry is undergoing consolidation. An affiliate of United Pan-European Communications NV ("UPC") is the largest cable television operator in Hungary and owns a LTO with one concession area. UPC's controlling shareholder is UnitedGlobalCom Inc., the global television operator of Denver, Colorado.

     Hungary's application for membership in the European Union (the "EU") was accepted. Hungary is now in the process of negotiating the terms of its accession into the EU. The EU has adopted numerous directives providing for an open telecommunications market among its member nations. Hungary is not expected to become a member of the EU until 2004 at the earliest. Some of Hungary's laws affecting the telecommunications markets, including those recently enacted, could be affected by Hungary's entry into the EU.

EMPLOYEES

     The Company had a total of approximately 630 employees, including 5 expatriates, as of March 2002. The Company considers its relations with its employees to be satisfactory.

                              ITEM 2.  PROPERTIES

     The Company leases its principal executive offices in Budapest, Hungary and also has a United States office currently located at 32 Center Street, Darien, CT. In addition, the Operating Company owns or leases properties throughout its Operating Areas in Hungary. The Company has secured all the necessary rights-of-way with respect to its telecommunications networks. The Company believes that its leased and owned office space and real property is adequate for its present needs but is currently reviewing its alternatives as to its future needs.

                           ITEM 3.  LEGAL PROCEEDINGS

  Dialcont

     Hungarotel is a defendant in a lawsuit filed by Dialcont Kft. ("Dialcont") on March 28, 1996 alleging a breach of contract for services allegedly provided by Dialcont during 1994 and 1995. Dialcont claimed HUF 222 million ($795,600). The Metropolitan Court in Budapest awarded Dialcont HUF 77.7 million ($278,500) plus interest and costs in a judgement issued in October 2000. Hungarotel has filed an appeal to the Hungarian Supreme Court in October 2000, but no hearing date has been set yet. As of

March 27, 2002 the lower court's judgment with accumulated interest and costs totaled approximately HUF 154.5 million ($554,000). The Hungarian Supreme Court has the power to decide the case anew and could award up to the full amount of the original claim (HUF 222 million) plus interests and costs. The Company believes that it has it has a defense to such action and is vigorously defending itself.

  Local Business Tax

     A provision in Hungarotel's Concession Contracts provided for a payment by Hungarotel of a sum equal to ten times the local municipal business tax. At the time of the inception of the Concession Contracts, the local business tax was 0%. When this increased in one of the regions within the Hungarotel Operating Area in 1996, one municipality claimed that Hungarotel was liable to pay the local business tax at ten times the prevailing rate. However, the municipality has not been able to enforce this undertaking because it is not a party to the Concession Contracts. The municipality has taken this matter up with both the Communications Authority and the TTW Ministry. In May 1999, the then Hungarian Deputy State Secretary gave a verbal confirmation that the TTW Ministry would not enforce the undertaking against Hungarotel. Subsequently, in November 1999, the TTW Ministry sent a letter to the municipality informing it that the disputed business tax provision was not enforceable because the indefinite nature of the undertaking constituted an unjustified burden on Hungarotel and that the undertaking was not in compliance with the laws on Local Business Tax. The most recent development in this matter is a letter from the municipality to the Company dated January 18, 2001, demanding the sum of HUF 648.0 million ($2.3 million). The letter states that, in the absence of payment, the municipality will take the matter up with the Prime Minister's Office, the Communications Authority and others. Hungarotel intends to defend this action and believes that such provision is unenforceable.

  Fazis

     During 1996 and 1997, the Company entered into several construction contracts with Fazis, a Hungarian contractor ("Fazis") which totaled $59.0 million in the aggregate, $47.5 of which was financed by a contractor financing facility. Fazis financed the facility through Postabank. The Company and Fazis have a disagreement with respect to several issues relating to the quality and quantity of the work done by Fazis. The Company has rejected invoices from Fazis in the amount of approximately HUF 700 million (approximately $2.5 million).

     In order to resolve these issues in 1999, the Company purchased from Postabank some of Postabank's receivables owed by Fazis to Postabank (approximately $14 million) with respect to the contractor financing facility. The Company also purchased from Postabank some of the obligations which the Company owed to Fazis under the contractor financing facility which were assumed by Postabank (approximately $25 million). The Company then set off its remaining uncontested liabilities owed to Fazis (approximately $3.2 million) against the amounts owed to the Company by Fazis (approximately $14 million). Fazis has challenged these actions by the Company in a lawsuit filed in 2001 with the Metropolitan Court in Budapest. The Company has filed counterclaims in this matter. There is a court hearing scheduled for April 2002.

     Fazis is now seeking payment under separate invoices in the amount of approximately $24 million for work which the Company is disputing because of quality and quantity issues. The Company still has contractual claims against Fazis of approximately $31 million attributable to deficiencies in the work performed by Fazis.

     In 1999 Reorg Rt. ("Reorg"), a company responsible for collecting Postabank's bad debts, initiated debt collection proceedings against Fazis. In June 2000 Reorg claimed the benefit of certain invoices in the amount of HUF 455 million ($1.6 million) that Fazis had issued to the Company, asserting that Fazis had assigned those invoices to it as security in the debt collection proceedings. The Company rejected Reorg's claim on the grounds that Fazis had no right to assign the invoices and that, in any event, the Company has a substantive defense and a counterclaim on the merits to the underlying claims on the invoices. Reorg subsequently reduced its demand of HUF 455 million but the Metropolitan Court of Budapest dismissed Reorg's claim asserting that the Metropolitan Court did not have jurisdiction and that the contractual claims should be decided by arbitration proceedings. Reorg has appealed the Metropolitan Court's decision to the Hungarian Supreme Court.

     At this time the outcome of any of these legal proceedings and disputes cannot be predicted with certainty. The Company believes that it will prevail on the merits. There can, however, be no assurances as to the final outcome or course of action of such dispute.

   Other

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

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2001.

                                    PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     The Company's Common Stock trades on the American Stock Exchange (the "Amex") under the symbol "HTC." Trading of the Common Stock on the Amex commenced on December 20, 1995. From December 8, 1994 through December 19, 1995, the Common Stock was quoted on the Nasdaq National Market and from December 28, 1992 through December 7, 1994 the Common Stock was quoted on the Nasdaq Small-Cap Market. In 1998, NASD, parent of The Nasdaq Stock Market, merged with the American Stock Exchange. Subsequent to the merger, The Nasdaq--Amex Market Group was created as a holding company under which both The Nasdaq Stock Market and the American Stock Exchange function as independent subsidiaries, with separate listed companies.

     The following table sets forth the high and low sale prices for the Common Stock as reported by the Amex for each quarter in 2000 and 2001.

                                         High                 Low
                                         ----                 ---
Quarter Ended:
-------------

2000
----
March 31, 2000 . . . . . . . . . . .     $10-1/2           $ 6-7/8
June 30, 2000. . . . . . . . . . . .       8-5/8              5-1/2
September 30, 2000 . . . . . . . . .       7-3/8              4-3/4
December 31, 2000. . . . . . . . . .       6-3/8              4-1/8

2001
----
March 31, 2001 . . . . . . . . . . .     $ 9.50            $  5.63
June 30, 2001. . . . . . . . . . . .       8.04               5.05
September 30, 2001 . . . . . . . . .       5.35               2.65
December 31, 2001. . . . . . . . . .       5.30               3.65

     On March 25, 2002, the closing sale price for the Common Stock on the Amex was $5.10.

STOCKHOLDERS

     As of March 25, 2002, the Company had 12,103,180 shares of Common Stock outstanding held by 100 holders of record. The Company believes that it has approximately 1,200 beneficial owners who hold their shares in street names.

     The Company will furnish, without charge, on the written request of any stockholder, a copy of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, including financial statements filed therewith. Stockholders wishing a copy may send their request to the Company at 32 Center Street, Darien, CT 06820.

DIVIDEND POLICY

     In 1999, the Company issued 30,000 shares of its Series A Cumulative Convertible Preferred Stock with a liquidation value of $70 per share to Citizens. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends in arrears at the annual rate of 5%, compounded annually on the liquidation value. As of December 31, 2001, the total arrearage on the Preferred Shares was $282,000. Under Delaware law, HTCC has been restricted from paying dividends due to its stockholders' deficiency. Therefore, the Company has not paid any dividend on its preferred stock. The Company intends to reevaluate its preferred stock dividend policy. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its businesses. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid on its common stock until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings.

     At present, HTCC's only source of cash is payments from intercompany loans, payments under its management service agreement with the Operating Company, and dividends, if any, from the Operating Company. The Operating Company's ability to pay dividends or make other capital distributions to the Company is governed by Hungarian law, and is significantly restricted by certain obligations of the

Operating Company. The Operating Company is the borrower under a Banking Credit Facility which provides that the Operating Company can only make distributions without consent to HTCC for limited purposes. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 16 of Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

     On May 12, 1999 the Company entered into a series of transactions with Citizens, the Danish Fund, Postabank and TDC pursuant to which the Company revised its capital structure. As part of such transactions, the Company issued: 1,300,000 shares of Common Stock to Citizens; 1,285,714 shares of Common Stock to the Danish Fund; 2,428,572 shares of Common Stock to Postabank; and 1,571,429 shares of Common Stock to TDC. The Company also issued 30,000 shares of its Series A Cumulative Convertible Preferred Stock to Citizens. The 30,000 shares of preferred stock are convertible by Citizens into 300,000 shares of Common Stock. The shares of preferred stock are redeemable by the Company at the liquidation value of $70 per share. The Company also issued warrants to Postabank to purchase 2,500,000 shares of Common Stock at $10 per share. The exercise period is from January 1, 2004 through March 31, 2007. For a more detailed description of these agreements, see Notes 9 and 12 of Notes to Consolidated Financial Statements.

     On December 21, 2000, the Company issued 72,000 shares of Common Stock to the International Finance Corporation, a member of the World Bank Group (the "IFC"). The Company issued the shares in exchange for the IFC's 20% equity interest in Papatel.

     On March 14, 2001, the Company issued 14,001 shares of Common Stock to TDC for $7.00 per share pursuant to TDC's preemptive rights in connection with the issuance to the IFC.

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

                        ITEM 6.   SELECTED FINANCIAL DATA

                      HUNGARIAN TELEPHONE AND CABLE CORP.
                                AND SUBSIDIARIES
                      Selected Financial and Operating Data
                (Dollars in Thousands, Except Per Share Amounts)

                                       2001      2000       1999       1998       1997
                                       ----      ----       ----       ----       ----
For the Year
Operating revenues, net             $45,236   $42,974    $45,438    $38,707    $26,522*
Operating income (loss)             $18,340   $16,469    $16,189    $(6,059)   $(1,263)
Operating income (loss) per
   common share (basic)             $  1.51   $ 1.37     $ 1.68     $ (1.14)   $ (0.28)
Income (loss) before
   extraordinary items              $11,099   $(5,331)   $(17,773)  $(50,612)  $(36,236)
Net income (loss)                   $11,099   $(5,331)   $3,172     $(50,612)  $(36,236)
Net income (loss) per common share
   (basic)                          $  0.91   $(0.45)    $ 0.33     $ (9.53)   $ (7.97)
At Year-End
Total assets                        $136,071  $147,318   $154,683   $177,067   $186,485
Long-term debt, excluding
   current installments             $104,882  $124,814   $139,661   $202,881   $194,537
Total stockholders' equity
   (deficiency)                     $  366    $(10,878)  $(6,946)   $(89,037)  $(41,837)

*Revenues are adjusted to reflect the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101") which requires the deferral of installation revenue and related installment costs. These adjustments did not affect the previously reported net losses; such adjustments resulted in a reduction of previously reported revenues and costs of $11,369,000 in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is engaged primarily in the provision of telecommunications services through its operating subsidiaries, KNC, Raba-Com, Papatel and Hungarotel (which have all been merged into Hungarotel effective January 1, 2002). The Company earns substantially all of its telecommunications revenue from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer's discretion).

     During 1996 and 1997, the Company embarked on a significant network development program which met its substantial demand backlog, increased the number of basic telephone access lines in service and modernized existing facilities. The development and installation of the network in each of the Company's Operating Areas required significant capital expenditures.

     Now that the Company's networks are built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and maintain profitability will depend upon a number of factors, including the Company's ability to attract additional customers both in and outside its Operating Areas and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies, as well as market acceptance of telecommunications services both in and outside the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

     The Company funded its construction costs and working capital needs over several years primarily through credit facilities with Postabank and a $47.5 million contractor financing facility. On March 30, 1999, and May 12, 1999, the Company entered into a series of transactions (see Notes 5 and 9 of Notes to Consolidated Financial Statements) which restructured the Company's debt and capital structure. As the final step in the Company's debt and equity restructuring, on April 11, 2000, the Company entered into a EUR 130 million Senior Secured Debt Facility with a European banking syndicate. See "- Liquidity and Capital Resources."

     To date, the Company's activities have involved the acquisition of the concessions and telecommunications networks from Matav and the subsequent design, development and construction of the modern telecommunications infrastructure that the Company now has in service. The Company paid the Ministry $11.5 million (at historical exchange rates) for its concessions, spent approximately $23.2 million (at historical exchange rates) to acquire the existing telecommunications assets in its Operating Areas from Matav, and spent $197 million through December 31, 2001 (at historical exchange rates) on the development and construction of its telecommunications infrastructure. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company's network construction and expansion program has added 142,100 access lines through December 31, 2001 to the 61,400 access lines acquired directly from Matav. As a result, the Company had 203,500 access lines in operation at year-end 2001. During the past year, due to the Company's revised collection procedures, as well as economic developments within the areas the Company operates in and competition from the mobile market, the Company's number of disconnections has increased such that the total number of access lines in service is lower than at the beginning of 2001 by 2%. The Company is attempting to deal with this decrease in access lines by developing new subscription packages, as well as through expanding into other markets within Hungary.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The Company's accounting policies are stated in Note 1 to the Consolidated Financial Statements. The Company believes the following accounting policies are critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements:

     Revenue Recognition Policies -- The Company recognizes revenues, net of interconnect charges, when services are rendered to the customer. The Company's pricing is subject to oversight by the Hungarian regulators. Such regulation also covers interconnection, competition and other public policy issues. Regulatory interpretation of the Communications Act and related Decrees, Hungary's planned accession into the EU and changes in the political environment within Hungary all could result in changes in the level of the Company's revenues. The Company monitors the decisions of the regulator and the Hungarian market closely, and will make adjustments to revenue and associated expenses if necessary. The Company records deferred costs and revenues related to the costs and related installation revenue associated with connecting new customers to the Company's networks. Based on the SEC's Staff Accounting Bulletin 101 ("SAB 101"), the Company amortizes these amounts over an estimated seven year average period. If a significant number of customers were to leave the service of the Company, the amortization of those deferred costs and revenues would accelerate.

     Allowance for Doubtful Accounts -- The Company reviews the valuation of accounts receivable on a monthly basis. The allowance for doubtful accounts is estimated based on historical experience and future expectations of conditions that might impact the collectibility of accounts.

     Long-lived Asset Recovery -- Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise a significant portion of the Company's total assets. Changes in technology or changes in the Company's intended use of these assets may cause the estimated period of use or the value of these assets to change. These assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and reviewing recoverability require both judgement and estimation by management. Impairment is deemed to have occurred if projected undiscounted cash flows related to the asset are less than its carrying value. If impairment is deemed to have occurred, the carrying values of the assets are written down, through a charge against earnings, to their fair value.

     Contingent Liabilities -- The Company establishes accruals for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assessments as to the likelihood of and estimated amount of loss. Accruals for contingent liabilities are based upon management's assumptions and estimates, after giving consideration to the advice of legal counsel and other information relevant to the assessment of the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated accruals for contingent liabilities would be required.

     Income Taxes -- In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning in making these assessments. Actual income taxes could vary from these estimates due to future changes in the income tax laws or the results from reviews of the Company's tax returns by taxing authorities.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

     The Company's Hungarian subsidiaries' functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2001 was 286.49, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2000 of 281.10. When comparing the year ended December 31, 2001 to the year ended December 31, 2000, it should be noted that all U.S. dollar reported amounts have been affected by this 2% devaluation in the Hungarian subsidiaries' functional currency.

Net Revenues

                                                       Year ended
   (dollars in millions)                             2001        2000
   Measured service revenues                       $ 29.2      $  30.7
   Subscription revenues                             16.1         13.1
   Net interconnect charges                         (6.5)        (6.5)
                                                    ------       -----
   Net measured service and subscription revenues    38.8         37.3
   Connection fees                                    2.2          2.1
   Other operating revenues, net                      4.2          3.6
                                                     ----         ----
   Telephone Service Revenues, Net                 $ 45.2      $  43.0
                                                   ======      =======

     The Company recorded a 5% increase in net telephone service revenues to $45.2 million for the year ended December 31, 2001 from $43.0 million for the year ended December 31, 2000.


     Net measured service and subscription revenues increased to $38.8 million for the year ended December 31, 2001 from $37.3 million for the year ended December 31, 2000. Measured service revenues decreased 5% to $29.2 million in 2001 from $30.7 million in 2000, while subscription revenues increased 23% to $16.1 million in 2001 from $13.1 million in 2000. Measured service revenues decreased in functional currency terms by approximately 3% as a result of an average 3.6% decrease in call tariffs between 2000 and 2001 as a result of continued tariff re-balancing which was introduced during 2000, offset by an increase in average access lines in service from approximately 202,400 for the year ended December 31, 2000 to approximately 204,900 for the year ended December 31, 2001. Subscription revenues increased in functional currency terms by approximately 25% as a result of continued tariff re-balancing. Under tariff re-balancing, a more cost-driven payment structure is envisaged, with the actual monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, as in many other countries over the past several years, cheaper local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the Company and the telecom industry as a whole is expected to be neutral. The increase in subscription revenues in functional currency terms has been offset to an extent by the approximate 2% devaluation of the functional currency between the periods and, therefore, subscription revenues show only a 23% increase in U.S. dollar terms.

     These revenues have been reduced by net interconnect charges, which totaled $6.5 million for each of the years ended December 31, 2001 and 2000. As a percentage of call and subscription revenues, net interconnect charges have declined from 14.8% for the year ended December 31, 2000 to 14.3% for the year ended December 31, 2001. Due to the regulatory regime not liberalizing the market in Hungary as quickly as expected, the Company does not expect net interconnect charges as a percentage of call and subscription revenues to decrease considerably in 2002 as compared with 2001 levels.

     Connection fees, which represent fees paid by customers to connect to the Company's networks, increased 5% for the year ended December 31, 2001 to $2.2 million from $2.1 million for the year ended December 31, 2000. In the fourth quarter of 2000, the Company implemented the Securities and Exchange's Staff Accounting Bulletin No. 101 ("SAB 101"), with effect from January 1, 2000, which requires connection fees and corresponding direct incremental costs to be deferred and amortized over future periods. As a result of the implementation of SAB 101, certain connection fees and costs recognized in prior periods have been deferred and are being amortized over the estimated average subscriber life of 7 years. There was no cumulative effect on earnings from the adoption of SAB 101, nor has its adoption had a material impact on the Company's results of operations. Following the adoption of SAB 101, the amortization of deferred connection fee revenue and associated direct incremental costs is included in telephone service revenues and operating and maintenance expenses, respectively.

     Other operating revenues, which include revenues generated from the provision of direct lines, operator services and other miscellaneous telephone service revenues, increased 17% to $4.2 million for the year ended December 31, 2001, as compared to $3.6 million during the year ended December 31, 2000.

   Operating and Maintenance Expenses

     Operating and maintenance expenses increased 3% to $17.5 million for the year ended December 31, 2001, as compared to $17.1 million for the year ended December 31, 2000. In functional currency terms, operating and maintenance expenses increased approximately 9% for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to inflationary increases in costs. In U.S. dollar terms, however, the increase in such costs in functional currency terms has been offset by the 2% devaluation of the Hungarian forint between the periods and a reduction in the Company's U.S. dollar denominated operating expenses between the periods.

     Depreciation and Amortization

         Depreciation and amortization charges remained consistent at $9.4 million for each of the years ended December 31, 2001 and 2000. Depreciation and amortization charges increased in functional currency terms by approximately 2% due to additional capital expenditures during the period.

     Income from Operations

         Income from operations increased 11% to $18.3 million for the year ended December 31, 2001 from $16.5 million for the year ended December 31, 2000. Contributing to such improvement were higher net telephone service revenues, partially offset by slightly higher operating and maintenance expenses.

     Foreign Exchange Gains (Losses)

         Foreign exchange gains amounted to $5.3 million for the year ended December 31, 2001, compared to foreign exchange losses of $4.8 million for the year ended December 31, 2000. The foreign exchange gains resulted primarily from the appreciation of the Hungarian forint against the Company's average EUR
84.3 million denominated debt outstanding during the period. At December 31, 2001, the Hungarian forint had appreciated in value by approximately 7% against the euro and by approximately 2% against the U.S. dollar as compared to January 1, 2001. Included in foreign exchange gains for the year ended December 31, 2001 is approximately $0.7 million of foreign exchange losses relating to the Company's foreign currency forward contracts. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See "- Inflation and Foreign Currency," and Item 7A "Quantitative and Qualitative Disclosures About Market Risk - Market Risk Exposure."

     Interest Expense

         Interest expense decreased 27% to $13.6 million for the year ended December 31, 2001 from $18.5 million for the year ended December 31, 2000. This $4.9 million decrease is attributable to lower interest rates paid on the Company's borrowings. The decrease results from the Company's medium-term credit facility entered into in April 2000, pursuant to which the Company's borrowings went from being mostly Hungarian forint denominated to mostly euro denominated, and the Company's weighted average interest rate on its debt obligations went from 10.70% for the year ended December 31, 2000, to 8.48% for the year ended December 31, 2001, a 21% decrease. Included in interest expense for the year ended December 31, 2000 is approximately $1.6 million of amortization of forward points on forward foreign currency contracts accounted for under SFAS 52. The Company adopted the provisions of SFAS 133 and SFAS 138 on January 1, 2001 and the foreign currency forward contracts the Company has entered into during 2001 do not qualify for hedge accounting as defined under SFAS 133 and SFAS 138.

     Interest Income

         Interest income decreased to $1.3 million for the year ended December 31, 2001 from $1.5 million for the year ended December 31, 2000, primarily due to lower interest rates on Hungarian forint deposits during the period.

     Net Income (Loss)

         As a result of the factors discussed above, the Company recorded net income ascribable to common stockholders of $11.0 million, or $0.91 per share, or $0.89 per share on a diluted basis, for the year ended December 31, 2001 as compared to a net loss ascribable to common stockholders of $5.4 million, or $0.45 per share on a basic and diluted basis, for the year ended December 31, 2000.

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

     Net Revenues
                                                        Year ended
(dollars in millions)                               2000            1999
Measured service revenues                         $ 30.7          $ 35.2
Subscription revenues                               13.1            10.9
Net interconnect charges                           (6.5)           (7.0)
                                                   -----           -----
Net measured service and subscription revenues      37.3            39.1
Connection fees                                      2.1             1.8
Other operating revenues, net                        3.6             4.5
                                                   -----           -----
Telephone Service Revenues, Net                   $ 43.0          $ 45.4
                                                  ======          ======

         The Company recorded a 5% decrease in net telephone service revenues to $43.0 million for the year ended December 31, 2000 from $45.4 million for the year ended December 31, 1999.

         Net measured service and subscription revenues decreased to $37.3 million for the year ended December 31, 2000 from $39.1 million for the year ended December 31, 1999. Measured service revenues decreased 13% to $30.7 million in 2000 from $35.2 million in 1999, while subscription revenues increased 20% to $13.1 million in 2000 from $10.9 million in 1999. Measured service revenues increased in functional currency terms by approximately 2% as a result of an increase in average access lines in service from approximately 190,000 lines for the year ended December 31, 1999 to approximately 202,400 lines for the year ended December 31, 2000, offset by an average 3.6% decrease in call tariffs between 1999 and 2000 as a result of tariff re-balancing which was introduced during 2000. Under tariff re-balancing, a more cost-driven payment structure is envisaged, with monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, over the past several years, as in many other countries, cheaper local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the telecom industry, as a whole, is expected to be neutral. The increase in measured service revenues in functional currency terms, however, has been offset by the approximate 18% devaluation of the functional currency during the year and, therefore, measured service revenues show a 13% decrease year-on-year in U.S. dollar terms. Subscription revenues increased in functional currency terms by approximately 41% as a result of tariff re-balancing effective February 1, 2000, as well as the increase in average access lines in service. The increase in subscription revenues in functional currency terms, however, has been offset by the approximate 18% devaluation of the functional currency during the year and, therefore, subscription revenues show only a 20% increase in U.S. Dollar terms year-on-year.

         These revenues have been reduced by net interconnect charges which totaled $6.5 million for the year ended December 31, 2000 as compared to $7.0 million for the year ended December 31, 1999. As a percentage of call and subscription revenues, net interconnect charges have declined from 15.2% for the year ended December 31, 1999 to 14.8% for the year ended December 31, 2000.

         Connection fees, which represent fees paid by customers to connect to the Company's networks, increased 17% for the year ended December 31, 2000 to $2.1 million from $1.8 million for the year ended December 31, 1999. In the fourth quarter of 2000, the Company implemented the Securities and Exchange's Staff Accounting Bulletin No. 101 ("SAB 101"), with effect from January 1, 2000, which requires connection fees and corresponding direct incremental costs to be deferred and amortized over future periods. As a result of the implementation of SAB 101, certain connection fees and costs recognized in prior periods have been deferred and are being amortized over the estimated average subscriber life of 7 years. There was no cumulative effect on earnings from the adoption of SAB 101, nor has its adoption had a material impact on the Company's results of operations. Following the adoption of SAB 101, the amortization of deferred connection fee revenue and associated direct incremental costs is included in telephone service revenues and operating and maintenance expenses, respectively.

         Other operating revenues, which include revenues generated from the provision of direct lines and other miscellaneous telephone service revenues, totaled $3.6 million for the year ended December 31, 2000, as compared to $4.5 million during the year ended December 31, 1999.

     Operating and Maintenance Expenses

         Operating and maintenance expenses decreased 2% to $17.1 million for the year ended December 31, 2000, as compared to $17.5 million for the year ended December 31, 1999. In functional currency terms, operating and maintenance expenses increased 6%, excluding the effect of the change in accounting for connection fees and corresponding direct incremental costs, for the year ended December 31, 2000, as compared to the year ended December 31, 1999. This increase in functional currency terms is due to inflationary increases in costs at the Company's Hungarian subsidiaries, offset by savings related to reductions in the number of ex-patriates working for the Company.

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

    Foreign Exchange Losses

         Foreign exchange losses increased $2.0 million, net of a gain of $0.9 million related to the Company's forward hedging contracts, to $4.8 million for the year ended December 31, 2000 from $2.8 million for the year ended December 31, 1999. Such foreign exchange losses resulted primarily from the devaluation of the Hungarian forint against the U.S. dollar and euro during the period. This increase in foreign exchange losses during the period is also due to the Company's refinancing of its debt obligations in April 2000. Prior to its refinancing, approximately 20% of the Company's debt was denominated in currencies other than the Hungarian forint, whereas subsequent to its refinancing, the Company's debt is approximately 69% denominated in currencies other than the Hungarian forint. Therefore, when such non-forint debt is converted into Hungarian forints, the Company reports foreign exchange losses in its consolidated financial statements as the Hungarian forint devalues against such non-forint currencies during the reporting period. See "- Inflation and Foreign Currency," and Item 7A "Quantitative and Qualitative Disclosures About Market Risk - Market Risk Exposure."

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

    Interest Income

         Interest income decreased to $1.5 million for the year ended December 31, 2000 from $1.7 million for the year ended December 31, 1999, primarily due to lower interest rates on Hungarian forint deposits during the period.

    Loss Before Extraordinary Items

         As a result of the factors discussed above, the Company recorded a loss before extraordinary items of $5.3 million, or $0.45 per share, for the year ended December 31, 2000 as compared to a loss before extraordinary items of $17.8 million, or $1.85 per share, for the year ended December 31, 1999.

    Extraordinary Items, net

         For the year ended December 31, 1999, the Company recorded an extraordinary item, net of $20.9 million, comprised of a $9.0 million gain on extinguishment of the liabilities the Company had with Citizens and an $18.2 million gain on extinguishment of all amounts due under a contractor financing facility, offset in part by a non-cash charge of $6.3 million related to the write-off of the remaining unamortized deferred financing costs and credits pertaining to the Original Postabank Credit Facility.

    Net Income (Loss)

               As a result of the factors discussed above, the Company recorded a net loss ascribable to common stockholders of $5.4 million, or $0.45 per share, for the year ended December 31, 2000 as compared to net income ascribable to common stockholders of $3.1 million, or $0.33 per share for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the Company's operating areas required significant capital expenditures ($197 million at historical exchange rates through December 31, 2001). Since the end of 1998, the Company's networks have had the capacity, with only normal capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within its Operating Areas.

         In 1996, the Company entered into a $170 million Credit Facility with Postabank (the "Original Postabank Credit Facility") and, during 1996 and 1997, the Company entered into several construction contracts with a contractor which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. The contractor financed the construction through a facility provided by Postabank.

         On May 12, 1999, the Company entered into various agreements as part of a revision of its capital structure with the following parties: Postabank; Tele Danmark; the Danish Fund; and CU CapitalCorp and Citizens International Management Services Company, two wholly-owned subsidiaries of Citizens (see Notes 5, 9 and 12 of Notes to Consolidated Financial Statements). As a result of such agreements, the Company extinguished all of its obligations (i) to Postabank under the Original Postabank Credit Facility; (ii) to the contractor under a contractor financing facility; and
(iii) to Citizens. The effect of these transactions caused a significant reduction in the financial obligations of the Company. The Company simultaneously borrowed from Postabank $138 million (at historical exchange rates) under a one-year dual currency bridge loan agreement (the "Postabank Bridge Loan ") in Hungarian forints and euros and $25 million pursuant to certain unsecured notes which mature in 2007.

         On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement" or "Credit Facility") with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), which funds were used, along with $7.3 million of other Company funds (at April 20, 2000 exchange rates), to pay off the entire outstanding EUR 134 million (approximately $126 million at April 20, 2000 exchange rates) principal and interest due on the Postabank Bridge Loan which was due to mature on May 12, 2000, and to pay fees associated with the Debt Agreement. The borrowers under the Debt Agreement are the Operating Companies (now merged into Hungarotel) who were the borrowers under the Postabank Bridge Loan. The Debt Agreement and some of the related agreements are further described below.

         The Debt Agreement has two facilities. Facility A is a floating rate term loan in the amount of EUR 125 million (the "Term Facility") which principal is repayable in installments semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amounts of the principal repayments on the Term Facility are to be escalating percentages of the amounts drawn down. The Company has borrowed the full EUR 125 million, of which EUR 84.1 million was funded in, an is repayable in, euros and the equivalent of EUR 40.9 million was funded in, and is repayable in, Hungarian forints. The portion of the Term Facility loan denominated in euros accrues interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The portion of the Term Facility loan denominated in Hungarian forints accrues interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for the portion of the Term Facility loan denominated in euros is six months. The applicable interest period for the portion of Term Facility loan denominated in Hungarian forints is three months. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.15%, subject to the financial performance of the Company as measured by the ratio of the Company's senior debt to its earnings before interest, taxes, depreciation and amortization. Dependent on its cash flow, the Company will be required to prepay the equivalent of $25 million on the Term Facility until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing. As a result of the amendment to the Debt Agreement on November 9, 2001 described below, no such mandatory prepayment will be made by the Company in 2002.

         Facility B is a floating rate revolving loan in the amount of EUR 5 million (the "Revolving Facility") which can only be drawn down in euros. The Revolving Facility was scheduled to be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility was originally available until December 31, 2007. The Company borrowed EUR 4 million of the Revolving Facility to pay off the balance of the Postabank Bridge Loan and fees associated with the transaction on April 20, 2000. The principal amount borrowed under the Revolving Facility is due at the end of each interest period at which point the Company could, subject to certain conditions, roll over the amount of principal borrowed. The applicable interest period for the Revolving Facility is, at the Company's option, one, three, or six months. The Company has chosen six months at the present time. Interest is payable at the end of each interest period calculated similarly to that for a Term Facility loan denominated in euros. On November 9, 2001, the Company and its bank lenders under the Debt Agreement amended the Debt Agreement. In connection with the amendment, the Company agreed to cancel, with immediate affect, the EUR 1 million undrawn portion of the Revolving Facility. At the same time, the Company also agreed to cancel the EUR 4 million revolving loan outstanding following the scheduled repayment of such principal and accrued interest in April 2002. After May 31, 2002, the Company may request that the banking syndicate reinstate the EUR 5 million Revolving Facility. However, any such reinstatement would be at the discretion of each member of the banking syndicate individually with regard to its original commitment at April 11, 2000. The amended agreement allows for those lenders participating in the reinstatement of the revolver to increase their individual commitments such that, in the aggregate, all of the lenders participating in the reinstated revolver could provide up to the original revolver amount of EUR 5 million.

         The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2.5 million at April 20, 2000 exchange rates), which has been capitalized with other direct costs incurred in obtaining the Debt Agreement and is being amortized over the term of the related debt. In addition, an annual agency fee in the amount of $60,000 has also been paid. The Company is obligated to pay a commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment on the Revolving Facility.

         On November 9, 2001, the Company and its bank lenders amended the Debt Agreement. The amendment eliminated a covenant requiring the Company to maintain a minimum level of EBITDA, measured in Hungarian forints, each quarter and waived for the fourth quarter 2001 and first quarter of 2002 a financial covenant requiring the Company to maintain a minimum senior debt service coverage ratio. In connection with the elimination and such waivers, the Company agreed to (i) make a payment by November 21, 2001 in the amount of approximately $7.9 million (at November 9, 2001 exchange rates) into escrow to cover the interest and principal repayment under the Debt Facility due December 31, 2001; (ii) between May 1, 2002 and May 12, 2002 pay the interest and principal due on June 30, 2002 under the Credit Facility into escrow; (iii) make a prepayment by November 21, 2001 of 5% of the original loan (approximately $5.6 million at November 9, 2001 exchange rates); (iv) immediately cancel the remaining EUR 1 million undrawn portion of the EUR 5 million revolver portion of the Debt Agreement (v) cancel the remaining portion (EUR 4 million) of the Revolving Facility following the repayment of such principal and accrued interest by the Company in April 2002; (vi) pay an additional 15 basis points of interest on the floating rate term loan portion of the Debt Agreement; and (vii) pay a waiver fee of EUR 195,000 to the banking syndicate.

         The Company believes that its current cash flow would have allowed it to meet its working capital needs and continue its network development plans, as well as meet its obligations under the Debt Agreement prior to the Debt Agreement being amended. The amendment has enabled the Company to significantly reduce its debt, thus positively re-balancing the Company's debt-to-equity ratio. The reduced interest payments as a result of the Company's reduced debt level are expected to positively affect the Company's net results in future periods.

         The Company and Citibank Rt. (as security agent) have entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement pursuant to which the Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property. The Company is subject to restrictive covenants, including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains customary representations and warranties and customary events of default, including those related to a change of control, which would trigger early repayment of the balance under the Debt Agreement. If, prior to the Trigger Date (the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than 2.5 to 1), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund, together, no longer own 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark and the Danish Fund currently own a combined total of 31.9% of the outstanding common stock. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Agreement.

         The Company had 12,103,180 shares of common stock outstanding as of December 31, 2001, which were held by the following parties in the percentages indicated: Postabank 20.1%; Tele Danmark 21.3%; the Danish Fund 10.6%; Citizens 19.1%; and others 28.9%. On a fully-diluted basis, the Company has 15,763,088 shares outstanding, which were held by the following parties in the percentages indicated: Postabank 31.3%; Tele Danmark 16.4%; the Danish Fund 8.2%; Citizens 16.5%; and others 27.6%.

         Net cash provided by operating activities totaled $13.6 million for the year ended December 31, 2001, compared to $8.3 million for the year ended December 31, 2000. For the years ended December 31, 2001 and 2000, the Company used $7.0 million and $8.8 million, respectively, in investing activities, which was primarily used to fund additions to the Company's telecommunications networks. Financing activities used net cash of $13.3 million for the year ended December 31, 2001, compared with net cash provided by financing activities of $0.5 million for the year ended December 31, 2000.

     The Company has the following major contractual cash obligations as of December 31, 2001 (at December 31, 2001 exchange rates):

                          Cash Payments Due by Period
                                 (in thousands)

                                  1 Year or                           After 5
                                         --
Obligation              Total       Less       2-3 Years  4-5 Years     Years
                        -----       ----       ---------  ---------     -----
Long Term Debt      $   117,193     12,311        31,338     38,054    35,490
Operating Leases          1,951        342           773        836         -
Construction
Commitments               2,792      1,456         1,336          -         -
                        -------     ------        ------     ------    ------
Total               $   121,936     14,109        33,447     38,890    35,490
                        =======     ======        ======     ======    ======

     The Company's ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under the Debt Agreement, the Company must maintain certain levels of earnings before interest, foreign exchange gains/losses, taxes, depreciation and amortization ("EBITDA") and cash flow in order to allow it to comply with its debt covenant ratios as set out in the Debt Agreement. The ratios are calculated based on the Company's U.S. dollar consolidated financial statements. This fact exposes the Company to the risk of not meeting its debt covenant ratios, as measured in U.S. dollar terms, due to the effect of currency movements on translation of its euro and Hungarian forint denominated assets, liabilities, revenues and expenses into U.S. dollars. While management seeks to manage the business to be in compliance with its Debt Agreement and related covenants, management operates in a regulated environment which is subject to many factors outside of its control (i.e. change in governing party and the party's political, social and public policy agenda). The Company's liquidity may also be affected by exchange rate fluctuations due to 73% of its debt not being denominated in Hungarian forints. The Company attempts to reduce this exchange rate risk, however, through its use of forward hedging contracts.

INFLATION AND FOREIGN CURRENCY

     For the year ended December 31, 2001, inflation in Hungary was approximately 9.2% on an annualized basis. It is the stated policy goal of the Hungarian government to keep inflation from exceeding approximately 4.5% in 2002. In May 2001, the National Bank of Hungary widened the trading band the Hungarian forint is allowed to trade within from +/- 2.25% of the mid-point of the band to +/- 15%. This widening caused the Hungarian forint to initially appreciate in value against the euro by approximately 4%. Subsequent to the band widening, and without any notice, in June 2001 the National Bank of Hungary lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. The lifting of the restrictions initially caused a large amount of investment money to flow into the Hungarian markets and the Hungarian forint has appreciated in value against the euro during 2001. During the second quarter of 2001, the Company experienced large foreign exchange gains primarily related to the re-measurement of the Company's euro denominated debt, however due to fluctuations in the Hungarian forint exchange rate market, the Hungarian forint/euro exchange rate gave back much of its gains of the second quarter in the third quarter of 2001. During the fourth quarter of 2001, the Company recouped the foreign exchange loss it had incurred during the third quarter of 2001. With the widening of the trading band as previously mentioned, the potential volatility of the Hungarian forint has increased as is evidenced by the exchange rate gains and losses the Company experienced during the last three quarters of 2001. The Hungarian forint/U.S. dollar exchange rate decreased to 279.03 as of December 31, 2001, as compared to an exchange rate of
284.73 as of December 31, 2000, an effective year-on-year appreciation of 2%. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk - Market Risk Exposure."

     The Company's Hungarian operations generate revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominately in Hungarian forints but also in U.S. dollars and euros. In addition, certain of the Company's balance sheet accounts are denominated in currencies other than the Hungarian forint, the Company's Hungarian subsidiaries' functional currency. Accordingly, when such accounts are translated into Hungarian forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income or loss. When the Company and its subsidiaries' forint-denominated accounts are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders' equity.

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

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

     In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141") was issued. Statement 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001 and requires all business combinations initiated after this date to be accounted for using the purchase method. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted the provisions of Statement 141 from July 1, 2001.

     In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") was issued. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     Statement 142 sets forth certain transition provisions which include a requirement for the Company to assess whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company is required to implement Statement 142 on January 1, 2002. The Company is evaluating the impact Statement 142 may have on its financial position and results of operations.

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS 143 on January 1, 2003. The Company does not expect this pronouncement will have a significant effect on its financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement

121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 88% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. In the past, the "crawling peg" policy of the Hungarian National Bank, combined with the +/- 2.25% trading band, allowed the Hungarian forint to be somewhat predictable versus the euro (e.g. the Hungarian forint/euro exchange rate went from 264.58 as of January 1, 2001 to 266.70 as of March 31, 2001). However, due to the lifting of all foreign exchange restrictions concerning the Hungarian forint and the volatility in euro/U.S. dollar exchange rates, Hungarian forint/euro and Hungarian forint/U.S. dollar exchange rate variability has increased. This increase in variability is evident by the fact that the Hungarian forint/euro exchange rate went from
257.75 as of September 30, 2001 to 246.33 as of December 31, 2001, an approximate 4% appreciation in value. At the same time, the Hungarian forint/U.S. dollar exchange rate went from 281.29 as of September 30, 2001 to
279.03 as of December 31, 2001, an approximate 1% appreciation in value.

     The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $0.3 million annually based upon the Company's December 31, 2001 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.7 million annually based upon the Company's December 31, 2001 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.3 million annually based upon the Company's December 31, 2001 debt level.

     The Company is also exposed to exchange rate risk insofar as the Company has debt obligations in other than the functional currency of its majority owned Hungarian subsidiary. Given the Company's debt obligations, which include euro and U.S. dollar denominated debt, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $3.4 million annually based upon the Company's December 31, 2001 debt level. If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $1.3 million annually.

     The Company utilizes foreign currency forward contracts to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company's long-term debt obligations. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The contracted amount of foreign currency forwards at December 31, 2001 is EUR 6,085,000 (approximately $5,372,000 at December 31, 2001 exchange rates). The fair value of the Company's foreign currency forward contracts at December 31, 2001 is approximately $6,000. The counterparties to the Company's foreign currency forward contracts are substantial and creditworthy multinational commercial banks which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

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

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     None.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated in this Item 10 by reference the information appearing under the captions "Election of Directors - Current Directors and Nominees for Director" and "- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                        ITEM 11.  EXECUTIVE COMPENSATION

     There is incorporated in this Item 11 by reference the information appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS

     There is incorporated in this Item 12 by reference the information appearing under the captions "Introduction - Stock Ownership of Certain Beneficial Owners," and "- Stock Ownership of Management" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated in this Item 13 by reference the information appearing under the caption "Election of Directors - Certain Relationships and Related Transactions" and "- Indebtedness of Management" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  LIST OF FINANCIAL STATEMENTS

             Reference is made to the index on page F-1 for a list of all financial statements filed as part of this Form 10-K.

     (a)(2)  LIST OF FINANCIAL STATEMENT SCHEDULES

             Reference is made to the index on page F-1 for a list of all financial statement schedules filed as part of this Form 10-K.

     (a)(3)  LIST OF EXHIBITS

Exhibit
Number                            Description
-------      ------------------------------------------------------------------

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

10.6 Non-Employee Director Stock Option Plan, as amended as of March 23, 2001 (Compensatory Plan)

10.7 1992 Incentive Stock Option Plan of the Registrant, as amended as of May 21, 2001 (Compensatory Plan)

10.8 Employment Agreement dated as of May 21, 2001 between the Registrant and Ole Bertram (Management Contract)

10.9 Form of Warrant to Purchase Common Stock of Hungarian Telephone and Cable Corp., dated as of May 12, 1999, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.10 Form of Unsecured Note issued by Hungarian Telephone and Cable Corp. to Postabank es Takarekpenztar Reszvenytarsasag, dated as of May 12, 1999, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.11 EUR 130 million Senior Secured Debt Facility dated April 11, 2000 among Hungarian Telephone and Cable Corp. and its subsidiaries; Citibank N.A. and Westdeutsche Landesbank Girozentrale, as arrangers; Citibank International PLC as facility agent; and Citibank Rt. as Security Agent, filed as Exhibit 10.32 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.12 Form of Amended and Restated Unsecured Note issued by Hungarian Telephone and Cable Corp. to Postabankes Takarekpenztar Reszvenytarsasag, dated as of April 11, 2000, filed as Exhibit
             10.33 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.13 Security Deposit Agreement dated April 11, 2000 among Hungarian Telephone and Cable Corp. as Depositor; Citibank Rt., as Depositee and Security Agent; and Hungarotel Tavkozlesi Rt., Raba Com. Rt., Papa es Tersege Telefon Koncesszios Rt., and Kelet-Nograd Com Rt., as Countersignors, filed as Exhibit 10.34 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.14 Security Deposit Agreement dated April 11, 2000 among HTCC Consulting Rt., as Depositor; Citibank Rt., as Depositee and Security Agent; and Hungarotel Tavkozlesi Rt., Raba Com. Rt., Papa es Tersege Telefon Koncesszios Rt., and Kelet-Nograd Com Rt., as Countersignors, filed as Exhibit 10.35 to the Registrant's Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.15 Amendment No.1 to the Senior Secured Debt Facility Agreement between the Registrant and its Subsidiaries and Citibank International PLC as Facility Agent dated November 9, 2001 filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

11           Statement re computation of per share earnings (not required)

12           Statement re computation of ratios (not required)

13           Annual report to security holders (not required)

16           Letter re change in certifying accountant (not required)

18           Letter re change in accounting principles (None)

21           Subsidiaries of the Registrant

22 Published report regarding matters submitted to vote of security holders (not required)

23           Consent of KPMG Hungaria Kft.

24           Power of Attorney (not required)

     (b)     Reports on Form 8-K

     None.
                                      -49-

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 26, 2002.

                                         HUNGARIAN TELEPHONE AND CABLE CORP.
                                         (Registrant)

                                         By /s/ Ole Bertram
                                                -----------------------
                                                Ole Bertram
                                                President and Chief Executive
                                                Officer,
                                                Director

     Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of March 26, 2002.

SIGNATURE/NAME                             TITLE

/s/William T. McGann                       Treasurer and Controller
-----------------------------------        (Principal Accounting Officer;
William T.McGann                           Principal Financial Officer)

/s/Daryl A. Ferguson                       Director, Co-Chairman of the Board
-----------------------------------
Daryl A. Ferguson

/s/Thomas Gelting                          Director
-----------------------------------
Thomas Gelting

/s/Torben V. Holm                          Director, Co-Chairman of the Board
-----------------------------------
Torben V. Holm

/s/John B. Ryan                            Director
-----------------------------------
John B. Ryan

/s/William E. Starkey                      Director
-----------------------------------
William E. Starkey

/s/Leonard Tow                             Director
-----------------------------------
Leonard Tow

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

  Index to Consolidated Financial Statements and Financial Statements Schedules

The following information is included on the pages indicated:

Consolidated Financial Statements:                                    Page

   Independent Auditors' Report...................................... F-2
   Consolidated Balance Sheets....................................... F-3
   Consolidated Statements of Operations and Comprehensive
        Income (Loss)................................................ F-4
   Consolidated Statements of Stockholders' Equity (Deficiency)...... F-5
     Consolidated Statements of Cash Flows........................... F-6
     Notes to Consolidated Financial Statements...................... F-7 - F-29

Financial Statements Schedules:

  Schedule of Quarterly Financial Data (unaudited)................... S-1
  Schedule I - Condensed Financial Information....................... S-2
  Schedule II - Valuation Accounts................................... S-6

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Hungarian Telephone and Cable Corp.

We have audited the accompanying consolidated balance sheets of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statements Schedules I and II as listed in the accompanying index. These consolidated financial statements and financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statements Schedules I and II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG HUNGARIA KFT.

Budapest, Hungary
March 8, 2002

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 2001 and 2000
                        (In thousands, except share data)

                                Assets                           2001       2000
                                ------                           ----       ----
Current assets:
   Cash and cash equivalents                                $   9,262     15,596
   Restricted cash                                                210        107
   Accounts receivable, net of allowance
      of $1,645 in 2001 and $1,140 in 2000                      4,797      5,511
   Other current assets                                         1,677      2,917
                                                             --------    -------

      Total current assets                                     15,946     24,131

Property, plant and equipment, net                            100,971    101,670
Goodwill, net of accumulated amortization
   of $2,363 in 2001 and $1,883 in 2000                         6,050      6,331
Other intangibles, net of accumulated amortization
   of $1,469 in 2001 and $1,232 in 2000                         3,672      3,806
Deferred costs                                                  6,652      8,212
Other assets                                                    2,780      3,168
                                                             --------    -------

Total assets                                                $ 136,071    147,318
                                                             ========    =======
         Liabilities and Stockholders' Equity (Deficiency)
         -------------------------------------------------

Current liabilities:
   Current installments of long-term debt                   $  12,311      8,063
   Short-term loans                                             3,531      3,722
   Accounts payable                                             1,015      2,577
   Accruals                                                     2,974      5,307
   Other current liabilities                                    1,551      1,725
   Due to related parties                                         957      1,226
                                                             --------    -------

      Total current liabilities                                22,339     22,620
Long-term debt, excluding current installments                104,882    124,814
Due to related parties                                              -        676
Deferred credits and other liabilities                          8,484     10,086
                                                             --------    -------

Total liabilities                                             135,705    158,196
                                                             --------    -------

Commitments and Contingencies

Stockholders' equity (deficiency):
   Cumulative Convertible Preferred stock, $.01 par value;
      $70.00 liquidation value. Authorized 200,000 shares;
      issued and outstanding 30,000 shares in 2001 and 2000         -          -
   Common stock, $.001 par value. Authorized
      25,000,000 shares; issued and outstanding
      12,103,180 shares in 2001 and 12,087,179 in 2000             12         12
   Additional paid-in capital                                 144,706    144,601
   Accumulated deficit                                       (159,151)  (170,143)
   Accumulated other comprehensive income                      14,799     14,652
                                                             --------    -------
      Total stockholders' equity (deficiency)                     366    (10,878)
                                                             --------    -------

Total liabilities and stockholders' equity (deficiency)     $ 136,071    147,318
                                                             ========    =======

See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                  Years ended December 31, 2001, 2000 and 1999
                (In thousands, except share and per share data)

                                                   2001         2000        1999
                                                   ----         ----        ----
Telephone services revenues, net            $    45,236       42,974      45,438
                                             ----------  -----------  ----------

Operating expenses:
   Operating and maintenance expenses            17,506       17,077      17,467
   Depreciation and amortization                  9,390        9,428      11,782
                                             ----------  -----------  ----------

   Total operating expenses                      26,896       26,505      29,249
                                             ----------  -----------  ----------

Income from operations                           18,340       16,469      16,189

Other income (expenses):
   Foreign exchange gains (losses), net           5,308       (4,842)     (2,786)
   Interest expense                             (13,557)     (18,500)    (32,450)
   Interest income                                1,337        1,482       1,708
   Other, net                                      (329)          60       (434)
                                             ----------  -----------  ----------

Income (loss) before extraordinary items         11,099       (5,331)    (17,773)

Extraordinary items, net                              -            -      20,945
                                             ----------  -----------  ----------

Net income (loss)                           $    11,099       (5,331)      3,172

Cumulative convertible preferred stock
 dividends (in arrears)                            (107)         107)        (68)
                                             ----------  -----------  ----------

Net income (loss) ascribable to
   common stockholders                           10,992       (5,438)      3,104

Comprehensive income adjustments                    147          956       6,396
                                             ----------  -----------  ----------

Total comprehensive income (loss)           $    11,139       (4,482)      9,500
                                             ==========  ===========  ==========

Earnings (loss) per common share - basic:

   Before extraordinary items               $      0.91        (0.45)      (1.85)
   Extraordinary items                      $         -            -        2.18
                                             ----------  -----------  ----------

   Net earnings (loss)                      $      0.91        (0.45)       0.33
                                             ==========  ===========  ==========

Earnings (loss) per common share - diluted:

   Before extraordinary items               $      0.89        (0.45)      (1.85)
   Extraordinary items                      $         -            -        2.18
                                             ----------  -----------  ----------

   Net earnings (loss)                      $      0.89        (0.45)       0.33
                                             ==========  ===========  ==========

Weighted average number of
common shares outstanding:

   Basic                                     12,099,996   12,010,660   9,617,939
                                             ==========  ===========  ==========

   Diluted                                   12,523,158   12,010,660   9,617,939
                                             ==========  ===========  ==========

See accompanying notes to consolidated financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Deficiency)
                  Years ended December 31, 2001, 2000 and 1999
                        (In thousands, except share data)

                                                                                                  Accumulated       Total
                                                                        Additional                   Other       Stockholders'
                                                     Common  Preferred    Paid-in   Accumulated  Comprehensive      Equity
                                           Shares     Stock    Stock      Capital     Deficit        Income      (Deficiency)
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998             5,395,864    $ 5       -        71,467     (167,809)        7,300        $ (89,037)
Shares issued to Tele Danmark A/S         1,571,429      2       -        10,998            -             -           11,000
Shares issued to Postabank                2,428,572      2       -        33,998            -             -           34,000
Shares issued to Citizens                 1,300,000      1       -        11,199            -             -           11,200
Shares issued to Danish Fund              1,285,714      1       -         8,999            -             -            9,000
Stock issuance cost                               -      -       -        (1,488)           -             -           (1,488)
Warrant issued in connection with
  long-term notes                                 -      -       -         8,825            -             -            8,825
Modification of option terms                      -      -       -            54            -             -               54
Cumulative convertible preferred stock
  dividends (in arrears)                          -      -       -          -             (68)            -              (68)
Net income                                        -      -       -          -           3,172             -            3,172
Foreign currency translation adjustment           -      -       -          -               -         6,396            6,396
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999            11,981,579   $ 11       -       144,052     (164,705)       13,696        $  (6,946)
Exercise of options and warrants             33,600      -       -           262            -             -              262
Modification of option terms                      -      -       -           (45)           -             -              (45)
Shares issued to International Finance
  Corporation                                72,000      1       -           332            -             -              333
Cumulative convertible preferred stock
  dividends (in arrears)                          -      -       -             -         (107)            -             (107)
Net loss                                          -      -       -             -       (5,331)            -           (5,331)
Foreign currency translation adjustment           -      -       -             -            -           956              956
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000            12,087,179    $12       -       144,601     (170,143)       14,652        $ (10,878)
Exercise of options and preemptive
  rights                                     16,001      -       -           114            -             -              114
Modification of option terms                      -      -       -            (9)           -             -               (9)
Cumulative convertible preferred stock
  dividends (in arrears)                          -      -       -             -         (107)            -             (107)
Net income                                        -      -       -             -       11,099             -           11,099
Foreign currency translation adjustment           -      -       -             -            -           147              147
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001            12,103,180    $12       -       144,706     (159,151)       14,799        $     366
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                 Years ended December 31, 2001, 2000 and 1999
                                (In thousands)

                                                               2001       2000       1999
                                                               ----       ----       ----
Net cash provided by operating activities                  $ 13,577      8,291     18,522
                                                            -------   --------   --------
Cash flows from investing activities:
   Construction of telecommunications
      networks                                               (7,046)    (8,786)    (9,998)
   Decrease (increase) in construction deposits                 (36)        26        (17)
   Acquisition of interests in subsidiaries                      --       (343)        --
   Other                                                         37        288         86
                                                            -------   --------   --------
      Net cash used in investing activities                  (7,045)    (8,815)    (9,929
                                                            -------   --------   --------
Cash flows from financing activities:
   Borrowings under long-term debt agreements                    --    117,170     41,391
   Borrowings under short -term debt agreements                  --      3,754    124,753
   Proceeds from exercise of options and warrants               114        262         --
   Deferred financing costs paid under long -term
    debt agreements                                              --     (3,104)        --
   Repayments and settlement of long-term debt              (13,441)  (117,534)  (217,697)

   Proceeds from issuance of common stock, net                   --         --     52,511
                                                            -------   --------   --------
      Net cash (used in) provided by financing activities   (13,327)       548        958
                                                            -------   --------   --------
Effect of foreign exchange rate changes on cash                 461     (1,625)      (843)
                                                            -------   --------   --------
Net increase (decrease) in cash                              (6,334)    (1,601)     8,708

Cash at beginning of year                                    15,596     17,197      8,489
                                                            -------   --------   --------
Cash at end of year                                        $  9,262     15,596     17,197
                                                            =======   ========   ========

See accompanying notes to consolidated financial statements.

             HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      December 31, 2001, 2000 and 1999

(1)  Summary of Significant Accounting Policies
     -----------------------------------------------------------------

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

          By the end of 1998, the Company's networks had the capacity, with only normal capital expenditure requirements in the future, to provide basic telephone services to virtually all of the potential subscribers within its operating areas. The Company funded its network construction and working capital needs primarily through various credit facilities with Postabank es Takarekpenztar ("Postabank") and a contractor financing facility. On March 30, 1999, and May 12, 1999, the Company entered into a series of transactions (see Notes 4, 5, 9 and 12) which restructured the Company's debt and capital structure. As the final step in the Company's debt and capital restructuring, on April 11, 2000, the Company entered into a EUR 130 million Senior Secured Debt Facility with a European banking syndicate (see Note 5).

          On January 1, 2002, the Company legally merged the Operating Companies, along with its Hungarian holding company, into one of the existing Operating Companies, Hungarotel Tavkozlesi Rt.("Hungarotel").

     (b)  Principles of Consolidation and the Use of Estimates

          The consolidated financial statements include the financial statements of Hungarian Telephone and Cable Corp. and its subsidiaries; Kelet-Nograd Com Rt., ("KNC"), Raba-Com Rt., ("Raba-Com"), Hungarotel, Papa es Tersege Telefon Koncesszios Rt.("Papatel") and HTCC Consulting Rt. ("HTCC Consulting"). All materialintercompany balances and transactions have been eliminated.

          The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Revenue Recognition

          Telephone service revenues are recognized as services are provided and are primarily derived from usage of the Company's local exchange networks and facilities or under revenue sharing agreements with Matav, the international and national long distance interconnect service provider. Revenues are stated net of interconnect charges.

          In the fourth quarter of 2000, the Company implemented the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), with effect from January 1, 2000, which requires connection fees and corresponding direct incremental costs to be deferred and amortized over future periods. As a result of the implementation of SAB 101, connection fees and costs recognized in prior periods were deferred and are being amortized over the estimated average subscriber life of 7 years. There was

             HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      December 31, 2001, 2000 and 1999

          no cumulative effect on earnings from the adoption of SAB 101 in 2000, nor has its adoption had a material impact on the Company's results of operations for any period presented. Following the adoption of SAB 101, the amortization of deferred connection fee revenue and associated direct incremental costs is included in telephone service revenues and operating and maintenance expenses.

     (d)  Foreign Currency Translation

          The statutory accounts of the Company's consolidated subsidiaries and affiliates are maintained in accordance with local accounting regulations and are stated in local currency. Local statements are adjusted to U.S. GAAP, and then translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52").

          Since commencement of revenue generating activities, the Company has used the Hungarian forint ("HUF") as the functional currency for its Hungarian subsidiaries. Accordingly, the subsidiaries' assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of other comprehensive income in stockholders' equity. Foreign exchange fluctuations related to intercompany balances are included in equity if such balances are intended to be long-term in nature. At the time the Company settles such balances, the resulting gain or loss is reflected in the consolidated statement of operations. Gains and losses from foreign currency transactions and the marking to market of assets or liabilities not denominated in Hungarian forints are included in operations in the period in which they occur.

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

     (h)  Goodwill and Other Intangible Assets

          The excess of cost over the fair value of net assets acquired, goodwill, is amortized over the 25-year concession period using the straight-line method. Other intangible assets represent the cost of concession fees paid, and are being amortized over the 25-year concession period using the straight-line method.

     (i)  Stock Based Compensation

             HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      December 31, 2001, 2000 and 1999

          The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" in measuring compensation cost for stock based compensation awards, and to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method, as defined in SFAS No. 123, had been applied.

     (j)  Income Taxes

          Deferred tax assets and liabilities, net of valuation allowances, are recognized for the future tax consequences attributable to operating loss and tax credit carry-forwards, and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

          The Company's Hungarian operating subsidiaries were 100% exempt from Hungarian income tax for a period of five years beginning from January 1, 1994, and are 60% exempt for the subsequent five years, as long as (1) capitalization stays above 50,000,000 HUF (approximately $179,000 at December 31, 2001 exchange rates), (2) foreign ownership exceeds 30% of the registered capital, and (3) more than 50% of the revenue earned arises from telecommunication services.

     (k)  Earnings (Loss) Per Share

          Earnings (loss) per share ("EPS") is computed by dividing income or loss ascribable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, or preferred securities were converted, and that the proceeds from such exercises or conversions were used to acquire shares of common stock at the average market price during the reporting period.

             HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      December 31, 2001, 2000 and 1999

          The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the years ended December 31:

                                                  2001             2000            1999
                                                  ----             ----            ----

            ($ in thousands,
               except share data)
          Net income (loss) ascribable to
            common stockholders                $10,992          $(5,438)         $3,104
          plus: preferred stock dividends          107              107              68
                                                ------           ------           -----
          Net income (loss)                    $11,099          $(5,331)         $3,172
                                                ======           ======           =====
          Determination of shares:
          Weighted average common
            shares outstanding -
            basic                           12,099,996       12,010,660       9,617,939
          Assumed conversion of
            dilutive stock options and
            cumulative convertible
            preferred stock                    423,162               --              --
                                            ----------       ----------      ----------
          Weighted average common
            shares outstanding -
            diluted                         12,523,158       12,010,660       9,617,939

          Earnings (loss) per
            common share:
              Basic                              $0.91           $(0.45)          $0.33
              Diluted                            $0.89           $(0.45)          $0.33

          For the year ended December 31, 2001, 2,874,400 stock options and warrants were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company's common stock during the year. For the years ended December 31, 2000 and 1999, common stock equivalents and convertible preferred stock of 3,734,637 and 8,237,059, respectively, were excluded from the computation of diluted net loss per common share because the effect of their inclusion would be antidilutive. The basis for determining whether common stock equivalents were potentially dilutive was loss before extraordinary items.

     (l) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

          The Company evaluates the carrying value of long-lived assets to be held and used, including goodwill, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to

             HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      December 31, 2001, 2000 and 1999

          be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

     (m) Fair Value of Financial Instruments and Foreign Exchange Financial Instruments

          The Company's financial instruments include cash, receivables, other current assets, accounts payable, accruals and other current liabilities, short- and long-term debt, and foreign currency forward contracts. The carrying amounts of cash, receivables, other current assets, accounts payable, accruals and other current liabilities and short-term debt approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt approximates its carrying value due to the debt being floating rate debt.

          Foreign exchange financial instrument contracts are utilized by the Company to manage certain foreign exchange rate risks. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

          On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138"). Accordingly, the Company carries its foreign currency forward contracts at fair value in its consolidated balance sheet. The fair value is based on forward rates provided by the counterparty bank with which the Company has entered into the forward contract. The foreign currency forward contracts the Company has entered into do not qualify for hedge accounting, as defined under SFAS 133 and 138 and, accordingly, changes in the fair value of the forward contracts are reported in the consolidated statement of operations and comprehensive income as a part of net foreign exchange gains/(losses).

          Prior to the adoption of SFAS 133 and 138, the Company accounted for its foreign currency forward contracts under SFAS 52. The transition adjustment on adoption of SFAS 133 and 138 was not material and has not been separately presented as the effect of a change in accounting principle. The fair value of the Company's foreign currency forward contracts at December 31, 2001 and 2000 are approximately $6,000 and $13,000, respectively.

(2)  Cash and Restricted Cash
     ------------------------

     (a)  Cash

          At December 31, 2001, cash of $9,262,000 is comprised of the following: $88,000 on deposit in the United States and $9,174,000 consisting of $464,000 denominated in U.S. dollars and the equivalent of $8,710,000 denominated in Hungarian forints on deposit with banks in Hungary.

     (b)  Restricted Cash

          At December 31, 2001, approximately $98,000 of cash denominated in U.S. dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $112,000 of cash denominated in Hungarian forints was restricted pursuant to certain arrangements with other parties.

(3)  Property, Plant and Equipment
     -----------------------------

             HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      December 31, 2001, 2000 and 1999

          The components of property, plant and equipment at December 31, 2001 and 2000 are as follows:
                                                                  Estimated
                                          2001      2000         Useful Lives
                                          ----      ----      ------------------
                                             (in thousands)
          Land and Buildings            $  6,602     5,763      25 to 50 years
          Telecommunications equipment   128,920   121,457       7 to 25 years
          Other equipment                  6,362     5,613         5 years
          Construction in progress           655       952
                                         -------   -------
                                         142,539   133,785

          Less: accumulated depreciation (41,568)  (32,115)
                                         -------   -------
                                        $100,971   101,670
                                         =======   =======

(4)       Short-Term Loans
          ----------------

          Short-term loans at December 31, 2001 and 2000 consist of the following:

                                                       2001             2000
                                                       ----             ----
                                                           (in thousands)
          Revolving loan:
            Euro - EUR 4,000,000 outstanding      $   3,531            3,722
                                                      =====             ====

          The principal amount borrowed under the Revolving Loan Facility, a EUR 5 million facility, which was scheduled to reduce to a EUR 2.5 million facility on December 31, 2005, and which forms part of the EUR 130 million Senior Secured Debt Facility Agreement (see Note 5), is due at the end of each interest period at which point the Company could, subject to certain conditions, roll over the amount of principal borrowed until the expiration of the facility in December 2007. The applicable interest period for this Facility is, at the Company's option, one, three, or six months. The Company has chosen six months at the present time. Interest is payable at the end of each interest period, calculated similar to that for the Term Facility loan denominated in euros. On November 9, 2001, the Company and its bank lenders under the Company's Senior Secured Debt Facility Agreement amended the Company's debt agreement. In connection with the amendment, the Company agreed to cancel, with immediate effect, the EUR 1 million undrawn portion of the revolving loan facility. At the same time, the Company also agreed to cancel the EUR 4 million revolving loan outstanding following the scheduled repayment of such principal and accrued interest in April 2002. After May 31, 2002, the Company may request that the banking syndicate reinstate the EUR 5 million revolver portion of the Debt Agreement. However, any such reinstatement would be at the discretion of each member of the banking syndicate individually. The amended agreement allows for those lenders participating in the reinstatement of the revolver to increase their individual commitments such that, in the aggregate, all of the lenders participating in the reinstated revolver could provide up to the original revolver amount of EUR 5 million.

(5)       Long-term Debt
          --------------

          Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                             2001          2000
                                                            ------        ------
                                                      (in thousands)
          Loan payable, interest at EURIBOR + applicable margin

             HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      December 31, 2001, 2000 and 1999

          (5.01% at December 31, 2001), payable in 14
            semi-annual installments beginning June 30, 2001
            with final payment due December 31, 2007; EUR 74,039,000
            outstanding at December 31, 2001.
                                                                             $ 65,362    78,288
          Loan payable, interest at BUBOR + applicable margin
            (11.40% at December 31, 2001), payable in 14
            semi-annual installments beginning June 30, 2001 with
            final payment due December 31, 2007; HUF 9,244,273,000
            outstanding at December 31, 2001
                                                                               33,129    36,893
          Notes payable, interest at USD LIBOR + 3.5% (5.49% at
            December 31, 2001), due March 31, 2007 (less unamortized
            discount based on imputed interest rate of 5% -
            $6,298,000 in 2001; $7,304,000 in 2000)                            18,702    17,696
                                                                           ----------   -------

          Total long-term debt                                             $  117,193   132,877

          Less current installments                                            12,311     8,063
                                                                           ----------   -------

          Long-term debt, excluding current installments                   $  104,882   124,814
                                                                           ==========   =======

          The aggregate amounts of maturities of long-term debt for each of the next five years, and in aggregate thereafter, at December 31, 2001 exchange rates, are as follows: 2002, $12,311,000; 2003,
          $15,669,000; 2004, $15,669,000; 2005, $17,908,000; 2006, $20,146,000
          and $35,490,000 thereafter.

          On October 15, 1996, the Company and its subsidiaries entered into a $170 million 10-year Multi-Currency Credit Facility (the "Original
          Postabank Credit Facility") with Postabank. As a result of agreements entered into on May 12, 1999, with Postabank; TDC A/S
          ("Tele Danmark" or "TD"); and the Danish Investment Fund for Central and Eastern Europe (the "Danish Fund") (see Notes 9 and 12), the
          Company extinguished all of its obligations to Postabank under the Original Postabank Credit Facility in the amount of approximately
          $193 million and the $16.4 million borrowed in settlement of the amount due under the contractor financing facility described below.
          As part of these transactions, the Company borrowed from Postabank
          $138 million ($128 million at December 31, 1999 exchange rates) under a one-year dual currency bridge loan agreement (the "Postabank
          Bridge Loan") in Hungarian forints and euros, and $25 million pursuant to certain unsecured notes payable (the "Notes") (see below). Proceeds from the Senior Secured Debt Facility Agreement in
          April 2000, as described below, were subsequently used to pay off the outstanding balance and terminate the Postabank Bridge Loan.

          As a result of the extinguishment of the Original Postabank Credit
          Facility, the Company recorded an extraordinary loss of HUF 1.5 billion (approximately $6.3 million at historical exchange rates) during the second quarter of 1999, which represented the write-off of the remaining unamortized deferred financing costs pertaining to the Original Postabank Credit Facility.

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

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2001, 2000 and 1999

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

     On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement" or "Credit Facility") with a European banking syndicate. The Company drew down EUR 129 million of the Credit Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), the funds of which were used, along with $7.3 million of other Company funds (at April 20, 2000 exchange rates) to pay off the outstanding EUR 134 million (approximately $126 million at April 20, 2000 exchange rates) principal and interest due on the Postabank Bridge Loan which was due to mature on May 12, 2000, and to pay fees associated with the Debt Agreement. The borrowers under the Debt Agreement are the Operating Companies who were the borrowers under the Postabank Bridge Loan. The Debt Agreement has two facilities, which are comprised of the Revolving Facility described in Note 4 and the Term Facility described below.

     The Term Facility is a floating rate term loan in the amount of EUR 125 million, for which principal is repayable semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amounts of the principal repayments on the Term Facility are to be escalating percentages of the amounts drawn down. The Company borrowed the full EUR 125 million, of which EUR 84,135,000 was funded, and is repayable, in euros, and the equivalent of EUR 40,865,000 was funded, and is repayable, in Hungarian forints. The Term Facility loans denominated in euros accrue interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The Term Facility loans denominated in Hungarian forints accrue interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for Term Facility Loans denominated in euros is six months. The applicable interest period for Term Facility Loans denominated in Hungarian forints is three months. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.30% subject to the financial performance of the Company as measured by the ratio of the Company's senior debt to its earnings before interest, taxes, depreciation and amortization. Dependent on its cash flow, the Company will be required to prepay the equivalent of $25 million on the Term Facility until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company's excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing. As a result of the amendment to the Debt Agreement described below, no such mandatory prepayment will be made by the Company in 2002.

     The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2,508,000 at April 20, 2000 exchange rates), which is included in other assets along with other direct costs incurred in obtaining the Debt Agreement, and is being amortized over the term of the related debt. In addition, an annual agency fee in the amount of $60,000 is to be paid. The Company is obligated to pay an annual

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2001, 2000 and 1999

     commitment fee equal to the lower of 0.75% or 50% of the Applicable Margin on any available unused commitment on the Revolving Loan Facility.

     On November 9, 2001, the Company and its bank lenders under the Debt Agreement amended the Debt Agreement. The amendment eliminated a covenant requiring the Company to maintain a minimum level of EBITDA, measured in Hungarian forints, each quarter and waived for the fourth quarter 2001 and first quarter of 2002 a financial covenant requiring the Company to maintain a minimum senior debt service coverage ratio. In connection with the elimination and such waivers, the Company agreed to (i) make a payment by November 21, 2001 in the amount of approximately $7.9 million (at November 9, 2001 exchange rates) into escrow to cover the interest and principal repayment under the Debt Facility due December 31, 2001; (ii) between May 1, 2002 and May 12, 2002 pay the interest and principal due on June 30, 2002 under the Credit Facility into escrow; (iii) make a prepayment by November 21, 2001 of 5% of the original loan (approximately $5.5 million at November 9, 2001 exchange rates); (iv) immediately cancel the remaining EUR 1 million undrawn portion of the EUR 5 million revolver portion of the Debt Agreement (v) cancel the remaining portion (EUR 4 million) of the revolver portion of the Debt Agreement following the repayment of such principal and accrued interest by the Company in April 2002; (vi) pay an additional 15 basis points of interest on the floating rate term loan portion of the Debt Agreement; and (vii) pay a waiver fee of EUR 195,000 to the banking syndicate. The amendment also provides that after May 31, 2002, the Company may request that the banking syndicate reinstate the revolver portion (EUR 5 million) of the Debt Agreement (see
     Note 4).

     The Company utilizes foreign currency forward contracts to reduce exposure to certain exchange rate risks associated with cash requirements under the Company's long-term debt obligations that mature within six months. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are up to six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The contracted amount of foreign currency forwards at December 31, 2001 is EUR 6,085,000 (approximately $5,372,000).

     The Company and Citibank Rt. (as security agent) have entered into a series of agreements to secure all of the Company's obligations under the Debt Agreement pursuant to which the Company has pledged all of its intangible and tangible assets, including HTCC's ownership interests in its subsidiaries, and its real property. The Company is subject to restrictive covenants, including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains customary representations and warranties and customary events of default, including those related to a change of control, which would trigger early repayment of the balance under the Debt Agreement. If, prior to the Trigger Date (the date on which for the prior two fiscal quarters the Company's debt to EBITDA ratio is less than 2.5 to
     1), Tele Danmark sells any of the shares of Common Stock that it currently owns or Tele Danmark and the Danish Fund, together, no longer own 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark and the Danish Fund currently own a combined total of 31.9% of the outstanding common stock. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company's outstanding debt under the Debt Agreement.

     In connection with the restructuring of its capital structure in May 1999, as described above, the Company issued notes to Postabank in an aggregate amount of $25 million with detachable warrants (the "Warrants"). The Notes accrue interest, which is payable semi-annually, at the USD LIBOR rate applicable for the six month interest period plus 3.5% (5.49% at December 31, 2001). The Notes which mature in 2007, are transferable.
     The Warrants enable Postabank to purchase 2,500,000 shares of the Company's common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The fair value of the warrants amounted to $8.8

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2001, 2000 and 1999

     million and was credited to additional paid-in capital, with the offsetting charge being accounted for as a discount on the Notes. The fair value of the warrants was determined using the Black-Scholes Option valuation model. The unamortized discount on the notes at December 31, 2001 was approximately $6.3 million, and is reflected as a reduction of the carrying amount of the Notes. The Company has the right to terminate the Warrants in full or proportionately prior to January 1, 2004 provided that the Company (i) repays a proportionate amount of the outstanding principal on the Notes to the holders of such Notes and (ii) pays an additional 7.5% of the aggregate principal amount of the Notes repaid concurrently with the termination of the Warrants to the holders of the Warrants.

(6)  Deferred Credits and Other Liabilities
     --------------------------------------

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

     Included in deferred credits and other liabilities at December 31, 2001 and 2000, is $6,652,000 and $8,212,000, respectively, of connection fee revenues, from current and prior years, which have been deferred following the Company's implementation of SAB 101 during the fourth quarter of 2000. Similar amounts, representing the associated deferred costs, are included in deferred costs at December 31, 2001 and 2000.

(7)  Income Taxes
     ------------

     The statutory U.S. Federal tax rate for the years ended December 31, 2001, 2000 and 1999 was 35% and the Hungarian corporate income tax rate for the years ended December 31, 2001, 2000 and 1999 was 18%. For Hungarian corporate income tax purposes, the Operating Companies were entitled to a 100% reduction in income taxes for the five year period ending December 31, 1998 and are now entitled to a 60% reduction in income taxes for the subsequent five year period ending December 31, 2003. The effective tax rate was zero for the years ended December 31, 2001, 2000 and 1999 due to the Company incurring or utilizing net operating losses for which no tax benefit was recorded.

     For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 2001 of approximately $27,722,000 which expire as follows: 2010, $5,270,000; 2011, $6,328,000; 2012, $2,256,000;
     2018, $1,925,000; and 2019, $11,943,000. As a result of various equity transactions, management believes the Company experienced an "ownership change" in 1999, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change.

     For Hungarian corporate income tax purposes, the Hungarian subsidiaries have unused net operating loss carryforwards at December 31, 2001, at current exchange rates, of approximately $54,282,000. Of this amount, $11,255,000 may be carried forward indefinitely while $9,827,000 may be carried forward until 2002, $13,205,000 until 2003, $9,622,000 until 2004,
     $10,365,000 until 2005 and $8,000 until 2006.

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2001, 2000 and 1999

     The tax effect of temporary differences that give rise to significant portions of deferred tax assets are as follows:

                                                  December 31
                                               ------------------
                                                 2001      2000
                                                 ----      ----
                                               (in thousands)

     Net operating loss carryforwards         $ 19,374    21,709
     Write down of assets                          167       167
     Stock compensation                          1,467     1,467
     Termination benefits                            -       323
     Interest expense                            2,106     1,699
     Other                                         232       231
                                              --------  --------
     Total gross deferred tax assets            23,346    25,596
     Less valuation allowance                  (23,346)  (25,596)
                                              --------  --------
     Net deferred tax assets                  $      0         0
                                              ========  ========



     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning in making these assessments. During 2001 and 2000, the valuation allowance decreased by $2,250,000 and $2,613,000, respectively.

(8)  Commitments and Contingencies
     -----------------------------

     (a)  Concession Agreements
          ---------------------

          The Operating Companies have concession agreements with the Prime Minister's Office, the government department that took over responsibility for telecommunications from the Ministry of Transportation, Telecommunications and Water Management in 2000 (in both cases, "the Ministry"), to own and operate local public telephone networks in five regions of Hungary. Each of the concession agreements are for a term of 25 years and provide for an eight-year exclusivity period up to November 2002.

          The concession agreements with Hungarotel (two regions) and to Papatel (one region) were renegotiated on the Company's acquisition of Hungarotel and Papatel. The renegotiated concession agreements provided for an initial payment to the Ministry of HUF 938,250,000 (approximately $6.7 million at December 31, 1995 exchange rates) which was paid in November 1995, and for annual concession fees based upon 2.3% and 0.3% of net telephone service revenues for the regions operated by Hungarotel and 2.3% of net telephone service revenues for the region operated by Papatel.

          In 1994, the Ministry awarded similar concession rights to KNC and Raba-Com, under agreements which provide for annual concession fees based upon 0.1% and 1.5% of net telephone service revenues for the regions operated by KNC and Raba-Com, respectively.

          The concession agreements provide for, among other things, the subsidiaries to provide telephone service to specific numbers of customers by specified dates or be subject to possible monetary penalties and possibly reduction in the period of exclusivity. As of December 31, 2001, the

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2001, 2000 and 1999

          Company believes it has fulfilled these service requirements in its concession areas in all material respects.

          The activities of the Operating Companies are regulated by the Ministry and by the terms of their respective concession agreements. The Ministry has the authority to regulate the industry. This authority includes approving local, long distance and international rates, the sharing of revenues between concession companies and Magyar Tevk ouml zlesi Rt. ("Matav"), the construction, operation and sale of local telephone exchanges and requiring local telephone companies to meet specified standards as to growth and services.

          In the concession agreements with Hungarotel and Papatel, as amended on June 3, 1996, the Ministry stipulated that each meet certain Hungarian ownership requirements so that by June 3, 2003, Hungarian ownership must consist of at least 25% plus one share. For the period between June 3, 1996 and June 3, 2003, Hungarian ownership must be at least 10%, except that during such period, Hungarian ownership may be reduced to as low as 1% for a period of up to two years. During the seven-year period, while the Hungarian ownership block is required to be at least 10%, that 10% equity holding must have voting power of at least 25% plus one share, thus providing Hungarian owners the right to block certain transactions which, under Hungarian corporate law, require a supermajority (75%) of stockholders voting on the matter, such as mergers and consolidations, increases in share capital and winding-up.

          For these purposes, "Hungarian ownership" means shares owned by Hungarian citizens. Shares owned by a corporation are considered Hungarian owned only in proportion to the Hungarian ownership of such corporation. The Operating Companies can also fulfill the 25% plus one share Hungarian ownership requirement by listing their shares on the Budapest Stock Exchange.

          The Hungarian ownership requirements in KNC's and Raba-Com's concession agreements call for a strict 25% plus one share Hungarian ownership. However, the Ministry has stated, pursuant to a letter dated September 18, 1996, that it intends that all of the Operating Companies be treated equally with respect to such ownership requirements.

          Following a capital transaction with Postabank in May 1999 (see Note
          9) each of the Operating Companies is deemed in compliance with the 10% ownership requirement, however none of the Companies are currently in compliance with the 25% voting requirement. Failure to comply with the 25% Hungarian ownership requirement at the end of the seven-year period, which expires in 2003, might be considered a serious breach of a concession agreement, giving the Ministry the right, among other things, to terminate the concession agreements. Amended concession agreement terms following the introduction of the legislation liberalizing the Hungarian telecommunications market (Act XL of 2001 on Communications, in force since December 23, 2001) may remove the Hungarian ownership requirements, but the content, effect or timing of any amended terms are unknown at the present time. However, the Company believes that it will be able to negotiate new ownership terms satisfactory to both it and the Ministry.

     (b)  Construction Commitments

          The Company has a contract with Siemens to provide it with a telephone switch operating system upgrade, as well as the construction of some optical fiber networks. The contract totalled approximately $0.8 million, at December 31, 2001 exchange rates, of which approximately $0.7 million remains to be spent in 2002.

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2001, 2000 and 1999

          Raba-Com has a contract with Ericcson to replace some existing switching equipment with Ericcson equipment. The existing switching equipment will be utilized by the Company in other parts of its network. The contract totalled approximately $0.7 million, at December 31, 2001 exchange rates, of which approximately $0.2 million remains to be spent in 2002.

          KNC has a long-term frame contract with Siemens which provides for the continued construction of a local telephone network and the addition of new subscribers in its service area. $1.8 million of this contract remains to be spent.

     (c)  Leases

          The Company and its subsidiaries lease office and other facilities in the United States and Hungary, which require minimum annual rentals. Rent expense under operating lease agreements for the years ended December 31, 2001, 2000 and 1999, was $296,000, $301,000 and
          $395,000, respectively, and is included in operating and maintenance expenses. Lease obligations for each of the next five years are as follows (at December 31, 2001 exchange rates): 2002, $342,000; 2003, $383,000; 2004, $390,000; 2005, $409,000; and 2006, $427,000.

     (d)  Legal Proceedings

          Hungarotel is a defendant in a lawsuit brought in Hungary that alleges breach of contract. The plaintiff was seeking payment of approximately HUF 222 million (approximately $796,000 at December 31, 2001 exchange rates) plus interest. By a judgement in October 2000, a Hungarian court made an award in favor of the plaintiff in the amount of HUF 77.7 million (approximately $278,000 at December 31, 2001 exchange rates) plus interest. As of December 31, 2001, interest and costs stood at approximately HUF 152.5 million (approximately $547,000 at December 31, 2001 exchange rates). The Company continues to believe that it has satisfactory defenses against the claims and has filed an appeal with the Hungarian Supreme Court against this judgement. The Company has accrued in its financial statements an amount which it believes will be sufficient to satisfy the ultimate cost of resolving this litigation.

          During 1996 and 1997, Hungarotel entered into several construction contracts with a Hungarian contractor, which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. By January 1998, it became clear to Hungarotel that there were problems with the work undertaken by the contractor and Hungarotel rejected invoices in the amount of approximately HUF 700 million (approximately $2.5 million at December 31, 2001 exchange rates) for, among other reasons, the contractor's failure to meet the contractual capacity requirements and breaches of warranties regarding the quality of work. During 1998, the Company and the contractor engaged in settlement discussions in order to resolve these issues but were unable to reach a settlement. Following a series of transactions in March 1999 with the contractor's major creditor, Hungarotel acquired a HUF 3.1 billion (approximately $11.1 million at December 31, 2001 exchange rates) net claim against the contractor at the same time settling, through legal offset, the contractor's claims arising from accepted but unpaid invoices in the amount of HUF 900 million (approximately $3.2 million at December 31, 2001 exchange rates). These transactions were undertaken to strengthen Hungarotel's position in any potential procedures initiated by the contractor. The contractor is seeking payment under separate invoices in the amount of approximately $24 million for work which the Company is disputing because of quality and quantity issues. The Company still has claims against the contractor of approximately $31 million which is more than the contractor's claim.

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2001, 2000 and 1999

          In July 2001, the contractor filed an additional lawsuit challenging certain transactions regarding litigated matters between the contractor's creditor and the Company. The first hearing regarding this action is expected to be held sometime during 2002. The Company believes that this additional lawsuit is without merit and that the Company will prevail.

          In December 1999, a debt collection company initiated debt collection proceedings against the Hungarian contractor for non-payment of various debts. In June 2000, the debt collection company claimed the benefit of certain invoices that the contractor had issued to Hungarotel in the amount of HUF 455 million (approximately $1.6 million at December 31, 2001 exchange rates), stating that the contractor had assigned those invoices to it "as security" in the debt collection proceedings. Hungarotel rejected the debt collection company's claim for, among other reasons, the absence of a right by the contractor to assign the invoices and that, in any event, Hungarotel has a substantive defense and counterclaim on the merits to the underlying claim on the invoices. After a court hearing in November 2001, the debt collection company reduced its claim against Hungarotel to HUF 250 million (approximately $0.9 million at December 31, 2001 exchange rates) (and proportionally reduced the amount of interest claimed) because it could not substantiate the HUF 455 million claim on the basis of the contractor's assignment agreement. At a further hearing in December 2001, the court terminated the proceedings, on the grounds that it had no jurisdiction to deal with the matter because the terms of the contract between Hungarotel and the contractor states that disputes surrounding the contract are to be resolved through arbitration proceedings. The debt collection company has appealed to the Hungarian Supreme Court against this decision and Hungarotel has counter-appealed, seeking to uphold the decision of the lower court. No hearing date for the appeal to the Supreme Court has been set.
          The Company believes that it will prevail.

          Papatel is involved in a dispute with the Hungarian taxing authorities (the "APEH") pursuant to which the APEH alleges Papatel owes HUF 107 million (approximately $380,000 at December 31, 2001 exchange rates). This amount includes late payment penalties and default interest, on value added tax ("VAT") which the APEH alleges should have been charged in 1999 to the Ministry by Papatel when Papatel relinquished its rights to use broadcasting frequencies previously granted by the Ministry. A court hearing was held in March 2002, at which, the matter was suspended for at least six months. The Company believes the APEH claim is without merit and is vigorously defending itself.

          The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and those described above will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

(9)  Common Stock and Cumulative Convertible Preferred Stock
     -------------------------------------------------------

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

            HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2001, 2000 and 1999

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

     On May 12, 1999, the Company and Citizens Communications Company ("Citizens") entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement") pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Cumulative Convertible Preferred Stock, par value $0.01 (the "Preferred Stock") in consideration for the extinguishment of liabilities the Company had with Citizens (see Note 12). The value of the common stock on the date of issue totaled $9,100,000, which was recorded as an increase to Common Stock and additional paid-in capital. The value of the preferred shares on the date of issue totaled $2,100,000, which was recorded as an increase to Cumulative Convertible Preferred Stock and additional paid-in capital. Citizens, as the holder of the Cumulative Convertible Preferred Stock, is entitled to receive cumulative cash dividends at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may, at its option, redeem the Preferred Stock at any time. The Cumulative Convertible Preferred Stock is convertible into shares of the Company's common stock on a one for ten basis.

     During the fourth quarter of 2000, the Company entered into an agreement with the International Finance Corporation ("IFC"), pursuant to which the IFC agreed to exchange its 20% ownership interest in Papatel for a total of 72,000 shares of the Company's common stock. The value of the shares on the date of issue totaled $333,000, which was recorded as an increase in Common Stock and additional paid-in capital.

     During the first quarter of 2001, Tele Danmark exercised its preemptive rights to maintain its ownership percentage in the Company. As a result of this exercise, the Company issued 14,001 shares of the Company's common stock in exchange for $98,000.

     As of December 31, 2001 and 2000, the Company had 30,000 shares of its cumulative convertible preferred stock, with a $70 liquidation value, outstanding. Any holder of the cumulative convertible preferred stock is entitled to receive cumulative cash dividends payable in arrears, at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. As of December 31, 2001 and 2000, the total arrearage on the cumulative convertible preferred stock was $282,000 and $175,000, respectively, and is included in due to related parties.

     The Company has reserved 3,659,908 shares as of December 31, 2001 for issuance under stock option plans, compensation agreements, warrants and under the conversion terms applicable to its outstanding cumulative convertible preferred stock.

(10) Stock Based Compensation
     ------------------------

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

     Stock Option Plans

     The Company adopted a stock option plan (the "Plan") in April 1992 which provided for the issuance of an aggregate of 90,000 stock options, which has since been increased following stockholder approval, to 1,250,000 as of December 31, 2001. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. The plan is administered by the Board of Directors, which may designate a committee to fulfill its responsibilities. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2001, 763,490 options provided for by the Plan had been issued, of which 198,100 were exercised and 565,390 remained outstanding.

     During 2000, a former officer exercised options to purchase 28,600 shares of Common Stock at $8.00 per share. Proceeds from the exercise of these options totaled $228,800. During 2001, a former officer exercised options to purchase 2,000 shares of Common Stock at $8.00 per share. Proceeds from the exercise of these options totaled $16,000. The options exercised were issued from the Company's stock option plan.

     In 1997, the Company adopted a director stock option plan (the "Directors' Plan") which provides for the issuance of an aggregate of 250,000 stock options. Options granted under the Directors' Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2001, 107,271 options provided for by the Directors' Plan had been issued, of which 10,000 were exercised and 97,271 remained outstanding.

     During 2000, a former director exercised options, granted from the Directors' Plan, to purchase 5,000 shares of Common Stock at $6.78 per share. Proceeds from the exercise of these options totaled $33,900.

     The Company applies APB Opinion No. 25 and related interpretations in measuring compensation cost under its stock based compensation plans, including the Directors' Plan. As a result, no compensation expense has been recognized by the Company with regard to its stock option plans, as the exercise price of all options has equaled or exceeded the fair market value of the Company's common stock price at the respective grant dates. Had the Company determined compensation cost for options issued under the plans based on the fair value at the grant date in conformity with SFAS No. 123, the Company's net pro forma earnings (loss) and earnings (loss) per share would have been as follows:

                                                      2001       2000      1999
                                                      ----       ----      ----
                                                      (in thousands)
     Earnings (loss)                 As reported    $11,099   ($5,331)    $3,172
                                       Pro forma    $10,551   ($5,850)    $2,526
     Earnings (loss) per share - Basic:
                                     As reported      $0.91    ($0.45)     $0.33
                                       Pro forma      $0.86    ($0.50)     $0.27
     Earnings (loss) per share - Diluted:
                                     As reported      $0.89    ($0.45)     $0.33
                                     Pro forma        $0.84    ($0.50)     $0.27

     For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) a risk free rate of 5.09% in 2001, 6.69% in 2000 and 5.03% in 1999, (2) an
     expected life.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

      of 6 years for 2001, 6 years for 2000 and 5 years for 1999, and (3) volatility of approximately 76% for 2001, 72% for 2000 and 81% for 1999.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

      The following is a summary of stock options, including those issued under the Plan and Directors' Plan referred to above, and other compensation agreements which were granted, and exercised and that have expired for the three years ended December 31, 2001:

      ----------------------------------------------------------------
                                   Outstanding    Weighted Average
                                     Options       Exercise Price
      ----------------------------------------------------------------
            December 31, 1998         852,697          $9.86
            Granted                   189,990          $4.62
            Exercised                       -            -
            Expired                  (116,950)        $13.75
      ----------------------------------------------------------------
            December 31, 1999         925,737          $8.29
            Granted                   140,000          $5.98
            Exercised                 (33,600)         $7.82
            Expired                   (97,500)        $11.82
      ----------------------------------------------------------------
            December 31, 2000         934,637          $7.60
            Granted                   167,271          $5.21
            Exercised                  (2,000)         $8.00
            Expired                  (240,000)        $12.77
      ----------------------------------------------------------------
            December 31, 2001         859,908          $5.68
      ----------------------------------------------------------------

      The following table summarizes information about shares subject to outstanding options as of December 31, 2001 which were issued to current or former employees, or directors pursuant to the Plan, Directors' Plan, employment or other agreements.

                         Options Outstanding                    Options Exercisable
                         -------------------                    -------------------
                                                      Weighted-
                                       Weighted-       Average                     Weighted-
         Number        Range of         Average       Remaining       Number        Average
      Outstanding  Exercise Prices  Exercise Price  Life in Years  Exercisable  Exercise Price
      -----------  ---------------  --------------  -------------  -----------  --------------
          454,508    $3.25-$5.00         $4.28           2.88        454,508         $4.28
          226,000    $5.46-$6.78         $6.01           4.56        196,000         $5.94
          164,400    $8.00-$9.44         $8.54           1.31        164,400         $8.54
           15,000       $11.69          $11.69           0.83         15,000        $11.69
          -------                                                    -------

          859,908    $3.25-$11.69        $5.68           2.98        829,908         $5.65
          =======                                                    =======

      Stock Grants

      In November 1999, the Company cancelled 30,000 fully vested employee stock options with an original exercise price of $8.00 per share and an expiration date of March 31, 2003, and issued 30,000 options with like terms, except that the newly issued options have been granted with an exercise price of $5.46 per share, the fair value of such options at the date of modification. The Company has recognized approximately $9,000 and $45,000 of compensation income in 2001 and 2000, respectively, and $54,000 of compensation expense in 1999 as a result of the modification.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(11) Reconciliation of Net Income (Loss) to Net Cash Provided by Operating
     ---------------------------------------------------------------------
     Activities
     ----------

     The reconciliation of net income (loss) to net cash provided by operating activities for the years ended December 31, 2001, 2000 and 1999 follows:


                                                     2001       2000       1999
                                                     ----       ----       ----
                                                       (in thousands)
     Net income (loss)                             $ 11,099     (5,331)    3,172
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation of property, plant and
          equipment                               8,750      8,772    11,008
          Amortization of intangibles                   640        656       774
          Asset write-downs                             225        183       237
          Non-cash compensation                          (9)       (45)       54
          Unrealized foreign currency (gain) loss    (6,123)     5,050     2,580
          Extraordinary items, net                        -          -   (20,193
          Other (income)/expense                          -         38    (1,177)
          Unpaid/non-cash interest                    1,467      1,478    16,345
     Changes in operating assets and liabilities:
          Accounts receivable                           805        654    (1,277)
          Restricted cash                               (98)        (9)       60
          Other assets                                1,258     (1,218)   (1,538)
          Accounts payable and accruals              (3,177)    (1,473)    4,929
          Other liabilities                            (209)       464     4,046
          Due to related parties                     (1,051)      (928)     (498)
                                                    -------    -------   -------
     Net cash provided by operating activities     $ 13,577      8,291    18,522
                                                    =======    =======   =======

     Cash paid during the year for:
          Interest                                 $ 13,443     12,526    10,521
                                                    =======    =======   =======


     Summary of non-cash transactions

     During 2000 the Company:
           . Issued 72,000 shares of Common Stock valued at $333,000 to the IFC in exchange for its interest in one operating subsidiary.

     During 1999 the Company:
           . Issued 1,300,000 shares of Common Stock valued at $9,100,000 and 30,000 shares of Cumulative Convertible Preferred Stock valued at $2,100,000 in settlement of an $8.4 million promissory note and Citizens' renouncement and forgiveness of any rights whatsoever in respect of the $21 million aggregate amount payable to Citizens beginning in 2004 (see Notes 9 and 12).

           . Modified the exercise price on 30,000 stock options issued to an executive pursuant to a termination agreement.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(12) Related Parties
     ---------------

     Transactions entered into with certain related parties are as follows:

     (a)  Transactions with former officers and directors

          On July 26, 1996, the Company entered into Termination and Release Agreements, Consulting Agreements and Non-competition Agreements with its former (x) Chairman and Chief Executive Officer, (y) former Vice Chairman and (z) former Chief Financial Officer, Treasurer, Secretary and Director. Pursuant to these agreements, the Company agreed to make payments for severance, consulting fees and non-compete agreements amounting to $7.25 million, in equal monthly instalments over a 72 month period commencing August 31, 1996 and ending on July 31, 2002, and also issued options to purchase 200,000 shares of Common Stock at an exercise price of $14.00 per share which expired unexercised in 2001. These commitments are supported by letters of credit. The Company recorded a charge of approximately $6.3 million in 1996 and has made payments aggregating approximately $1.2 million in each of 2001, 2000 and 1999 related to these agreements.

     (b)  Transactions with TDC A/S

          After the transactions with Tele Danmark, as discussed in Note 9, TD's share ownership in the Company is 21.3% of the Company's outstanding common stock as of December 31, 2001. TD has been granted preemptive rights to maintain its ownership percentage.

     (c)  Transactions with the Danish Fund

          As a result of the transaction with the Danish Fund, as discussed in
          Note 9, the Danish Fund's share ownership in the Company is 10.6% of the Company's outstanding common stock as of December 31, 2001.

     (d)  Transactions with Postabank

          As a result of the transactions with Postabank discussed in Notes 5 and 9, Postabank's share ownership in the Company is 20.1% of the Company's outstanding common stock as of December 31, 2001.

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

          Such agreements provided for, among other things, (i) the termination of a Master Agreement dated as of May 31, 1995 between the Company and Citizens; (ii) the issuance by the Company to Citizens of 100,000 shares of the Company's common stock and a promissory note in the principal amount of $8,374,000 in settlement of $9.6 million accrued fees and expenses due and payable to Citizens under the Management Services Agreement; (iii) the termination of the Management Services Agreement; (iv) payments by the Company to Citizens in the aggregate amount of $21 million payable in 28 quarterly installments from 2004 through and including 2010 in part as consideration for Citizens' agreement to terminate the Management Services Agreement and in part

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

          as consideration for certain consulting services to be provided by Citizens to the Company from 2004 through and including 2010; (v) the grant by the Company to Citizens of certain preemptive rights in connection with any public or private issuances by the Company of shares of its common stock to purchase within 30 days for cash such number of shares of the Company's common stock sufficient to maintain Citizens' then existing percentage ownership interest of the Company's common stock on a fully diluted basis; and (vi) the right of one Citizens designee to the Company's Board of Directors to be renominated for reelection to the Company's Board of Directors for so long as Citizens owns at least 300,000 shares of the Company's common stock.

          The agreements included an Amended, Restated and Consolidated Stock Option Agreement (the "Restated Stock Option Agreement") pursuant to which the Company granted Citizens an option to purchase 2,110,896 shares of the Company's common stock at a price of $13.00 per share, with an expiration date of July 1, 1999, in settlement of Citizens' accrued preemptive rights. The Restated Stock Option agreement also acknowledged Citizens existing options to date to purchase an aggregate of 4,511,322 shares of the Company's common stock at exercise prices ranging from $12.75 to $18.00 per share with an expiration date of September 12, 2000. All of the Citizens options have expired unexercised.

          On May 12, 1999, the Company and Citizens entered into a Stock Purchase Agreement (the "Citizens Stock Purchase Agreement'), pursuant to which the Company issued to Citizens 1,300,000 shares of the Company's common stock and 30,000 shares of the Company's Series A Cumulative Convertible Preferred Stock, par value $0.01 (the "Preferred Stock"). In consideration for such shares, Citizens (i) transferred to the Company for cancellation the $8,374,000 promissory note issued by the Company to Citizens which was to mature in 2004, (ii) forgave half of the accrued interest due on the promissory note through May 15, 1999 and (iii) agreed to renounce and forego any rights whatsoever to any payment of the $21 million which was payable by the Company to Citizens in quarterly installments of $750,000 each from 2004 through and including 2010. The Citizens Stock Purchase Agreement provided that if the average closing price of the Company's common stock for the twenty (20) trading days ending March 31, 2000 was less than $7.00 per share, then HTCC would issue additional Preferred Stock to Citizens. The average closing price of the Company's common stock for the above mentioned period was more than $7.00 per share and as a result, no additional shares of HTCC Preferred Stock have been issued to Citizens. Citizens also waived any and all preemptive and anti-dilution rights in connection with the transactions described in Notes 5 and 9. As a result of the Stock Purchase Agreement with Citizens, the Company recorded extraordinary income of $9.0 million during the second quarter of 1999, which represented the gain on the extinguishment of the liabilities the Company had with Citizens.

          After the above transactions, on December 31, 2001 Citizens held 19.1% of the Company's outstanding common stock.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

          Amounts payable to related parties as of December 31, 2001 and 2000, were as follows:
                                                          2001        2000
                                                          ----        ----
          Payable to former officers and directors   $  675,000  $  1,727,000
          Due to Citizens                               282,000       175,000
                                                        -------     ---------
                                                     $  957,000  $  1,902,000
                                                        =======     =========
(13) Extraordinary Items
     -------------------

          The extraordinary item in 1999 resulted from a series of transactions as follows:

               Gain on extinguishment of amounts due under a
               contractor financing facility (see Note 5)         $18,161,000
               Gain on extinguishment of liabilities to
               Citizens (see Note 12(e))                            9,039,000
               Less: write-off of unamortized deferred
               financing costs and credits pertaining to the
               Original Postabank Credit Facility (see Note 5)     (6,255,000)
                                                                  -----------
                                                                  $20,945,000
                                                                  ===========

(14) Employee Benefit Plan
     ---------------------

          Effective December 1996, the Company established a 401(k) salary deferral plan (the "401(k) Plan") on behalf of its U.S. employees. The 401(k) Plan is a qualified defined contribution plan, and allows participating employees to defer up to 15% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company has the discretion to match contributions made by the employee. No matching contributions were made by the Company in 2001, 2000 or 1999.

(15) Segment Disclosures
     -------------------

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

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

          Other Service and Product Revenues - PBX hardware sales and service revenues, as well as miscellaneous other telephony service revenues.

          The revenues generated by these products and services for the years ended December 31 were as follows:

                 (in thousands)      2001      2000      1999
                                     ----      ----      ----

          Telephone services        $41,514   $39,867   $42,088
          Network services            2,704     2,398     2,193
          Other service and product
           revenues
                                      1,018       709     1,157
                                    -------   -------   -------
                                    $45,236   $42,974   $45,438
                                    =======   =======   =======

          Major Customers

          For the years ended December 31, 2001, 2000 and 1999, none of the Company's customers accounted for more than 10% of the Company's total revenue.

(16) Restricted Net Assets of Consolidated Subsidiaries
     --------------------------------------------------

          The Company's Hungarian subsidiaries are restricted from paying dividends to HTCC under the Company's Senior Secured Debt Facility Agreement. As of December 31, 2001, net assets of the Hungarian subsidiaries amounted to approximately $10.6 million (at December 31, 2001 exchange rates), all of which is restricted.

                Schedule of Quarterly Financial Data (unaudited)
                ------------------------------------------------
                      (in thousands, except per share data)

                                     December 31 September 30 June 30 March 31
                                     ----------- --------- ---------- --------

Fiscal 2001 quarters ended:
  Net revenues                         $ 11,553  $ 11,452  $ 10,999  $  11,232
  Operating income                        4,163     4,869     4,679      4,629
  Net income (loss) ascribable to
   Common stockholders                    4,300    (1,611)    9,059       (756)

Earnings (loss) per share:
    Basic                              $   0.36  $  (0.13)  $  0.75  $   (0.06)
                                        ========  ========  ========  =========
    Diluted                            $   0.35  $  (0.13)  $  0.72  $   (0.06)
                                        ========  ========  ========  =========

Fiscal 2000 quarters ended:
  Net revenues                         $ 10,288  $ 10,662  $ 10,887  $  11,137
  Operating income                        3,623     4,368     4,466      4,012
  Net income (loss) ascribable to
  common stockholders                       927    (2,700)     (209)    (3,456)

  Earnings (loss) per share:
    Basic                              $   0.08  $  (0.22) $  (0.02) $   (0.29)
                                        ========  ========  ========  =========
    Diluted                            $   0.08  $  (0.22) $  (0.02) $   (0.29)
                                        ========  ========  ========  =========

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

            Schedule I - Condensed Financial Statements of Registrant
                      Hungarian Telephone and Cable Corp.
                            Condensed Balance Sheets
                       (In thousands, except share data)

                                       Assets           December 31, 2001     December31, 2000
                                       ------           -----------------     ----------------
Current assets:
   Cash and cash equivalents                               $        172          $   1,177
   Amounts due from subsidiaries                                  2,186                348
   Other current assets                                             576                976
                                                             ----------           --------
          Total current assets                                    2,934              2,501

Property, plant and equipment, net                                    7                 14

Investments in subsidiaries                                      92,020             92,020
Long-term loans to subsidiaries                                  25,000             25,000
Other assets                                                        268                296
                                                             ----------           --------
Total assets                                               $    120,229          $ 119,831
                                                             ==========           ========
                  Liabilities and Stockholders' Deficiency
                  ----------------------------------------

Current liabilities:
   Accounts payable and accruals                           $        806          $     799
   Amounts owed to subsidiaries                                       -                466
   Due to related parties                                           957              1,226
                                                             ----------           --------

          Total current liabilities                               1,763              2,491

Due to related parties                                                -                676
Long-term debt                                                   18,702             17,696
                                                             ----------           --------
Total liabilities                                                20,465             20,863
                                                             ----------           --------
Commitments and Contingencies

Stockholders' equity:
   Cumulative Convertible Preferred stock, $.01 par value;
     $70.00 liquidation value. Authorized 200,000 shares;
     issued and outstanding 30,000 shares in 2001 and 2000            -                  -
   Common stock, $.001 par value. Authorized
     25,000,000 shares; issued and outstanding
     12,103,180 shares in 2001 and 12,087,179 in 2000                12                 12
   Additional paid-in capital                                   144,706            144,601
   Accumulated deficit                                          (44,217)           (44,908)
   Accumulated other comprehensive income                          (737)              (737)
                                                             ----------           --------
          Total stockholders' equity                             99,764             98,968
                                                             ----------           --------
Total liabilities and stockholders' equity                 $    120,229          $ 119,831
                                                             ==========           ========

           See accompanying notes to condensed financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

            Schedule I - Condensed Financial Statements of Registrant
                      Hungarian Telephone and Cable Corp.
                       Condensed Statements of Operations
                  Years Ended December 31, 2001, 2000 and 1999
                (In thousands, except share and per share data)

                                          2001     2000     1999
                                          ----     ----     ----
Management services revenues            $ 4,034    4,134    5,878
                                        -------  -------  -------
Operating expenses:
   Operating and maintenance expenses     2,064    2,504    3,479
   Depreciation and amortization              7        8       15
                                        -------  -------  -------
   Total operating expenses               2,071    2,512    3,494
                                        -------  -------  -------
Income from operations                    1,963    1,622    2,384

Other income (expenses):
   Foreign exchange losses, net               -      (93)    (203)
   Interest expense                      (3,279)  (3,796)  (3,233)
   Interest income                        2,114    4,753    5,351
   Other, net                                 -        -      (27)
                                        -------  -------  -------
Income before extraordinary items           798    2,486    4,272

Extraordinary items, net                      -        -    3,924
                                        -------  -------  -------
Net income                              $   798    2,486    8,196

Cumulative convertible preferred stock
 dividends (in arrears)                    (107)    (107)     (68)
                                        -------  -------  -------
Net income ascribable to
   common stockholders                      691    2,379    8,128
                                        =======  =======  =======

           See accompanying notes to condensed financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

            Schedule I - Condensed Financial Statements of Registrant
                      Hungarian Telephone and Cable Corp.
                       Condensed Statements of Cash Flows
                  Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                   2001      2000      1999
                                                                   ----      ----      ----
Net cash provided by (used in) operating activities           $  (1,119)   61,766   (77,240)
                                                                 ------    ------   -------
Cash flows from investing activities:
   Acquisition of fixed assets                                        -        (4)        -
   Acquisition of interests in subsidiaries                           -   (61,655)        -
                                                                 ------    ------   -------
          Net cash used in investing activities                       -   (61,659)        -
                                                                 ------    ------   -------
Cash flows from financing activities:
   Borrowings under long-term debt agreements                         -         -    25,000
   Deferred financing costs paid under long-term
    debts agreements                                                  -       (74)        -
   Proceeds from issuance of common stock, net                        -         -    52,511
   Proceeds from exercise of stock options
     and pre-emptive rights                                         114       262         -
                                                                 ------    ------   -------
          Net cash provided by financing activities                 114       188    77,511
                                                                 ------    ------   -------
Net increase (decrease) in cash and cash equivalents             (1,005)      295       271

Cash and cash equivalents at beginning of period                  1,177       882       611
                                                                 ------    ------   -------
Cash and cash equivalents at end of period                    $     172     1,177       882
                                                                 ======    ======   =======

           See accompanying notes to condensed financial statements.

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

            Schedule I - Condensed Financial Statements of Registrant
                      Hungarian Telephone and Cable Corp.
                    Notes to Condensed Financial Statements
                  Years Ended December 31, 2001, 2000 and 1999


(1)  Description of Business and Other Related Matters
     -------------------------------------------------

          The accompanying condensed financial statements of Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

          HTCC's only source of cash is payments from inter-company loans and payments under its management service agreements and dividends, if any, from its Hungarian subsidiaries (the "subsidiaries"). The subsidiaries ability to pay dividends or make other capital distributions to HTCC is governed by Hungarian law, and is significantly restricted by certain obligations of the subsidiaries. The subsidiaries are the borrowers under a Banking Credit Facility which provides that the subsidiaries can only make distributions to HTCC for limited purposes (i.e. management services), which does not include dividends.

          The condensed financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiaries as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, including the notes thereto, set forth in the Company's consolidated financial statements appearing on pages F-3 through F-29 of the accompanying Form 10-K.

          Cash used in operating activities in 1999 of $77.2 million includes approximately $79.0 million of loans advanced to HTCC's subsidiaries. In 2000, approximately $61.7 million of the $79.0 million advanced during 1999 was converted into equity in the subsidiaries.

                        SCHEDULE II - VALUATION ACCOUNTS
                        --------------------------------

                       Balance at the
DESCRIPTION            Beginning of      Provision for      Translation    Balance at the
                          Year           Bad Debt Expense   Adjustment     End of Year
                       ---------------   ----------------   -----------    --------------
Allowance for doubtful
accounts receivable

Year ended December     $  962,000        $227,000         ($159,000)      $1,030,000
31, 1999                ==========        ========         ==========      ==========
Year ended December     $1,030,000        $230,000         ($120,000)      $1,140,000
31, 2000                ==========        ========         ==========      ==========
Year ended December     $1,140,000        $469,000          $ 36,000       $1,645,000
31, 2001                ==========        ========         ==========      ==========

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


                                Index to Exhibits
                                -----------------

Exhibit No.  Description

10.6         Non-Employee Director Stock Option Plan, as amended as of
             March 23, 2001

10.7         1992 Incentive Stock Option Plan, as amended as of May 21, 2001

10.8 Employment Agreement between the Registrant and Ole Bertram dated as of May 21, 2001

21           Hungarian Telephone and Cable Corp. Subsidiaries.

23           Consent of KPMG Hungaria Kft.