Form 10-Q
period 2002-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2002-05-13
CIK 889949

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002     Commission file number 1-11484
                               --------------



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

Common Stock, $.001 par value                     12,103,180 Shares
(Class)                                           (Outstanding at May 10, 2002)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                                Table of Contents

Part I. Financial Information:                                          Page No.
                                                                       --------
     Consolidated Condensed Balance Sheets                                  2
     Consolidated Condensed Statements of Operations and
       Comprehensive Income                                                 3
     Consolidated Condensed Statements of Stockholders' Equity              4
     Consolidated Condensed Statements of Cash Flows                        5
     Notes to Consolidated Condensed Financial Statements                   6
     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           13
     Quantitative and Qualitative Disclosure about Market Risk             22

Part II. Other Information                                                 23

Signatures                                                                 25

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                          Item 1. Financial Statements
                      Consolidated Condensed Balance Sheets
                        (In thousands, except share data)

                                      Assets                                 March 31, 2002      December 31, 2001
                                      ------                                 --------------      -----------------
                                                                               (unaudited)
Current assets:
    Cash and cash equivalents                                                $     14,488           $      9,262
    Restricted cash                                                                   207                    210
    Accounts receivable, net                                                        4,747                  4,797
    Other current assets                                                            2,065                  1,677
                                                                             ------------           ------------

           Total current assets                                                    21,507                 15,946

Property, plant and equipment, net                                                 99,777                100,971

Goodwill, less accumulated amortization                                             6,036                  6,050
Other intangibles, less accumulated amortization                                    3,618                  3,672
Deferred costs                                                                      6,146                  6,652
Other assets                                                                        2,638                  2,780
                                                                             ------------           ------------

Total assets                                                                 $    139,722           $    136,071
                                                                             ============           ============

                          Liabilities and Stockholders' Equity
                          ------------------------------------

Current liabilities:
    Current installments of long-term debt                                   $     12,211           $     12,311
    Short-term loans                                                                3,489                  3,531
    Accounts payable                                                                  760                  1,015
    Accruals                                                                        4,570                  2,974
    Other current liabilities                                                       1,689                  1,551
    Due to related parties                                                            700                    957
                                                                             ------------           ------------

           Total current liabilities                                               23,419                 22,339

Long-term debt, excluding current installments                                    104,439                104,882
Deferred credits and other liabilities                                              7,958                  8,484
                                                                             ------------           ------------

Total liabilities                                                                 135,816                135,705
                                                                             ------------           ------------
Commitments and Contingencies
Stockholders' equity:

    Cumulative Convertible Preferred stock, $.01 par value;
       $70.00 liquidation value.  Authorized 200,000 shares;
       issued and outstanding 30,000 shares in 2002 and 2001                            -                      -
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       12,103,180 shares in 2002 and 2001                                              12                     12
    Additional paid-in capital                                                    144,706                144,706
    Accumulated deficit                                                          (155,582)              (159,151)
    Accumulated other comprehensive income                                         14,770                 14,799
                                                                             ------------           ------------
           Total stockholders' equity                                               3,906                    366
                                                                             ------------           ------------
Total liabilities and stockholders' equity                                   $    139,722           $    136,071
                                                                             ============           ============

     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Consolidated Condensed Statement of Operations and Comprehensive Income
            For the Three Month Periods Ended March 31, 2002 and 2001
                 (In thousands, except share and per share data)

                                   (unaudited)

                                                                            2002                        2001
                                                                            ----                        ----
Telephone service revenues, net                                      $    11,859                 $    11,232
Operating expenses:
    Operating and maintenance expenses                                     4,366                       4,276
    Depreciation and amortization                                          2,328                       2,327
                                                                     -----------                 -----------

    Total operating expenses                                               6,694                       6,603
                                                                     -----------                 -----------
Income from operations                                                     5,165                       4,629

Other income (expenses):
    Foreign exchange gains (losses), net                                     669                      (2,136)
    Interest expense                                                      (2,543)                     (3,665)
    Interest income                                                          271                         414
    Other, net                                                                33                          28
                                                                     -----------                 -----------

Net income (loss)                                                    $     3,595                 $      (730)

Cumulative convertible preferred stock
   dividends (in arrears)                                                    (26)                        (26)
                                                                     -----------                 -----------

Net income (loss) ascribable to common stockholders                        3,569                        (756)

Comprehensive income adjustments                                             (29)                        875
                                                                     -----------                 -----------

Total comprehensive income                                           $     3,540                 $       119
                                                                     ===========                 ===========


Earnings (loss) per common share:

      Basic                                                          $      0.29                 $     (0.06)
                                                                     ===========                 ===========

      Diluted                                                        $      0.29                 $     (0.06)
                                                                     ===========                 ===========

Weighted average number of common shares Outstanding:

      Basic                                                           12,103,180                  12,090,268
                                                                     ===========                 ===========

      Diluted                                                         12,448,150                  12,090,268
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

                                   (unaudited)

                                                                                                        Accumulated
                                                                                                           Other           Total
                                               Common    Preferred      Additional       Accumulated   Comprehensive   Stockholders'
                                    Shares      Stock      Stock      Paid-in Capital      deficit        Income        Deficiency
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001     12,103,180    $ 12         -            144,706         (159,151)        14,799        $  366

Cumulative convertible
   preferred stock dividends
   (in arrears)                            -       -         -                  -              (26)             -           (26)

Net income                                 -       -         -                  -            3,595              -         3,595

Foreign currency translation
   adjustment                              -       -         -                  -                -            (29)          (29)
------------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 2002        12,103,180    $ 12         -            144,706         (155,582)        14,770        $3,906
------------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
            For the Three Month Periods Ended March 31, 2002 and 2001
                                 (In thousands)

                                   (unaudited)

                                                                 2002        2001
                                                                 ----        ----
Net cash provided by operating activities                      $  6,312       4,234
                                                               --------    --------
Cash flows from investing activities:
    Construction of telecommunication networks                   (1,107)       (643)
    Decrease (increase) in construction deposits                     47      (2,613)
    Acquisition of interest in subsidiary                           (14)          -
    Proceeds from sale of assets                                     11          22
                                                               --------    --------

           Net cash used in investing activities                 (1,063)     (3,234)
                                                               --------    --------
Cash flows from financing activities:
    Proceeds from exercise of options and pre-emptive rights          -         114
                                                               --------    --------
           Net cash provided by financing activities                  -         114
                                                               --------    --------
Effect of foreign exchange rate changes on cash                     (23)       (980)
                                                               --------    --------

Net increase in cash and cash equivalents                         5,226         134

Cash and cash equivalents at beginning of period                  9,262      15,596
                                                               --------    --------

Cash and cash equivalents at end of period                     $ 14,488      15,730
                                                               ========    ========

     See accompanying notes to consolidated condensed financial statements.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

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

          The accompanying consolidated condensed financial statements include the financial statements of the Company and its majority owned subsidiaries: Hungarotel Tavkozlesi Rt. ("Hungarotel") (the "Operating Company") and Pilistav Rt. ("Pilistav"). Until December 31, 2001, the Company had five operating subsidiaries in Hungary, which merged into Hungarotel as of that date. All material intercompany balances and transactions have been eliminated.

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

          The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiaries for the year ended December 31, 2001, including the notes thereto, set forth in the Company's annual report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC").

     (b)  Earnings (Loss) Per Share

          Earnings (loss) per share ("EPS") is computed by dividing income or loss ascribable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, or preferred securities were converted, and that the proceeds from such exercises or conversions

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

          were used to acquire shares of common stock at the average market price during the reporting period.

          The following is a reconciliation from basic earnings per share to diluted earnings per share for the three month periods ended March 31, 2002 and 2001:

                                                         3 months ended
                                                         --------------

                                                     2002              2001
                                                     ----              ----
               ($ in thousands,
                   except share data)

          Net income (loss) ascribable to
             common stockholders              $     3,569       $      (756)
         plus: preferred stock dividends               26                26
                                              -----------       -----------

          Net income (loss)                   $     3,595       $      (730)
                                              ===========       ===========

         Determination of shares:
         Weighted average common
            shares outstanding -
            basic                              12,103,180        12,090,268
         Assumed conversion of
            dilutive stock options and
            cumulative convertible
            preferred stock                       344,970                 -
                                               ----------        ----------

          Weighted average common
             shares outstanding -
             diluted                           12,448,150        12,090,268
                                               ==========        ==========

          Net income (loss) per
             common share:
                Basic                         $      0.29       $     (0.06)

                Diluted                       $      0.29       $     (0.06)

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

              For the three month period ended March 31, 2002, 3,102,671 stock options and warrants were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company's common stock during the period. For the three month period ended March 31, 2001, all potentially dilutive common stock equivalents and convertible preferred stock were excluded from the computation of diluted net loss per common share because they were antidilutive.

       (c)    Foreign Exchange Financial Instruments

              Foreign exchange financial instrument contracts are utilized by the Company to manage certain foreign exchange rate risks. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

(2)    Cash, Cash Equivalents and Restricted Cash
       ------------------------------------------

       (a)    Cash

              At March 31, 2002, cash of $6,099,000 comprised the following:
              $629,000 on deposit in the United States, and $5,470,000 consisting of $115,000 denominated in U.S. dollars, the equivalent of $3,560,000 denominated in euros and the equivalent of $1,795,000 denominated in Hungarian forints on deposit with banks in Hungary.

       (b)    Cash Equivalents

              Cash equivalents amounted to approximately $8,389,000 at March 31, 2002 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell which mature within three months.

       (c)    Restricted Cash

              At March 31, 2002, approximately $93,000 of cash denominated in U.S. dollars was deposited in escrow accounts under terms of construction contracts. In addition, approximately $114,000 was restricted pursuant to certain arrangements with other parties.

 (3)   Related Parties
       ---------------

       Current amounts due to related parties totalling $700,000 at March 31, 2002 are comprised of the following: $307,000 due to a subsidiary of Citizens Communications Company, representing cumulative preferred stock dividends in arrears, and $393,000 representing

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       payments due to three former officers under separate termination, consulting and non-competition agreements. The Company paid approximately $302,000, in the aggregate, during each of the three months ended March 31, 2002 and 2001 to the three former officers under these agreements.

 (4)   Segment Disclosures
       -------------------

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

       Other Service and Product Revenues - PBX hardware sales and service revenues, as well as miscellaneous other telephony service revenues.

       The revenues generated by these products and services for the periods ended March 31 were as follows:

              ($ in thousands)                       2002          2001
                                                     ----          ----

           Telephone services                      $10,714       $10,395
           Network services                            814           618
           Other service and product
              Revenues                                 331           219
                                                   -------       -------
                                                   $11,859       $11,232
                                                   =======       =======

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       Major Customers

       For the periods ended March 31, 2002 and 2001, none of the Company's customers accounted for more than 10% of the Company's total revenues.

(5)    Derivative Instruments and Hedging Activities
       ---------------------------------------------

       The Company applies the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138") in its financial statements. Accordingly, the Company carries its foreign currency forward contracts at fair value in its consolidated balance sheet. The fair value is based on forward rates provided by the counterparty bank with which the Company has entered into the forward contract. The foreign currency forward contracts the Company has entered into do not qualify for hedge accounting, as defined under SFAS 133 and 138, and, accordingly, changes in the fair value of the forward contracts are reported in the consolidated statement of operations and comprehensive income, as a part of net foreign exchange gains (losses).

       The fair value of the Company's foreign currency forward contracts at March 31, 2002 and December 31, 2001 are approximately $123,000 and $6,000, respectively.

(6)    Goodwill, Intangible and Other Long-Lived Assets
       ------------------------------------------------

       On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their useful lives, which are no longer limited to 40 years.

       The Company recorded amortization expense related to goodwill of approximately $107,000 for the three month period ended March 31, 2001. The adoption of the provisions of SFAS 142 has eliminated the goodwill charge in the first quarter of 2002. Intangible assets, which consist of concession rights, have finite lives and continue to be amortized over the twenty-five year concession period using the straight-line method.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       On January 1, 2002, the Company adopted SFAS No. 144 ("SFAS 144"), "Accounting for Impairment or Disposal of Long-Lived Assets," which establishes a single accounting method for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The guidance in SFAS 144, with regard to the impairment of long-lived assets held for use, is substantially consistent with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," except that goodwill is not subject to impairment testing under SFAS 144, but rather is subject to impairment testing under SFAS 142. The adoption of this statement had no impact on the Company's results of operations or financial position.

(7)    Commitments and Contingencies - Legal Proceedings
       -------------------------------------------------

       During 1996 and 1997, Hungarotel entered into several construction contracts with a Hungarian contractor, which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. By January 1998, it became clear to Hungarotel that there were problems with the work undertaken by the contractor and Hungarotel rejected invoices in the amount of approximately HUF 700 million (approximately $2.5 million at March 31, 2002 exchange rates) for, among other reasons, the contractor's failure to meet the contractual capacity requirements and breaches of warranties regarding the quality of work. During 1998, the Company and the contractor engaged in settlement discussions in order to resolve these issues but were unable to reach a settlement. Following a series of transactions in March 1999 with the contractor's major creditor, Hungarotel acquired a HUF 3.1 billion (approximately $11.1 million at March 31, 2002 exchange rates) net claim against the contractor at the same time settling, through legal offset, the contractor's claims arising from accepted but unpaid invoices in the amount of HUF 900 million (approximately $3.2 million at March 31, 2002 exchange rates). These transactions were undertaken to strengthen Hungarotel's position in any potential procedures initiated by the contractor. The contractor is seeking payment under separate invoices in the amount of approximately $24 million for work which the Company is disputing because of quality and quantity issues. The Company still has claims against the contractor of approximately $31 million which is more than the contractor's claim.

       In July 2001, the contractor filed a lawsuit challenging certain transactions between the contractor's creditor and the Company. A hearing was held on this matter in April 2002 in the Metropolitan Court in Budapest, Hungary. At this hearing, the judge ordered the parties to file some documents supporting their claims with the Court. Following the filing of these documents, a new court hearing will be scheduled for later this year. The Company believes that this lawsuit is without merit and that it will prevail.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

                                   (unaudited)

       In December 1999, a debt collection company initiated debt collection proceedings against the Hungarian contractor for non-payment of various debts. In June 2000, the debt collection company claimed the benefit of certain invoices that the contractor had issued to Hungarotel in the amount of HUF 455 million (approximately $1.6 million at March 31, 2002 exchange rates), stating that the contractor had assigned those invoices to it "as security" in the debt collection proceedings. Hungarotel rejected the debt collection company's claim for, among other reasons, the absence of a right by the contractor to assign the invoices and that, in any event, Hungarotel has a substantive defense and counterclaim on the merits to the underlying claim on the invoices. After a court hearing in November 2001, the debt collection company reduced its claim against Hungarotel to HUF 250 million (approximately $0.9 million at March 31, 2002 exchange rates) (and proportionally reduced the amount of interest claimed) because it could not substantiate the HUF 455 million claim on the basis of the contractor's assignment agreement. At a further hearing in December 2001, the court terminated the proceedings, on the grounds that it had no jurisdiction to deal with the matter because the terms of the contract between Hungarotel and the contractor states that disputes surrounding the contract are to be resolved through arbitration proceedings. The debt collection company has appealed to the Hungarian Supreme Court against this decision and Hungarotel has counter-appealed, seeking to uphold the decision of the lower court. No hearing date for the appeal to the Supreme Court has been set. The Company believes that it will prevail.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Hungarian Telephone and Cable Corp. ("HTCC" or the "Registrant" and, together with its consolidated subsidiaries, the "Company") is engaged primarily in the provision of telecommunications services through its operating subsidiary, Hungarotel Tavkozlesi Rt. ("Hungarotel"). Until December 31, 2001, the Company had four other operating subsidiaries in Hungary, which merged into Hungarotel as of that date. The Company earns substantially all of its telecommunications revenue from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer's discretion).

         Since commencing the provision of telecommunications services in 1995, the Company's network construction and expansion program has added approximately 142,000 access lines through March 31, 2002 to the approximately 61,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("Matav"), the former State-controlled monopoly telephone company. During the late 1990's, the development and installation of the network in each of the Company's operating areas required significant capital expenditures.

         The Company achieved EBITDA/1/ of $7.5 million during the quarter ended March 31, 2002, up from EBITDA of $7.0 million for the quarter ended March 31, 2001. Now that the Company's networks are built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and maintain profitability will depend upon a number of factors, including the Company's ability to attract additional customers both within and outside its operating areas and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies, as well as market acceptance of telecommunications services both within and outside the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.


-----------------
/1/ EBITDA is defined as net revenue less operating and maintenance expenses. The Company has included information concerning EBITDA because it uses EBITDA and understands that it is used by certain investors as one measure of a company's ability to service or incur indebtedness. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and is not necessarily comparable to similarly titled measures used by other companies. EBITDA should not be construed as an alternative to operating income or to cash flows from operating activities (as determined in accordance with U.S. generally accepted accounting principles).

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Critical Accounting Policies
----------------------------

         The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The Company believes the following accounting policies are critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements:

         Revenue Recognition Policies - The Company recognizes revenues, net of interconnect charges, when services are rendered to the customer. The Company's pricing is subject to oversight by the Hungarian regulators. Such regulation also covers interconnection, competition and other public policy issues. Regulatory interpretation of the Hungarian Communications Act and related decrees, Hungary's planned accession into the EU and changes in the political environment within Hungary all could result in changes in the level of the Company's revenues. The Company monitors the decisions of the regulators and the Hungarian market closely, and will make adjustments to revenue and associated expenses if necessary. The Company defers incremental direct installation revenue associated with connecting new customers to the Company's networks, along with the associated incremental direct costs of installation. The Company amortizes these amounts over an estimated customer life of seven years. If a significant number of customers were to leave the service of the Company, the amortization of those deferred costs and revenues would accelerate.

         Allowance for Doubtful Accounts - The Company reviews the valuation of accounts receivable on a monthly basis. The allowance for doubtful accounts is estimated based on historical experience and expectations of future conditions that might impact the collectibility of accounts.

         Goodwill - In 2002, and annually thereafter, the Company will assess the fair value of goodwill. To the extent that information indicates that the carrying amount of the Company's net assets exceed the Company's estimated fair value, the Company will recognize an impairment charge. The Company's estimates of fair value will be subject to revision as market conditions change.

         Long-Lived Asset Recovery - Long-lived assets, consisting primarily of property, plant and equipment and concession rights, comprise a significant portion of the Company's total assets. Changes in technology or changes in the Company's intended use of these assets may cause the estimated period of use or the value of these assets to change. These assets are reviewed for impairment, in accordance with SFAS No. 144, "Accounting for Impairment of

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is deemed to have occurred if projected undiscounted cash flows related to the asset are less than its carrying value. If impairment is deemed to have occurred, the carrying values of the assets are written down, through a charge against earnings, to their fair value. Estimates and assumptions used in both setting depreciable lives and reviewing recoverability require both judgement and estimation by management.

         Contingent Liabilities - The Company establishes accruals for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assessments as to the likelihood of and estimated amount of loss. Accruals for contingent liabilities are based upon management's assumptions and estimates, after giving consideration to the advice of legal counsel and other information relevant to the assessment of the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated accruals for contingent liabilities would be required.

         Income Taxes - In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning in making these assessments. Actual income taxes could vary from these estimates due to future changes in the income tax laws or the results from reviews of the Company's tax returns by taxing authorities.

Comparison of Three Months Ended March 31, 2002 and Three Months Ended March 31,
--------------------------------------------------------------------------------
2001
----

         The Company's Hungarian subsidiaries functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2002 was 278.44, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2001 of 287.67. When comparing the three months ended March 31, 2002 to the three months ended March 31, 2001, it should be noted that all U.S. dollar reported amounts have been affected by this 3% appreciation in the Hungarian subsidiaries' functional currency.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

   Net Revenues - unaudited

                                                                   Quarter ended
                                                                      March 31,
      (dollars in millions)                                       2002         2001       % change
      Measured service revenues                                 $  7.2        $  7.4           (3)
      Subscription revenues                                        4.6           3.9           18
      Net interconnect charges                                    (1.6)         (1.6)           -
                                                                ------        ------
      Net measured service and subscription revenues              10.2           9.7            5
      Connection fees                                              0.6           0.5           20
      Other operating revenues, net                                1.1           1.0           10
                                                                ------        ------
      Telephone Service Revenues, Net                           $ 11.9        $ 11.2            6
                                                                ======        ======

         The Company recorded a 6% increase in net telephone service revenues to $11.9 million for the three months ended March 31, 2002 from $11.2 million for the three months ended March 31, 2001.

         Net measured service and subscription revenues increased 5% to $10.2 million for the three months ended March 31, 2002 from $9.7 million for the three months ended March 31, 2001. Measured service revenues decreased 3% to $7.2 million during the three months ended March 31, 2002 from $7.4 million during the three months ended March 31, 2001. Subscription revenues increased 18% to $4.6 million during the three months ended March 31, 2002 from $3.9 million during the three months ended March 31, 2001. Measured service revenues decreased in functional currency terms by approximately 6% as a result of (i) a decrease in average access lines in service from approximately 206,600 for the three months ended March 31, 2001 to approximately 203,200 during the three months ended March 31, 2002, (ii) lower minutes of use for some telecommunications services, and (iii) a slight decrease in call tariffs between the periods. During the period, call tariffs, which were due to be adjusted by the regulator, were not adjusted. The Company expects that regulated call tariffs will be adjusted effective July 1, 2002. Subscription revenues increased in functional currency terms by approximately 14% as a result of (i) an approximate 4% increase in monthly subscription fees and (ii) the revenues associated with the Company becoming a Universal Service Provider during the period. As a Universal Service Provider the Company will receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain governmental requirements.

         These revenues have been reduced by net interconnect charges which totalled $1.6 million during the three month periods ended March 31, 2002 and 2001. As a percentage of measured service and subscription revenues, net interconnect charges have remained consistent at approximately 14% for each of the three month periods ended March 31, 2002 and 2001.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

   Operating and Maintenance Expenses

         Operating and maintenance expenses increased 2% to $4.4 million for the three months ended March 31, 2002, as compared to $4.3 million for the three months ended March 31, 2001. In functional currency terms, operating and maintenance expenses increased approximately 1% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. In U.S. dollar terms, however, the increase in such costs in functional currency terms has been magnified by the 3% appreciation of the Hungarian forint, partially offset by a reduction in the Company's U.S. dollar denominated operating expenses, between the periods.

   Depreciation and Amortization

         Depreciation and amortization charges remained consistent at $2.3 million for each of the three month periods ended March 31, 2002 and 2001. Depreciation and amortization charges decreased in functional currency terms by approximately 3% due to the adoption of SFAS 142, which requires the amortization of goodwill to be ceased effective January 1, 2002, being offset by the 3% appreciation of the Hungarian forint between the periods. Included in depreciation and amortization charges for the three months ended March 31, 2001 is approximately $0.1 million of amortization relating to goodwill.

   Income from Operations

         Income from operations increased to $5.2 million for the three months ended March 31, 2002 from $4.6 million for the three months ended March 31, 2001. Contributing to such improvement were higher net telephone service revenues partially offset by slightly higher operating and maintenance expenses.

   Foreign Exchange Gains (Losses)

         Foreign exchange gains amounted to $0.7 million for the three months ended March 31, 2002, compared to foreign exchange losses of $2.1 for the three months ended March 31, 2001. The foreign exchange gains resulted primarily from the appreciation of the Hungarian forint against the Company's average EUR 78 million denominated debt outstanding during the period. At March 31, 2002, the Hungarian forint had appreciated in value by approximately 1% against the euro, and was consistent against the U.S. dollar as compared to January 1, 2002 levels. Included in foreign exchange gains for the three months ended March 31, 2002 is approximately $0.1 million of foreign exchange losses relating to the Company's foreign currency forward contracts. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

   Interest Expense

         Interest expense decreased 31% to $2.5 million for the three months ended March 31, 2002 from $3.7 million for the three months ended March 31, 2001. This $1.2 million decrease is attributable to lower interest rates paid on the Company's borrowings, as well as lower average debt levels outstanding between the periods. As a result of the lower interest rates on the Company's borrowings, the Company's weighted average interest rate on its debt obligations went from 9.06% for the three months ended March 31, 2001, to 6.82% for the three months ended March 31, 2002, a 25% decrease. See "Liquidity and Capital Resources" section below.

   Interest Income

         Interest income decreased to $0.3 million for the three months ended March 31, 2002, from $0.4 million for the three months ended March 31, 2001, primarily due to lower interest rates on Hungarian forint deposits between the periods.

   Net Income (Loss)

         As a result of the factors discussed above, the Company recorded net income ascribable to common stockholders of $3.6 million, or $0.29 per share on a basic and diluted basis, for the three months ended March 31, 2002 as compared to a net loss ascribable to common stockholders of $0.8 million, or $0.06 per share on a basic and diluted basis, during the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the areas in which the Company operates required significant capital expenditures ($198 million at historical exchange rates through March 31, 2002). Since the end of 1998, the Company's networks have had the capacity, with only normal additional capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within the areas in which it operates.

         Net cash provided by operating activities totalled $6.3 million during the three months ended March 31, 2002 compared to $4.2 million during the three months ended March 31, 2001. For the three months ended March 31, 2002 and 2001, the Company used $1.1 million and $3.2 million, respectively, in investing activities, which was primarily used to fund additions to the Company's telecommunications networks. Financing activities provided net cash of $0.1 million for the three months ended March 31, 2001. No cash was provided by financing activities for the three months ended March 31, 2002.

         On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement") with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at historical exchange rates). As of March 31, 2002, the Company has repaid approximately $13.4 million, at

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

historical exchange rates, of the original EUR 129 million drawn down. The Company believes that its current cash flow will allow it to meet its working capital needs, including its obligations under the Debt Agreement.

         The Company's major contractual cash obligations as disclosed in its December 31, 2001 Form 10-K filing have not materially changed as of March 31, 2002. The Company's ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under the Company's Debt Agreement, the Company must maintain certain levels of earnings before interest, foreign exchange gains/losses, taxes, depreciation and amortization and cash flow in order to allow it to comply with its debt covenant ratios as set out in the Debt Agreement. The ratios are calculated based on the Company's U.S. dollar consolidated financial statements. This fact exposes the Company to an additional risk of not meeting its debt covenant ratios, as measured in U.S. dollar terms, due to the effect of currency movements on translation of its euro and Hungarian forint denominated assets, liabilities, revenues and expenses into U.S. dollars. While management seeks to manage the business to be in compliance with its Debt Agreement and related covenants, management operates in a regulated environment which is subject to many factors outside of its control (i.e. change in governing party and the party's political, social and public policy agenda). The Company's liquidity may also be affected by exchange rate fluctuations due to 75% of its debt not being denominated in Hungarian forints. The Company attempts to reduce this exchange rate risk, however, through its use of forward hedging contracts.

INFLATION AND FOREIGN CURRENCY

         In May 2001, the National Bank of Hungary widened the trading band the Hungarian forint is allowed to trade within from +/- 2.25% of the mid-point of the band to +/- 15%. This widening caused the Hungarian forint to initially appreciate in value against the euro by approximately 4%. Subsequent to the band widening, and without any notice, in June 2001 the National Bank of Hungary lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. With the widening of the trading band, the potential volatility of the Hungarian forint has increased, as is evidenced by prior quarters exchange rate gains and losses. See the "Market Risk Exposure" section below.

         The Company's Hungarian operations generate revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominately in Hungarian forints but also in U.S. dollars and euros. In addition, certain of the Company's balance sheet accounts are denominated in currencies other than the Hungarian forint, the functional currency of the Company's Hungarian subsidiaries. Accordingly, when such accounts are translated into Hungarian forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income or loss. When the Company and its subsidiaries' forint-denominated accounts are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders' equity.

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

         While the Company has the ability to increase the prices it charges for its services commensurate with increases in the Hungarian Consumer Price Index ("CPI") pursuant to its licenses from the Hungarian government, and as regulated by the government, it may choose not to implement the full amount of the increase permitted due to competitive and other concerns. In addition, the rate of increase in the Hungarian CPI may not be sufficient to offset potential negative exchange rate movements and as a result, the Company may be unable to generate cash flows to the degree necessary to meet its obligation in currencies other than the Hungarian forint.

MARKET RISK EXPOSURE

         The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 89% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. In the past, the "crawling peg" policy of the Hungarian National Bank, combined with the +/- 2.25% trading band, allowed the Hungarian forint to be somewhat predictable versus the euro (e.g. the Hungarian forint/euro exchange rate went from 264.58 as of January 1, 2001 to 266.70 as of March 31, 2001). However, due to the lifting of all foreign exchange restrictions concerning the Hungarian forint and the volatility in euro/U.S. dollar exchange rates, Hungarian forint/euro and Hungarian forint/U.S. dollar exchange rate variability has increased. This increase in variability is evident by the fact that the Hungarian forint/U.S. dollar exchange rate went from 279.03 as of December 31, 2001 to 268.67 as of May 2, 2002, an approximate 4% appreciation in value of the Hungarian forint versus the U.S. dollar. At the same time, the Hungarian forint/euro exchange rate went from 246.33 as of December 31, 2001 to 243.15 as of May 2, 2002, an approximate 1% appreciation in value of the Hungarian forint versus the euro.

         The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $0.3 million annually based upon the Company's March 31, 2002 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.7 million annually based upon the Company's March 31, 2002 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.3 million annually based upon the Company's March 31, 2002 debt level.

         The Company is exposed to exchange rate risk insofar as the Company has debt obligations in other than the functional currency of its Hungarian subsidiaries. Given the

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Company's debt obligations, which include euro and U.S. dollar denominated debt, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company's euro denominated debt, in U.S. dollar terms, would increase or decrease by approximately $3.4 million, based upon the Company's March 31, 2002 debt level. If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company's exchange rate risk would increase or decrease by approximately $1.3 million.

         The Company utilizes foreign currency forward contracts to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company's long-term debt obligations. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The contracted amount of foreign currency forwards at March 31, 2002 is EUR 6,085,000 (approximately $5,307,000 at March 31, 2002 exchange rates). The fair value of the Company's foreign currency forward contracts at March 31, 2002 is approximately $123,000. The counterparties to the Company's foreign currency forward contracts are substantial and creditworthy multinational commercial banks which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. Under SFAS 142, the Company ceased to amortize goodwill effective January 1, 2002. As required by SFAS 142, the Company reassessed the expected useful lives of existing intangible assets, which resulted in no change. See further discussion of this effect in Footnote 6 in the Notes to the Consolidated Condensed Financial Statements.

         During 2002, the Company will perform the first step of the required SFAS No. 142 impairment tests, with respect to goodwill, as of January 1, 2002. This first step requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. If the current fair value is less than the carrying value, then the Company will perform the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current value of the goodwill, and to record any excess as impairment. The Company has completed step one during the period, and based upon its results, the Company does not believe there is any impairment to the carrying value of goodwill reported in its financial statements.

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 provides for the rescission of several

                          Part I. Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS 145 will be adopted beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Management is assessing the impact, if any, this Statement may have on its consolidated results of operations or financial position.

FORWARD-LOOKING STATEMENTS

         This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are not predictions, but rather are, statements of expectations, estimates and current plans as they currently exist, and are constantly under review by the Company. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks, uncertainties and assumptions and such statements are qualified by important factors that may cause actual results to differ materially from those expressed in the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The information required by this Item is contained under the heading "Market Risk Exposure" under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.  Legal Proceedings

         As reported in Item 3. "Legal Proceedings" in the Company's Report on Form 10-K for the year ended December 31, 2001, the Company is involved in legal proceedings with Fazis, a Hungarian contractor. As reported in the Company's Report on Form 10-K, a hearing was to be held on this matter in April 2002 in the Metropolitan Court in Budapest, Hungary. At this hearing, the judge ordered the parties to file some documents supporting their claims with the Court. Following the filing of these documents, a new court hearing will be scheduled for later this year.

Item 2.  Change in Securities and Use of Proceeds

         None.

Item 3.  Default Upon Senior Securities

         (a)  None.
         (b) On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Utilities Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of March 31, 2002, the total arrearage on the Preferred Shares was $307,000.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

                          Part II. Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit
         Number     Description
         -------    -----------

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

          15        Letter re unaudited interim financial information (none)

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

                                       Hungarian Telephone and Cable Corp.

May 10, 2002                           By:/s/Ole Bertram
                                          --------------
                                          Ole Bertram
                                          Chief Executive Officer and President

May 10, 2002                           By:/s/William McGann
                                          -----------------
                                          William McGann
                                          Chief Accounting Officer,
                                          Controller and Treasurer