Form 10-Q
period 2002-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2002-08-14
CIK 889949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002  Commission file number 1-11484
                               -------------




                       HUNGARIAN TELEPHONE AND CABLE CORP.
             (Exact name of registrant as specified in its charter)



       Delaware                                13-3652685
-----------------------------          ----------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)



              1201 Third Avenue, Suite 3400 Seattle, WA 98101-3034
                    (Address of principal executive offices)

                                 (206) 654-0204
              (Registrant's telephone number, including area code)

                       32 Center Street, Darien, CT 06820
                                (Former Address)




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

Common Stock, $.001 par value            12,103,180 Shares
(Class)                                  (Outstanding at August 13, 2002)

              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                                Table of Contents


Part I. Financial Information:                                     Page No.
                                                                   --------

   Condensed Consolidated Balance Sheets                              2
   Condensed Consolidated Statements of Operations
        and Comprehensive Income                                      3
   Condensed Consolidated Statements of Stockholders' Equity          4
   Condensed Consolidated Statements of Cash Flows                    5
   Notes to Condensed Consolidated Financial Statements               6
   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                       14
   Quantitative and Qualitative Disclosures about Market Risk        26

Part II. Other Information                                           27

Signatures                                                           29

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                          Item 1.  Financial Statements
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                       Assets                         June 30, 2002    December 31, 2001
                       ------                         -------------    -----------------
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                              $  9,950      $  9,262
   Restricted cash                                             113           210
   Accounts receivable, net                                  5,341         4,797
   Other current assets                                      3,264         1,677
                                                           -------       -------

     Total current assets                                   18,668        15,946

Property, plant and equipment, net                         110,616       100,971

Goodwill, less accumulated amortization                      7,053         6,050
Other intangibles, less accumulated amortization             4,034         3,672
Deferred costs                                               6,396         6,652
Other assets                                                 2,866         2,780
                                                           -------       -------
Total assets                                              $149,633      $136,071
                                                           =======       =======

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
   Current installments of long-term debt                 $ 16,382      $ 12,311
   Short-term loans                                              -         3,531
   Accounts payable                                            574         1,015
   Accruals                                                  4,300         2,974
   Other current liabilities                                 2,230         1,551
   Due to related parties                                      433           957
                                                           -------       -------

     Total current liabilities                              23,919        22,339

Long-term debt, excluding current installments             107,435       104,882
Deferred credits and other liabilities                       8,425         8,484
                                                           -------       -------

Total liabilities                                          139,779       135,705
                                                           -------       -------

Commitments and Contingencies

Stockholders' equity:
  Cumulative Convertible preferred stock, $.01 par value;
    $70.00 liquidation value.  Authorized 200,000 shares;
    issued and outstanding 30,000 shares in 2002 and 2001        -             -
  Common stock, $.001 par value.  Authorized
    25,000,000 shares; issued and outstanding
    12,103,180 shares in 2002 and 2001                          12            12
  Additional paid-in capital                               144,744       144,706
  Accumulated deficit                                     (150,046)     (159,151)
  Accumulated other comprehensive income                    15,144        14,799
                                                           -------       -------

     Total stockholders' equity                              9,854           366
                                                           -------       -------

Total liabilities and stockholders' equity                $149,633      $136,071
                                                           =======       =======

     See accompanying notes to condensed consolidated financial statements.

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
    Condensed Consolidated Statements of Operations and Comprehensive Income
        For the Three and Six Month Periods Ended June 30, 2002 and 2001
                 (In thousands, except share and per share data)

                                   (unaudited)

                                                Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
                                               -------------------     -----------------
                                                2002        2001        2002        2001
                                               -----       -----       -----       -----

Telephone service revenues, net                $12,402      $10,999     $24,261     $22,231
Operating expenses:
   Operating and maintenance expenses            4,759        4,042       9,125       8,318
   Depreciation and amortization                 2,459        2,278       4,787       4,605
                                                ------       ------      ------      ------

   Total operating expenses                      7,218        6,320      13,912      12,923
                                                ------       ------      ------      ------

Income from operations                           5,184        4,679      10,349       9,308

Other income (expenses):
   Foreign exchange gains, net                   2,662        7,476       3,331       5,340
   Interest expense                             (2,423)      (3,430)     (4,966)     (7,095)
   Interest income                                 142          364         413         778
   Other, net                                       (3)          (3)         30          25
                                                ------       ------      ------      ------

Net income                                     $ 5,562      $ 9,086     $ 9,157     $ 8,356

Cumulative convertible preferred stock             (26)         (27)        (52)        (53)
   dividends in arrears)
                                                ------       ------      ------      ------

Net income ascribable to common stockholders     5,536        9,059       9,105       8,303

Comprehensive income adjustments                   374         (545)        345         330
                                                ------       ------      ------      ------

Total comprehensive income                     $ 5,910      $ 8,514     $ 9,450     $ 8,633
                                                ======       ======      ======      ======


Earnings per common share:

Basic                                          $  0.46      $   0.75    $  0.75     $  0.69
                                                ======       =======     ======      ======
Diluted                                        $  0.44      $   0.72    $  0.73     $  0.66
                                                ======       =======     ======      ======

Weighted average number of common shares outstanding:

Basic                                       12,103,180    12,103,180 12,103,180  12,096,760
                                            ==========    ========== ==========  ==========

Diluted                                     12,590,695    12,567,788 12,522,230  12,600,935
                                            ==========    ========== ==========  ==========


     See accompanying notes to condensed consolidated financial statements.

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)

                                   (unaudited)



                                                                                                  Accumulated
                                                                                                     Other          Total
                                         Common   Preferred   Additional Paid-In   Accumulated   Comprehensive   Stockholders'
                            Shares       Stock      Stock          Capital           deficit        Income          Equity
-----------------------------------------------------------------------------------------------------------------------------

Balances at December 31,    12,103,180   $ 12         -           144,706          (159,151)        14,799          $366
2001

Modification of option terms     -         -          -             38                -                -             38

Cumulative convertible
  preferred stock dividends
  (in arrears)                   -         -          -              -               (52)              -            (52)

Net Income                       -         -          -              -              9,157              -            9,157

Foreign currency translation
  adjustment                     -         -          -              -                -               345            345
-----------------------------------------------------------------------------------------------------------------------------


Balances at June 30 2002    12,103,180   $ 12         -           144,744         (150,046)         15,144         $9,854
-----------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
             For the Six Month Periods Ended June 30, 2002 and 2001
                                 (In thousands)

                                   (unaudited)

                                                                            2002      2001
                                                                            ----      ----
Net cash provided by operating activities                                 $10,517   $ 5,089
                                                                           ------    ------

Cash flows from investing activities:
  Construction of telecommunication networks                               (1,526)   (2,263)
  Decrease (increase) in construction deposits                                 48    (2,683)
  Acquisition of minority interest in subsidiary                              (14)        -
  Proceeds from sale of assets                                                100        20
                                                                           ------    ------

     Net cash used in investing activities                                 (1,392)   (4,926)
                                                                           ------    ------

Cash flows from financing activities:
  Repayments of long-term debt                                             (5,875)   (3,291)
  Repayments of short-term debt                                            (3,595)        -
  Proceeds from exercise of stock options and pre-                              -       114
  emptive rights
                                                                           ------    ------

     Net cash (used in) provided by financing activities                   (9,470)   (3,177)
                                                                           ------    ------

Effect of foreign exchange rate changes on cash                             1,033         5
                                                                           ------    ------

Net increase (decrease) in cash and cash equivalents                          688    (3,009)

Cash and cash equivalents at beginning of period                            9,262    15,596
                                                                           ------    ------

Cash and cash equivalents at end of period                                $ 9,950    12,587
                                                                           ======    ======

     See accompanying notes to condensed consolidated financial statements.

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

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

       The accompanying condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

       The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiaries for the year ended December 31, 2001, including the notes thereto, set forth in the Company's annual report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC").

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

                                   (unaudited)

   (b)  Earnings Per Share

       Earnings per share ("EPS") is computed by dividing income ascribable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, or preferred securities were converted, and that the proceeds from such exercises or conversions were used to acquire shares of common stock at the average market price during the reporting period.

       The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and six month periods ended June 30, 2002 and 2001:

                                                            3 Months Ended              6 Months Ended
                                                            --------------              --------------
                                                          2002          2001           2002         2001
                                                          ----          ----           ----         ----
       ($ in thousands, except
       share data)
       Net income ascribable to
         common stockholders (A)                          $ 5,536       $ 9,059       $ 9,105       $ 8,303
       plus: preferred stock
       dividends                                               26            27            52            53
                                                           ------        ------        ------        ------

       Net income (B)                                     $ 5,562       $ 9,086       $ 9,157       $ 8,356
                                                           ======        ======        ======        ======

       Determination of shares:
       Weighted average common
         shares outstanding - basic
         (C)                                           12,103,180    12,103,180    12,103,180    12,096,760
       Assumed conversion of
         dilutive stock options and
         cumulative convertiable
         preferred stock                                  487,515       464,608       419,050       504,175

                                                         --------      --------      --------      --------
       Weighted average common
         shares outstanding -
         diluted (D)                                   12,590,695    12,567,788    12,522,230    12,600,935

       Net income per
         common share:
           Basic (A/C)                                      $0.46         $0.75         $0.75         $0.69

           Diluted (B/D)                                    $0.44         $0.72         $0.73         $0.66


                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

                                   (unaudited)

       For the three and six month periods ended June 30, 2002, 2,639,400 and 2,825,400 stock options and warrants, respectively, and for the three and six month periods ended June 30, 2001, 2,934,400 and 2,889,400 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company's common stock during the period.

   (c) Foreign Exchange Financial Instruments

       Foreign exchange financial instrument contracts are utilized by the Company to manage certain foreign exchange rate risks. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

   (d) Foreign Currency Translation

       Since commencement of revenue generating activities, the Company has used the Hungarian forint as the functional currency for its Hungarian subsidiaries. Accordingly, foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates for the period. The translation of the subsidiaries' forint denominated accounts into U.S. dollars, as of June 30, 2002, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 279.03 as of December 31, 2001 to 246.72 as of June 30, 2002, an approximate 13% appreciation in value.

(2)  Cash and Cash Equivalents
     -------------------------

   (a) Cash

       At  June  30, 2002, cash of $3,204,000 comprised the following:  $475,000 on deposit in the United States, and $2,729,000 consisting of $202,000 denominated in U.S. dollars, the equivalent of $92,000 denominated in euros and the equivalent of $2,435,000 denominated in Hungarian forints on deposit with banks in Hungary.

   (b) Cash Equivalents

       Cash equivalents amounted to approximately $6,746,000 at June 30, 2002 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell which mature within three months.

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

                                   (unaudited)

(3)  Related Parties
     ---------------

   Amounts due to related parties totalling $433,000 at June 30, 2002 is comprised of the following: $333,000 due to a subsidiary of Citizens Communications Company, representing cumulative preferred stock dividends in arrears, and $100,000 representing payments due to three former officers under separate termination, consulting and non-competition agreements. The Company paid approximately $604,000, in the aggregate, during each of the six month periods ended June 30, 2002 and 2001 to the former officers under these agreements.

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

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

                                   (unaudited)

   The revenues generated by these products and services for the periods ended June 30 were as follows:

                                                             3 Months Ended      6 Months Ended
                                                             --------------      --------------

                                                             2002      2001      2002      2001
                                                             ----      ----      ----      ----
          ($ in thousands)
          Telephone services                                 $11,166   $10,144   $21,880   $20,539
          Network services                                       860       622     1,674     1,240
          Other service and product
          revenues                                               376       233       707       452
                                                              ------    ------    ------    ------

                                                             $ 12,402  $10,999   $24,261   $22,231
                                                              =======   ======    ======    ======



   Major Customers

   For the periods ended June 30, 2002 and 2001, none of the Company's customers accounted for more than 10% of the Company's total revenues.

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

   The fair value of the Company's foreign currency forward contracts at December 31, 2001 was approximately $6,000. The Company did not have open foreign currency forward contracts at June 30, 2002.

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

                                   (unaudited)

(6)  Goodwill, Intangible and Other Long-Lived Assets
     ------------------------------------------------

   On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. Goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their useful lives, which are no longer limited to a maximum of 40 years.

   The Company recorded amortization expense related to goodwill of approximately $107,000 and $214,000 for the three and six month periods ended June 30, 2001, respectively. The adoption of the provisions of SFAS 142 has eliminated the goodwill charge in 2002. Intangible assets, which consist of concession rights, have finite lives and continue to be amortized over the twenty-five year concession period using the straight-line method.

   During the first quarter of 2002, the Company performed the first step of the required SFAS No. 142 impairment test, with respect to goodwill, as of January 1, 2002. This first step required the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. If the current fair value was less than the carrying value, then the Company would perform the second step of the impairment test. This second step would require the Company to measure the excess of the recorded goodwill over the current value of the goodwill, and to record any excess as an impairment. The Company completed step one during the first quarter of 2002, and based upon the results, the Company concluded that there is no impairment to the carrying value of goodwill reported in its financial statements.

   On January 1, 2002, the Company adopted SFAS No. 144 ("SFAS 144"), "Accounting for Impairment or Disposal of Long-Lived Assets," which establishes a single accounting method for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The guidance in SFAS 144, with regard to the impairment of long-lived assets held for use, is substantially consistent with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," except that goodwill is subject to impairment testing under SFAS 142. The adoption of this statement had no impact on the Company's results of operations or financial position.

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

                                   (unaudited)

(7)  Commitments and Contingencies - Legal Proceedings
     -------------------------------------------------

   During 1996 and 1997, Hungarotel entered into several construction contracts with a Hungarian contractor, which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. By January 1998, it became clear to Hungarotel that there were problems with the work undertaken by the contractor and Hungarotel rejected invoices in the amount of approximately HUF 700 million (approximately $2.8 million at June 30, 2002 exchange rates) for, among other reasons, the contractor's failure to meet the contractual capacity requirements and breaches of warranties regarding the quality of work. During 1998, the Company and the contractor engaged in settlement discussions in order to resolve these issues but were unable to reach a settlement. Following a series of transactions in March 1999 with the contractor's major creditor, Hungarotel acquired a HUF 3.1 billion (approximately $12.6 million at June 30, 2002 exchange rates) net claim against the contractor, at the same time settling, through legal offset, the contractor's claims arising from accepted but unpaid invoices in the amount of HUF 900 million (approximately $3.6 million at June 30, 2002 exchange rates). These transactions were undertaken to strengthen Hungarotel's position in any potential procedures initiated by the contractor. The contractor is seeking payment under separate invoices in the amount of approximately $24 million for work which the Company is disputing because of quality and quantity issues. The Company still has claims against the contractor of approximately $31 million which is more than the contractor's claim.

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

   In December 1999, a debt collection company initiated debt collection proceedings against the Hungarian contractor for non-payment of various debts. In June 2000, the debt collection company claimed the benefit of certain invoices that the contractor had issued to Hungarotel in the amount of HUF 455 million (approximately $1.8 million at June 30, 2002 exchange rates), stating that the contractor had assigned those invoices to it "as security" in the debt collection proceedings. Hungarotel rejected the debt collection company's claim for, among other reasons, the absence of a right

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

                                   (unaudited)

   by the contractor to assign the invoices and that, in any event, Hungarotel has a substantive defense and counterclaim on the merits to the underlying claim on the invoices. After a court hearing in November 2001, the debt collection company reduced its claim against Hungarotel to HUF 250 million (approximately $1.0 million at June 30, 2002 exchange rates) (and proportionally reduced the amount of interest claimed) because it could not substantiate the HUF 455 million claim on the basis of the contractor's assignment agreement. At a further hearing in December 2001, the court terminated the proceedings, on the grounds that it had no jurisdiction to deal with the matter because the terms of the contract between Hungarotel and the contractor stated that disputes surrounding the contract are to be resolved through arbitration proceedings. The debt collection company successfully appealed to the Hungarian Supreme Court against this decision and the matter has been remitted to the lower court, but no date for the next substantive hearing has yet been set. The Company believes that it will prevail.

   Papatel, one of the Company's pre-merger operating subsidiaries, was involved in a dispute with the Hungarian taxing authorities (the "APEH")
   pursuant  to  which  the  APEH  alleged that Papatel  owed  HUF  107  million
   (approximately $434,000 at June 30, 2002 exchange rates). This amount included late payment penalties and default interest on value added tax
   ("VAT"), which the APEH alleged should have been charged in 1999 to the Ministry by Papatel when Papatel relinquished its rights to use broadcasting frequencies previously granted by the Ministry. A court hearing was held in March 2002, at which, the matter was suspended for at least six months. The suspension was granted because the matter had concurrently been referred to the Principal Tax Administration Department of the Ministry of Finance. By its order made on June 25, 2002, the Principal Tax Administration Department quashed the APEH resolutions establishing the alleged VAT shortfall. As a result of this, it is expected that the APEH will issue a formal resolution bringing the dispute to an end and that the court proceedings will be terminated.

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

      Since commencing the provision of telecommunications services in 1995, the Company's network construction and expansion program has added approximately 141,000 access lines through June 30, 2002 to the approximately 61,000 access lines acquired directly from Magyar Tavkozlesi Rt. ("Matav"), the former State-controlled monopoly telephone company. During the late 1990's, the development and installation of the network in each of the Company's operating areas required significant capital expenditures.

      The Company achieved EBITDA1 of $7.6 million during the quarter ended June 30, 2002, up from EBITDA of $7.0 million for the quarter ended June 30, 2001. Now that the Company's networks are built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and maintain profitability will depend upon a number of factors, including the Company's ability to attract additional customers both within and outside its operating areas and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company's operating and marketing strategies, as well as market acceptance of telecommunications services both within and outside the Company's operating areas. In addition, the Company's profitability may be affected by changes in the Company's regulatory environment and other factors that are beyond the Company's control.

      The Company's results and financial position, reported in U.S. dollars, continues to be significantly affected by movements in the Hungarian forint/U.S. dollar exchange rate.
_____________________
  EBITDA is defined, by the Company, as net revenue less operating and maintenance expenses. The Company has included information concerning EBITDA because it uses EBITDA and understands that it is used by certain investors as one measure of a company's ability to service or incur indebtedness. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and is not necessarily comparable to similarly titled measures used by other companies. EBITDA should not be construed as an alternative to operating or net income, or to cash flows from operating activities (as determined in accordance with U.S. generally accepted accounting principles).

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The accounting policies the Company believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements are the same as those described in its Annual Report on Form 10-K for the year ended December 31, 2001.

     In addition to those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company believes the following accounting policy is critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

     Goodwill - In 2002, and annually thereafter, the Company will assess the fair value of goodwill. To the extent that information indicates that the carrying amount of the Company's net assets exceed the Company's estimated fair value, the Company will recognize an impairment charge. During the first quarter of 2002, the Company performed its impairment testing with respect to goodwill, as of January 1, 2002, and based upon the results, the Company concluded that there is no impairment to the carrying value of goodwill reported in its financial statements. The Company's estimates of fair value will be subject to revision as market conditions change.

Comparison of Three Months Ended June 30, 2002 and Three Months Ended June 30, 2001
-------------------------------------------------------------------------------

      The Company's Hungarian subsidiaries functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2002 was 264.50, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2001 of
294.57. When comparing the three months ended June 30, 2002 to the three months ended June 30, 2001, it should be noted that all U.S. dollar reported amounts have been affected by this 11% appreciation in the Hungarian subsidiaries' functional currency.

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

  Net Revenues

                                                      Quarter Ended
                                                        June 30
     (dollars in millions)                            2002   2001     % change
     Measured service revenues                         7.4    7.1          4
     Subscription revenues                             4.9    4.0         23
     Net interconnect charges                         (1.8)  (1.6)       (13)
                                                      ----   ----
     Net  measured service and subscription revenues  10.5    9.5         11
     Connection fees                                   0.6    0.5         20
     Other operating revenues, net                     1.3    1.0         30
                                                      ----   ----
     Telephone Service Revenues, Net                  12.4   11.0         13
                                                      ====   ====

      The Company recorded a 13% increase in net telephone service revenues to $12.4 million for the three months ended June 30, 2002 from $11.0 million for the three months ended June 30, 2001.

      Net measured service and subscription revenues increased 11% to $10.5 million for the three months ended June 30, 2002 from $9.5 million for the three months ended June 30, 2001. Measured service revenues increased 4% to $7.4 million during the three months ended June 30, 2002 from $7.1 million during the three months ended June 30, 2001. Subscription revenues increased 23% to $4.9 million during the three months ended June 30, 2002 from $4.0 million during the three months ended June 30, 2001. Measured service revenues decreased in functional currency terms by approximately 7% as a result of a decrease in average access lines in service from approximately 205,600 for the three months ended June 30, 2001 to approximately 202,300 during the three months ended June 30, 2002, and lower minutes of use for some telecommunications services. Due to economic conditions and pricing issues, both within and outside the Company's operating areas, the Company has not opted to raise call tariffs on most of its calling services effective July 1, 2002, although it was allowed to do so by the Hungarian regulatory authority. Subscription revenues increased in functional currency terms by approximately 12% as a result of (i) an approximate 4% increase in monthly subscription fees and (ii) the revenues associated with the Company becoming a Universal Service Provider during the period. As a Universal Service Provider the Company will receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain requirements defined in government regulations.

     These revenues have been reduced by net interconnect charges which totalled $1.8 million for the three months ended June 30, 2002 compared to $1.6 million for the three months ended June 30, 2001. As a percentage of measured

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

service and subscription revenues, net interconnect charges have remained consistent at approximately 14% for each of the three month periods ended June 30, 2002 and 2001.

 Operating and Maintenance Expenses

      Operating and maintenance expenses increased 18% to $4.8 million for the three months ended June 30, 2002, as compared to $4.0 million for the three months ended June 30, 2001. In functional currency terms, operating and maintenance expenses of Hungarotel increased approximately 2% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. In U.S. dollar terms, however, the increase in such costs in functional currency terms has been magnified by the 11% appreciation of the Hungarian forint. There has also been an increase in the Company's U.S. dollar denominated operating expenses, between the periods.

 Depreciation and Amortization

      Depreciation and amortization charges increased $0.2 million to $2.5 million for the three months ended June 30, 2002 from $2.3 million for the three months ended June 30, 2001. Depreciation and amortization charges of Hungarotel decreased in functional currency terms by approximately 3% due to the adoption of SFAS 142, which requires the amortization of goodwill to cease effective January 1, 2002. However, this decrease has been offset by the 11% appreciation of the Hungarian forint between the periods. Included in depreciation and amortization charges for the three months ended June 30, 2001 is approximately $0.1 million of amortization relating to goodwill.

 Income from Operations

     Income from operations increased to $5.2 million for the three months ended June 30, 2002 from $4.7 million for the three months ended June 30, 2001. Contributing to such improvement were higher net telephone service revenues offset by higher operating and maintenance expenses and slightly higher depreciation and amortization charges.

 Foreign Exchange Gains

      Foreign exchange gains amounted to $2.7 million for the three months ended June 30, 2002, compared to $7.5 million for the three months ended June 30, 2001. The foreign exchange gains for the three months ended June 30, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint against the U.S. dollar on the Company's 25 million U.S. dollar denominated debt outstanding during the period. At June 30, 2002, the Hungarian forint had appreciated in value by approximately 13% against the U.S. dollar, and was consistent against the euro, as compared to March 31, 2002 levels. The foreign exchange gains for the three months ended June 30, 2001 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company's U.S. dollar 25 million and euro 88 million denominated debt during that period.

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

At June 30, 2001, the Hungarian forint had appreciated in value by approximately 9% against the euro and approximately 5% against the U.S. dollar as compared to March 31, 2001 levels. Included in foreign exchange gains for the three months ended June 30, 2002 is approximately $0.2 million of foreign exchange losses relating to the Company's closed foreign currency forward contracts. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

 Interest Expense

      Interest expense decreased 29% to $2.4 million for the three months ended June 30, 2002 from $3.4 million for the three months ended June 30, 2001. This $1.0 million decrease is attributable to lower interest rates paid on the Company's borrowings, as well as lower average debt levels outstanding between the periods. The Company's weighted average interest rate on the Company's debt obligations went from 8.92% for the three months ended June 30, 2001, to 6.52% for the three months ended June 30, 2002, a 27% decrease. See "Liquidity and Capital Resources" section below.

 Interest Income

      Interest income decreased to $0.1 million for the three months ended June 30, 2002, from $0.4 million for the three months ended June 30, 2001, due to lower interest rates on Hungarian forint deposits, as well as lower average cash balances between the periods.

 Net Income

     As a result of the factors discussed above, the Company recorded net income ascribable to common stockholders of $5.5 million, or $0.46 per share, or $0.44 per share on a diluted basis, for the three months ended June 30, 2002 as compared to $9.1 million, or $0.75 per share, or $0.72 per share on a diluted basis, during the three months ended June 30, 2001.

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001
------------------------------------------------------------------------------


      As previously mentioned, the Company's Hungarian subsidiaries functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2002 was 271.47, as compared to an average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2001 of 291.12. When comparing the six months ended June 30, 2002 to the six months ended June 30, 2001, it should be noted that all U.S. dollar

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

reported amounts have been affected by this 7% appreciation in the Hungarian subsidiaries' functional currency.

Net Revenues

                                                        Year-to-
                                                         date
     (dollars in millions)                             2002   2001   % change
     Measured service revenues                         14.5   14.5       -
     Subscription revenues                              9.5    7.9      20
     Net interconnect charges                          (3.4)  (3.2)     (6)
                                                       ----   ----

     Net  measured service and subscription revenues   20.6   19.2       7
     Connection fees                                    1.2    1.1       9
     Other operating revenues                           2.5    1.9      32
                                                       ----   ----
     Telephone Service Revenues, Net                   24.3   22.2       9
                                                       ====   ====

      The Company recorded a 9% increase in net telephone service revenues of $24.3 million for the six months ended June 30, 2002 as compared to revenues of $22.2 million for the six months ended June 30, 2001.

      Net measured service and subscription revenues increased 7% to $20.6 million for the six months ended June 30, 2002 from $19.2 million for the six months ended June 30, 2001. Measured service revenues remained consistent at $14.5 million, while subscription revenues increased 20% to $9.5 million for the six months ended June 30, 2002. Measured service revenues decreased in functional currency terms by approximately 7% as a result of (i) a decrease in average access lines in service from approximately 206,100 for the six months ended June 30, 2001 to approximately 202,800 during the six months ended June 30, 2002, (ii) lower minutes of use for some telecommunications services, and
(iii) a slight decrease in call tariffs between the periods. Due to economic conditions and pricing issues, both within and outside the Company's operating areas, the Company has not opted to raise call tariffs on most of its calling services effective July 1, 2002, although it was allowed to do so by the Hungarian regulatory authority. Subscription revenues increased in functional currency terms by approximately 13% as a result of (i) an approximate 4% increase in monthly subscription fees and (ii) the revenues associated with the Company becoming a Universal Service Provider during the period. As a Universal Service Provider the Company will receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain requirements defined in government regulations.

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

     These revenues have been reduced by net interconnect charges which totalled $3.4 million for the six months ended June 30, 2002 compared to $3.2 million for the six months ended June 30, 2001. As a percentage of measured service and subscription revenues, net interconnect charges have remained consistent at approximately 14% for each of the six month periods ended June 30, 2002 and 2001.

Operating and Maintenance Expenses

      Operating and maintenance expenses increased 10% to $9.1 million for the six months ended June 30, 2002, as compared to $8.3 million for the six months ended June 30, 2001. In functional currency terms, operating and maintenance expenses of Hungarotel increased approximately 1% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. In U.S. dollar terms, however, the increase in such costs in functional currency terms has been magnified by the 7% appreciation of the Hungarian forint. There has also been an increase in the Company's U.S. dollar denominated operating expenses, between the periods.

 Depreciation and Amortization

      Depreciation and amortization charges increased $0.2 million to $4.8 million for the six months ended June 30, 2002 from $4.6 million for the six months ended June 30, 2001. Depreciation and amortization charges of Hungarotel decreased in functional currency terms by approximately 3% due to the adoption of SFAS 142, which requires the amortization of goodwill to cease effective January 1, 2002. However, this decrease has been offset by the 7% appreciation of the Hungarian forint between the periods. Included in depreciation and amortization charges for the six months ended June 30, 2001 is approximately $0.2 million of amortization relating to goodwill.

 Income from Operations

      Income from operations increased to $10.3 million for the six months ended June 30, 2002 compared to $9.3 million for the six months ended June 30, 2001. Contributing to such improvement were higher net telephone service revenues offset by higher operating and maintenance expenses and slightly higher depreciation and amortization charges.

 Foreign Exchange Gains

      Foreign exchange gains amounted to $3.3 million for the six months ended June 30, 2002, compared to $5.3 million for the six months ended June 30, 2001. The foreign exchange gains for the six months ended June 30, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint on the

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Company's average EUR 75.1 million and U.S. dollar 25 million denominated debt outstanding during the period. At June 30, 2002, the Hungarian forint had appreciated in value by approximately 1% against the euro, and by approximately 13% against the U.S. dollar as compared to December 31, 2001 levels. The foreign exchange gains for the six months ended June 30, 2001 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company's euro 88 million denominated debt during that period. At June 30, 2001, the Hungarian forint appreciated in value by approximately 8% against the euro as compared to December 31, 2000 levels. Included in foreign exchange gains for the six months ended June 30, 2002 is approximately $0.2 million of foreign exchange losses relating to the Company's closed foreign currency forward contracts. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the "Inflation and Foreign Currency" and "Market Risk Exposure" sections below.

 Interest Expense

      Interest expense decreased 30% to $5.0 million for the six months ended June 30, 2002 from $7.1 million for the six months ended June 30, 2001. This $2.1 million decrease is attributable to lower interest rates paid on the Company's borrowings, as well as lower average debt levels outstanding between the periods. The Company's weighted average interest rate on the Company's debt obligations went from 8.99% for the six months ended June 30, 2001, to 6.67% for the six months ended June 30, 2002, a 26% decrease. See "Liquidity and Capital Resources" section below.

 Net Income

     As a result of the factors discussed above, the Company recorded net income ascribable to common stockholders of $9.1 million, or $0.75 per share, or $0.73 per share on a diluted basis, for the six months ended June 30, 2002 as compared to $8.3 million, or $0.69 per share, or $0.66 per share on a diluted basis, for the six months ended June 30, 2001.

Liquidity and Capital Resources

      The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the areas in which the Company operates required significant capital expenditures ($198.5 million at historical exchange rates through June 30, 2002). Since the end of 1998, the Company's networks have had the capacity, with only normal additional capital

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within the areas in which it operates.

     Net cash provided by operating activities totalled $10.5 million during the six months ended June 30, 2002 compared to $5.1 million during the six months ended June 30, 2001. The significant increase in net cash provided by operating activities between the two periods is primarily due to (i) a decrease of approximately $3 million in the amount of interest paid on the Company's debt obligations in 2002, as compared to 2001, due to a change in the dates when interest was paid in 2001, (ii) lower average interest rates and (iii) improved working capital movements in 2002, as compared to 2001. For the six months ended June 30, 2002 and 2001, the Company used $1.4 million and $4.9 million, respectively, in investing activities, which was primarily used to fund additions to the Company's telecommunications networks. Financing activities used net cash of $9.5 million during the six months ended June 30, 2002 compared to $3.2 million for the six months ended June 30, 2001. The cash used by financing activities was for the scheduled repayments of the Company's short-term and long-term debt obligations.

      On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the "Debt Agreement") with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at historical exchange rates). As of June 30, 2002, the Company has repaid approximately $22.9 million, at historical exchange rates, of the original EUR 129 million drawn down. The Company believes that its current cash flow will allow it to meet its working capital needs, including its obligations under the Debt Agreement.

     The  Company's  major  contractual cash obligations  as  disclosed  in  its
December 31, 2001 Form 10-K filing have not materially changed as of June 30, 2002. The Company's ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under the Company's Debt Agreement, the Company must maintain certain levels of earnings before interest, foreign exchange gains/losses, taxes, depreciation and amortization and cash flow in order to comply with its debt covenant ratios as set out in the Debt Agreement. Until March 31, 2002, the ratios were calculated based on the Company's U.S. dollar consolidated financial statements. With effect from June 30, 2002, the ratios are calculated based on the Company's U.S. dollar consolidated financial statements translated into euros. This exposes the Company to the possible risk of not meeting its debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of its Hungarian forint denominated assets, liabilities, revenues and expenses

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

into euros. While management seeks to manage the business to be in compliance with its Debt Agreement and related covenants, management operates in a regulated environment which is subject to many factors outside of its control (i.e. the ruling government party's political, social and public policy agenda). The Company's liquidity may also be affected by exchange rate fluctuations due to approximately 72% of its debt not being denominated in Hungarian forints. The Company attempts to reduce this exchange rate risk, however, through the use of forward hedging contracts.

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

      The Company's Hungarian operations generate revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominately in Hungarian forints but also in U.S. dollars and euros. In addition, certain of the Company's balance sheet accounts are denominated in currencies other than the Hungarian forint, the functional currency of the
Company's Hungarian subsidiaries. Accordingly, when such accounts are translated into Hungarian forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income. When the subsidiaries' forint-denominated financial statements are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders' equity.

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

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Market Risk Exposure

    The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 87% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. Due to the lifting of all foreign exchange restrictions concerning the Hungarian forint in May 2001, and the volatility in euro/U.S. dollar exchange rates, Hungarian forint/euro and Hungarian forint/U.S. dollar exchange rate variability has increased. This increase in variability is evident by the fact that the Hungarian forint/U.S. dollar exchange rate went from 279.03 as of December 31, 2001 to 246.72 as of June 30, 2002, an approximate 13% appreciation in value of the Hungarian forint versus the U.S. dollar. At the same time, the Hungarian forint/euro exchange rate went from
246.33 as of December 31, 2001 to 244.67 as of June 30, 2002, an approximate 1% appreciation in value of the Hungarian forint versus the euro.

     The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company's interest expense would increase or decrease by approximately $0.4 million annually based upon the Company's June 30, 2002 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.7 million annually based upon the Company's June 30, 2002 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company's interest expense would increase or decrease by approximately $0.3 million annually based upon the Company's June 30, 2002 debt level.

      The Company is exposed to exchange rate risk insofar as the Company has debt obligations in currencies other than the functional currency of its Hungarian subsidiaries. Given the Company's debt obligations, which include euro and U.S. dollar denominated debt, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company's euro denominated debt, in U.S. dollar terms, would increase or decrease by approximately $3.5 million, based upon the Company's June 30, 2002 debt level. If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company's foreign exchange rate gain would increase or decrease by approximately $1.3 million based on Hungarotel's U.S. dollar denominated borrowings from HTCC as of June 30, 2002.

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


      The Company utilizes foreign currency forward contracts or purchases foreign currencies in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company's long-term debt obligations. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The Company did not have any open foreign currency forwards at June 30, 2002. The counterparties to the Company's foreign currency forward contracts are substantial and creditworthy multinational commercial banks which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

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

    During the first quarter of 2002, the Company performed the first step of the required SFAS 142 impairment test, with respect to goodwill, as of January 1, 2002. This first step required the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. If the current fair value was less than the carrying value, then the Company would perform the second step of the impairment test. This second step would require the Company to measure the excess of the recorded goodwill over the current value of the goodwill, and to record any excess as an impairment. The Company completed step one during the first quarter of 2002, and based upon the results, the Company concluded that there is no impairment to the carrying value of goodwill reported in its financial statements.

    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing

                         Part I.  Financial Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

pronouncements. SFAS 145 will be adopted beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Management is assessing the impact, if any, this Statement may have on its consolidated results of operations or financial position.

    On July 30, 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF Issue No. 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initial measurement be at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002, although earlier adoption is encouraged.

Strategic Market Expansion Efforts

     With the Hungarian telecommunications market continuing to become more competitive, the Company is increasing its efforts to explore ways to increase the Company's market presence within Hungary. However, there can be no assurance that the Company will achieve its growth objectives.

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

                           Part II.  Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.  Legal Proceedings

     As reported in Item 3. "Legal Proceedings" in the Company's Report on Form 10-K for the year ended December 31, 2001, the Company is involved in legal proceedings with Fazis, a Hungarian contractor. As reported in the Company's Report on Form 10-K, Reorg Rt. ("Reorg"), a company responsible for collecting Fazi's creditor's debts, had initiated a proceeding against the Company claiming the benefit of certain invoices that Fazi's issued to the Company. The Metropolitan Court of Budapest dismissed Reorg's claims based on jurisdictional grounds and ruled that the claim should be decided by arbitration proceedings. Reorg appealed the Metropolitan Courts decision to the Hungarian Supreme Court and won. The Hungarian Supreme Court remitted the matter back to the Metropolitan Court.

Item 2.  Changes in Securities and Use of Proceeds

     None

Item 3.  Default Upon Senior Securities

     (a)  None.
     (b) On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Communications Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of June 30, 2002, the total arrearage on the Preferred Shares was $333,000.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of the Registrant was held on May 22, 2002.
     (b)  Not Applicable.
     (c)  First  Matter  Voted on at the Annual Meeting of Stockholders  of  the
          Registrant:  Election of Directors

                              Votes Cast For     Votes Withheld
                              --------------     --------------
          Ole Bertram           11,467,285            32,201
          Daryl A. Ferguson     11,392,583           106,903
          Thomas Gelting        11,491,975             7,511
          Torben V. Holm        11,492,000             7,486
          John B. Ryan          11,392,638           106,848
          William E. Starkey    11,392,638           106,848
          Leonard Tow           11,358,818           140,668

                           Part II.  Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

          Second  Matter Voted on at the Annual Meeting of Stockholders  of  the
          Registrant: Approval of the proposal to amend the Registrant's Incentive Stock Option Plan to extend the termination date of the plan from April 30, 2003 to April 30, 2008 and rename the plan, the "2002 Incentive Stock Option Plan".

            For           Against      Abstain         Not Voted
            ---           -------      -------         ---------
            9,269,452     74,507       32,900          2,122,627

          Third  Matter  Voted on at the Annual Meeting of Stockholders  of  the
          Registrant: Ratification of the appointment of KPMG Hungaria Kft. as auditors of the Registrant for the fiscal year ending December 31, 2002.

            For              Against   Abstain
            ---              -------   -------
            11,496,351        1,310     1,825

     (d)  Not Applicable.

Item 5.  Other Information

    In July 2002, Hungarian Telephone and Cable Corp. moved its U.S. office from 32 Center Street, Darien, CT to 1201 Third Avenue, Suite 3400, Seattle, WA 98101-3034. Its new telephone number is (206)-654-0204. The Company's subsidiary offices in Hungary have not changed.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit Description

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

                           Part II.  Other Information
              HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES


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

          15 Letter re unaudited interim financial information (not required)

          18      Letter re change in accounting principles (none)

          19      Report furnished to security holders (none)

          22 Published report regarding matters submitted to vote of security holders (not required)

          24      Power of Attorney  (not required)

          99.1 Certificate of Chief Executive Officer and Principal Financial Officer

     (b)  Reports on Form 8-K

          None.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Hungarian Telephone and Cable Corp.

August 13, 2002          By:  /s/Ole Bertram
                              Ole Bertram
                              Chief Executive Officer and President

August 13, 2002          By:  /s/William McGann
                              William McGann
                              Principal Accounting Officer,
                              Principal Financial Officer, Controller
                              and Treasurer

                       Hungarian Telephone and Cable Corp.

                                Index to Exhibits

Exhibit No.    Description

99.1           Certificate of Chief Executive Officer and Principal Financial
               Officer

                                                                    EXHIBIT 99.1
                       HUNGARIAN TELEPHONE AND CABLE CORP.


     CERTIFICATE OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

     I, Ole Bertram, President and Chief Executive Officer of Hungarian Telephone and Cable Corp., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     To the best of my knowledge and belief, based upon a review of this quarterly report on Form 10-Q of Hungarian Telephone and Cable Corp. for the quarterly period ended June 30, 2002, and, except as corrected or supplemented in a subsequent report:

          this quarterly report of Hungarian Telephone and Cable Corp. on Form 10-Q for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of
          Section  13(a) or 15(d) of the Securities Exchange Act  of  1934;
          and

          the information contained in this quarterly report on Form 10-Q of Hungarian Telephone and Cable Corp. for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Hungarian Telephone and Cable Corp.

                              By:  /s/Ole Bertram
                                   ---------------
                                   Ole Bertram
                                   August 13, 2002

     I, William T. McGann, Controller and Treasurer of Hungarian Telephone and Cable Corp., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     To the best of my knowledge and belief, based upon a review of this quarterly report on Form 10-Q of Hungarian Telephone and Cable Corp. for the quarterly period ended June 30, 2002, and, except as corrected or supplemented in a subsequent report:

          this quarterly report of Hungarian Telephone and Cable Corp. on Form 10-Q for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of
          Section  13(a) or 15(d) of the Securities Exchange Act  of  1934;
          and

          the information contained in this quarterly report on Form 10-Q of Hungarian Telephone and Cable Corp. for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Hungarian Telephone and Cable Corp.

                              By:  /s/William T. McGann
                                   --------------------
                                   William T. McGann
                                   August 13, 2002