Form 10-Q
period 2002-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2002-11-12
CIK 889949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002	Commission file number 1-11484

HUNGARIAN TELEPHONE AND CABLE CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3652685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   X       No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest possible date:

Common Stock, $.001 par value	12,103,180 Shares
(Class)	(Outstanding at November 11, 2002)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Table of Contents

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(In thousands, except share data)

Assets	September 30, 2002	December 31, 2001
	(unaudited)

Current assets:
Cash and cash equivalents	$ 16,659	$ 9,262
Restricted cash	14	210
Accounts receivable, net	5,249	4,797
Other current assets	3,710	1,677

Total current assets	25,632	15,946

Property, plant and equipment, net	108,632	100,971

Goodwill, less accumulated amortization	7,052	6,050
Other intangibles, less accumulated amortization	3,964	3,672
Deferred costs	5,783	6,652
Other assets	2,713	2,780

Total assets	$ 153,776	$ 136,071

Liabilities and Stockholders’ Equity

Current liabilities:
Current installments of long-term debt	$ 16,278	$ 12,311
Short-term loans	--	3,531
Accounts payable	421	1,015
Accruals	5,366	2,974
Other current liabilities	2,339	1,551
Due to related parties	359	957

Total current liabilities	24,763	22,339

Long-term debt, excluding current installments	107,144	104,882
Deferred credits and other liabilities	7,786	8,484

Total liabilities	139,693	135,705

Commitments and Contingencies

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value;
$70.00 liquidation value. Authorized 200,000 shares;
issued and outstanding 30,000 shares in 2002 and 2001	--	--
Common stock, $.001 par value. Authorized
25,000,000 shares; issued and outstanding
12,103,180 shares in 2002 and 2001	12	12
Additional paid-in capital	144,769	144,706
Accumulated deficit	(145,867)	(159,151)
Accumulated other comprehensive income	15,169	14,799

Total stockholders’ equity	14,083	366

Total liabilities and stockholders’ equity	$ 153,776	$ 136,071

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Month Periods Ended September 30, 2002 and 2001
(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Telephone service revenues, net	$ 13,646	$ 11,452	$ 37,907	$ 33,683

Operating expenses:
Operating and maintenance expenses	4,862	4,224	13,987	12,542
Depreciation and amortization	2,556	2,359	7,343	6,964

Total operating expenses	7,418	6,583	21,330	19,506

Income from operations	6,228	4,869	16,577	14,177

Other income (expenses):
Foreign exchange gains (losses), net	327	(3,477)	3,658	1,863
Interest expense	(2,659)	(3,248)	(7,625)	(10,343)
Interest income	291	301	704	1,079
Other, net	19	(29)	49	(4)

Net income (loss)	$ 4,206	$ (1,584)	$ 13,363	$ 6,772

Cumulative convertible preferred stock
dividends (in arrears)	(27)	(27)	(79)	(80)

Net income (loss) ascribable to common stockholders	4,179	(1,611)	13,284	6,692

Comprehensive income adjustments	25	(148)	370	182

Total comprehensive income (loss)	$ 4,204	$ (1,759)	$ 13,654	$ 6,874

Earnings (loss) per common share:

Basic	$ 0.35	$ (0.13)	$ 1.10	$ 0.55

Diluted	$ 0.33	$ (0.13)	$ 1.06	$ 0.54

Weighted average number of common shares outstanding:

Basic	12,103,180	12,103,180	12,103,180	12,098,923

Diluted	12,666,561	12,103,180	12,572,794	12,552,759

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumu- lated deficit	Accumulated Other Compre- hensive Income	Total Stockholders' Equity
Balances at December 31, 2001	12,103,180	$ 12	--	144,706	(159,151)	14,799	$ 366

Modification of option terms	--	--	--	63	--	--	63

Cumulative convertible
preferred stock dividends
(in arrears)	--	--	--	--	(79)	--	(79)

Net income	--	--	--	--	13,363	--	13,363

Foreign currency translation adjustment	--	--	--	--	--	370	370

Balances at September 30, 2002	12,103,180	$ 12	--	144,769	(145,867)	15,169	$ 14,083

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2002 and 2001
(In thousands)

(unaudited)

	2002	2001

Net cash provided by operating activities	$ 18,025	10,702

Cash flows from investing activities:
Construction of telecommunication networks	(2,394)	(3,206)
Decrease (increase) in construction deposits	49	(2,653)
Acquisition of minority interest in subsidiary	(14)	--
Proceeds from sale of assets	130	27

Net cash used in investing activities	(2,229)	(5,832)

Cash flows from financing activities:
Repayments of long-term debt	(5,875)	(3,291)
Repayments of short-term debt	(3,595)	--
Proceeds from exercise of stock options and pre-emptive rights	--	114

Net cash used in financing activities	(9,470)	(3,177)

Effect of foreign exchange rate changes on cash	1,071	484

Net increase in cash and cash equivalents	7,397	2,177

Cash and cash equivalents at beginning of period	9,262	15,596

Cash and cash equivalents at end of period	$ 16,659	17,773

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying condensed consolidated financial statements of Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant” and, together with its consolidated subsidiaries, the “Company”) have been prepared without audit and, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair presentation. Results for interim periods are not necessarily indicative of the results for a full year.

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

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiaries for the year ended December 31, 2001, including the notes thereto, set forth in the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”).

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(unaudited)

(b)	Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is computed by dividing income or loss ascribable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, or preferred securities were converted, and that the proceeds from such exercises or conversions were used to acquire shares of common stock at the average market price during the reporting period.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and nine month periods ended September 30, 2002 and 2001:

	3 months ended		9 months ended

	2002	2001	2002	2001
($ in thousands, except share data)

Net income (loss) ascribable to
common stockholders (A)	$ 4,179	$ (1,611)	$ 13,284	$ 6,692
plus: preferred stock dividends	27	27	79	80

Net income (loss) (B)	$ 4,206	$ (1,584)	$ 13,363	$ 6,772

Determination of shares:
Weighted average common
shares outstanding -
basic (C)	12,103,180	12,103,180	12,103,180	12,098,923
Assumed conversion of
dilutive stock options and
cumulative convertible
preferred stock	563,381	--	469,614	453,836

Weighted average common
shares outstanding -
diluted (D)	12,666,561	12,103,180	12,572,794	12,552,759

Net income (loss) per
common share:
Basic (A/C)	$ 0.35	$ (0.13)	$ 1.10	$ 0.55

Diluted (B/D)	$ 0.33	$ (0.13)	$ 1.06	$ 0.54

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(unaudited)

For the three and nine month periods ended September 30, 2002, 2,604,400 and 2,664,400 stock options and warrants, respectively, and for the nine month period ended September 30, 2001, 2,734,400 stock options and warrants were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the period. For the three month period ended September 30, 2001, all potentially dilutive common stock equivalents and convertible preferred stock were excluded from the computation of diluted net loss per common share because they were antidilutive.

(c)	Foreign Exchange Financial Instruments

Foreign exchange financial instrument contracts are utilized by the Company to manage certain foreign exchange rate risks. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

(d)	Foreign Currency Translation

Since commencement of revenue generating activities, the Company has used the Hungarian forint as the functional currency for its Hungarian subsidiaries. Accordingly, foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates for the period. The translation of the subsidiaries’ forint denominated accounts into U.S. dollars, as of September 30, 2002, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 279.03 as of December 31, 2001 to 247.36 as of September 30, 2002, an approximate 13% appreciation in value.

(2)	Cash and Cash Equivalents

At September 30, 2002, cash of $6,128,000 comprised the following: $369,000 on deposit in the United States, and $5,759,000 consisting of $143,000 denominated in U.S. dollars, the equivalent of $5,025,000 denominated in euros and the equivalent of $591,000 denominated in Hungarian Forints on deposit with banks in Hungary.

Cash equivalents amounted to approximately $10,531,000 at September 30, 2002 and consisted of Hungarian government securities, denominated in Hungarian Forints, purchased under agreements to resell which mature within three months.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(unaudited)

(3)	Related Parties

Amounts due to related parties at September 30, 2002 is comprised of $359,000 due to a subsidiary of Citizens Communications Company, representing cumulative preferred stock dividends in arrears. The Company paid approximately $705,000 and $906,000 in the aggregate, during the nine month periods ended September 30, 2002 and 2001, respectively, to three former officers under separate termination, consulting and non-competition agreements. The monthly payments due to these three former officers ended in July 2002.

(4)	Segment Disclosures

The Company operates in a single industry segment, telecommunications services. The Company has constructed a modern telecommunications infrastructure in order to provide a full range of the Company’s products and services in its five concession areas in Hungary. While the Company’s chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated based on the delivery of multiple services to customers over an integrated network. Substantially all of the Company’s assets are located in Hungary and all of its operating revenues are generated in Hungary.

Products and Services

The Company groups its products and services into the following categories:

Telephone Services – local dial tone and switched products and services that provide incoming and outgoing calls over the public switched network. This category includes reciprocal compensation revenues and expenses (i.e. interconnect).

Network Services – point-to-point dedicated services that provide a private transmission channel for the Company’s customers’ exclusive use between two or more locations, both in local and long distance applications.

Other Service and Product Revenues – PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(unaudited)

The revenues generated by these products and services for the periods ended September 30 were as follows:

	3 months ended		9 months ended

	2002	2001	2002	2001
($ in thousands)

Telephone services	$ 12,331	$ 10,456	$ 34,211	$ 30,995
Network services	926	720	2,600	1,960
Other service and product
revenues	389	276	1,096	728

	$ 13,646	$ 11,452	$ 37,907	$ 33,683

Major Customers

For the periods ended September 30, 2002 and 2001, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

(5)	Derivative Instruments and Hedging Activities

The Company applies the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, as subsequently amended by Statement of Financial Accounting Standards No. 138 (“SFAS 138”) in its financial statements. Accordingly, the Company carries its foreign currency forward contracts at fair value in its consolidated balance sheet. The fair value is based on forward rates provided by the counterparty bank with which the Company has entered into the forward contract. The foreign currency forward contracts the Company has entered into do not qualify for hedge accounting, as defined under SFAS 133 and 138, and, accordingly, changes in the fair value of the forward contracts are reported in the consolidated statement of operations and comprehensive income, as a part of net foreign exchange gains (losses).

The fair value of the Company’s foreign currency forward contracts at December 31, 2001 was approximately $6,000. The Company did not have open foreign currency forward contracts at September 30, 2002.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(unaudited)

(6)	Goodwill, Intangible and Other Long-Lived Assets

On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their estimated useful lives, which are no longer limited to a maximum of 40 years.

The Company recorded amortization expense related to goodwill of approximately $110,000 and $324,000 for the three and nine month periods ended September 30, 2001, respectively. The adoption of the provisions of SFAS 142 has eliminated the goodwill charge in 2002. Intangible assets, which consist of concession rights, have finite lives and continue to be amortized over the twenty-five year concession period using the straight-line method.

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

On January 1, 2002, the Company adopted SFAS No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting method for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The guidance in SFAS 144, with regard to the impairment of long-lived assets held for use, is substantially consistent with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” except that goodwill is subject to impairment testing under SFAS 142. The adoption of this statement had no impact on the Company’s results of operations or financial position.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(unaudited)

(7)	Commitments and Contingencies – Legal Proceedings

Hungarotel is a defendant in a lawsuit brought in Hungary that alleges breach of contract. The plaintiff was seeking payment of approximately HUF 222 million (approximately $897,000 at September 30, 2002 exchange rates) plus interest. By a judgement in October 2000, a Hungarian court made an award in favor of the plaintiff in the amount of HUF 77.7 million (approximately $311,000 at September 30, 2002 exchange rates) plus interest and costs. As of September 30, 2002, interest and costs stood at approximately HUF 163 million (approximately $659,000 at September 30, 2002 exchange rates). The Company continues to believe that it has satisfactory defenses against the claims and has filed an appeal with the Hungarian Supreme Court against this judgement, which will be heard in early December 2002. The Company has accrued in its financial statements an amount which it believes will be sufficient to satisfy the ultimate cost of resolving this litigation.

During 1996 and 1997, Hungarotel entered into several construction contracts with a Hungarian contractor, which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. By January 1998, it became clear to Hungarotel that there were problems with the work undertaken by the contractor and Hungarotel rejected invoices in the amount of approximately HUF 700 million (approximately $2.8 million at September 30, 2002 exchange rates) for, among other reasons, the contractor’s failure to meet the contractual capacity requirements and breaches of warranties regarding the quality of work. During 1998, the Company and the contractor engaged in settlement discussions in an attempt to resolve these issues but were unable to reach a settlement. Following a series of transactions in March 1999 with the contractor’s major creditor, Hungarotel acquired a HUF 3.1 billion (approximately $12.5 million at September 30, 2002 exchange rates) net claim against the contractor, at the same time settling, through legal offset, the contractor’s claims arising from accepted but unpaid invoices in the amount of HUF 900 million (approximately $3.6 million at September 30, 2002 exchange rates). These transactions were undertaken to strengthen Hungarotel’s position in any potential procedures initiated by the contractor. The contractor is seeking payment under separate invoices in the amount of approximately $24 million for work which the Company is disputing because of quality and quantity issues. The Company still has claims against the contractor of approximately $31 million, which exceeds the contractor’s claim.

In July 2001, the contractor filed an additional lawsuit challenging certain transactions regarding litigated matters between the contractor’s creditor and the Company. A hearing was held on this matter in April 2002 in the Metropolitan Court in Budapest, Hungary. At this hearing, the judge ordered the parties to file documents supporting their claims with

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(unaudited)

the Court. These documents have been filed and a new court hearing has been scheduled for the middle of March 2003. The Company believes that this additional lawsuit is without merit and that the Company will prevail.

In December 1999, a debt collection company initiated debt collection proceedings against the Hungarian contractor for non-payment of various debts. In June 2000, the debt collection company claimed the benefit of certain invoices that the contractor had issued to Hungarotel in the amount of HUF 455 million (approximately $1.8 million at September 30, 2002 exchange rates), stating that the contractor had assigned those invoices to it “as security” in the debt collection proceedings. Hungarotel rejected the debt collection company’s claim due, among other reasons, to the absence of a right by the contractor to assign the invoices and that, in any event, Hungarotel has a substantive defense and counterclaim on the merits to the underlying claim on the invoices. After a court hearing in November 2001, the debt collection company reduced its claim against Hungarotel to HUF 250 million (approximately $1.0 million at September 30, 2002 exchange rates) (and proportionally reduced the amount of interest claimed) because it could not substantiate the HUF 455 million claim on the basis of the contractor’s assignment agreement. At a further hearing in December 2001, the court terminated the proceedings, on the grounds that it had no jurisdiction to deal with the matter because the terms of the contract between Hungarotel and the contractor stated that disputes surrounding the contract are to be resolved through arbitration proceedings. The debt collection company successfully appealed to the Hungarian Supreme Court against this decision and the matter has been remitted to the lower court, with the next substantive hearing to take place in late February 2003. The Company believes that it will prevail.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

     Item 2. Management’s Discussion and Analysis of Financial Condition
     and Results of Operations

Introduction

             Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant” and, together with its consolidated subsidiaries, the “Company”) is engaged primarily in the provision of telecommunications services through its operating subsidiary, Hungarotel Tavkozlesi Rt. (“Hungarotel”). Until December 31, 2001, the Company had four other operating subsidiaries in Hungary, which merged into Hungarotel as of that date. The Company earns substantially all of its telecommunications revenue from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer’s discretion).

             Since commencing the provision of telecommunications services in 1995, the Company’s network construction and expansion program has added approximately 139,000 access lines through September 30, 2002 to the approximately 61,000 access lines acquired directly from Magyar Tavkozlesi Rt. (“Matav”), the former State-controlled monopoly telephone company. During the late 1990‘s, the development and installation of the network in each of the Company’s operating areas required significant capital expenditures.

             The Company achieved EBITDA1 of $8.8 million during the quarter ended September 30, 2002, up from EBITDA of $7.2 million for the quarter ended September 30, 2001. Now that the Company’s networks are built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and maintain profitability will depend upon a number of factors, including the Company’s ability to attract additional customers both within and outside its operating areas and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company’s operating and marketing strategies, as well as market acceptance of telecommunications services both within and outside the Company’s operating areas. In addition, the Company’s profitability may be affected by changes in the Company’s regulatory environment, macroeconomic factors and other factors that are beyond the Company’s control.

             The Company's results and financial position, reported in U.S. dollars, continues to be significantly affected by movements in the Hungarian forint/U.S. dollar exchange rate.

___________________________

1 EBITDA is defined, by the Company, as net revenue less operating and maintenance expenses. The Company has included information concerning EBITDA because it uses EBITDA and understands that it is used by certain investors as one measure of a company’s ability to service or incur indebtedness. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and is not necessarily comparable to similarly titled measures used by other companies. EBITDA should not be construed as an alternative to operating or net income, or to cash flows from operating activities (as determined in accordance with U.S. generally accepted accounting principles).

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Critical Accounting Policies

             The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The accounting policies the Company believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements are the same as those described in its Annual Report on Form 10-K for the year ended December 31, 2001. In addition to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the Company believes the following accounting policy is critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

             Goodwill – In 2002, and annually thereafter, the Company will assess the fair value of goodwill. To the extent that information indicates that the carrying amount of the Company’s net assets exceed the Company’s estimated fair value, the Company will recognize an impairment charge. During the first quarter of 2002, the Company performed its impairment testing with respect to goodwill, as of January 1, 2002, and based upon the results, the Company concluded that there is no impairment to the carrying value of goodwill reported in its financial statements. The Company’s estimates of fair value will be subject to revision as market conditions change.

Comparison of Three Months Ended September 30, 2002 and Three Months Ended September 30, 2001

             The Company’s Hungarian subsidiaries’ functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2002 was 249.38, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2001 of 283.16. When comparing the three months ended September 30, 2002 to the three months ended September 30, 2001, it should be noted that all U.S. dollar reported amounts have been affected by this 14% appreciation in the Hungarian subsidiaries’ functional currency.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

   Net Revenues

	Quarter ended September 30,
(dollars in millions)	2002	2001	% change
Measured service revenues	7.9	7.3	8
Subscription revenues	5.6	4.1	37
Interconnect charges:
Incoming	0.7	0.7	--
Outgoing	(2.4)	(2.3)	(4)

Net	(1.7)	(1.6)	(6)

Net measured service and subscription revenues	11.8	9.8	20
Connection fees	0.6	0.6	--
Other operating revenues, net	1.2	1.1	9

Telephone Service Revenues, Net	13.6	11.5	18

             The Company recorded an 18% increase in net telephone service revenues to $13.6 million for the three months ended September 30, 2002 from $11.5 million for the three months ended September 30, 2001.

             Net measured service and subscription revenues increased 20% to $11.8 million for the three months ended September 30, 2002, from $9.8 million for the three months ended September 30, 2001. Measured service revenues increased 8% to $7.9 million during the three months ended September 30, 2002 from $7.3 million during the three months ended September 30, 2001. Subscription revenues increased 37% to $5.6 million during the three months ended September 30, 2002 from $4.1 million during the three months ended September 30, 2001. Measured service revenues decreased in functional currency terms by approximately 6% as a result of a decrease in average access lines in service from approximately 204,000 for the three months ended September 30, 2001 to approximately 200,700 during the three months ended September 30, 2002, and lower minutes of use for some telecommunications services. Due to economic conditions and pricing issues, both within and outside the Company’s operating areas, the Company did not opt to raise call tariffs on most of its calling services from July 1, 2002, although it was allowed to do so by the Hungarian regulatory authority. Subscription revenues increased in functional currency terms by approximately 20% as a result of (i) an approximate 9% increase in monthly subscription and tariff multiplier fees and (ii) the revenues associated with the Company becoming a Universal Service Provider during the period. As a Universal Service Provider the Company will receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain requirements defined in government regulations. During the three month period ended September 30, 2002, the Company has accrued $0.6 million in Universal Service Provider fees. The Company was not a Universal Service Provider during the three month period ended September 30, 2001.

             These revenues have been reduced by net interconnect charges which totalled $1.7 million during the three months ended September 30, 2002, compared to $1.6 million during the

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

three months ended September 30, 2001. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 14% for the three months ended September 30, 2001 to 13% for the three months ended September 30, 2002.

             Other operating revenues, which include revenues generated from the provision of direct lines, operator services and other miscellaneous telephony service revenues, totalled $1.2 million for the three months ended September 30, 2002, as compared to $1.1 million for the three months ended September 30, 2001.

   Operating and Maintenance Expenses

             Operating and maintenance expenses increased 15% to $4.9 million for the three months ended September 30, 2002, as compared to $4.2 million for the three months ended September 30, 2001. In functional currency terms, operating and maintenance expenses of Hungarotel increased approximately 3% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. In U.S. dollar terms, however, the increase in such costs in functional currency terms has been magnified by the 14% appreciation of the Hungarian forint. There has also been a decrease in the Company’s U.S. dollar denominated operating expenses, between the periods.

   Depreciation and Amortization

             Depreciation and amortization charges increased $0.2 million to $2.6 million for the three months ended September 30, 2002 from $2.4 million for the three months ended September 30, 2001. Depreciation and amortization charges decreased in functional currency terms by approximately 5% due to the adoption of SFAS 142, which requires the amortization of goodwill to cease effective January 1, 2002. However, this decrease has been offset by the 14% appreciation of the Hungarian forint between the periods. Included in depreciation and amortization charges for the three months ended September 30, 2001 is approximately $0.1 million of amortization relating to goodwill.

   Income from Operations

             Income from operations increased to $6.2 million for the three months ended September 30, 2002 from $4.9 million for the three months ended September 30, 2001. Contributing to such improvement were higher net telephone service revenues offset by higher operating and maintenance expenses and slightly higher depreciation and amortization charges.

   Foreign Exchange Gains (Losses)

             Foreign exchange gains amounted to $0.3 million for the three months ended September 30, 2002, compared to foreign exchange losses of $3.5 million for the three months ended September 30, 2001. The foreign exchange gains for the three months ended September 30, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint against the euro on the Company’s 69.8 million euro denominated debt outstanding during the period. At September 30, 2002, the Hungarian forint had appreciated in value by approximately 0.5% against the euro,

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

and was consistent against the U.S. dollar, as compared to June 30, 2002 levels. The foreign exchange losses for the three months ended September 30, 2001 resulted primarily from the weakening of the Hungarian forint against the Company’s EUR 85.6 million denominated debt outstanding, being partially offset by the strengthening of the Hungarian forint against the Company’s U.S. dollar 25 million denominated debt during that period. At September 30, 2001, the Hungarian forint had weakened in value by approximately 6% against the euro and strengthened approximately 2% against the U.S. dollar as compared to June 30, 2001 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

   Interest Expense

             Interest expense decreased 18% to $2.7 million for the three months ended September 30, 2002 from $3.2 million for the three months ended September 30, 2001. This $0.5 million decrease is attributable to lower interest rates paid on the Company’s borrowings, as well as lower average debt levels outstanding between the periods. The Company’s weighted average interest rate on the Company’s debt obligations went from 8.06% for the three months ended September 30, 2001, to 6.89% for the three months ended September 30, 2002, a 15% decrease. See “Liquidity and Capital Resources” section below.

   Net Income (Loss)

             As a result of the factors discussed above, the Company recorded net income ascribable to common stockholders of $4.2 million, or $0.35 per share, or $0.33 per share on a diluted basis, for the three months ended September 30, 2002 as compared to a net loss ascribable to common stockholders of $1.6 million, or $0.13 per share on a basic and diluted basis, during the three months ended September 30, 2001.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

             As previously mentioned, the Company’s Hungarian subsidiaries’ functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 2002 was 264.11, as compared to an average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 2001 of 288.47. When comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001, it should be noted that all U.S. dollar reported amounts have been affected by this 9% appreciation in the Hungarian subsidiaries’ functional currency.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

   Net Revenues

	Year-to-date
(dollars in millions)	2002	2001	% change
Measured service revenues	22.4	21.8	3
Subscription revenues	15.1	11.9	27
Interconnect charges:
Incoming	1.9	2.1	(10)
Outgoing	(7.1)	(6.9)	(3)

Net	(5.2)	(4.8)	(8)

Net measured service and subscription revenues	32.3	28.9	12
Connection fees	1.8	1.6	13
Other operating revenues	3.8	3.2	19

Telephone Service Revenues, Net	37.9	33.7	12

             The Company recorded a 12% increase in net telephone service revenues of $37.9 million for the nine months ended September 30, 2002, as compared to revenues of $33.7 million for the nine months ended September 30, 2001.

             Net measured service and subscription revenues increased 12% to $32.3 million for the nine months ended September 30, 2002 from $28.9 million for the nine months ended September 30, 2001. Measured service revenues increased 3% to $22.4 million, while subscription revenues increased 27% to $15.1 million for the nine months ended September 30, 2002. Measured service revenues decreased in functional currency terms by approximately 6% as a result of (i) a decrease in average access lines in service from approximately 205,400 for the nine months ended September 30, 2001 to approximately 202,100 during the nine months ended September 30, 2002, (ii) lower minutes of use for some telecommunications services, and (iii) a slight decrease in call tariffs between the periods. Due to economic conditions and pricing issues, both within and outside the Company’s operating areas, the Company did not opt to raise call tariffs on most of its calling services from July 1, 2002, although it was allowed to do so by the Hungarian regulatory authority. Subscription revenues increased in functional currency terms by approximately 15% as a result of (i) an approximate 5% increase in monthly subscription and tariff multiplier fees and (ii) the revenues associated with the Company becoming a Universal Service Provider during the period. As a Universal Service Provider the Company will receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain requirements defined in government regulations. During the nine month period ended September 30, 2002, the Company has accrued $1.4 million in Universal Service Provider fees. The Company was not a Universal Service Provider during the nine month period ended September 30, 2001.

             These revenues have been reduced by net interconnect charges which totalled $5.2 million for the nine months ended September 30, 2002, as compared to $4.8 million for the nine months ended September 30, 2001. As a percentage of measured service and subscription revenues, net interconnect charges have remained consistent at approximately 14% for each of the nine month periods ended September 30, 2002 and 2001.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

             Other operating revenues, which include revenues generated from the provision of direct lines, operator services and other miscellaneous telephony service revenues, totalled $3.8 million for the nine months ended September 30, 2002, as compared to $3.2 million for the nine months ended September 30, 2001.

   Operating and Maintenance Expenses

             Operating and maintenance expenses increased 12% to $14.0 million for the nine months ended September 30, 2002, as compared to $12.5 million for the nine months ended September 30, 2001. In functional currency terms, operating and maintenance expenses of Hungarotel increased approximately 2% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. In U.S. dollar terms, however, the increase in such costs in functional currency terms has been magnified by the 9% appreciation of the Hungarian forint. There has also been an increase in the Company’s U.S. dollar denominated operating expenses, between the periods.

   Depreciation and Amortization

             Depreciation and amortization charges increased $0.3 million, or 5%, to $7.3 million for the nine months ended September 30, 2002 from $7.0 million for the nine months ended September 30, 2001. Depreciation and amortization charges decreased in functional currency terms by approximately 4% due to the adoption of SFAS 142, which requires the amortization of goodwill to cease effective January 1, 2002. However, this decrease has been offset by the 9% appreciation of the Hungarian forint between the periods. Included in depreciation and amortization charges for the nine months ended September 30, 2001 is approximately $0.3 million of amortization relating to goodwill.

   Income from Operations

             Income from operations increased to $16.6 million for the nine months ended September 30, 2002, compared to $14.2 million for the nine months ended September 30, 2001. Contributing to such improvement were higher net telephone service revenues, offset by higher operating and maintenance expenses and slightly higher depreciation and amortization charges.

   Foreign Exchange Gains

             Foreign exchange gains amounted to $3.7 million for the nine months ended September 30, 2002, compared to $1.9 million for the nine months ended September 30, 2001. The foreign exchange gains for the nine months ended September 30, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 72.6 million and U.S. dollar 25 million denominated debt outstanding during the period. At September 30, 2002, the Hungarian forint had appreciated in value by approximately 1% against the euro, and by approximately 13% against the U.S. dollar as compared to December 31, 2001 levels. The foreign exchange gains for the nine months ended September 30, 2001 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 87.3

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

million denominated debt during that period. At September 30, 2001, the Hungarian forint had appreciated in value by approximately 3% against the euro and by approximately 1% against the U.S. dollar as compared to December 31, 2000 levels. Included in foreign exchange gains for the nine months ended September 30, 2002 is approximately $0.2 million of foreign exchange losses relating to the Company’s closed foreign currency forward contracts. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

   Interest Expense

             Interest expense decreased 26% to $7.6 million for the nine months ended September 30, 2002 from $10.3 million for the nine months ended September 30, 2001. This $2.7 million decrease is attributable to lower interest rates paid on the Company’s borrowings, as well as lower average debt levels outstanding between the periods. The Company’s weighted average interest rate on the Company’s debt obligations went from 8.68% for the nine months ended September 30, 2001, to 6.74% for the nine months ended September 30, 2002, a 22% decrease. See “Liquidity and Capital Resources” section below.

   Interest Income

             Interest income decreased to $0.7 million for the nine months ended September 30, 2002, from $1.1 million for the nine months ended September 30, 2001, due to lower interest rates on Hungarian forint deposits, as well as lower average cash balances between the periods.

   Net Income

             As a result of the factors discussed above, the Company recorded net income ascribable to common stockholders of $13.3 million, or $1.10 per share, or $1.06 per share on a diluted basis, for the nine months ended September 30, 2002 as compared to $6.7 million, or $0.55 per share, or $0.54 per share on a diluted basis, during the nine months ended September 30, 2001.

Liquidity and Capital Resources

             The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the areas in which the Company operates required significant capital expenditures ($199.4 million at historical exchange rates through September 30, 2002). Since the end of 1998, the Company’s networks have had the capacity, with only normal additional capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within the areas in which it operates.

             Net cash provided by operating activities totalled $18.0 million during the nine months ended September 30, 2002 compared to $10.7 million during the nine months ended September 30, 2001. The increase in net cash provided by operating activities between the two periods is

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

due to, among other things, (i) a decrease of approximately $2 million in the amount of interest paid on the Company’s debt obligations in 2002, as compared to 2001, due to a change in the dates when interest was paid, (ii) lower average interest rates and (iii) improved working capital movements in 2002 as compared to 2001. For the nine months ended September 30, 2002 and 2001, the Company used $2.2 million and $5.8 million, respectively, in investing activities, which was primarily used to fund additions to the Company’s telecommunications networks. Financing activities used net cash of $9.5 million during the nine months ended September 30, 2002 compared to $3.2 million for the nine months ended September 30, 2001. The cash used by financing activities was for the scheduled repayments of the Company’s short-term and long-term debt obligations.

             On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the “Debt Agreement”) with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at historical exchange rates). As of September 30, 2002, the Company has repaid approximately $22.9 million, at historical exchange rates, of the original EUR 129 million drawn down. The Company believes that it will be able to continue to generate sufficient cash flow to allow it to continue to meet its working capital needs, including its obligations under the Debt Agreement.

             The Company’s major contractual cash obligations as disclosed in its December 31, 2001 Form 10-K filing have not materially changed as of September 30, 2002. The Company’s ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under the Company’s Debt Agreement, the Company must maintain certain levels of earnings before interest, foreign exchange gains/losses, taxes, depreciation and amortization and cash flow in order to comply with its debt covenant ratios as set out in the Debt Agreement. Until March 31, 2002, the ratios were calculated based on the Company’s U.S. dollar consolidated financial statements. With effect from June 30, 2002, the ratios are calculated based on the Company’s U.S. dollar consolidated financial statements translated into euros. This exposes the Company to the possible risk of not meeting its debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of its Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While management seeks to manage the business to be in compliance with its Debt Agreement and related covenants, management operates in a regulated environment which is subject to many factors outside of its control (i.e. the ruling government party’s political, social and public policy agenda). The Company’s liquidity may also be affected by exchange rate fluctuations due to approximately 71% of its debt not being denominated in Hungarian forints. The Company attempts to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts.

Inflation and Foreign Currency

             In May 2001, the National Bank of Hungary widened the trading band the Hungarian forint is allowed to trade within from +/- 2.25% of the mid-point of the band to +/- 15%. This widening caused the Hungarian forint to initially appreciate in value against the euro by approximately 4%. Subsequent to the band widening, and without any notice, in June 2001 the

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

National Bank of Hungary lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. With the widening of the trading band, the potential volatility of the Hungarian forint has increased, as is evidenced by prior quarters exchange rate gains and losses. See the “Market Risk Exposure” section below.

             The Company’s Hungarian operations generate revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominately in Hungarian forints but also in U.S. dollars and euros. In addition, certain of the Company’s balance sheet accounts are denominated in currencies other than the Hungarian forint, the functional currency of the Company’s Hungarian subsidiaries. Accordingly, when such accounts are translated into Hungarian forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income. When the subsidiaries’ forint-denominated financial statements are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

             While the Company has the ability to increase the prices it charges for its services commensurate with increases in the Hungarian Consumer Price Index (“CPI”) pursuant to its licenses from the Hungarian government, and as regulated by the government, it may choose not to implement the full amount of the increase permitted due to competitive and other concerns. In addition, the rate of increase in the Hungarian CPI may not be sufficient to offset potential negative exchange rate movements and as a result, the Company may be unable to generate cash flows to the degree necessary to meet its obligations in currencies other than the Hungarian forint.

Market Risk Exposure

             The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 88% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. Due to the lifting of all foreign exchange restrictions concerning the Hungarian forint in May 2001, and the volatility in euro/U.S. dollar exchange rates, Hungarian forint/euro and Hungarian forint/U.S. dollar exchange rate variability has increased. This increase in variability is evident by the fact that the Hungarian forint/U.S. dollar exchange rate went from 279.03 as of December 31, 2001 to 247.36 as of September 30, 2002, an approximate 13% appreciation in value of the Hungarian forint versus the U.S. dollar. At the same time, the Hungarian forint/euro exchange rate went from 246.33 as of December 31, 2001 to 243.28 as of September 30, 2002, an approximate 1% appreciation in value of the Hungarian forint versus the euro.

             The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. Over the medium to long

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company’s interest expense would increase or decrease by approximately $0.4 million annually based upon the Company’s September 30, 2002 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.7 million annually based upon the Company’s September 30, 2002 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s September 30, 2002 debt level.

             The Company is exposed to exchange rate risk insofar as the Company has debt obligations in currencies other than the functional currency of its Hungarian subsidiaries. Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by approximately $3.4 million, based upon the Company’s September 30, 2002 debt level. If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company’s foreign exchange rate gain or loss would increase or decrease by approximately $1.3 million based on Hungarotel’s U.S. dollar denominated borrowings from HTCC as of September 30, 2002.

             The Company utilizes foreign currency forward contracts or purchases foreign currencies in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company’s long-term debt obligations. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The Company did not have any open foreign currency forwards at September 30, 2002. The counterparties to the Company’s foreign currency forward contracts are substantial and creditworthy multinational commercial banks which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

Recent Accounting Pronouncements

             On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. Under SFAS 142, the Company ceased to amortize goodwill effective January 1, 2002. As required by SFAS 142, the Company reassessed the expected useful lives of existing intangible assets, which resulted in no change.

             During the first quarter of 2002, the Company performed the first step of the required SFAS 142 impairment test, with respect to goodwill, as of January 1, 2002. This first step

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

             In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS 145 will be adopted beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Management is assessing the impact, if any, this Statement may have on its consolidated results of operations or financial position.

             On July 30, 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF Issue No. 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initial measurement be at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002, although earlier adoption is encouraged. Management does not believe at this time that this Statement will have a material affect on its consolidated results of operations or financial position.

Strategic Market Expansion Efforts

             With the Hungarian telecommunications market continuing to become more competitive, the Company is increasing its efforts to explore ways to increase the Company’s market presence within Hungary. However, there can be no assurance that the Company will achieve its growth objectives.

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

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

and assumptions and such statements are qualified by important factors that may cause actual results to differ materially from those expressed in the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             The information required by this Item is contained under the heading “Market Risk Exposure” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.  Controls and Procedures

a.

Within 90 days prior to the filing of this report, the Company’s Chief Executive Officer and Controller conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based upon that evaluation such officers concluded that that the Company’s disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information that it is required to disclose in the reports that the Company files with the SEC within the required time periods.

b.

Since the date of the most recent evaluation of the Company’s internal controls, there have been no significant changes in such controls or, to our knowledge, in other factors that could significantly affect these controls.

Part II. Other Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.  Legal Proceedings

As reported in Item 3. “Legal Proceedings” in the Company’s Report on Form 10-K for the year ended December 31, 2001, Hungarotel is a defendant in a lawsuit filed by Dialcont Kft. (“Dialcont”) in which the Company has filed an appeal with the Hungarian Supreme Court to challenge the lower court’s judgment in favor of Dialcont. The Hungarian Supreme Court has now set a December 5, 2002 court date for such appeal.

As reported in Item 3. “Legal Proceedings” in the Company’s Report on Form 10-K for the year ended December 31, 2001 and Item 1. “Legal Proceedings” in the Company’s Report on Form 10-Q for the quarter ended March 31, 2002, the Company is involved in legal proceedings with Fazis Corporation (“Fazis”), a Hungarian contractor. At a hearing in April 2002 the Metropolitan Court in Budapest ordered the parties to file documents supporting their respective claims. Following the filing of such documents by the parties, the Metropolitan Court has set a new hearing date of March 12, 2003.

As reported in Item 3. “Legal Proceedings” in the Company’s Report on Form 10-K for the year ended December 31, 2001 and Item 1. “Legal Proceedings” in the Company’s Report on Form 10-Q for the quarter ended June 30, 2002, in connection with the Company’s legal proceedings with Fazis, Reorg Rt.(“Reorg”), a company responsible for collecting Fazis’ creditors’ debts, made certain claims against the Company on behalf of Fazis. The Hungarian Supreme Court ruled in Reorg’s favor following its appeal of the dismissal of its action by the Metropolitan Court of Budapest. The Metropolitan Court of Budapest has now set a new hearing date of February 24, 2003.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

(a)	None.
(b)

On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Communications Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of September 30, 2002, the total arrearage on the Preferred Shares was $359,000.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Part II. Other Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit Number	Description

	2	Plan of acquisition, reorganization, arrangement, liquidation or succession (None)

3(i)

Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on January 31, 2001 (File #333-54688) and incorporated herein by reference

	3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on January 31, 2001 (File #333-54688) and incorporated herein by reference

	4.1	Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant’s Registration Statement on From SB-2 filed on October 27, 1994 and incorporated herein by reference (File #33-80676)

4.2

Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

	11	Statement re computation of per share earnings (not required)

	15	Letter re unaudited interim financial information (not required)

	18	Letter re change in accounting principles (none)

	19	Report furnished to security holders (none)

	22	Published report regarding matters submitted to vote of security holders (none)

	24	Power of Attorney (not required)

	99.1	Certificate of Chief Executive Officer and Principal Financial Officer

(b)	Reports on Form 8-K

None.

Part II. Other Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

November 11, 2002	By: /s/ Ole Bertram
Ole Bertram
Chief Executive Officer and President

November 11, 2002	By: /s/ William McGann
William McGann
Controller and Treasurer (Chief Accounting Officer) (Principal Financial Officer)

CERTIFICATIONS

             I, William T. McGann, certify that:

             1.   I have reviewed this quarterly report on Form 10-Q of Hungarian Telephone and Cable Corp.;

             2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

             3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

             4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                        (a)   Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

Part II. Other Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

                          (b)   Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                          (c)   Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

             5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                          (a)   All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                          (b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

             6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

             Date: November 11, 2002.

/s/ William T. McGann
William T. McGann
Controller and Treasurer (Chief Accounting Officer) (Principal Financial Officer)

Part II. Other Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

             I, Ole Bertram, certify that:

             1.   I have reviewed this quarterly report on Form 10-Q of Hungarian Telephone and Cable Corp.;

             2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

             3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

             4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                        (a)   Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                          (b)   Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                          (c)   Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

             5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                          (a)   All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                          (b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Part II. Other Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

             6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

             Date: November 11, 2002.

/s/ Ole Bertram
Ole Bertram
President and Chief Executive Officer

Hungarian Telephone and Cable Corp.

Index to Exhibits

Exhibit No.	Description

99.1	Certifications of Chief Executive Officer and Principal Financial Officer