Form 10-K
period 2002-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2003-03-31
CIK 889949

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[   ]          TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-11484

HUNGARIAN TELEPHONE AND CABLE CORP.

(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3652685 (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3400, Seattle, WA 98101-3034
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (206) 654-0204

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $.001 per share	Name of Each Exchange on Which Registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [x]

As of March 21, 2003, 12,113,180 shares of the Registrant’s Common Stock were outstanding, of which 3,513,398 were held by non-affiliates of the Registrant. The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the closing price of the Common Stock on the American Stock Exchange as of March 21, 2003, was $30,215,223. The exclusion of shares owned by any person from such amount shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

Documents Incorporated by Reference

Part III - Portions of the Registrant’s proxy statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2002.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained herein which express “belief,” “anticipation,” “expectation,” or “intention” or any other projection, insofar as they may apply prospectively and are not historical facts, are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

PART I

In this Form 10-K, all references to “$” or “U.S. dollars” are to United States dollars, all references to “EUR” or “euros” are to the euro which is the currency of the European Monetary Union, and all references to “HUF” or “forints” are to Hungarian forints. Certain amounts stated in euros and forints herein also have been stated in U.S. dollars solely for the informational purposes of the reader, and should not be construed as a representation that such euro or forint amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise stated or the context otherwise requires, such amounts have been stated at December 31, 2002 exchange rates. The forint/U.S. dollar middle exchange rate as of December 31, 2002 was approximately 225.16 forints per U.S. dollar.

Item 1.   Business

Company Overview

Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant” and, together with its consolidated subsidiaries, the “Company”) provides basic telephone services in three defined regions within the Republic of Hungary (“Bekes”, “Nograd” and “Papa/Sarvar”, each an “Operating Area” and together, the “Operating Areas”) pursuant to five separate 25-year telecommunications concessions granted by the Hungarian government. Until December 31, 2001 HTCC provided its services through its four majority-owned Hungarian operating subsidiaries in its five concession areas. As of January 1, 2002 HTCC merged its four Hungarian operating subsidiaries into one Hungarian operating subsidiary, Hungarotel Távközlesi Rt. (“Hungarotel” or the “Operating Company”) in which HTCC has a 99.9% equity ownership stake. On January 1, 2002 HTCC also consolidated the five concession areas into the three Operating Areas to realize operational efficiencies. Hungarotel owns and operates virtually all existing public telephone exchanges and local loop telecommunications network facilities in its Operating Areas and was, until the expiration of its exclusivity rights on November 1, 2002, the sole provider of non-cellular local voice telephone services in such areas.

The Company acquired its concession rights from the Hungarian Ministry of Transportation, Telecommunications and Water Management (the “TTW Ministry”) for $11.5 million (at historical exchange rates) and purchased the existing telecommunications infrastructure in the Operating Areas in 1995 and 1996, including approximately 61,400 access lines, from Magyar Távközlési Rt. (“Matav”), the formerly State-controlled monopoly telephone company, for $23.2 million (at historical exchange rates). Since the acquisition of such existing networks, the Company has incurred capital expenditures through December 31, 2002 of $201 million (at historical exchange rates) to expand and upgrade the network facilities which has resulted in the completion of a modern telecommunications network in each of the Operating Areas. As of December 31, 2002, the Company’s telecommunications networks had approximately 200,500 access lines in service, an addition of approximately 139,100 access lines to the 61,400 access lines acquired from Matav. The Company’s networks have the capacity, with only normal additional capital expenditures required, to provide basic telephone services to virtually all of the estimated 279,600 homes and 38,500 business and other institutional subscribers (including government institutions) within its Operating Areas.

The Company completed its network modernization and construction program in each of its Operating Areas primarily through turnkey construction contracts with Siemens, Ericsson and Fázis Telecommunication System Design and Construction Corporation. The build-out was primarily financed through a $170 million credit facility with Postabank és Takarékpénztár Rt., a Hungarian commercial bank (“Postabank”), which was subsequently refinanced, and a $47.5 million contractor financing facility. See Item 3 “Legal Proceedings,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Notes 5 and 8(g) of Notes to Consolidated Financial Statements.

The following table sets forth certain information as of December 31, 2002 with respect to each of the Operating Areas.

	Bekes	Nograd	Papa/Sarvar	Total

Population	391,700	147,900	128,400	668,000
Residences	166,900	62,400	50,300	279,600
Businesses (1)	23,100	8,900	6,500	38,500
Access Lines:
Residential	94,400	39,000	35,900	169,300
Business (2)	17,700	7,500	6,000	31,200

Total	112,100	46,500	41,900	200,500
Pay phones	1,072	404	373	1,849
Population Penetration (3)	28.6	31.4	32.6	30.0
Residential Penetration (4)	56.6	62.5	71.4	60.6

______________

(1)       Represents Company estimates of business and other institutional subscribers or potential subscribers(including government institutions).

(2)       Represents Company estimates of subscribers which are businesses and other institutional subscribers(including government institutions), leased lines and pay phones. Includes ISDN equivalent lines.

(3)       Population Penetration rate is defined as the number of access lines per 100 inhabitants.

(4)       Residential Penetration rate is defined as the number of residential access lines per 100 residences.

The following table sets forth the number of access lines served in each of the Operating Areas at takeover from Matav and at the end of 1995, 1996, 1997, 1998, 1999, 2000, 2001 and 2002.

	Takeover	1995	1996	1997	1998	1999	2000	2001	2002

Bekes	42,100	42,100	47,800	102,000	105,300	112,300	116,300	114,200	112,100
Nograd	13,000	14,200	20,500	35,500	40,000	46,300	47,700	47,000	46,500
Papa / Sarvar	6,300	8,900	25,100	37,600	39,700	41,900	42,900	42,300	41,900

Total	61,400	65,200	93,400	175,100	185,000	200,500	206,900	203,500	200,500

HTCC was organized under the laws of the State of Delaware on March 23, 1992. Its common stock is traded on the American Stock Exchange under the symbol “HTC.” The Company’s principal office in Hungary is located at Teréz krt. 46, H-1066, Budapest; telephone (361) 474-7700. The Company’s United States office is located at 1201 Third Avenue, Suite 3400, Seattle, Washington 98101-3034; telephone (206) 654-0204.

The Republic of Hungary

Hungary is located in Central Europe bordering on Austria, Slovenia, Croatia, Serbia and Montenegro, Romania, Ukraine and Slovakia. Six West European capitals are within a one-hour flight. Its total area is approximately 93,030 square kilometers. It has 10 million inhabitants, approximately 1.8 million of whom reside in Hungary’s capital, Budapest.

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

Today, Hungary is considered one of the most developed countries in Central and Eastern Europe. Since 1990, foreign direct investment has been approximately $25 billion. Foreign direct investment was over $1 billion in 2002. Together Hungary, Poland and the Czech Republic are the recipients of more than 50% of the total foreign direct investment into the former Communist countries in the region.

Since 1995, the Hungarian government has embarked on an economic stabilization effort aimed at putting the economy on a sustainable path of low-inflationary growth. Hungary has experienced the following annual GDP growth rates since the initiation of that effort: 1.7% in 1995; 1.3% in 1996; 3.5% in 1997; 5.0% in 1998; 4.9% in 1999; 5.3% in 2000; 3.8% in 2001; and 3.5% in 2002. The unemployment rate has gradually decreased from 11.1% in 1995 to 5.9% in 2002. The Hungarian inflation rate has been steadily decreasing as well as evidenced by the following declining annual inflation rates: 28.2% in 1995; 23.6% in 1996; 18.2% in 1997; 14.5% in 1998; 10.0% in 1999; 9.8% in 2000; 9.2% in 2001; and 5.3% in 2002.

Hungary’s application for membership in the European Union (“EU”) was accepted in 1998. Hungary has recently completed the negotiations of the terms of its accession into the EU. Hungary has scheduled a referendum for April 12, 2003 for its citizens to vote on EU accession. If that vote is affirmative, Hungary is expected to join the EU in May 2004 along with 9 other countries. Hungary joined the North Atlantic Treaty Organization (“NATO”) in 1999. Hungary is also a member of the World Trade Organization.

Overview of Hungarian Telecommunications Industry

The Hungarian Telecommunications Industry Prior to Privatization

In 1989, the Hungarian state-owned Post, Telegraph and Telephone (“PTT”) was divided into three separate companies: the Hungarian Broadcasting Company (“Antenna Hungaria”), the Hungarian Post Office (“Magyar Posta”) and Matav. The Hungarian PTT was historically the exclusive provider of telecommunications services in Hungary. The Hungarian telecommunications market was significantly underdeveloped without the investment in the telecommunications infrastructure necessary to achieve a comparable level of teledensity to that of Western Europe. As of December 31, 1995, Hungary had a basic telephone penetration rate of approximately 21 telephone access lines per 100 inhabitants compared to a European Union average of approximately 48 access lines per 100 inhabitants and a United States average of approximately 60 access lines per 100 inhabitants. Of such access lines in Hungary, approximately 40% were located in Budapest (in which approximately 18% of Hungary’s population resides). In the Company’s Operating Areas, access line penetration was approximately 9 access lines per 100 inhabitants as of December 31, 1995.

Privatization of Matav and Local Telephone Service

In 1992 the Hungarian government began the process of privatizing Hungary’s telecommunications industry by selling an initial 30% stake in Matav (raised to 67% in 1995) to MagyarCom, a company then wholly owned by Deutsche Telekom AG, the German public telephone operator (“Deutsche Telekom”), and Ameritech, a United States based telecommunications company. In 1997 Matav completed its initial public offering pursuant to which MagyarCom’s stake in Matav was reduced to approximately 60% and the Hungarian State’s stake was reduced to approximately 6%. The Hungarian State also retained certain shareholder rights by retaining one “Golden Share.” In 1999 the Hungarian State sold its remaining 6% ownership interest in Matav but retained its “Golden Share.” In 2000 Deutsche Telekom purchased the entire ownership interest of SBC Communications Inc. (Ameritech’s successor) in MagyarCom. As of December 31, 2002, MagyarCom owned 59.2% of Matav while 40.8% was publicly traded.

In 1992 the TTW Ministry divided the country into 54 primary telecommunications service areas in order to take some of such primary telecommunications service areas out of Matav’s national network with respect to the provision of local basic telephone service. The TTW ministry allowed Matav to continue its monopoly in the provision of domestic and international long distance services through 2001. In 1993, the TTW Ministry solicited bids for concessions to build, own and operate telecommunications networks in the 25 service areas which had been chosen to exit the Matav system. The TTW Ministry awarded 23 concessions out of the 25 that the TTW Ministry solicited bids for. Holders of those 23 concessions today (each a Local Telephone Operator, “LTO”, and together the “LTOs”) include: the Company (5 concession areas); Vivendi Telecom Hungary (“Vivendi”) currently owned by Vivendi Universal of France pending the completion of the sale of Vivendi Telecom Hungary, announced by Vivendi Universal in January 2003, to AIG Global Investment CEE and GMT Communications Partners L.P. (9 concession areas);

an affiliate of United Pan-European Communications N.V. (“UPC”) (1 concession area); and Matav (8 concession areas). Matav also retained the rights to service the 2 concession areas for which there were no successful bidders. Each of the LTOs (including Matav) received 25 year licenses to provide local basic telephone service with exclusivity rights in their respective concessions through 2002 (2001 in the case of Matav except for 5 areas in which Matav had exclusivity rights through 2002). In addition to the fees paid to the government which aggregated approximately $80.0 million (at historical exchange rates), each of the non-Matav LTOs negotiated a separate asset purchase agreement with Matav for each concession area’s existing basic telephone plant and equipment, which led to the transfer of approximately 260,000 access lines from a total of 1.2 million access lines in the Matav system. Today Matav’s local basic telephone service covers approximately 72% of Hungary’s population and approximately 70% of its geographic area. In November 2002 all of the remaining exclusivity rights to provide local basic telephone service expired.

Domestic and International Long Distance Services

The TTW Ministry allowed Matav to continue its monopoly in the provision of domestic and international long distance services through 2001. In 1998 the TTW Ministry awarded Pan-Tel Rt., a Hungarian company (“PanTel”), licenses to provide such services as data transmission, voice mail and other services which were not subject to exclusive concessions. PanTel built its own country-wide telecommunications network. The current shareholders of PanTel are MÁV Rt. (the Hungarian railway company) (10.1%); KFKI Computer Systems Kft. (a Hungarian information technology firm) (14.7%); and Royal KPN NV, the Dutch telecommunications company (75.2%).

At the end of 2001 the domestic and international long distance market was officially opened up to competition when Matav’s right to provide exclusive domestic and international long distance voice transmission expired. See “– Services and Pricing – Measured Service.”

Cellular Service

In 1993 the TTW Ministry awarded Westel and Pannon licenses to provide nationwide digital cellular telephone services. Westel already had a license to provide analog cellular telephone services. Today Matav owns 100% of Westel and Telenor AS (the Norwegian telecommunications company) owns 100% of Pannon.

In 1999, the TTW Ministry awarded an additional digital mobile phone license to V.R.A.M. Rt., a subsidiary of Vodafone Group Plc. (“Vodafone”), following a bidding process. Antenna Hungaria is a minority shareholder in V.R.A.M. Rt. Vodafone began operations in late 1999.

The Regulatory Framework

Telecommunications services in Hungary are currently regulated by the Information and Communications Ministry of the Hungarian government (the “IC Ministry”), the successor to the TTW Ministry, which is led by the Information and Communications Minister (the “IC Minister”). The Communications Authority, a central administrative organization, reports to the IC Minister and the Hungarian government. The Communications Authority is divided into three units: the Communications Inspectorate; the Regional Communications Office; and the Communications Arbitration Committee.

The Liberalization Act

In June 2001 the Hungarian government enacted Act XL of 2001 on Communications (the “Communications Act”) which took effect on December 23, 2001. The goal of the Communications Act is to provide for a more liberalized telecommunications market by making market entry easier, promoting competition and harmonizing Hungary’s telecommunications laws with those of the European Union. The Communications Act is a framework piece of legislation with the detailed governing regulations contained in a series of implementing decrees. See “– Summary of the Communications Act” and “– Regulation.”

The Hungarian Telecommunications Industry Today

Since 1994 the LTOs and Matav have spent approximately $1 billion (at historical exchange rates) to build modern state-of-the-art telecommunications networks throughout Hungary. At the end of 2002 Matav had approximately 2.96 million access lines connected to its telecommunications network and the other LTOs (including the Company) had over 690,000 access lines connected to their telecommunications networks. The Company had 30 access lines per 100 inhabitants in its Operating Areas as compared to 37 access lines per 100 inhabitants in all of Hungary at the end of 2002.

At the end of 2002 Westel had a mobile cellular phone subscriber base of 3.4 million, while Pannon’s subscriber base was 2.6 million and Vodafone’s subscriber base was 832,000. The overall penetration rate for cellular service in Hungary was over 67% at the end of 2002.

Company Stockholders

The Company has three large stockholders who own 71.0% of the Company’s outstanding common stock (“Common Stock”) in the aggregate. The remaining 29.0% of the Common Stock is held by the public and traded on the American Stock Exchange. Set forth below is a brief description of the three largest stockholders of the Company.

Citizens Communications Company

Citizens Communications Company (together with its subsidiaries, “Citizens”), a New York Stock Exchange listed company (NYSE:CZN), is a telecommunications-focused company providing wireline communications services to 2.5 million access lines in 24 states. Citizens is one of the largest local access wireline telephone providers in the United States. For the year ended December 31, 2002, Citizens had $2.7 billion of revenue and an operating loss of $688 million, which included a loss on impairment charge of $1.1 billion.

In 1995 Citizens purchased 300,000 shares of HTCC’s Common Stock from a former executive of the Company and has since acquired an additional 1,902,908 shares of Common Stock and 30,000 shares of the Company’s Series A Preferred Stock convertible into 300,000 shares of Common Stock, pursuant to certain agreements entered into with HTCC (as amended and restated in certain cases, the “Citizens Agreements”). Citizens also purchased 103,000 shares of Common Stock on the open market. As of March 21, 2003, Citizens owned 19.1% of the outstanding Common Stock. The Citizens Agreements provide Citizens with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest on a fully diluted basis. For a more detailed description of some of the Citizens Agreements, see Note 13 of Notes to Consolidated Financial Statements, and see also Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

TDC

TDC A/S, formerly known as Tele Danmark A/S (together with its affiliates, “TDC”), is a Danish full-service provider of communications solutions throughout Europe. TDC is the leading provider of communications services in Denmark, the second-largest communications provider in Switzerland and holds significant interests in a range of communications companies elsewhere across Northern and Continental Europe. TDC’s stock trades on the Copenhagen Stock Exchange and the New York Stock Exchange (NYSE:TLD). SBC Communications, Inc. of San Antonio, Texas owns 42% of the shares of TDC, with the remaining shares held by individual and institutional shareholders all over the world. SBC’s shares trade on the New York Stock Exchange (NYSE:SBC).

At December 31, 2002, TDC had total assets of Danish Kroner 90.6 billion (approximately $12.8 billion) and shareholders’ equity of Danish Kroner 35.3 billion (approximately $5.0 billion). During 2002, TDC had net income of Danish Kroner 2.169 billion (approximately $307 million) on net revenues of Danish Kroner 51.155 billion (approximately $7.2 billion).

As a result of certain agreements between the Company and TDC (the “TDC Agreements”), the Company has issued 2,579,588 shares of Common Stock to TDC. In 2002 TDC purchased an additional 1,285,714 shares of Common Stock from a former shareholder of the Company. As of March 21, 2003, TDC owned 31.9% of the outstanding Common Stock. The TDC Agreements provide TDC with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest of the outstanding Common Stock. See Notes 5, 9 and 13 of Notes to Consolidated Financial Statements, and see also Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Postabank

Postabank was established in 1988 and provides a wide range of commercial and retail banking services to individual and corporate customers in Hungary. As of December 31, 2002, its total assets were approximately HUF 406 billion ($1.8 billion). The Hungarian government owns a controlling interest in Postabank.

In October 1996, the Company entered into a $170 million 10-Year Multi-Currency Credit Facility with Postabank (the “Original Postabank Credit Facility”). In May 1999, as part of a revision of its capital structure, the Company issued 2,428,572 shares of Common Stock, warrants to purchase 2,500,000 shares of Common Stock and notes in the aggregate amount of $25 million to Postabank. The Company also entered into a $138 million Dual-Currency Bridge Loan Agreement with Postabank (the “Postabank Bridge Loan Agreement”). As a result of such issuances and other agreements, the Company paid off the balance on and terminated the Original Postabank Credit Facility. In April 2000 the Company paid off the outstanding balance on the Postabank Bridge Loan Agreement with the proceeds of a syndicated bank loan agreement. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Note 5 of Notes to Consolidated Financial Statements.

As of March 21, 2003, Postabank owned 20.0% of the outstanding Common Stock and 30.8% of the outstanding Common Stock on a fully diluted basis. For a more detailed description of some of the Postabank Agreements, see Notes 5 and 13 of Notes to Consolidated Financial Statements, and see also Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Directors and Executive Officer

The current directors and executive officer of the Company are Ole Bertram, a Company director and the Company’s President and Chief Executive Officer; Daryl A. Ferguson, a Company director and the retired President and Chief Operating Officer of Citizens; Thomas Gelting, a Company director and a Vice-President in the Corporate Business Development department at TDC; Torben V. Holm, a Company director and the head of the Corporate Business Development department at TDC; John B. Ryan, a Company director and a financial consultant; William E. Starkey, a Company director and a retired Senior Executive with GTE Corporation; and Leonard Tow, a Company director and currently the Chairman and Chief Executive Officer of Citizens.

The Operating Areas

The following is a brief description of each of the Operating Areas:

Bekes

The Bekes Operating Area encompasses the southern portion of Bekes County, which borders Romania. The Bekes Operating Area is comprised of 75 municipalities and has a population of approximately 391,700 with an estimated 166,900 residences and 23,100 business and other potential subscribers (including government institutions). Bekes is the most intensively cultivated agrarian region in Hungary and produces a substantial portion of Hungary’s total wheat production. Industry, generally related to food processing, glass and textile production, is also a strong employer in the region. Foreign investors in the Operating Area include Owens-Illinois of the United States and a number of European manufacturers. The region is also a center for natural gas exploration and production. As of December 31, 2002, the Company had 112,100 access lines connected to its network in the Bekes Operating Area. The Company’s network in the Bekes Operating Area utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Nograd

The Nograd Operating Area is comprised of 76 municipalities in the eastern portion of Nograd County, which borders Slovakia. The Nograd Operating Area has a population of approximately 147,900, with an estimated 62,400 residences and 8,900 business and other potential subscribers (including government institutions). The principal economic activities in the Nograd Operating Area include light manufacturing, tourism, some coal mining and agriculture. Foreign investors in the region include the Italian-owned dairy producer, Sole, and the German company, Paramount Glass. The Nograd Operating Area’s proximity to Budapest, 1.5 hours by car, and its many cultural attractions makes it a desirable weekend and tourist destination. As of December 31, 2002, the Company had 46,500 access lines connected to its network in the Nograd Operating Area. The Company’s network in the

Nograd Operating Area utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Papa/Sarvar

The Papa/Sarvar Operating Area is composed of 114 municipalities located in the counties of Veszprem and Vas. The population of the Papa/Sarvar Operating Area is approximately 128,400 with an estimated 50,300 residences and 6,500 business and other potential subscribers (including government institutions). The portion of the Papa/Sarvar Operating Area in Veszprem County is relatively underdeveloped economically with the principal economic activities centering around light industry, appliance manufacturing, agriculture and forest products. Significant foreign investors in Veszprem County include ATAG, the Dutch appliance maker, and Electricité de France. The principal economic activities in the portion of the Papa/Sarvar Operating Area located in Vas County include heavy manufacturing and assembling, agriculture and tourism. Significant employers include: Linde (a German natural gas distributor); Flextronics (an electronics components assembler); and Saga (a British-owned poultry processor). As of December 31, 2002, the Papa/Sarvar Operating Area had 41,900 access lines connected to its network. The Company’s network in the Papa/Sarvar Operating Area utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Network Design and Performance

The Company has constructed a versatile modern communications network which substantially replaced the antiquated system purchased from Matav. This system provides many of the technologically advanced services currently available in the United States and Western Europe. The Company’s networks maintain the North American standard, or “P01”, grade of service. The P01 standard means that one call out of 100 will be blocked in the busiest hour of the busiest season. The Company believes that its ability to meet the telecommunications requirements of its customers through a combination of conventional fiber optic and wireless local loop technology affords it significant flexibility with respect to network development and network capital expenditures. The Company has replaced all manually operated local battery and common battery cord type switchboards purchased from Matav while retaining certain analog switching systems. The Company upgraded such analog switching systems allowing such systems to mimic many of the features available in modern digital switching systems with a minimal investment.

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

The Company’s conventional networks have been designed to employ an open architecture, generally using Synchronous Digital Hierarchy (“SDH”) technology for system resilience. The Company’s networks are designed to provide voice and high speed data services. The Company believes that the flexible design of the conventional networks it has constructed allows it to readily implement new technologies and provide enhanced or new services. The Company’s switches in its conventional networks allow it to connect to networks operated by other LTOs, Matav or PanTel in order to route voice and data transmissions.

Wireless Network Design

In certain portions of the Operating Areas, the Company is using wireless network technology based upon the Digital Enhanced Cordless Telecommunications (“DECT”) system which interfaces radio technology to fiber-optic, digital microwave or fixed copper networks. The use of DECT technology generally reduces the time and expense of installation and securing rights of way. In a conventional network build, significant investment must be made in order to offer service to a large proportion of potential customers whether or not they become actual customers. By contrast, the use of the DECT system in a network build-out provides for capital investment proportional to the number of customers actually connected because the radio links and other required equipment are installed only for those households choosing to take the service and are installed only at the time service is requested.

In many areas in which the Company is utilizing a wireless network design, the Company is deploying a fiber optic cable to the node in the same fashion as in a conventional network build-out. At each newly constructed node, the Company has constructed a radio base station (“RBS”), rather than switching to twisted pair copper wire distribution to the home. Each RBS has the capacity to provide service to between 200 and 600 customers. As additional customers are brought onto the network, the Company will install a transceiver unit at the subscriber’s premises. Such transceiver’s operating software is digitally encrypted so that it will operate only with its supporting RBS. A conventional telephone jack is then installed in the subscriber’s household near an electrical outlet which is used to power the transceiver unit. The subscriber then uses a conventional phone to make outgoing and receive incoming calls.

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

Services and Pricing

Services

The Company currently provides non-cellular local voice telephone services in its Operating Areas which allow subscribers to have facsimile and modem transmission capabilities. Up until Matav’s exclusivity rights to provide domestic and international long distance services expired at the end of 2001, the Company made domestic and international long distance services available to its subscribers through interconnection with Matav. Following the termination of Matav’s exclusivity rights to provide domestic and international long distance services and until competition among providers of domestic and international long distance services begins in the Company’s markets, the Company is its subscribers’ sole domestic and international long distance services provider. The Company is now responsible not only for the initiation of domestic and international long distance calls by its subscribers but for the transmission and termination of such calls. When the Company does not have the network capacity to carry a long distance call entirely on its own network, it transfers the calls to other telecommunications carriers, including Matav, for completion pursuant to interconnection agreements.

In addition to local, domestic long distance, and international voice services, the Company currently offers its subscribers data transmission and other value-added services, including Internet access, voice mail, Internet Protocol-based voice services for international calls, caller ID, call waiting, call forwarding, three-way calling, toll free calling services and audio text services. The Company is also an Internet Service Provider under the brand name “Globonet”.

The Company’s revenues are primarily derived from the provision of local, domestic long distance and international long distance telephone services which consist of (i) charges for measured telephone service, which vary depending on the day, the time of day, distance and duration of the call, and (ii) connection and subscription fees. The Company also receives other operating revenues consisting principally of charges and fees from leased lines, fees for the provision of Internet Service, detailed billing, other value added services such as voicemail and caller ID and other customer services, including revenues from the sale and lease of telephone equipment. The Company’s customers are on a one-month billing cycle.

Measured Service. The Company has two basic rates for outgoing calls, peak and off-peak, for each of local and domestic long distance calls and calls to Hungarian cellular phones within Hungary. The rates for outgoing international long distance calls are based solely on the country called and do not depend on the time of day called. The Company has established special rate plans for low usage subscribers which include a lower per month subscription fee and a higher variable fee for measured service. The measured service fee scheme is summarized below.

Local Calls - For all local calls within an Operating Area, the Company retains all of the revenues associated with the call. For local calls, the Company may choose to increase its rates up to the permitted amount or charge a lower rate.

Outgoing Domestic and International Long Distance Calls – Up until the expiration of Matav’s exclusivity rights to provide domestic and international long distance services at the end of 2001, for all domestic long distance calls outside of an Operating Area and all international calls, the Company had a revenue sharing arrangement with Matav, the terms of which were governed by a governmental decree. Pursuant to this revenue sharing arrangement, the Company charged for and collected from its subscribers the fees which were set by Matav, but subject to regulation, for domestic and international long distance calls. The Company then paid those fees to Matav but retained a regulated per minute interconnection fee for initiating the call.

Following the year-end 2001 expiration of Matav’s exclusivity rights to provide domestic and international long distance services and until the Company’s subscribers get a competitive choice other than Matav for domestic and international long distance services, the Company is the only domestic and international long distance services provider for its subscriber base. As such, the Company is responsible for the entire transmission of its subscribers’ outgoing domestic and international long distance calls. For calls between Operating Areas, the Company has the capability to carry the call from the calling party to the receiving party entirely over its telecommunications network of owned and leased facilities. For such calls the Company keeps the entire revenue collected from its subscribers. For calls initiated in one of the Company’s Operating Areas and terminating outside of one of the Company’s Operating Areas, whether within or outside Hungary, the Company has the authority to determine how to transmit the call outside of its local network. For calls to certain areas within Hungary, the Company has the network capability to deliver the call to the local telecommunications network containing the party receiving the call. In such cases, the Company collects the fee for the domestic long distance call from its subscriber and pays a regulated per minute interconnection termination fee to the telecommunications provider completing the call. Since the Company does not presently have its own nation-wide long distance network or an international network, international calls and certain domestic long distance calls initiated in its Operating Areas have to be transferred to another telecommunications carrier for transmission to the local telecommunications network of the party receiving the call. Therefore, the Company currently has interconnection arrangements in place with certain telecommunications providers with Hungarian nation-wide long distance and international networks (including Matav and PanTel) capable of transmitting international calls and certain domestic long distance calls from the Company’s network to the telecommunications network containing the party receiving the call. In such cases, the Company collects the fee for the domestic or international long distance call from its subscriber. The Company must then pay, directly or indirectly, both a per minute termination fee to the telecommunications provider completing the call and a per minute transmission fee (regulated if to Matav) to the telecommunications provider who transports the call from the Company’s network to the local telecommunications network of the telecommunications provider who completes the call.

When the Communications Act is fully implemented and effective such that competition among providers of domestic and international long distance services begins in the Company’s markets (as it has in certain other markets within Hungary), then the Company’s non-Universal Service subscribers will be able to choose their domestic and international long distance services carrier either on a continuing or call-by-call basis. See “– Summary of the Communications Act – Universal Services - Universal Service Customers and Pricing.” If one of the Company’s subscribers chooses Matav or another long distance carrier, such carrier will be responsible for billing the Company’s local subscriber for domestic and international long distance charges and paying the Company an interconnection fee for initiating that call. That provider could outsource its billing responsibility to the Company. The Company’s interconnection fees for initiating and terminating domestic and international long distance calls for its local subscribers are regulated by a government-approved interconnection rate scheme. If the Company’s local subscriber chooses the Company as its long distance provider, the Company will bill its local subscriber for long distance calls and the Company must pay, directly or indirectly, a per minute interconnection fee to the telecommunications provider completing the call if the call goes outside of the Company’s network and, if necessary, a per minute interconnection fee to the telecommunications provider who transports the call from the Company’s network to the local telecommunications network of the telecommunications provider who completes the call.

Incoming Domestic and International Long Distance Calls - For domestic and international long distance calls to the Company’s subscribers, the Company receives a regulated per minute interconnection fee from Matav or other long distance provider for completing the call.

Cellular Calls – The rates for outgoing calls from a Company subscriber to a Hungarian cellular phone are set by the Company but subject to regulation. The Company must pay a per minute fee to the cellular carrier for completing the call. For calls to Pannon and Westel (digital) subscribers, this fee is regulated. For calls to Vodafone and Westel (analog) subscribers, this fee is not regulated but is cost oriented. Until the Company’s networks are fully integrated with all of the cellular carriers’ networks, the Company must pay a fee for transmitting the calls outside of the Company’s Operating Areas to the cellular carriers’ networks. The price of calls from a Hungarian cellular phone to the Company’s customers are unregulated and set by the cellular carriers. The cellular carriers pay the Company a regulated per minute interconnection fee for completing mobile calls to the Company’s subscribers. See “– Summary of the Communications Act.”

Measured Service Price Regulation. Maximum pricing levels have historically been set by the TTW Ministry (now by the IC Ministry) and such rate increases have generally tracked inflation as measured by the Hungarian Consumer Price Index (“CPI”). In 1997, the TTW Ministry set forth a new regulatory framework for regulating annual increases in the fees for (a) local calls, (b) domestic long distance and international calls and (c) subscription fees, which included a rebalancing formula, which provides for greater increases in charges for subscription fees and local calls than in domestic long distance and international calls. In addition to using the CPI in setting rates, the IC Ministry uses an efficiency factor in calculating the maximum allowable price increase. For 2003, the IC Ministry approved an overall price increase of 6% for local calls and 10% for subscription fees, with such increases subject to the overall price cap determined, in part, by the CPI. The overall price cap, which is expected to be about 2.0% for 2003, covers a basket of telecommunications service fees such as the fees for individual and business subscription packages, local calls, domestic and international long distance calls, mobile calls and the universal service packages. Given the computation of the overall price cap which is set at 2.0% for 2003 and the permitted increase in local calls and subscription fees, other fees may decrease in 2003.

Since 1998 the Ministry (formerly the TTW Ministry and now the IC Ministry) has taken gradual steps to regulate the interconnection fees in accordance with internationally accepted benchmarks with the goal of creating a cost-based interconnection fee regime within the parameters of European Union standards. To that end, starting in 1999, the interconnection fees were revised to compensate the LTOs more favorably for costs than in prior years. The Communications Act provides for the LTOs (including the Company) to be compensated for interconnection initiation and termination fees based on a Reference Interconnection Offer (“RIO”). The LTOs are responsible for submitting their RIOs to the Communications Authority for approval. In 2002, the Communications Authority approved the currently effective RIOs for all the LTOs. In 2002 the Communications Authority adopted the EU Long Run Incremental Cost model as the standard for interconnection fees beginning in 2003. The Long Run Incremental Cost model is supposed to decrease interconnection fees. See “– Summary of the Communications Act.”

Subscription Fees. The Company collects a monthly subscription fee from its subscribers. The basic monthly subscription fee is HUF 4,500 ($19.98). In an effort to retain low usage customers, the Company has introduced different subscription fee options for its residential subscriber base. For a reduced monthly subscription fee, a residential subscriber agrees to pay his regular monthly measured service fee plus an additional percentage of such measured service fee which should lower the overall bill for low volume users. The IC Ministry regulates the subscription fees.

Connection Fees. The Company charges its subscribers connection fees when they are added to the Company’s network. The Company may collect the full connection fee provided that the subscriber is connected within 30 days; otherwise, the Company may only collect a portion of the connection fee and must connect the subscriber within one year. Upon connection, the Company may collect the remaining portion of the fee. Connection fees are recognized as income over the expected subscriber life (presently seven years) from the date that the connection is made. Connection fees are regulated by the IC Ministry and the maximum fees are currently HUF 37,500 ($166.55) for residential subscribers and HUF 100,000 ($444.13) for business and other institutional subscribers (including government institutions). Customers requesting additional access lines are charged an additional connection fee per line. The Company can offer special promotions on the connection fees if it so chooses. In the past the Company has allowed its subscribers to pay connection fees on various installment plans.

Other Operating Revenue. The Company supplies private line service (point-to-point and point-to-multi-point) primarily to businesses. As of December 31, 2002, approximately 1,661 leased lines were in service. In addition, as of December 31, 2002, the Company had 1,849 public pay phones in the Operating Areas. The Company generates additional revenues from Internet Service and the provision of value-added services, including ISDN, voice mail, call waiting, call forwarding, and three-way calling, as well as through the sale and rental of telephone equipment.

Strategy

With the enactment of the Communications Act and the key implementing decrees, Hungary has taken some significant action towards facilitating a more competitive telecommunications market as it prepares to join the European Union. A more competitive environment will provide the Company with many opportunities and challenges.

On November 2, 2002 the Company’s right to be the exclusive provider of non-cellular local voice telephone services in its Operating Areas expired. Matav’s rights to be the exclusive provider of non-cellular local voice telephone services in its concession areas (which cover approximately 70% of the area of Hungary) expired in the majority of its concession areas at the end of 2001 and in the remainder of its concession areas on November 2, 2002. All of the other LTOs’ markets also became open to competition in November 2002 as their exclusive rights to provide non-cellular local voice telephone services in their markets also expired. Therefore, while the Company, Matav and the other LTOs still retain their rights to provide non-cellular local voice telephone services, they are are subject to competition in this market. Competitors can enter these markets either by building out their own networks (an overbuild) or by using the existing network of the incumbent LTO. Subject to certain restrictions, the Communications Act requires each LTO to “unbundle” its network to allow other telecommunications services providers to use its network to compete in the provision of non-cellular local voice telephone service. The fees for such service are to be based on each LTO’s cost plus an allowable profit margin. Effective January 1, 2003, the fees are based on the Long Run Incremental Cost model. Each of the LTOs submitted a Reference Unbundling Offer to the Communications Authority, all of which were approved. See “– Summary of the Communications Act – Local Loop Unbundling.”

Matav’s exclusivity rights to provide domestic and international long distance non-cellular voice services expired at the end of 2001. While the Communications Act envisioned full competition in the domestic and international long distance markets commencing in 2002, certain technical, legal, economic and regulatory factors have caused a delay in the introduction of effective competition in this market. Until there is full competition in the Company’s Operating Areas, the Company is able to direct the long distance calls of its subscriber base. See “– Services and Pricing – Measured Service.”

While the Company is now potentially subject to competition in its non-cellular local voice telephone services markets, the Company is now free to enter other local markets and expand its long distance services beyond its existing customer base. The Company’s goal is to provide the broadest array of telecommunications services with exceptional quality and service at reasonable prices by becoming the most efficient full service telecommunications provider in Central Europe. In order to both reach its goal and effectively compete in a more open Hungarian telecommunications market, the Company’s primary focus is to maintain its market dominance in the provision of non-cellular local voice telephone services in its Operating Areas while also becoming the premier provider of long distance services in its Operating Areas as competition for the long distance market takes hold in its Operating Areas, particularly in the business segment. To accomplish this goal, the Company is continuing and expanding its efforts to increase its product and service offerings and their usage, increase its marketing to its entire customer base, improve its customer service, and increase its operational efficiencies. Such efforts are intended to enable the Company to reduce operating costs and increase call revenues from its customer base to offset any market share lost to competitors. In addition to continuing to service its existing market, the Company also intends to selectively compete outside its Operating Areas by offering newly liberalized services either by itself or in conjunction with other telecommunications providers. The Company has implemented the following operational strategies in order to further its business objectives.

Products and Service Offerings

While the Company’s business and other institutional subscribers account for only 16% of the Company’s access lines, these customers accounted for a greater share of the Company’s revenue in 2002. The Company believes that its business customers have the greatest need for the variety of new products and services that a modern telecommunications company can offer. The Company also believes that its business customers will be the primary target for competition in its Operating Areas once competition increases. Therefore, the Company intends to continue to solidify its relationship with its business customers to help them identify and solve their communications needs.

Since the availability of modern telecommunications services is still a relatively new phenomena in Hungary, educating the smaller and medium sized business customers on the availability and benefits of the Company’s products and services is a continuing goal of the Company. The Company focuses on the marketing and sales of various products and services to its business customers such as managed lease lines, ADSL internet service, dial up Internet service, PBX sales and services, ISDN, and Digifon Services (e.g. call forwarding, call waiting, call barring). The Company has an account manager assigned to each business customer who is responsible for continually meeting with each business customer to find out such customer’s telecommunications needs. The account manager can then demonstrate each of the Company’s products and services and, working together with that customer, develop a telecommunications strategy using the Company’s products and services which can best enhance that customer’s business.

For residential customers, the Company is focusing its efforts on educating the customer on the availability of such products and services as voice mail, caller ID and call waiting, which are all new to the Company’s residential customer base. The Company is also highlighting the benefits of the Internet and encouraging its use by offering special rate packages for Internet usage. One of the tools that the Company is deploying to increase customer awareness of these services is personal demonstrations with telephones and personal computers within the Company’s customer service centers, which are located in each of the Operating Areas.

The Company continues to offer the latest telecommunications products and services as they become available in the telecommunications marketplace. The Company introduced Internet Protocol-based voice services for international calls to its customers in 2000. This enabled the Company to offer long distance and international calling services at discounted rates. During 2001 the Company became an Internet Service Provider in all of its Operating Areas under the brand name “Globonet”. The Company introduced Caller ID in all of its Operating Areas in 2002 and is introducing ADSL internet access (“broadband”) in 2003. The Company is also reviewing its options with respect to such offerings as pre-paid calling plans, loyalty programs and teleconferencing to increase usage.

Marketing

For its residential customers and potential customers, the Company’s marketing efforts include advertising on radio and television, door-to-door marketing surveys, newspaper advertising, participation in local trade shows, direct mail, community meetings and billboard advertising. Since many Hungarians still prefer face-to-face personal marketing, the Company has leveraged the benefits of having a customer service center in each Operating Area to give personal demonstrations. To get new customers the Company has implemented short marketing campaigns targeting those residences without telephone service. To induce potential new customers the Company has offered special limited time only rates on the connection fee and special rate plans for infrequent telephone users. The Company has also used its special rate plans in an attempt to limit the disconnection rate of its customers. For business customers, the Company’s primary marketing tool has been direct contact with the business customers through the Company’s account managers.

Customer Service

The Company believes that providing a high level of customer service is important in attracting additional customers, increasing the usage of its existing products and services by its current customer base and retaining customers in a competitive environment. Prior to completion of the Company’s telecommunications networks, some customers waited for over 20 years for telephone service. Today, most residences and businesses can be connected to one of the Company’s networks within 7 days. The Company operates full time operator service centers in each of the Operating Areas which are staffed by operators capable of providing, among other things, call completion assistance, directory assistance and trouble reporting on a 24 hour basis. The Company also operates customer service centers in each of the Operating Areas which offer facsimile, Internet, photocopying and telephone bill payment services. These service centers also sell communications equipment, process telephone service applications and handle billing inquiries. The Company reorganized its customer service centers to make such centers more “customer friendly.” The Company is providing more choices for its customers and more product information instruction. For its business customers, the Company has account representatives for each customer to work with businesses to help them achieve their objectives with innovative telecommunications solutions.

Operational Efficiency

The Company has increased its productivity and operational efficiency by achieving certain economies of scale with respect to network management, administration, customer service, billing, accounts receivable, payroll processing, purchasing and network maintenance. For example, the Company has implemented a centralized operating and accounting system to serve all of its Operating Areas, which has given the Company a more efficient customer billing system and greater financial accountability. To capitalize on the Company’s contiguous concession areas, the Company reorganized its operations into three Operating Areas rather than four which achieved certain economies of scale. Further, in an effort to reduce more overhead and maximize efficiencies, the Company merged its four Hungarian operating subsidiaries into one Hungarian operating subsidiary as of January 1, 2002. The Company now has 332 access lines per employee. During 2003 the Company will continue its ongoing efforts to streamline its operations.

Newly Liberalized Services

With the Hungarian telecommunications market becoming open to competition, the Company intends to take advantage of select market opportunities. For example, the Hungarian domestic and international long distance market is now technically open for competition. Therefore, the Company is now providing under its own brand name domestic and international long distance services to its existing customer base in its Operating Areas and is licensed to provide long distance services throughout Hungary.

For calls originating in one of the Company’s Operating Areas and terminating in another of the Company’s Operating Areas, the Company now has both the right and capability (through a combination of its owned networks and leased lines) to carry the call from the initiating caller to the recipient without passing through Matav’s network, thus saving the Company from any revenue sharing with Matav. For calls originating in one of the Company’s Operating Areas and terminating in certain parts of Hungary outside of the Company’s Operating Areas, the Company is capable of delivering the call to the local network of the recipient for completion. In this case, the Company keeps more revenue by not having to pay for transmission services between local networks. The Company has to pay the recipient’s local carrier a fee for completing the call. For other calls originating in one of the Company’s Operating Areas and terminating in other parts of Hungary, the Company may have to use another telecommunications provider, such as Matav, to carry the call to the local network of the recipient for completion. In this case, the Company has to pay, directly or indirectly, a transmission fee and a completion fee to the carrier completing the call. For international calls from the Company’s Operating Areas, the Company has the right and capability (through a combination of its owned networks and leased lines) to carry the call up to the handoff to an international carrier for completion.

While the Company is licensed to provide long distance voice and data services and Internet services in markets outside of its Operating Areas, the Company does not presently have the network capability to provide such services entirely over its own network but it could enter selected markets and other markets as a reseller of another carrier’s network as needed. The Company is currently evaluating its opportunities to offer these and other liberalized services and may enter markets that it deems appropriate for its business strategy and goals. See “– Summary of the Communications Act.”

Mergers and Strategic Alliances

As the Hungarian telecommunications market continues to develop and become more liberalized and telecommunications providers enter and/or expand their presence in Hungary, the Company will continue to review its options with respect to any merger or strategic alliance possibilities that may enable the Company to increase its presence in the Hungarian telecommunications marketplace.

Competition

The Company’s concession rights provided for an eight-year period of exclusivity in the provision of non-cellular local voice telephone services, which ended on November 2, 2002, while the initial 25-year terms of the concession contracts are scheduled to expire in 2019. See also “- Regulation – Concession Contracts”. Therefore, other telecommunications service providers can enter the Company’s Operating Areas to compete with the Company in the non-cellular local voice services market. However, such competitors would have to develop their own telecommunications network (wire or wireless) or may use, in some cases, the Company’s network pursuant to an unbundling agreement.

There are some restrictions on the rights of certain telecommunications service providers to access the Company’s networks through unbundling. See “– Summary of the Communications Act – Local Loop Unbundling.”

Historically, Matav with its country-wide network has been the exclusive provider of domestic and international long distance voice services. The Communications Act permitted other telecommunications service providers to enter the long distance voice market anywhere in Hungary in 2002. However, certain technical, legal, economic and regulatory factors have caused a delay in effective competition in this market. As noted above, the Company is the only long distance carrier in its Operating Areas until there is effective competition in these markets. See “– Services and Pricing – Measured Service.” Three telecommunications service providers have built long distance networks capable of servicing substantially all of Hungary: Matav; PanTel; and Vivendi. These companies are capable of entering the Company’s Operating Areas to compete for the Company’s customers, particularly the business customers, in both the long distance market and the market for the provision of non-cellular local voice telephone services. PanTel has substantially built a nationwide fiber optic backbone network along the rights-of-way of MAV, the Hungarian railway. PanTel, which has recently started to provide full voice services in some parts of Hungary (outside of the Operating Areas), has been providing business communications services such as digital data, fax and video transmission using Internet Protocol (“IP”) data transmission technology and IP-based voice services primarily to large customers since 1999. PanTel also owns a majority stake in one of Hungary’s largest Internet Service Providers. Vivendi provides local non-cellular voice telephone service in nine concession areas (covering approximately 15% of the country) and has built a fiber optic network throughout parts of Hungary. Most existing telecommunications service providers in Hungary have already entered the marketplace for voice-over IP services, which did not violate Matav’s now-expired exclusivity rights to long distance voice services.

Other Hungarian telecommunications providers, and potential providers, include the following entities which have either entered, or plan to enter, the telecommunications marketplace, particularly the business marketplace: e-Tel, an Irish telecommunications services provider; Novacom Telecommunications Kft., which was recently acquired by PanTel, is expanding the fiber optic infrastructure of Elmu, the Hungarian electricity distributor; GTS Hungary Kft. (“GTS”) which provides data and voice transmission services through a nationwide microwave network and a satellite based network (GTS also owns one of the leading Hungarian ISPs); Antenna Hungaria, the national broadcaster which is still controlled by the state; Equant Hungary Kft., which provides IP-based data and voice transmission services; BT Hungaria, an affiliate of British Telecom and Sweden’s Telia AB, which both provide international interconnection services; and Germany’s Infigate GmbH and U.S.-based UUNet, an affiliate of MCI WORLDCOM, both of which are licensed to provide Internet services.

The Company faces intense competition from the three Hungarian cellular providers: Westel; Pannon; and Vodafone. The cellular market growth has been very fast in Hungary with a penetration rate over 67% at the end of 2002. Unlike the United States and Western Europe, many Hungarians have gone from having no telephone (wireline or wireless) straight to a cellular telephone without getting a traditional wireline telephone first. Historically, the airtime and monthly fees charged by the cellular operators are generally more than the fees for comparable services charged by the Company. The cellular telephone providers are, however, currently deploying various discounted pre-paid plans, which make pricing comparisons difficult.

The Hungarian cable television market is highly fragmented with over 400 cable television providers. The Hungarian cable television industry is undergoing consolidation. An affiliate of UPC is the largest cable television operator in Hungary and owns a LTO with one concession area. UPC’s controlling shareholder is UnitedGlobalCom Inc., the global television operator of Denver, Colorado (NASDAQ:UCOMA).

Hungary’s application for membership in the European Union (“EU”) was accepted in 1998. Hungary has recently completed the negotiations of the terms of its accession into the EU. Hungary has scheduled a referendum for April 12, 2003 for its citizens to vote on EU accession. If that vote is affirmative, Hungary is expected to join the EU in May 2004 along with 9 other countries. The EU has adopted numerous directives providing for an open telecommunications market among its member nations. Some of Hungary’s laws affecting the telecommunications markets, including those recently enacted, could be affected by Hungary’s entry into the EU.

Summary of the Communications Act

In June 2001 the Hungarian Parliament enacted the Communications Act, which took effect on December 23, 2001. The goal of the Communications Act is to provide for a more liberalized telecommunications market by making market entry easier, promoting competition and harmonizing Hungary’s telecommunications laws with those of the EU. The Communications Act is a framework piece of legislation with the detailed regulations contained in a series of implementing decrees. Some of the key provisions of the Communications Act and the implementing decrees that have been adopted to date are summarized by topic below. The provisions are subject to change and legal interpretation by the Hungarian regulatory system and could also change based upon Hungary’s pending accession into the European Union. While the key decrees have been passed, the Communications Act has not been fully implemented, resulting in a delay in the opening up of the long distance market to full competition.

Administration

The Communications Authority is the central administrative body that reports to the IC Minister and the Hungarian government. It is divided into three units: the Regional Communications Office which is responsible for administrative tasks such as issuing licenses, verifying reports and market supervision; the Communications Inspectorate which is responsible for such matters as market surveillance and frequency management; and the Communications Arbitration Committee which identifies providers with significant market power, reviews reference interconnection and local loop unbundling offers for approval and settles disputes between parties.

Market Entry

Today market entry from a legal standpoint is relatively easier than in the past when a concession from the government was required. A potential telecommunications service provider need only notify the Communications Inspectorate that it intends to provide a telecommunications service and provide certain documentation. Licenses are only required if the operator intends to use radio frequencies, plans on building a network or wants a number range to allocate to subscribers.

Significant Market Power

The Communications Arbitration Committee is empowered to determine which telecommunications service providers in the provision of fixed-line non-cellular voice services, mobile cellular telephone services, leased line services, and interconnection services have what is deemed Significant Market Power (“SMP”). A telecommunications operator is deemed to have SMP when it has at least a 25% market share in a specific geographic area in one of the four services noted above. The Communications Arbitration Committee also has discretionary authority to designate a telecommunications operator as a telecommunications operator with SMP based on several factors including, among others, net revenue, access to capital and the necessary asset infrastructure to reach customers. In November 2002, the Communications Arbitration Committee designated the Company, Matav, Vivendi, and Monortel, a subsidiary of UPC, as having SMP in the provision of fixed-line non-cellular voice services in their respective local markets. At the same time, the Communications Arbitration Committee identified Westel (digital) and Pannon as operators with SMP in the interconnection and cellular telephone services markets and Matav as an operator with SMP in the leased line (transmission) market. Telecommunications operators with SMP have additional obligations, some of which are summarized below.

Interconnection

Upon request, all telecommunications operators are required to interconnect their networks to another telecom operator provided that it is financially and technically feasible. A telecommunications operator designated as having SMP on the fixed local telephone line or leased line markets must submit a Reference Interconnection Offer (“RIO”) to the Communications Arbitration Committee. Once the Communications Arbitration Committee approves a RIO, the telecom operator must provide interconnection on the terms of the RIO to any telecom operator that wants interconnection. As of January 1, 2003, the interconnection fees set out in the RIO must be based on cost plus a reasonable profit calculated according to the Long Run Incremental Cost model. Such Long Run Incremental Cost model is intended to decrease interconnection fees. For example, if a telecom operator wants to connect to the Company’s network in order to provide domestic and international long distance service to the Company’s customers, the Company must provide interconnection on the terms of its RIO. The interconnection termination fees of cellular telephone providers with SMP must be cost based but they do not have to submit a RIO for approval.

Local Loop Unbundling

The LTOs (including Matav and the Company) with SMP in the provision of fixed-line non-cellular local voice telephone services are required to “unbundle” their local loop networks now that their exclusivity service periods have all expired. This means that the Company is required to allow a telecom operator to use its network to provide competing non-cellular local voice telephone services in its Operating Areas. The unbundling agreement must be on the terms of a reference unbundling offer (“RUO”) approved by the Communications Arbitration Committee, which offer must be based on cost to the LTO plus a reasonable profit based on the Long Run Incremental Cost model. The Company’s existing RUO was already approved by the Communications Authority. All third parties who want to use a LTO’s network to provide competing non-cellular local voice telephone service must take it on the terms approved by the Communications Arbitration Committee. A potentially important exception to the requirement that LTOs with SMP unbundle their networks is that a SMP-designated LTO does not have an obligation to unbundle its network if the party requesting the use of the LTO’s network is another SMP-designated telecommunications operator that is in a better position than that LTO with respect to assets, finances, revenues or the development of the international communications market. The exact meaning of this regulatory provision is not certain at this time but the Company could assert that it does not have to let certain telecom service providers in Hungary, including Matav, use the Company’s network to compete against the Company in the provision of non-cellular local voice telephone services in the Company’s Operating Areas. However, a potential competitor is not barred from building its own network in the Company’s Operating Areas. The term of this regulatory provision is also not certain at this time and the Company does not know with any certainty whether such provision would survive Hungary’s entry into the EU.

Carrier Selection

Customers other than those that have a discount tariff package pursuant to the Company’s universal service obligations are now supposed to have a choice on a call-by-call basis or on a continuing basis which provider of domestic and international long distance voice services they wish to use. The long distance provider chosen by the customer is then responsible for billing the customer for long distance charges and paying the LTO an interconnection fee for the initiation of the long distance call. The interconnection fee will be based on the LTO’s RIO approved by the Communications Arbitration Committee. However, as noted above, effective country-wide competition in the long distance market has not begun. See “– Services and Pricing – Measured Service.”

Number Portability

As of January 1, 2003 all of the telephone service providers in Hungary were supposed to ensure that their subscribers have the right to retain their telephone numbers when they change service providers. There are exceptions when a customer of a fixed line provider moves beyond a certain geographical area. The implementation of this requirement has been delayed due to a delay in the implementing regulation and because of technical and financial reasons.

Universal Services

Overview – Effective in 2002, the Communications Act placed “universal service” obligations on SMP-designated telecommunications service providers. Universal Services (“Universal Services”) include (i) access to fixed line telecommunications so that a subscriber can make and receive local, domestic long distance, and international calls, (ii) the provision of a mandated number of public pay phones, (iii) operator-assisted services, and (iv) toll-free emergency services. Each SMP-designated telephone service provider, including the Company, has entered into a Universal Services Agreement with the IC Ministry.

Universal Service Customers and Pricing - Every SMP-designated telecommunications services provider, including the Company, must offer each of their residential subscribers a discounted and affordable telephone service rate package. The goal of this discounted rate package is to encourage people without telephone service to get telephone service and to provide low usage subscribers with an incentive to keep their telephone service. The discounted rate package must include a lower monthly subscription fee with a higher variable fee for measured services. Prior to the adoption of Universal Service obligations, the Company had already adopted discounted rate packages for its low usage customers, which were approved by the Communications Authority as part of its approval of the Company’s general subscriber terms and conditions. The Company has designated its lowest discounted package as its Universal Service discounted rate package. Residential subscribers choosing this discounted rate package are not eligible for carrier selection with respect to domestic and international long distance service. See “– Services and Pricing – Measured Service.”

Universal Services Fund – To offset the cost of the provision of Universal Services, the Communications Act provided for a Universal Services Fund (“USF”). Every cellular and non-cellular telecommunications operator in Hungary is now required to contribute quarterly to the USF. Payments to the USF are based on revenue from telecommunications services from the prior year less certain items including (i) interconnection fees, (ii) revenue from the discounted Universal Services packages, and (iii) payments received from the USF. Funds from the USF are paid out to Universal Service Providers, including the Company, to offset the cost of providing Universal Services. Payments from the USF are on a per Universal Service subscriber basis. The financial support is intended to make up for the shortfall in revenue which is attributable to the difference between the revenue the Company would have received from the standard residential rate subscriber packages and the Universal Service subscriber packages mandated by Universal Services. For the Company in 2003 that amount is HUF 1,085 ($4.82) per Universal Service subscriber per month. However, there is a cap on the amount of funds payable to any LTO out of the USF, which is currently limited to payments for each Universal Service subscriber up to a maximum number of Universal Services subscribers which is equal to 25% of an LTO’s residential subscriber base. For 2002, the Company expects to receive more funds from the USF than it owes the USF.

Performance Criteria – The Company’s Universal Services Agreement provides for certain performance criteria including: deadlines for the installation of telephone service for new subscribers; minimum standards for the quality of voice and data transmission; and standard for error response. Failure to comply with these performance standards could result in financial penalties. Failure by the Company to fulfil its Universal Services obligations could result in the termination of the Company’s Universal Services Agreement which would result in the loss of benefits paid out to the Company by the USF. The Company believes that it has demonstrated substantial performance to date under its Universal Service Agreement. In addition to the above, if the Company ceases to fulfil its obligations under the Universal Services Agreement for unlawful reasons for which it is responsible, a fixed penalty of HUF 150 million (approximately $0.7 million) would be payable per geographical area per occasion by the Company.

Price Regulation

Although prices charged for some telecommunications services are not regulated, the overall price increase for local and long distance non-cellular calls, subscription fees and connection fees will still be regulated. The price for Internet service is also regulated. Calls from a fixed line to a cellular phone which were set by cellular carriers in the past are now regulated.

Internet Service

Provided that it is technically feasible, telecommunications providers designated as having SMP must allow Internet Service Providers access to their networks to provide Internet access to customers. The access is subject to the terms of a network access agreement to be entered into between the telecommunications provider and the Internet Service Provider. The charges for Internet service in Hungary are regulated and the LTOs are obligated to pass on some of the regulated fees to the Internet Service Providers through a legislated revenue sharing arrangement.

Effect of European Union Entry

In 2002 the EU passed a new regulatory framework to be implemented by its existing members in 2003. Due to Hungary’s harmonization obligations in light of its expected 2004 EU entry, the Communications Act is likely to be amended to reflect this new EU regulatory framework. The main EU provisions include: a change to the significant market power calculation to emphasize a subjective market power test rather than a fixed market percentage test; EU Member States are given more discretion with respect to Universal Services; the method of financing Universal Services will be based on a net cost calculation of such service; the introduction of number portability; and expanded powers for the regulatory authorities of the Member States.

Regulation

In November 1992, the Hungarian Parliament enacted the Hungarian Telecommunications Act of 1992 (the “Telecom Act”) which took effect in 1993. The Telecom Act gave the TTW Ministry the authority to regulate the industry, including the setting of local, domestic long distance and international rates, the sharing of revenues between the LTOs and Matav, the accrediting of equipment vendors and the setting of standards in respect of network development and services offered. The oversight of the telecommunications industry has been transferred to the IC Ministry. See “- Overview of Hungarian Telecommunications Industry – The Regulatory Framework.”

With the passage of the Communications Act, many of the provisions of the Telecom Act were superceded. In light of the new regulatory framework set out by the Communications Act, the IC Ministry and the Company are currently in negotiations regarding the termination or amendment of the Company’s Concession Contracts. At this time the Company cannot predict with certainty whether the Concession Contracts will be amended or terminated or remain unchanged. In any event the Company will retain the necessary licenses to continue its services in the Operating Areas. The terms and applicability of the Concession Contracts are further complicated by the fact that four subsidiaries of the Company entered into the Concession Contracts with the TTW Ministry. Those four subsidiaries (“KNC”, “Raba-Com”, “Papatel”, and “Hungarotel”) were merged into Hungarotel as of January 1, 2002. The terms of the Company’s Concession Contracts, which remain in force for the time being, are summarized below.

Concession Contracts

Pursuant to the Telecom Act and in accordance with the Concession Act of 1991, in connection with the award of a concession, each of the LTOs entered into a concession contract with the TTW Ministry governing the rights and obligations of the LTO with respect to each concession. Topics addressed by individual concession contracts include the royalties to be paid, guidelines concerning LTO capital structure, build-out milestones, employment guidelines and the level of required contributions to meet social and educational requirements. For example, the concession contracts stipulate that an LTO may not change its capital structure by more than 10% without the express written consent of the TTW Ministry (now the IC Ministry) and that former Matav employees generally must be retained for the first five to eight years of operation. The Company may, however, enter into termination agreements with its employees.

Corporate Governance. The amended Concession Contracts for Hungarotel and Papatel provide that two out of every five members of their Boards of Directors and one-half of the members of their Supervisory Boards be Hungarian citizens. Hungarotel, the surviving subsidiary of the Company’s merged Hungarian subsidiaries, is currently in compliance with this requirement.

Exclusivity. The Concession Contracts provided that each concession holder had the exclusive right to provide non-cellular local voice telephone services for eight years until November 2002. Therefore, any telecommunications operator now has the right to provide non-cellular local voice telephone services in the Operating Areas. See “– Summary of the Communications Act – Market Entry.”

Royalties. Each of the Company’s former subsidiaries was required by the terms of its individual Concession Contract to pay annual royalties equal to a percentage of net revenue from basic telephone services. Net revenue for this purpose is generally defined as gross revenue from basic telephone services less the fees paid to Matav. The royalty percentage may also differ by region. For example, the former subsidiaries were obligated to pay royalties in the following percentage amounts: KNC 0.1%; Raba-Com 1.5%; Hungarotel (Bekescsaba) 2.3%; Hungarotel (Oroshaza) 0.3%; and Papatel 2.3%. These amounts were paid annually, in arrears. At this time the Company does not believe that it will be obligated to pay such royalties for 2002 or beyond given the negotiations with the IC Ministry regarding amending or terminating the Concession Contracts and the introduction of Universal Service obligations. Therefore, the Company has not paid any royalties for 2002 or accrued for any such liability.

Social and Educational Contributions. In addition to the royalties described above, Concession Contracts may also call for social and educational contributions based on revenues of the Operating Company, excluding VAT. The Concession Contracts for KNC and Raba-Com required them to contribute 1.5% and 1.0% of such revenues, respectively, to support social and educational projects in their Operating Areas. While the Company is continuing to support social and educational activities, it did not make such specific contributions in 2002. At this time the Company does not believe that it will be obligated to make such contributions for 2002 or beyond given the negotiations with the IC Ministry to amend or terminate the Concession Contracts and the introduction of Universal Service obligations.

Renewal. Each Concession Contract provides for a 25-year term with the right to submit a proposal, within 18 months prior to the expiration of the Concession Contract to apply for an additional 12-1/2 years. With the enactment of the Communications Act, this renewal provision will not be applicable. The Company will retain a license to continue service.

Termination upon Lack of Performance. If an LTO is unable to comply with the terms of its concession contract, the IC Ministry has the right to abrogate the concession contract. With the enactment of the Communications Act, the Company’s performance obligations under its Concession Contracts are substantially repeated in its Universal Services Agreement. See “ – Summary of Communications Act – Performance Criteria.” If the Company’s performance is not in compliance with its obligations, it could be fined by the Regional Communications Office or, in the worst case, the IC Minstry could terminate its Universal Service Agreement which would result in the loss of benefits paid out to the Company from the USF. The Company believes that it has demonstrated substantial performance to date under its Concession Contracts and under its Universal Services Agreement and that its relations with the IC Ministry are good.

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

The equity ownership requirements and exceptions described above are contained in the June 1996 amended Concession Contracts for Hungarotel and Papatel. The equity ownership requirements expressly set forth in KNC’s and Raba-Com’s Concession Contracts call for a strict 25% plus one share Hungarian ownership requirement. However, the TTW Ministry stated, pursuant to a letter dated September 18, 1996, that it intended to treat all of the Company’s subsidiaries equally (as set forth in Hungarotel’s and Papatel’s Concession Contracts) with respect to such ownership requirements.

If the Hungarian ownership does not meet the required levels, the LTO is required to give notice to the IC Ministry, which may then require the LTO to rectify the situation within three months, or a shorter period if it is determined that there has been a delay in the required notification. With respect to the Company, Postabank, a Hungarian commercial bank, owns approximately 20.0% of HTCC which is the majority owner of Hungarotel, the Operating Company. Therefore, the Company is currently deemed in compliance with the current 10% ownership requirement. In light of the newly liberalized telecommunications laws, and the Company’s negotiations with the IC Ministry to amend or terminate the Concession Contracts, the Company believes that the IC Ministry will eliminate all Hungarian equity ownership requirements. In the event that the IC Ministry does not change the present Hungarian ownership requirements or adopts new Hungarian ownership requirements, which the Company does not expect, the Company will formulate plans to meet any such Hungarian ownership requirements although there can be no assurance that the Company will be able to increase the Hungarian ownership in a manner sufficient to comply with such requirements in the future.

Hungarian Taxation

Corporate Income Tax. The operations of the Operating Company are subject to Hungarian corporate income tax. Generally, Hungarian corporations are subject to tax at an annual rate of 18.0%. Companies which fulfilled certain criteria were entitled to a 100.0% reduction in income taxes for the five year period ending December 31, 1998 and a 60.0% reduction in income taxes for the subsequent five year period ending December 31, 2003, provided certain criteria continue to be met. See Note 1(j) of Notes to Consolidated Financial Statements. The Operating Company is currently eligible for such tax treatment. However, the corporate income tax regulations are reviewed, and subject to change, annually. Any tax increase or change in the tax exempt status of the Operating Company could have a material adverse effect on the Company.

Value Added Tax (“VAT”). The Hungarian VAT system is based on and is very similar to the one used in most European countries. VAT is a consumption tax which is fully borne by the final consumer of a product or service. The current rates of VAT in Hungary vary between 0.0% and 25.0%, depending on the type of product or service being supplied.

Social Insurance Contributions. The level of contributions for social insurance in Hungary is one of the highest in Europe. In 2002 employers were required to pay the state 29% of an employee’s gross salary as a social security contribution, 3.0% of an employee’s gross salary as the employer’s contribution to the unemployment fund, and 1.5% of an employee’s gross salary in training fund contributions. In addition, the Company must pay an additional HUF 4,500 ($19.99) per month for each employee for health insurance.

Employees

The Company had a total of approximately 603 employees, including 5 expatriates, as of March 2003. The Company considers its relations with its employees to be satisfactory.

Item 2.   Properties

The Company leases its principal executive offices in Budapest, Hungary and also has a United States office located in Seattle, WA. In addition, the Operating Company owns or leases properties throughout its Operating Areas in Hungary. The Company has secured all the necessary rights-of-way with respect to its telecommunications networks. The Company’s owned real property and telecommunications assets are secured pursuant to the Company’s secured syndicated bank credit facility. The Company believes that its leased and owned office space and real property is adequate for its present needs but periodically reviews its future needs.

Item 3.   Legal Proceedings

Dialcont

In its Annual Report on Form 10-K for 2001 and in its quarterly report on Form 10-Q for the third quarter 2002, the Company noted legal proceedings with Dialcont Kft. (“Dialcont”). In November 2002, the Company and Dialcont settled their dispute. The Company’s reserve for this settlement was more than adequate.

Local Business Tax

A provision in Hungarotel’s Concession Contracts provided for a payment by Hungarotel of a sum equal to ten times the local municipal business tax. At the time of the inception of the Concession Contracts, the local business tax was 0%. When this increased in one of the regions within the Hungarotel Operating Area in 1996, one municipality claimed that Hungarotel was liable to pay the local business tax at ten times the prevailing rate. However, the municipality has not been able to enforce this undertaking because it is not a party to the Concession Contracts. The municipality has taken this matter up with both the Communications Authority and the TTW Ministry. In May 1999, the then Hungarian Deputy State Secretary gave a verbal confirmation that the TTW Ministry would not enforce the undertaking against Hungarotel. Subsequently, in November 1999, the TTW Ministry sent a letter to the municipality informing it that the disputed business tax provision was not enforceable because the indefinite nature of the undertaking constituted an unjustified burden on Hungarotel and that the undertaking was not in compliance with the laws on Local Business Tax. The most recent development in this matter was a January 2001 letter from the municipality to the Company demanding the sum of HUF 648.0 million ($2.9 million).

The letter stated that, in the absence of payment, the municipality will take the matter up with the IC Ministry, the Communications Authority and others. There have been no other developments in this case. Hungarotel believes that this undertaking is unenforceable and intends to defend any action brought on this matter.

Fazis

During 1996 and 1997, the Company entered into several construction contracts with Fazis, a Hungarian contractor (“Fazis”) which totaled $59.0 million in the aggregate, $47.5 of which was financed by a contractor financing facility. Fazis financed the facility through Postabank. The Company and Fazis have a disagreement with respect to several issues relating to the quality and quantity of the work done by Fazis. The Company has rejected invoices from Fazis in the amount of approximately HUF 700 million (approximately $3.1 million) and Fazis subsequently sought payment under separate invoices in the amount of approximately $24 million (at historical exchange rates), which Hungarotel disputed because of quantity and quality issues and because of its counterclaim for breach of contract by Fazis, amounting to some $31 million (at historical exchange rates).

In order to resolve these issues, in 1999, the Company purchased from Postabank some of Postabank’s receivables owed by Fazis to Postabank (HUF 4.0 billion; approximately $17.8 million) with respect to the contractor financing facility. The Company also purchased from Postabank some of the obligations which the Company owed to Fazis under the contractor financing facility which were assumed by Postabank (HUF 7.0 billion; approximately $31.1 million). The Company then set off its remaining uncontested liabilities owed to Fazis (HUF 900 million; approximately $4.0 million) against the amounts owed to the Company by Fazis (HUF 4.0 billion; approximately $17.8 million). Fazis has challenged these actions by the Company in a lawsuit filed in 2001 with the Metropolitan Court in Budapest. The Company has filed counterclaims in this matter. There is a court hearing scheduled for May 2003.

In 1999 Reorg Rt. (“Reorg”), a company responsible for collecting Postabank’s bad debts, initiated debt collection proceedings against Fazis. In June 2000 Reorg claimed the benefit of certain invoices in the amount of HUF 455 million (approximately $2.0 million) that Fazis had issued to the Company, asserting that Fazis had assigned those invoices to it as security in the debt collection proceedings. The Company rejected Reorg’s claim on the grounds that Fazis had no right to assign the invoices and that, in any event, the Company has a substantive defense and a counterclaim on the merits to the underlying claims on the invoices. Reorg subsequently reduced its demand of HUF 455 million to HUF 250 million (approximately $1.1 million). The Metropolitan Court of Budapest dismissed Reorg’s claim asserting that the Metropolitan Court did not have jurisdiction and that the contractual claims should be decided by arbitration proceedings. Reorg has appealed and the Hungarian Supreme Court upheld that appeal, ordering this matter to be returned to the Metropolitan Court. The next hearing at the Metropolitan Court has been scheduled for August 2003.

At this time the outcome of any of these legal proceedings and disputes cannot be predicted with certainty. The Company believes that it will prevail on the merits. There can, however, be no assurances as to the final outcome or course of action of such dispute.

Other

The Company is involved in various other legal actions arising in the ordinary course of business. The Company is contesting these legal actions in addition to the suits noted above; however, the outcome of individual matters is not predictable with assurance. Although the ultimate resolution of these actions (including the actions discussed above) is not presently determinable, the Company believes that any liability resulting from the current pending legal actions involving the Company, in excess of amounts provided therefor, will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2002.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s Common Stock trades on the American Stock Exchange (the “Amex”) under the symbol “HTC.” Trading of the Common Stock on the Amex commenced on December 20, 1995. From December 8, 1994 through December 19, 1995, the Common Stock was quoted on the Nasdaq National Market and from December 28, 1992 through December 7, 1994 the Common Stock was quoted on the Nasdaq Small-Cap Market. In 1998, NASD, parent of The Nasdaq Stock Market, merged with the American Stock Exchange. Subsequent to the merger, The Nasdaq-Amex Market Group was created as a holding company under which both The Nasdaq Stock Market and the American Stock Exchange function as independent subsidiaries, with separate listed companies.

The following table sets forth the high and low sale prices for the Common Stock as reported by the Amex for each quarter in 2001 and 2002.

	High	Low

Quarter Ended:

2001
March 31, 2001	$9.50	5.63
June 30, 2001	8.04	5.05
September 30, 2001	5.35	2.65
December 31, 2001	5.30	3.65

2002
March 31, 2002	$5.50	4.10
June 30, 2002	8.00	4.80
September 30, 2002	8.25	5.50
December 31, 2002	8.35	5.90

On March 20, 2003, the closing sale price for the Common Stock on the Amex was $8.60.

Stockholders

As of March 21, 2003, the Company had 12,113,180 shares of Common Stock outstanding held by 93 holders of record. The Company believes that it has approximately 1,300 beneficial owners who hold their shares in street names.

The Company will furnish, without charge, on the written request of any stockholder, a copy of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, including financial statements filed therewith. Stockholders wishing a copy may send their request to the Company at 1201 Third Avenue, Suite 3400, Seattle, WA 98101-3034.

Dividend Policy

In 1999, the Company issued 30,000 shares of its Series A Cumulative Convertible Preferred Stock with a liquidation value of $70 per share to Citizens. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends in arrears at the annual rate of 5%, compounded annually on the liquidation value. To date, the Company has not paid any dividends on its preferred stock. As of December 31, 2002, the total arrearage on the Preferred Shares was $386,000. Under Delaware law, HTCC has been restricted in past years from paying dividends due to a stockholders’ deficiency. The Company intends to reevaluate its preferred stock dividend policy going forward. The Company’s secured bank credit facility has also limited and continues to limit the Company’s ability to pay dividends. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its businesses. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid on its Common Stock until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings.

At present, HTCC’s only source of cash is payments from intercompany loans, payments under its management service agreement with the Operating Company, and dividends, if any, from the Operating Company. The Operating Company’s ability to pay dividends or make other capital distributions to HTCC is governed by Hungarian law, and, as noted above, is also significantly restricted by the Company’s secured bank credit facility. The Operating Company is the borrower under the credit facility which provides that the Operating Company can only make distributions without consent to HTCC for limited purposes. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

On December 21, 2000, the Company issued 72,000 shares of Common Stock to the International Finance Corporation, a member of the World Bank Group (the “IFC”). The Company issued the shares in exchange for the IFC’s 20% equity interest in Papatel.

On March 14, 2001, the Company issued 14,001 shares of Common Stock to TDC for $7.00 per share pursuant to TDC’s preemptive rights in connection with the issuance to the IFC.

All of these unregistered issuances were in reliance upon an exemption from the registration provisions of the Securities Act of 1933 (the “Securities Act”) set forth in Section 4(2) thereof relative to transactions by an issuer not involving any public offering. Each of the purchasers was informed that the transactions were being effected without registration under the Securities Act and that the shares acquired could not be resold without registration under the Securities Act unless the sale is effected pursuant to an exemption from the registration requirements of the Securities Act.

Item 6.   Selected Financial Data

HUNGARIAN TELEPHONE AND CABLE CORP.
AND SUBSIDIARIES
Selected Financial and Operating Data
(Dollars in Thousands, Except Per Share Amounts)

For the Year	2002	2001	2000	1999	1998

Operating revenues, net	$52,182	$45,236	$42,974	$45,438	$38,707
Operating income (loss)	$23,086	$18,340	$16,469	$16,189	$(6,059)
Operating income (loss) per common share (basic)	$1.91	$1.51	$1.37	$1.68	$(1.14)
Income (loss) before extraordinary items	$27,341	$11,099	$(5,331)	$(17,773)	$(50,612)
Net income (loss)	$27,341	$11,099	$(5,331)	$3,172	$(50,612)
Net income (loss) per common share (basic)	$2.25	$0.91	$(0.45)	$0.33	$(9.53)
At Year-End
Total assets	$169,059	$136,071	$147,318	$154,683	$177,067
Long-term debt, excluding current installments	$102,165	$104,882	$124,814	$139,661	$202,881
Total stockholders’ equity (deficiency)	$29,848	$366	$(10,878)	$(6,946)	$(89,037)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company is engaged primarily in the provision of telecommunications services through its operating subsidiary, Hungarotel Tavkozlesi Rt. (“Hungarotel”). Until December 31, 2001, the Company had four other operating subsidiaries in Hungary, which merged into Hungarotel as of that date. The Company earns substantially all of its telecommunications revenues from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer’s discretion).

During 1996 and 1997, the Company embarked on a significant network development program which met its substantial demand backlog, increased the number of basic telephone access lines in service and modernized existing facilities. The development and installation of the network in each of the areas the Company operates in required significant capital expenditures.

Now that the Company’s networks are built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and maintain profitability will depend upon a number of factors, including the Company’s ability to attract additional customers both in and outside its Operating Areas and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company’s operating and marketing strategies, as well as market acceptance of telecommunications services both within and outside the Company’s Operating Areas. In addition, the Company’s profitability may be affected by changes in the Company’s regulatory environment, macroeconomic factors and other factors that are beyond the Company’s control.

The Company funded its construction costs and working capital needs over several years primarily through credit facilities with Postabank and a $47.5 million contractor financing facility. On March 30, 1999, and May 12, 1999, the Company entered into a series of transactions which restructured the Company’s debt and capital structure. As the final step in the Company’s debt and equity restructuring, on April 11, 2000, the Company entered into a EUR 130 million Senior Secured Debt Facility with a European banking syndicate. See “- Liquidity and Capital Resources.”

To date, the Company’s activities have involved the acquisition of the concessions and telecommunications networks from Matav and the subsequent design, development and construction of the modern telecommunications infrastructure that the Company now has in service. The Company paid the Ministry $11.5 million (at historical exchange rates) for its concessions, spent approximately $23.2 million (at historical exchange rates) to acquire the existing telecommunications assets in its Operating Areas from Matav, and spent $201 million through December 31, 2002 (at historical exchange rates) on the development and construction of its telecommunications infrastructure. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company’s network construction and expansion program has added 139,100 access lines through December 31, 2002 to the 61,400 access lines acquired directly from Matav. As a result, the Company had 200,500 access lines in operation at year-end 2002. During the past year, due to weakness in the economy within the areas the Company operates in and competition from the mobile market, the Company’s number of disconnections has increased such that the total number of access lines in service is lower than at the beginning of 2002 by 1.5%. The Company is attempting to address this continued decrease in access lines by developing new subscription packages, as well as through expanding into other markets within Hungary.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The Company’s accounting policies are stated in Note 1 to the Consolidated Financial Statements. The Company believes the following accounting policies are critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition Policies – The Company recognizes revenues, net of interconnect charges, when services are rendered to the customer. The Company’s pricing is subject to oversight by the Hungarian regulatory authorities. Such regulation also covers interconnection, competition and other public policy issues. The Company also recognizes revenue associated with it being a Universal Service Provider within the areas in which it operates. Regulatory interpretation of the Communications Act and related Decrees, which may involve retroactive adjustments, Hungary’s planned accession into the EU and changes in the political environment within Hungary all could result in changes in the level of the Company’s revenues, as well as the revenues associated with the Company being a Universal Service Provider. The Company monitors the decisions of the regulatory authorities and the Hungarian market closely, and will make adjustments to revenue and associated expenses if necessary. The Company records deferred costs and revenues related to the costs and related installation revenue associated with connecting new customers to the Company’s networks. Based on the SEC’s Staff Accounting Bulletin 101 (“SAB 101”), the Company amortizes these amounts over an estimated seven year average period. If a significant number of customers were to leave the service of the Company, the amortization of those deferred costs and revenues would accelerate.

Recovery of Goodwill – In 2002, and annually thereafter, the Company will assess the fair value of goodwill. To the extent that information indicates that the carrying amount of the Company’s net assets exceed the Company’s estimated fair value, the Company will recognize an impairment charge. During 2002, the Company performed its annual impairment testing with respect to goodwill, and based upon the results, the Company concluded that there is no impairment to the carrying value of goodwill reported in its financial statements. The Company’s estimates of fair value will be subject to revision as market conditions change.

Long-lived Asset Recovery – Long-lived assets, consisting primarily of property, plant and equipment and intangibles, including concession rights, comprise a significant portion of the Company’s total assets. Changes in technology, changes in the Company’s intended use of these assets and/or changes in the regulatory environment may cause the estimated period of use or the value of these assets to change. These assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and reviewing recoverability require both judgement and estimation by management. Impairment is deemed to have occurred if projected undiscounted cash flows related to the asset are less than its carrying value. If impairment is deemed to have occurred, the carrying values of the assets are written down, through a charge against earnings, to their fair value.

Contingent Liabilities – The Company establishes accruals for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assessments as to the likelihood of and estimated amount of loss. Accruals for contingent liabilities are based upon management’s assumptions and estimates, after giving consideration to the advice of legal counsel and other information relevant to the assessment of the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated accruals for contingent liabilities would be required.

Income Taxes – In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning in making these assessments. Actual income taxes could vary from these estimates due to future changes in the income tax laws or the results from reviews of the Company’s tax returns by taxing authorities.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

The Company’s Hungarian subsidiary’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2002 was 257.89, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2001 of 286.49. When comparing the year ended December 31, 2002 to the year ended December 31, 2001, it should be noted that all U.S. dollar reported amounts have been affected by this 11% appreciation in the Hungarian subsidiary’s functional currency.

Net Revenues

	Year ended

(dollars in millions)	2002	2001

Measured service revenues	$30.3	$29.2
Subscription revenues	21.0	16.1
Interconnect charges:
Incoming	2.7	2.8
Outgoing	(9.6)	(9.3)

Net	(6.9)	(6.5)

Net measured service and subscription revenues	44.4	38.8
Connection fees	2.5	2.2
Other operating revenues, net	5.3	4.2

Telephone Service Revenues, Net	$52.2	$45.2

The Company recorded a 15% increase in net telephone service revenues to $52.2 million for the year ended December 31, 2002 from $45.2 million for the year ended December 31, 2001.

Net measured service and subscription revenues increased to $44.4 million for the year ended December 31, 2002 from $38.8 million for the year ended December 31, 2001. Measured service revenues increased 4% to $30.3 million in 2002 from $29.2 million in 2001, while subscription revenues increased 30% to $21.0 million in 2002 from $16.1 million in 2001. Measured service revenues decreased in functional currency terms by approximately 7% as a result of (i) a decrease in average access lines in service from approximately 204,900 for the year ended December 31, 2001 to approximately 201,600 for the year ended December 31, 2002, (ii) lower minutes of use for some telecommunications services, and (iii) a slight decrease in call tariffs between the periods. Due to weakness in the economy in the areas in which the Company operates and industry pricing issues, both within and outside the Company’s Operating Areas, the Company did not opt to raise call tariffs on most of its calling services from July 1, 2002, although it was allowed to do so by the Hungarian regulatory authority. Subscription revenues increased in functional currency terms by approximately 17% as a result of (i) an approximate 8% increase in monthly subscription and tariff multiplier fees and (ii) the revenues associated with the Company becoming a Universal Service Provider during the period. As a Universal Service Provider the Company will receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain requirements defined in government regulations. For the year ended December 31, 2002, the Company has recognized $2.0 million in Universal Service Provider fees which are expected to be received by the Company early in 2003. The Company was not a Universal Service Provider for the year ended December 31, 2001, as the Universal Service Provider regime was only introduced as of February 1, 2002.

These revenues have been reduced by net interconnect charges, which totaled $6.9 million for the year ended December 31, 2002, as compared to $6.5 million for the year ended December 31, 2001. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 14.3% for the year ended December 31, 2001 to 13.5% for the year ended December 31, 2002. Due to the regulatory regime continuing to not liberalize the market in Hungary as quickly as expected, the Company does not expect net interconnect charges as a percentage of call and subscription revenues to decrease considerably in 2003 as compared with 2002 levels.

Other operating revenues, which include revenues generated from the provision of direct lines, operator services, internet services and other miscellaneous telephone service revenues, increased 26% to $5.3 million for the year ended December 31, 2002, as compared to $4.2 million during the year ended December 31, 2001. In functional currency terms, other operating revenues increased approximately 12% for the year ended December 31, 2002, as compared to the year ended December 31, 2001. This increase is primarily due to increased leased line and internet revenues between the two years. In U.S. dollar terms, however, this increase in other operating revenues in functional currency terms has been magnified by the 11% appreciation of the Hungarian forint.

Operating and Maintenance Expenses

Operating and maintenance expenses increased 8% to $18.9 million for the year ended December 31, 2002, as compared to $17.5 million for the year ended December 31, 2001. In functional currency terms, operating and maintenance expenses of Hungarotel decreased approximately 2% for the year ended December 31, 2002 due to continued focus on cost control, as compared to the year ended December 31, 2001. In U.S. dollar terms, however, the decrease in such costs in functional currency terms has been offset by the 11% appreciation of the Hungarian forint. There has also been a slight increase in the Company’s U.S. dollar denominated operating expenses, between the periods.

Depreciation and Amortization

Depreciation and amortization charges increased $0.7 million, or 7% to $10.1 million for the year ended December 31, 2002, from $9.4 million for the year ended December 31, 2001. Depreciation and amortization charges decreased in functional currency terms by approximately 3% due to the adoption of SFAS 142, which requires the amortization of goodwill to cease effective January 1, 2002. However, this decrease has been offset by the 11% appreciation of the Hungarian forint between the periods. Included in depreciation and amortization charges for the year ended December 31, 2001 is approximately $0.4 million of amortization relating to goodwill.

Income from Operations

Income from operations increased 26% to $23.1 million for the year ended December 31, 2002 from $18.3 million for the year ended December 31, 2001. Contributing to such improvement were higher net telephone service revenues, offset by higher operating and maintenance and depreciation and amortization expenses.

Foreign Exchange Gains

Foreign exchange gains amounted to $8.0 million for the year ended December 31, 2002, compared to $5.3 million for the year ended December 31, 2001. The foreign exchange gains for the year ended December 31, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 71.9 million and U.S. dollar 25 million denominated debt outstanding during the period. At December 31, 2002, the Hungarian forint had appreciated in value by 4.5% against the euro and by 23.9% against the U.S. dollar as compared to December 31, 2001. The foreign exchange gains for the year ended December 31, 2001 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 84.3 million denominated debt outstanding during that period. At December 31, 2001, the Hungarian forint had appreciated in value by 7.6% against the euro and by 2.0% against the U.S. dollar as compared to December 31, 2000. Included in foreign exchange gains for the year ended December 31, 2001 is approximately $0.7 million of foreign exchange losses relating to the Company’s foreign currency forward contracts. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See “- Inflation and Foreign Currency,” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk - Market Risk Exposure.”

Interest Expense

Interest expense decreased 24% to $10.4 million for the year ended December 31, 2002 from $13.6 million for the year ended December 31, 2001. This $3.2 million decrease is attributable to lower interest rates paid on the Company’s borrowings, as well as lower average debt levels outstanding between the periods. The Company’s weighted average interest rate on the Company’s debt obligations went from 8.48% for the year ended December 31, 2001, to 6.80% for the year ended December 31, 2002, a 20% decrease. See “Liquidity and Capital Resources” section below.

Interest Income

Interest income decreased to $1.0 million for the year ended December 31, 2002 from $1.3 million for the year ended December 31, 2001, primarily due to lower interest rates on Hungarian forint deposits during the period.

Income Tax Benefit

Based on the level of historical taxable income and projections of future taxable income over the periods in which the Company’s deferred tax assets are deductible, management believes it is more likely than not that the Company will realize some of the benefits of those deductible differences. As a result of this assessment, the Company recognized a deferred tax benefit of $5.5 million for the year ended December 31, 2002. No such benefit was recognized by the Company for the year ended December 31, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the future if estimates of future taxable income during the future periods are reduced. Management considers projected future taxable income and tax planning in making these assessments.

Net Income

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $27.2 million, or $2.25 per share, or $2.17 per share on a diluted basis, for the year ended December 31, 2002 as compared to $11.0 million, or $0.91 per share, or $0.89 per share on a diluted basis, for the year ended December 31, 2001.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

The Company’s Hungarian subsidiary’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2001 was 286.49, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2000 of 281.10. When comparing the year ended December 31, 2001 to the year ended December 31, 2000, it should be noted that all U.S. dollar reported amounts have been affected by this 2% devaluation in the Hungarian subsidiary’s functional currency.

Net Revenues

	Year ended

(dollars in millions)	2001	2000

Measured service revenues	$29.2	$30.7
Subscription revenues	16.1	13.1
Interconnect charges:
Incoming	2.8	3.6
Outgoing	(9.3)	(10.1)

Net	(6.5)	(6.5)

Net measured service and subscription revenues	38.8	37.3
Connection fees	2.2	2.1
Other operating revenues, net	4.2	3.6

Telephone Service Revenues, Net	$45.2	$43.0

The Company recorded a 5% increase in net telephone service revenues to $45.2 million for the year ended December 31, 2001 from $43.0 million for the year ended December 31, 2000.

Net measured service and subscription revenues increased to $38.8 million for the year ended December 31, 2001 from $37.3 million for the year ended December 31, 2000. Measured service revenues decreased 5% to $29.2 million in 2001 from $30.7 million in 2000, while subscription revenues increased 23% to $16.1 million in 2001 from $13.1 million in 2000. Measured service revenues decreased in functional currency terms by approximately 3% due to an average 3.6% decrease in call tariffs between 2000 and 2001 as a result of continued tariff re-balancing which was introduced during 2000, offset by an increase in average access lines in service from approximately 202,400 for the year ended December 31, 2000 to approximately 204,900 for the year ended December 31, 2001. Subscription revenues increased in functional currency terms by approximately 25% as a result of continued tariff re-balancing. Under tariff re-balancing, a more cost-driven payment structure is envisaged, with the actual monthly subscription fees increasing to cover network infrastructure expenses over time. In Hungary, as in many other countries over the past several years, cheaper local call charges have been subsidized by expensive international and domestic long-distance calls. The overall effect on a gross revenue basis for the Company and the telecom industry as a whole is expected to be neutral. The increase in subscription revenues in functional currency terms has been offset to an extent by the approximate 2% devaluation of the functional currency between the periods and, therefore, subscription revenues show only a 23% increase in U.S. dollar terms.

These revenues have been reduced by net interconnect charges, which totaled $6.5 million for each of the years ended December 31, 2001 and 2000. As a percentage of call and subscription revenues, net interconnect charges have declined from 14.8% for the year ended December 31, 2000 to 14.3% for the year ended December 31, 2001.

Other operating revenues, which include revenues generated from the provision of direct lines, operator services and other miscellaneous telephone service revenues, increased 17% to $4.2 million for the year ended December 31, 2001, as compared to $3.6 million for the year ended December 31, 2000.

Operating and Maintenance Expenses

Operating and maintenance expenses increased 3% to $17.5 million for the year ended December 31, 2001, as compared to $17.1 million for the year ended December 31, 2000. In functional currency terms, operating and maintenance expenses increased approximately 9% for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to inflationary increases in costs. In U.S. dollar terms, however, the increase in such costs in functional currency terms has been offset by the 2% devaluation of the Hungarian forint between the periods and a reduction in the Company’s U.S. dollar denominated operating expenses between the periods.

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

Foreign Exchange Gains (Losses)

Foreign exchange gains amounted to $5.3 million for the year ended December 31, 2001, compared to foreign exchange losses of $4.8 million for the year ended December 31, 2000. The foreign exchange gains resulted primarily from the appreciation of the Hungarian forint against the Company’s average EUR 84.3 million denominated debt outstanding during the period. At December 31, 2001, the Hungarian forint had appreciated in value by approximately 7% against the euro and by approximately 2% against the U.S. dollar as compared to January 1, 2001. Included in foreign exchange gains for the year ended December 31, 2001 is approximately $0.7 million of foreign exchange losses relating to the Company’s foreign currency forward contracts. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies.

Interest Expense

Interest expense decreased 27% to $13.6 million for the year ended December 31, 2001 from $18.5 million for the year ended December 31, 2000. This $4.9 million decrease is attributable to lower interest rates paid on the Company’s borrowings. The decrease results from the Company’s medium-term credit facility entered into in April 2000, pursuant to which the Company’s borrowings went from being mostly Hungarian forint denominated to mostly euro denominated, and the Company’s weighted average interest rate on its debt obligations went from 10.70% for the year ended December 31, 2000, to 8.48% for the year ended December 31, 2001, a 21% decrease. Included in interest expense for the year ended December 31, 2000 is approximately $1.6 million of amortization of forward points on forward foreign currency contracts accounted for under SFAS 52. The Company adopted the provisions of SFAS 133 and SFAS 138 on January 1, 2001 and the foreign currency forward contracts the Company entered into during 2001 do not qualify for hedge accounting as defined under SFAS 133 and SFAS 138.

Interest Income

Interest income decreased to $1.3 million for the year ended December 31, 2001 from $1.5 million for the year ended December 31, 2000, primarily due to lower interest rates on Hungarian forint deposits during the period.

Net Income (Loss)

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $11.0 million, or $0.91 per share, or $0.89 per share on a diluted basis, for the year ended December 31, 2001 as compared to a net loss attributable to common stockholders of $5.4 million, or $0.45 per share on a basic and diluted basis, for the year ended December 31, 2000.

Liquidity and Capital Resources

The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the Company’s operating areas required significant capital expenditures ($201 million at historical exchange rates through December 31, 2002). Since the end of 1998, the Company’s networks have had the capacity, with only normal capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within the areas in which it operates.

On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the “Debt Agreement” or “Credit Facility”) with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), which funds were used, along with $7.3 million of other Company funds (at April 20, 2000 exchange rates), to pay off the entire outstanding EUR 134 million (approximately $126 million at April 20, 2000 exchange rates) principal and interest due on the Company’s previous loan which was due to mature on May 12, 2000, and to pay fees associated with the Debt Agreement. As of December 31, 2002, the Company has repaid approximately $30.6 million, at historical exchange rates, of the original EUR 129 million drawn down. The Company believes that it will be able to continue to generate sufficient cash flow to allow it to continue to meet its working capital needs, including its obligations under the Debt Agreement.

The Debt Agreement has two facilities. Facility A is a floating rate term loan in the amount of EUR 125 million (the “Term Facility”) which principal is repayable in installments semi-annually on each June 30 and December 31 which began on June 30, 2001 and ends on December 31, 2007. The amounts of the principal repayments on the Term Facility are to be escalating percentages of the amounts drawn down. The Company borrowed the full EUR 125 million, of which EUR 84.1 million was funded in, and is repayable in, euros and the equivalent of EUR 40.9 million was funded in, and is repayable in, Hungarian forints. The portion of the Term Facility loan denominated in euros accrues interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The portion of the Term Facility loan denominated in Hungarian forints accrues interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for the portion of the Term Facility loan denominated in euros can be one, three or six months at the Company’s discretion. The applicable interest period for the portion of Term Facility loan denominated in Hungarian forints can be one or three months at the Company’s discretion. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.30%, subject to the financial performance of the Company as measured by the ratio of the Company’s senior debt to its earnings before interest, taxes, depreciation and amortization (“EBITDA”). Dependent on its cash flow, the Company will be required to prepay the equivalent of $25 million on the Term Facility until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company’s excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing. Based upon the Company’s financial performance during 2002, an excess cash flow prepayment of $2,525,000, at December 31, 2002 exchange rates, will be made.

Facility B was a floating rate revolving loan in the amount of EUR 5 million (the “Revolving Facility”) which could only be drawn down in euros. The Revolving Facility was scheduled to be reduced to EUR 2.5 million on December 31, 2005. The Revolving Facility was originally available until December 31, 2007. The Company borrowed EUR 4 million of the Revolving Facility on April 20, 2000. On November 9, 2001, the Company and its bank lenders under the Debt Agreement amended the Debt Agreement. In connection with the amendment, the Company agreed to cancel, with immediate affect, the EUR 1 million undrawn portion of the Revolving Facility. At the same time, the Company also agreed to cancel the EUR 4 million revolving loan outstanding following the scheduled repayment of such principal and accrued interest in April 2002. After May 31, 2002, the Company may request that the banking syndicate reinstate the EUR 5 million Revolving Facility. However, any such reinstatement would be at the discretion of each member of the banking syndicate individually with regard to its original commitment at April 11, 2000. The amended agreement allows for those lenders participating in the reinstatement of the revolver to increase their individual commitments such that, in the aggregate, all of the lenders participating in the reinstated Revolving Facility could provide up to the original revolver amount of EUR 5 million. As of December 31, 2002, the Company had not requested reinstatement of the EUR 5 million Revolving Facility.

The Company and Citibank Rt. (as security agent) have entered into a series of agreements to secure all of the Company’s obligations under the Debt Agreement pursuant to which the Company has pledged all of its intangible and tangible assets, including HTCC’s ownership interests in its subsidiary, and its real property. The Company is subject to restrictive covenants, including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains customary representations and warranties and customary events of default, including those related to a change of control, which would trigger early repayment of the balance under the Debt Agreement. If, prior to the Trigger Date (the date on which for the prior two fiscal quarters the Company’s debt to EBITDA ratio is less than 2.5 to 1), TDC sells any of the shares of Common Stock that it currently owns such that its shareholding is no longer at least 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark currently owns a total of 31.9% of the outstanding Common Stock. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company’s outstanding debt under the Debt Agreement without triggering an event of default under the Debt Agreement.

The Company had 12,103,180 shares of common stock outstanding as of December 31, 2002, which were held by the following parties in the percentages indicated: Postabank 20.1%; TDC 31.9%; Citizens 19.1%; and others 28.9%. On a fully-diluted basis, the Company has 15,839,372 shares outstanding, which were held by the following parties in the percentages indicated: Postabank 31.1%; Tele Danmark 24.4%; Citizens 16.5%; and others 28.0%.

Net cash provided by operating activities totaled $24.2 million for the year ended December 31, 2002, compared to $13.6 million for the year ended December 31, 2001. The increase in net cash provided by operating activities between the two periods is due to, among other things, (i) a decrease of approximately $2 million in the amount of interest paid on the Company’s debt obligations in 2002, as compared to 2001, due to a change in the dates when interest was paid, (ii) lower average debt levels and interest rates and (iii) the translation effects of the 11% appreciation of the Hungarian forint versus the U.S. dollar between the two periods. For the years ended December 31, 2002 and 2001, the Company used $4.3 million and $7.0 million, respectively, in investing activities, which was primarily used to fund additions to the Company’s telecommunications networks. Financing activities used net cash of $17.2 million for the year ended December 31, 2002, compared to $13.3 million for the year ended December 31, 2001. The cash used by financing activities was for the scheduled repayments of the Company’s short-term and long-term debt obligations.

The Company has the following major contractual cash obligations as of December 31, 2002 (at December 31, 2002 exchange rates):

	Cash Payments Due by Period (in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years

Long Term Debt	$123,562	21,397	40,440	61,725	—
Operating Leases	2,748	524	1,074	1,150	—
Construction Commitments	1,723	875	848	—	—

Total	$128,033	22,796	42,362	62,875	—

The Company’s ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under the Company’s Debt Agreement, the Company must maintain certain levels of earnings before interest, foreign exchange gains/losses, taxes, depreciation and amortization (“EBITDA”) and cash flow in order to allow it to comply with its debt covenant ratios as set out in the Debt Agreement. Until March 31, 2002, the ratios were calculated based on the Company’s U.S. dollar consolidated financial statements. With effect from June 30, 2002, the ratios are calculated based on the Company’s U.S. dollar consolidated financial statements translated into euros. This exposes the Company to the possible risk of not meeting its debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of its Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While management seeks to manage the business to be in compliance with its Debt Agreement and related covenants, management operates in a regulated environment which is subject to many factors outside of its control (i.e. the government’s political, social and public policy agenda). The Company’s liquidity may also be affected by exchange rate fluctuations due to approximately 71% of its debt not being denominated in Hungarian forints. The Company attempts to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts.

Inflation and Foreign Currency

For the year ended December 31, 2002, inflation in Hungary was approximately 5.3% on an annualized basis. It is the stated policy goal of the Hungarian government to keep inflation from exceeding approximately 5% in 2003. In May 2001, the National Bank of Hungary widened the trading band the Hungarian forint is allowed to trade within from +/- 2.25% of the mid-point of the band to +/- 15%. This widening caused the Hungarian forint to initially appreciate in value against the euro by approximately 4%. Subsequent to the band widening, and without any notice, in June 2001 the National Bank of Hungary lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. With the widening of the trading band, the potential volatility of the Hungarian forint has increased as is evidenced by the movements in the foreign exchange rates. The Hungarian forint/U.S. dollar exchange rate decreased to 225.16 as of December 31, 2002, as compared to an exchange rate of 279.03 as of December 31, 2001, an effective year-on-year appreciation of 24%. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk - Market Risk Exposure.”

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

While the Company has the ability to increase the prices it charges for its services generally commensurate with increases in the Hungarian Consumer Price Index (“CPI”) pursuant to its licenses from the Hungarian government, and as regulated by the government, it may choose not to implement the full amount of the increase permitted due to competitive and other concerns. In addition, the rate of increase in the Hungarian CPI may not be sufficient to offset potential negative exchange rate movements and as a result, the Company may be unable to generate cash flows to the degree necessary to meet its obligations in currencies other than the Hungarian forint.

Prospective Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material affect on the Company’s consolidated results of operations or financial position.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS 145 will be adopted beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. Management does not believe at this time that this Statement will have a material affect on its consolidated results of operations or financial position.

On July 30, 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF Issue No. 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initial measurement be at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002, although earlier adoption is encouraged. Management does not believe at this time that this Statement will have a material affect on its consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. Management does not believe at this time that this Statement will have an affect on its consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The Company does not use variable interest entities, therefore the application of this Interpretation is not expected to have a material affect on the Company’s consolidated results of operations or financial position.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 88% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. Due to the lifting of all foreign exchange restrictions concerning the Hungarian forint in May 2001 and the volatility in euro/U.S. dollar exchange rates, Hungarian forint/euro and Hungarian forint/U.S. dollar exchange rate variability has increased. This increase in variability is evident by the fact that the Hungarian forint/U.S. dollar exchange rate went from 247.36 as of September 30, 2002 to 225.16 as of December 31, 2002, an approximate 10% appreciation in value. At the same time, the Hungarian forint/euro exchange rate went from 243.28 as of September 30, 2002 to 235.9 as of December 31, 2002, an approximate 3% appreciation in value.

The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company’s interest expense would increase or decrease by approximately $0.4 million annually based upon the Company’s December 31, 2002 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.7 million annually based upon the Company’s December 31, 2002 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s December 31, 2002 debt level.

The Company is exposed to exchange rate risk insofar as the Company has debt obligations in currencies other than the functional currency of its Hungarian subsidiaries. Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by approximately $3.4 million, based upon the Company’s December 31, 2002 debt level. If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company’s foreign exchange rate gain or loss would increase or decrease by approximately $1.3 million based on Hungarotel’s U.S. dollar denominated borrowings from HTCC as of December 31, 2002.

The Company utilizes foreign currency forward contracts or purchases foreign currencies in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company’s long-term debt obligations. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The Company did not have any open foreign currency forwards at December 31, 2002. The counterparties to the Company’s foreign currency forward contracts are substantial and creditworthy multinational commercial banks which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

Item 8.   Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

There is incorporated in this Item 10 by reference the information appearing under the captions “Election of Directors – Current Directors and Nominees for Director” and “- Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.   Executive Compensation

There is incorporated in this Item 11 by reference the information appearing under the caption “Election of Directors” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference the information appearing under the captions “Introduction - Stock Ownership of Certain Beneficial Owners,” and “- Stock Ownership of Management” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
(as of December 31, 2002)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	615,390	$5.27	436,510
Equity compensation plans not approved by security holders	320,802	$5.03	116,445

Total	936,192		552,955

The equity compensation plans not approved by security holders set forth in the table above consist of two components – the Company’s Non-Employee Director Stock Option Plan (outstanding options to purchase 123,555 shares of Common Stock) and a individual compensation arrangement for a former executive officer (outstanding option to purchase 197,247 shares of Common Stock).

The Company’s Non-Employee Director Stock Option Plan (the “Director Plan”) was adopted by the Company’s Board of Directors in 1997. The Director Plan has 250,000 shares of available Common Stock of which unexercised options to purchase 123,555 shares of Common Stock are outstanding, 10,000 shares of Common Stock have been issued pursuant to exercised options and 116,445 shares of Common Stock are available for issuance pursuant to the grant of options in the future. The Director Plan is administered by the Compensation-Stock Option Committee of the Company’s Board of Directors. The Director Plan provides that each non-employee director shall automatically receive an option to purchase 5,000 shares of Common Stock upon their election to the Board of Directors by the Company’s stockholders each year. Each option granted shall have a ten year exercise period and vest upon the completion of the one-year board term. The exercise price per share of Common Stock is equal to the market value of a share of Common Stock calculated on the date of grant by using the prior 20 trading day average closing price of the Company’s Common Stock on the American Stock Exchange. If a director ceases to be a director of the Company, the exercise period is accelerated to 18 months following the cessation of such service (if less than the original term). The options are not transferable except for limited estate planning purposes and by the laws of descent and distribution.

The other equity compensation plan not approved by security holders was an employment agreement with a former executive officer that provided for the grant in 1995 of an option to purchase 197,247 shares of Common Stock at an exercise price of $4.00 per share. The option expires August 16, 2004.

Item 13.   Certain Relationships and Related Transactions

There is incorporated in this Item 13 by reference the information appearing under the caption “Election of Directors - Certain Relationships and Related Transactions” and “- Indebtedness of Management” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.   Controls and Procedures

Within 90 days prior to the filing of this report, the Company’s Chief Executive Officer and Controller conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based on that evaluation such officers concluded that that the Company’s disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information that it is required to be disclosed in the reports that the Company files with the SEC within the required time periods.

Since the date of the most recent evaluation of the Company’s internal controls, there have been no significant changes in such controls or, to the Company’s knowledge, in other factors that could significantly affect these controls.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

10.1

Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Raba-Com Rt., filed as Exhibit 10(y)(y) to the Registrant’s Current Report on Form 8-K for February 28, 1994 (Registrant File #1-11484) and incorporated herein by reference

10.2

Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Kelet-Nógrád Com Rt., filed as Exhibit 10(z)(z) to the Registrant’s Current Report on Form 8-K for February 28, 1994 (Registrant File #1-11484) and incorporated herein by reference

10.3

English translation of Amended and Restated Concession Contract between Pápa és Térsége Telefon Koncessziós Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996, filed as Exhibit 10.78 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.4

English translation of Amended and Restated Concession Contract between Hungarotel Távközlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Oroshaza), filed as Exhibit 10.79 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.5

English translation of Amended and Restated Concession Contract between Hungarotel Távközlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Bekescsaba), filed as Exhibit 10.80 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.6

Non-Employee Director Stock Option Plan, as amended as of March 23, 2001, files as Exhibit 10.6 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference (Compensatory Plan)

10.7	2002 Incentive Stock Option Plan of the Registrant, as amended as of May 22, 2002 (Compensatory Plan)

10.8	Employment Agreement dated as of March 17, 2003 between the Registrant and Ole Bertram (Management Contract)

10.9

Form of Warrant to Purchase Common Stock of Hungarian Telephone and Cable Corp., dated as of May 12, 1999, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.10

Form of Unsecured Note issued by Hungarian Telephone and Cable Corp. to Postabank és Takarékpénztár Részvénytársaság, dated as of May 12, 1999, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.11

EUR 130 million Senior Secured Debt Facility dated April 11, 2000 among Hungarian Telephone and Cable Corp. and its subsidiaries; Citibank N.A. and Westdeutsche Landesbank Girozentrale, as arrangers; Citibank International PLC as facility agent; and Citibank Rt. as Security Agent, filed as Exhibit 10.32 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.12

Form of Amended and Restated Unsecured Note issued by Hungarian Telephone and Cable Corp. to Postabank és Takarékpénztár Részvénytársaság, dated as of April 11, 2000, filed as Exhibit 10.33 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.13

Security Deposit Agreement dated April 11, 2000 among Hungarian Telephone and Cable Corp. as Depositor; Citibank Rt., as Depositee and Security Agent; and Hungarotel Távközlesi Rt., Rába Com. Rt., Pápa és Térsége Telefon Koncessziós Rt., and Kelet-Nógrád Com Rt., as Countersignors, filed as Exhibit 10.34 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.14

Security Deposit Agreement dated April 11, 2000 among HTCC Consulting Rt., as Depositor; Citibank Rt., as Depositee and Security Agent; and Hungarotel Távközlesi Rt., Rába Com. Rt., Pápa és Térsége Telefon Koncessziós Rt., and Kelet-Nógrád Com Rt., as Countersignors, filed as Exhibit 10.35 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.15

Amendment No.1 to the Senior Secured Debt Facility Agreement between the Registrant and its Subsidiaries and Citibank International PLC as Facility Agent dated November 9, 2001 filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

10.16

Termination and Release Agreement dated as of July 26, 1996 between the Registrant and Robert Genova filed as Exhibit 10.62 to the Registrant’s Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.17	Employment Agreement dated as of January 2, 2003 between the Registrant and Peter T. Noone (Management Contract)

10.18	Employment Agreement dated as of August 1, 2002 between the Registrant and William T. McGann (Management Contract)

11	Statement re computation of per share earnings (not required)

12	Statement re computation of ratios (not required)

13	Annual report to security holders (not required)

16	Letter re change in certifying accountant (not required)

18	Letter re change in accounting principles (None)

21	Subsidiaries of the Registrant

23	Consent of KPMG Hungaria Kft.

24	Powers of Attorney

99.1	Certificate of Chief Executive Officer and Principal Financial Officer

(b)                Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 21, 2003.

HUNGARIAN TELEPHONE AND CABLE CORP. (Registrant)
By:	/s/ Ole Bertram

Ole Bertram President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of March 21, 2003.

Signature/Name	Title

/s/William T. McGann	Treasurer and Controller (Principal Accounting Officer; Principal Financial Officer)

William T. McGann

/s/Daryl A. Ferguson	Director, Co-Chairman of the Board

Daryl A. Ferguson

/s/Thomas Gelting	Director

Thomas Gelting

/s/Torben V. Holm	Director, Co-Chairman of the Board

Torben V. Holm

/s/John B. Ryan	Director

John B. Ryan

/s/William E. Starkey	Director

William E. Starkey

/s/Leonard Tow	Director

Leonard Tow

CERTIFICATIONS

I, William T. McGann, certify that:

1. I have reviewed this annual report on Form 10-K of Hungarian Telephone and Cable Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003.
/s/ William T. McGann

William T. McGann Controller and Treasurer (Chief Accounting Officer) (Principal Financial Officer)

I, Ole Bertram, certify that:

1. I have reviewed this annual report on Form 10-K of Hungarian Telephone and Cable Corp.;

2. Based on my knowledge, annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003.
/s/ Ole Bertram

Ole Bertram President and Chief Executive Officer

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Index to Consolidated Financial Statements and Financial Statements Schedules

The following information is included on the pages indicated:

Page

Consolidated Financial Statements:

Independent Auditors’ Report	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4
Consolidated Statements of Stockholders’ Equity (Deficiency)	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 - F-29

Financial Statements Schedules:

Schedule of Quarterly Financial Data (unaudited)	S-1
Schedule I – Condensed Financial Information	S-2
Schedule II - Valuation Accounts	S-6

Independent Auditors’ Report

The Board of Directors and Stockholders
Hungarian Telephone and Cable Corp.

We have audited the accompanying consolidated balance sheets of Hungarian Telephone and Cable Corp. and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statements Schedules I and II as listed in the accompanying index. These consolidated financial statements and financial statements schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and its subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statements Schedules I and II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG HUNGÁRIA KFT.

Budapest, Hungary March 13, 2003

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2002 and 2001
(In thousands, except share data)

	2002	2001

Assets

Current assets:
Cash and cash equivalents	$13,922	9,262
Restricted cash	22	210
Accounts receivable, net of allowance of $2,256 in 2002 and $1,645 in 2001	5,646	4,797
Current deferred tax asset	1,398	—
Other current assets	4,016	1,677

Total current assets	25,004	15,946

Property, plant and equipment, net	118,721	100,971

Goodwill, net of accumulated amortization of $2,927 in 2002 and $2,363 in 2001	7,923	6,050
Other intangibles, net of accumulated amortization of $2,083 in 2002 and $1,469 in 2001	4,289	3,672
Deferred costs	5,709	6,652
Deferred tax asset	4,369	—
Other assets	3,044	2,780

Total assets	$169,059	136,071

Liabilities and Stockholders’ Equity

Current liabilities:
Current installments of long-term debt	$18,872	12,311
Short-term loans	—	3,531
Excess cash amounts due under long-term debt agreement	2,525	—
Accounts payable	1,304	1,015
Accruals	4,099	2,974
Other current liabilities	2,052	1,551
Due to related parties	386	957

Total current liabilities	29,238	22,339

Long-term debt, excluding current installments	102,165	104,882
Deferred credits and other liabilities	7,808	8,484

Total liabilities	139,211	135,705

Commitments and Contingencies

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2002 and 2001	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,103,180 shares in 2002 and 2001	12	12
Additional paid-in capital	144,778	144,706
Accumulated deficit	(131,917)	(159,151)
Accumulated other comprehensive income	16,975	14,799

Total stockholders’ equity	29,848	366

Total liabilities and stockholders’ equity	$169,059	136,071

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2002, 2001 and 2000
(In thousands, except share and per share data)

	2002	2001	2000

Telephone services revenues, net	$52,182	45,236	42,974

Operating expenses:
Operating and maintenance expenses	18,947	17,506	17,077
Depreciation and amortization	10,149	9,390	9,428

Total operating expenses	29,096	26,896	26,505

Income from operations	23,086	18,340	16,469
Other income (expenses):
Foreign exchange gains (losses), net	8,028	5,308	(4,842)
Interest expense	(10,383)	(13,557)	(18,500)
Interest income	1,013	1,337	1,482
Other, net	108	(329)	60

Net income (loss) before income taxes	21,852	11,099	(5,331)

Income tax benefit (expense)	5,489	—	—

Net income (loss)	$27,341	11,099	(5,331)

Cumulative convertible preferred stock dividends (in arrears)	(107)	(107)	(107)

Net income (loss) attributable to common stockholders	27,234	10,992	(5,438)

Foreign currency translation adjustment	2,176	147	956

Total comprehensive income (loss)	$29,410	11,139	(4,482)

Earnings (loss) per common share – basic:

Net earnings (loss)	$2.25	0.91	(0.45)

Earnings (loss) per common share – diluted:

Net earnings (loss)	$2.17	0.89	(0.45)

Weighted average number of common shares outstanding:

Basic	12,103,180	12,099,996	12,010,660

Diluted	12,596,661	12,523,158	12,010,660

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (Deficiency)
Years ended December 31, 2002, 2001 and 2000
(In thousands, except share data)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)

Balances at December 31, 1999	11,981,579	$11	—	144,052	(164,705)	13,696	$(6,946)
Exercise of options and warrants	33,600	—	—	262	—	—	262
Modification of option terms	—	—	—	(45)	—	—	(45)
Shares issued to International Finance Corporation	72,000	1	—	332	—	—	333
Cumulative convertible preferred stock dividends (in arrears)	—	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(5,331)	—	(5,331)
Foreign currency translation adjustment	—	—	—	—	—	956	956

Balances at December 31, 2000	12,087,179	$12	—	144,601	(170,143)	14,652	$(10,878)
Exercise of options and preemptive rights	16,001	—	—	114	—	—	114
Modification of option terms	—	—	—	(9)	—	—	(9)
Cumulative convertible preferred stock dividends (in arrears)	—	—	—	—	(107)	—	(107)
Net income	—	—	—	—	11,099	—	11,099
Foreign currency translation adjustment	—	—	—	—	—	147	147

Balances at December 31, 2001	12,103,180	$12	—	144,706	(159,151)	14,799	$366
Modification of option terms	—	—	—	72	—	—	72
Cumulative convertible preferred stock dividends (in arrears)	—	—	—	—	(107)	—	(107)
Net income	—	—	—	—	27,341	—	27,341
Foreign currency translation adjustment	—	—	—	—	—	2,176	2,176

Balances at December 31, 2002	12,103,180	$12	—	144,778	(131,917)	16,975	$29,848

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Net cash provided by operating activities	$24,175	13,577	8,291

Cash flows from investing activities:
Construction of telecommunications networks	(4,231)	(7,046)	(8,786)
(Increase) decrease in construction deposits	(219)	(36)	26
Acquisition of interests in subsidiaries	—	—	(343)
Other	122	37	288

Net cash used in investing activities	(4,328)	(7,045)	(8,815)

Cash flows from financing activities:
Borrowings under long-term debt agreements	—	—	117,170
Borrowings under short-term debt agreements	—	—	3,754
Proceeds from exercise of options and warrants	—	114	262
Deferred financing costs paid under long-term debt agreements	—	—	(3,104)
Repayments of short-term debt	(3,595)	—	—
Repayments of long-term debt	(13,601)	(13,441)	(117,534)

Net cash (used in) provided by financing activities	(17,196)	(13,327)	548

Effect of foreign exchange rate changes on cash	2,009	461	(1,625)

Net increase (decrease) in cash	4,660	(6,334)	(1,601)

Cash at beginning of year	9,262	15,596	17,197

Cash at end of year	$13,922	9,262	15,596

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(1)       Summary of Significant Accounting Policies

(a)       Description of Business

Hungarian Telephone and Cable Corp. (“HTCC” and together with its consolidated subsidiary, Hungarotel, the “Company”) was organized on March 23, 1992 to own and manage telecommunications companies in Hungary. Four former subsidiaries of the Company (“the Operating Companies”) were engaged in the ownership and operation of public switched telephone services. Two of the operating companies commenced operations in two concession regions in 1995 and the other two commenced operations in three additional concession areas effective January 1, 1996. On January 1, 2002, the Company legally merged the Operating Companies, along with its Hungarian holding company, into one of the existing Operating Companies, Hungarotel Távközlési Rt. (“Hungarotel”).

(b)      Principles of Consolidation and the Use of Estimates

The consolidated financial statements include the financial statements of Hungarian Telephone and Cable Corp. and its subsidiary, Hungarotel. All material intercompany balances and transactions have been eliminated.

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)       Revenue Recognition

Telephone service revenues are recognized as services are provided and are primarily derived from usage of the Company’s local exchange networks and facilities or under revenue sharing agreements with other service providers. Revenues are stated net of interconnect charges.

In the fourth quarter of 2000, the Company implemented the SEC’s Staff Accounting Bulletin No. 101 (“SAB 101”), with effect from January 1, 2000, which requires connection fees and corresponding direct incremental costs to be deferred and amortized over future periods. As a result of the implementation of SAB 101, connection fees and costs recognized in prior periods were deferred and are being amortized over the estimated average subscriber life of 7 years. There was no cumulative effect on earnings from the adoption of SAB 101 in 2000, nor has its adoption had a material impact on the Company’s results of operations for any period presented. Following the adoption of SAB 101, the amortization of deferred connection fee revenue and associated direct incremental costs is included in telephone service revenues and operating and maintenance expenses.

(d)      Foreign Currency Translation

The statutory accounts of the Company’s consolidated subsidiary and affiliates are maintained in accordance with local accounting regulations and are stated in local currency. Local statements are adjusted to U.S. GAAP, and then translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“SFAS 52”).

Since commencement of revenue generating activities, the Company has used the Hungarian forint (“HUF”) as the functional currency for its Hungarian subsidiary. Accordingly, the subsidiary’s foreign currency assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of other comprehensive income in stockholders’ equity. Foreign exchange fluctuations related to intercompany balances are included in equity if such balances are intended to be long-term in nature. At the time the Company settles such balances, the resulting gain or loss is reflected in the consolidated statement of operations. Gains and losses from foreign currency transactions and the marking to market of assets or liabilities not denominated in Hungarian forints are included in operations in the period in which they occur.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

The translation of the subsidiary’s forint denominated accounts into U.S. dollars, as of December 31, 2002, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 279.03 as of December 31, 2001, to 225.16 as of December 31, 2002, an approximate 24% appreciation in value.

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

The Company recorded amortization expense related to goodwill of approximately $400,000 for each of the years ended December 31, 2001 and 2000. The adoption of SFAS 142 has eliminated the goodwill charge in 2002. Intangible assets, which consist of concession rights, have finite lives and continue to be amortized over the twenty-five year concession period using the straight-line method.

During 2002, the Company performed the required SFAS No. 142 impairment test, with respect to goodwill. The first step of this test requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. If the current fair value is less than the carrying value, then the Company will perform the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current value of the goodwill, and to record any excess as an impairment. Based upon the results, the Company concluded that there is no impairment of the carrying value of goodwill reported in its financial statements for the year ended December 31, 2002.

(i)       Stock Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” in measuring compensation cost for stock based compensation awards, and to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method, as defined in SFAS No. 123, had been applied.

The Company applies APB Opinion No. 25 and related interpretations in measuring compensation cost under its stock based compensation plans. As a result of a modification to the options of a former employee, the Company has recognized a compensation expense of $72,000 in 2002, while in 2001 and 2000, the Company recognized a benefit of $9,000 and $45,000, respectively. The exercise price of all remaining options has equaled or exceeded the fair market value of the Company’s common stock price at the respective grant dates and therefore, no compensation expense has been recognized by the Company. Had the Company determined compensation cost for options issued under the plans based on

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

the fair value at the grant date in conformity with SFAS No. 123, the Company’s net pro forma earnings (loss) and earnings (loss) per share would have been as follows:

	2002	2001	2000

	(in thousands)
Earnings (loss) As reported	$ 27,341	$ 11,099	($5,331)
Plus: stock-based compensation expense (benefit) included in reported earnings	72	(9)	(45)
Less: stock-based compensation expense determined under fair- value method	635	548	519

Pro forma	$ 26,778	$ 10,542	($5,895)
Earnings (loss) per share – Basic:
As reported	$ 2.25	$ 0.91	($0.45)
Pro forma	$ 2.20	$ 0.86	($0.50)
Earnings (loss) per share – Diluted:
As reported	$ 2.17	$ 0.89	($0.45)
Pro forma	$ 2.13	$ 0.84	($0.50)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

(j)       Income Taxes

Deferred tax assets and liabilities, net of valuation allowances, are recognized for the future tax consequences attributable to operating loss and tax credit carry-forwards, and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company’s Hungarian operating subsidiaries were 100% exempt from Hungarian income tax for a period of five years beginning from January 1, 1994, and are 60% exempt for the subsequent five years, as long as (1) capitalization stays above 50,000,000 HUF (approximately $222,000 at December 31, 2002 exchange rates), (2) foreign ownership exceeds 30% of the registered capital, and (3) more than 50% of the revenue earned arises from telecommunication services.

(k)      Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, or preferred securities were converted, and that the proceeds from such exercises or conversions were used to acquire shares of common stock at the average market price during the reporting period.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the years ended December 31:

	2002	2001	2000

($ in thousands,except share data)

Net income (loss) attributable to common stockholders (A)	$27,234	$10,992	$(5,438)
plus: preferred stock dividends	107	107	107

Net income (loss) (B)	$27,341	$11,099	$(5,331)

Determination of shares:
Weighted average common shares outstanding –basic (C)	12,103,180	12,099,996	12,010,660
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	493,481	423,162	—

Weighted average common shares outstanding –diluted (D)	12,596,661	12,523,158	12,010,660
Earnings (loss) per common share:
Basic (A/C)	$2.25	$0.91	$(0.45)
Diluted (B/D)	$2.17	$0.89	$(0.45)

For the years ended December 31, 2002 and 2001, 2,624,400 and 2,874,400 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the year. For the year ended December 31, 2000, common stock equivalents and convertible preferred stock of 3,734,637 were excluded from the computation of diluted net loss per common share because the effect of their inclusion would be antidilutive.

(l)       Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

On January 1, 2002, the Company adopted SFAS No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting method for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The adoption of this statement had no significant impact on the Company’s results of operations or financial position.

The Company evaluates the carrying value of long-lived assets to be held and used, including goodwill, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the estimated costs of disposal.

(m)     Fair Value of Financial Instruments and Foreign Exchange Financial Instruments

The Company’s financial instruments include cash, receivables, other current assets, accounts payable, accruals and other current liabilities, short- and long-term debt, and foreign currency forward contracts. The carrying amounts of cash, receivables, other current assets, accounts payable, accruals and other current liabilities and short-term debt approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt approximates its carrying value as the debt carries a floating interest rate.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Foreign exchange financial instrument contracts are utilized by the Company to manage certain foreign exchange rate risks. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

The Company applies the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, as subsequently amended by Statement of Financial Accounting Standards No. 138 (“SFAS 138”) in its financial statements. Accordingly, the Company carries its foreign currency forward contracts at fair value in its consolidated balance sheet. The fair value is based on forward rates provided by the counterparty bank with which the Company enters into the forward contract. The foreign currency forward contracts the Company has entered into do not qualify for hedge accounting, as defined under SFAS 133 and 138, and, accordingly, changes in the fair value of the forward contracts are reported in the consolidated statement of operations and comprehensive income, as a part of net foreign exchange gains (losses).

The fair value of the Company’s foreign currency forward contracts at December 31, 2001 was approximately $6,000. The Company did not have open foreign currency forward contracts at December 31, 2002.

(2)       Cash

At December 31, 2002, cash of $13,922,000 is comprised of the following: $276,000 on deposit in the United States and $13,646,000 consisting of $75,000 denominated in U.S. dollars, the equivalent of $126,000 denominated in euros and the equivalent of $13,445,000 denominated in Hungarian forints on deposit with banks in Hungary.

(3)       Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2002 and 2001 are as follows:

	2002	2001	Estimated Useful Lives

	(in thousands)
Land and Buildings	$8,282	6,602	25 to 50 years
Telecommunications equipment	163,215	128,920	7 to 25 years
Other equipment	7,909	6,362	5 years
Construction in progress	1,330	655

	180,736	142,539
Less: accumulated depreciation	(62,015)	(41,568)

	$118,721	100,971

(4)       Short-Term Loans

Short-term loans at December 31, 2002 and 2001 consist of the following:

	2002	2001

	(in thousands)

Revolving loan - EUR 4,000,000	$—	3,531

The Company had a EUR 5 million Revolving Loan Facility, which formed part of the EUR 130 million Senior Secured Debt Facility Agreement (see Note 5). Under an amendment to the Senior Secured Debt Facility Agreement dated November 9, 2001, the Company agreed to cancel the revolving loan facility following the scheduled repayment of such principal and accrued interest in April 2002.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(5)       Long-term Debt

Long-term debt at December 31, 2002 and 2001 consists of the following:

	2002	2001

	(in thousands)
Loan payable, interest at EURIBOR + applicable margin (4.68% at December 31, 2002), payable in 14 semi-annual installments beginning June 30, 2001 with final payment due December 31, 2007; EUR 64,784,000 outstanding at December 31, 2002	$67,873	65,362
Loan payable, interest at BUBOR + applicable margin (10.13% at December 31, 2002), payable in 14 semi-annual installments beginning June 30, 2001 with final payment due December 31, 2007; HUF 8,088,739,000 outstanding at December 31, 2002	35,924	33,129
Notes payable, interest at USD LIBOR + 3.5% (4.90% at December 31, 2002), due March 31, 2007 (less unamortized discount based on imputed interest rate of 5% - $5,235,000 in 2002; $6,298,000 in 2001)	19,765	18,702

Total long-term debt	$123,562	117,193
Less current installments and excess cash amounts due	21,397	12,311

Long-term debt, excluding current installments and excess cash amounts due	$102,165	104,882

The aggregate amounts of maturities of long-term debt for each of the next five years, and in aggregate thereafter, at December 31, 2002 exchange rates, are as follows: 2003, $21,397,000; 2004, $18,872,000; 2005, $21,568,000; 2006, $24,265,000; 2007, $37,460,000 and $0 thereafter.

On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the “Debt Agreement” or “Credit Facility”) with a European banking syndicate. The Company drew down EUR 129 million of the Credit Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), the funds of which were used, along with $7.3 million of other Company funds (at April 20, 2000 exchange rates) to pay off the outstanding EUR 134 million (approximately $126 million at April 20, 2000 exchange rates) principal and interest due on a Bridge Loan from Postabank és Takarékpénztár (“Postabank”). The Debt Agreement has two facilities, comprising the Revolving Facility described in Note 4 and the Term Facility described below.

The Term Facility is a floating rate term loan in the amount of EUR 125 million, for which principal is repayable semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The amounts of the principal repayments on the Term Facility are to be escalating percentages of the amounts drawn down. The Company borrowed the full EUR 125 million, of which EUR 84,135,000 was funded, and is repayable, in euros, and the equivalent of EUR 40,865,000 was funded, and is repayable, in Hungarian forints. The Term Facility loans denominated in euros accrue interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The Term Facility loans denominated in Hungarian forints accrue interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for Term Facility Loans denominated in euros can be one, three or six months. The applicable interest period for Term Facility Loans denominated in Hungarian forints can be one or three months. Interest is payable at the end of each interest period. The Applicable Margin is initially 1.75%. The Applicable Margin may be adjusted downward incrementally to a minimum of 1.30% subject to the financial performance of the Company as measured by the ratio of the Company’s senior debt to its earnings before interest, taxes, depreciation and amortization (“EBITDA”). Dependent on its cash flow, the Company will be required to prepay the equivalent of $25 million on the Term Facility until such time as $25 million has been prepaid. The amount of the prepayment in any year shall be at least 50% of the Company’s

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing. Based upon the Company’s financial performance during 2002, an excess cash flow prepayment of $2,525,000 at December 31, 2002 exchange rates will be made. This amount has been included as a current liability in the Company’s balance sheet as of December 31, 2002.

The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2,508,000 at April 20, 2000 exchange rates), which is included in other assets along with other direct costs incurred in obtaining the Debt Agreement, and is being amortized over the term of the related debt. In addition, an annual agency fee in the amount of $60,000 is paid.

The Company utilizes foreign currency forward contracts or purchases foreign currencies in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company’s long-term debt obligations. The forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The Company did not have any open foreign currency forwards at December 31, 2002. The contracted amount of foreign currency forwards at December 31, 2001 was EUR 6,085,000 (approximately $5,372,000 at historical exchange rates). The counterparties to the Company’s foreign currency forward contracts are substantial and creditworthy multinational commercial banks which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

The Company and Citibank Rt. (as security agent) have entered into a series of agreements to secure all of the Company’s obligations under the Debt Agreement pursuant to which the Company has pledged all of its intangible and tangible assets, including HTCC’s ownership interests in its subsidiary, and its real property. The Company is subject to restrictive covenants, including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains customary representations and warranties and customary events of default, including those related to a change of control, which would trigger early repayment of the balance under the Debt Agreement. If, prior to the Trigger Date (the date on which for the prior two fiscal quarters the Company’s debt to EBITDA ratio is less than 2.5 to 1), Tele Danmark sells any of the shares of Common Stock that it currently owns such that its shareholding is no longer at least 30.1% of the outstanding Common Stock, then an event of default shall have occurred. Tele Danmark currently owns a total of 31.9% of the outstanding common stock. Following the Trigger Date, Tele Danmark can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company’s outstanding debt under the Debt Agreement without triggering an event of default under the Debt Agreement.

In May 1999, the Company issued notes to Postabank, a related party (see note 13), in an aggregate amount of $25 million with detachable warrants (the “Warrants”). The Notes accrue interest, which is payable semi-annually, at the USD LIBOR rate applicable for the six month interest period plus 3.5% (4.90% at December 31, 2002). The Notes which mature in 2007, are transferable. The Warrants enable Postabank to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The fair value of the warrants amounted to $8.8 million and was credited to additional paid-in capital, with the offsetting charge being accounted for as a discount on the Notes. The fair value of the warrants was determined using the Black-Scholes Option valuation model. The unamortized discount on the notes at December 31, 2002 was approximately $5.2 million, and is reflected as a reduction of the carrying amount of the Notes. The Company has the right to terminate the Warrants in full or proportionately prior to January 1, 2004 provided that the Company (i) repays a proportionate amount of the outstanding principal on the Notes to the holders of such Notes and (ii) pays an additional 7.5% of the aggregate principal amount of the Notes repaid concurrently with the termination of the Warrants to the holders of the Warrants.

(6)       Deferred Credits and Other Liabilities

During 1999, the Company’s operating subsidiary entered into agreements with the Hungarian Ministry of Transportation, Telecommunications and Water Management (the “Ministry”) for the relinquishment of rights to use broadcasting frequencies previously granted by the Ministry. The frequencies were used to provide telephone services to certain customers. Under the first agreement, the Ministry paid HUF 557 million

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

($2,205,000 at historical exchange rates), which was equal to the net book value of the equipment which was required to be taken out of service. Under the second agreement, the Ministry paid HUF 308 million ($1,278,000 at historical exchange rates) as a contribution towards the cost of new fixed network equipment. The amounts received under these agreements were credited to deferred credits and other liabilities, and under the first agreement are offset against the cost of the related equipment and, under the second agreement, are offset against the cost of the new equipment.

Included in deferred credits and other liabilities at December 31, 2002 and 2001, is $5,709,000 and $6,652,000, respectively, of connection fee revenues, from current and prior years, which have been deferred following the Company’s implementation of SAB 101 during the fourth quarter of 2000. Similar amounts, representing the associated deferred costs, are included in deferred costs at December 31, 2002 and 2001.

(7)       Income Taxes

The income before income taxes by tax jurisdiction for the years ended December 31 was as follows:

	2002	2001	2000

	(in thousands)
Income before income taxes:
United States	$328	$798	2,486
Hungary	21,524	10,301	(7,817)

Total income before income taxes	$21,852	$11,099	$(5,331)

The income tax benefit is attributable to income/loss from continuing operations and consists of the following for the years ended December 31 as follows:

	2002	2001	2000

	(in thousands)
Current tax expense (benefit):
United States	$—	$—	$—
Hungary	—	—	—

Total Current tax expense (benefit)	$—	$—	$—

Deferred tax expense (benefit):
United States	$(1,050)	$—	$—
Hungary	(4,439)	—	—

Total Deferred tax expense (benefit)	$(5,489)	$—	$—

Total income tax expense (benefit)	$(5,489)	$—	$—

The statutory U.S. Federal tax rate for the years ended December 31, 2002, 2001 and 2000 was 35% and the Hungarian corporate income tax rate for the years ended December 31, 2002, 2001 and 2000 was 18%. For Hungarian corporate income tax purposes, Hungarotel was entitled to a 100% reduction in income taxes for the five year period ending December 31, 1998 and is now entitled to a 60% reduction in income taxes for the subsequent five year period ending December 31, 2003. A reconciliation of income tax expense at the Hungarian statutory income tax rate to actual income tax expense (benefit) for the years ended December 31 is as follows:

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	2002	2001	2000

	(in thousands)
Income tax expense (benefit) “expected” at Hungarian statutory rate of 18%	$3,933	$1,998	($960)
Benefit of reduced tax rate	(2,344)	(1,112)	—
Utilization of net operating loss carryforwards not previously recognized	(1,762)	(1,022)	—
Current net operating loss not utilized	—	—	536
Foreign tax differential	56	136	424
Non-deductible expenses	117	—	—
Release of deferred tax valuation allowance	(5,489)	—	—

Income tax expense (benefit)	$(5,489)	$—	$—

For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 2002 of approximately $28,132,000 which expire as follows: 2010, $4,944,000; 2011, $6,328,000; 2012, $3,458,000; 2018, $1,925,000; and 2019, $11,477,000. As a result of various equity transactions, management believes the Company experienced an “ownership change” in 1999, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not impact the ultimate recovery of the U.S. net operating loss, although it may defer the realization of the tax benefit associated with certain of the next operating loss carryforwards.

For Hungarian corporate income tax purposes, the Hungarian subsidiaries have unused net operating loss carryforwards at December 31, 2002, at current exchange rates, of approximately $37,824,000. Of this amount, $9,546,000 may be carried forward indefinitely while $3,259,000 may be carried forward until 2003, $11,924,000 until 2004 and $13,095,000 until 2005.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31

	2002	2001

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,924	19,374
Accrued stock compensation	1,467	1,467
Accrued interest expense	2,067	2,106
Fixed asset revaluation for tax	5,602	—
Other	1,874	399

Total gross deferred tax assets	24,934	23,346

Less: valuation allowance	(12,409)	(23,346)

Net deferred tax assets	12,525	—

Deferred tax liabilities:
Accrued termination benefits	(346)	—

Deferred income on fixed asset revaluation	(2,917)	—

Other	(783)	—

Accrued foreign exchange rate gain	(2,712)	—

Total gross deferred tax liabilities	(6,758)	—

Net deferred tax assets	$5,767	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and loss carryforwards are deductible. Determining the level of future taxable profits is inherently subjective and, to the extent that the Company’s actual results differ from the forecasts, the asset may not be recovered. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deferred tax assets, net of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the future periods are reduced. Management considers projected future taxable income and tax planning in making these assessments. During 2002 and 2001, the valuation allowance decreased by $10,937,000 and $2,250,000, respectively.

(8)       Commitments and Contingencies

(a)       Concession Agreements

The Company has concession agreements with the Information and Communication Ministry, as successor to the Prime Minister’s Office and the Ministry of Transportation, Telecommunications and Water Management (in all cases, “the Ministry”), to own and operate local public telephone networks in five regions of Hungary. Each of the concession agreements is for a term of 25 years, ending in 2019, and provided for an eight-year exclusivity period up to November 2002. Currently, the Company, is in the process of negotiating with the Ministry on the mutual termination or amendment of the concession agreements, as these are not compatible with the liberalised telecommunications market following the introduction of Act XL of 2001 on Communications (the “Communications Act”) on December 23, 2001.

(b)      Annual Concession Fees

The Company’s concession agreements provide for the payment by the Company of annual concession fees of between 0.1% and 2.3% of net telephone service revenues depending on the concession area. The Company accrued the annual concession fee amounts for 2001 of HUF 157 million (approximately $0.7 million at December 31, 2002 exchange rates), but as of December 31, 2002 has not paid this amount. It has neither accrued for nor paid the annual concession fees for 2002, which would total approximately HUF 142 million (approximately $0.6 million at December 31, 2002 exchange rates). The Communications Act has replaced the concession system with a notification system under which new operators may offer telecommunications services in competition with the Company in the Company’s operating areas merely upon notification to the Communications Authority and the payment of a nominal fee of HUF 10,000 (approximately $40 at December 31, 2002 exchange rates). A new operator would require a license if it intended to use radio frequencies, to build its own network or to allocate a number range to subscribers, but the granting of such licenses is by-and-large an administrative matter. The Company paid one-time concession fees to the Hungarian state when the concessions were originally granted and it was expected that if, after the expiry of the eight-year exclusivity periods, the state were to grant new operators rights to compete against the Company in its operating areas, such rights would have been granted following a tender, with the new operators having to pay a more than nominal fee for the rights in the same manner that the Company originally paid for its concessions.

The concession agreements contain an equal treatment clause that explicitly states that the Minister should not treat the concession company in an unequal or prejudicial manner compared to other telecommunications companies. The Company believes that the move from the concession system to the notification system, a system in which there are effectively no barriers to entry, breached its legitimate expectation that the Company would continue to benefit from the one-off concession fees it paid even after the end of its exclusivity periods because any competitor would also have to make a real investment in the form of the tender fee or similar in order to compete.

Pending the outcome of the current negotiations on the mutual termination or amendment of the concession agreements, the Company has thus far withheld the payment of the concession fees for 2001.

For 2002, the Company believes that it is not required to pay concession fees at all. In addition to the local loop unbundling obligations, the Communications Act imposed universal service obligations on

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

the Company. These universal service obligations are now incorporated in a Universal Service Agreement between the Company and the Ministry.

The link between the end of the concession agreements and the coming into force of the universal service obligations is recognised by Section 106(5) of the Communications Act, which states that “In connection with the amendment of concession agreements to ensure the provision of the universal service, the Minister may, in justified cases, reduce the concession fee payment liability or release service providers therefrom, and, in parallel with the conclusion of the universal service agreement, may initiate the termination of the concession contract by mutual agreement”.

The Universal Service Agreement states that “the Parties undertake to start bona fide negotiations within 30 days of the execution of this Agreement regarding the amendment or cancellation of the concession contract provisions remaining in force”. These negotiations are currently in progress. The Company believes that the request from the Minister to pay the annual concession fees for (a) 2001 is subject to a counterclaim by the Company arising as a result of the State replacing the concession system with the notification system and (b) 2002 is based on groundless arguments and is a breach of the equal treatment clause (referred to above) in the concession agreements.

Accordingly, the Company believes that it is unlikely that the Minister will be able to successfully enforce its claim in respect of the annual concession fees for 2002.

(c)       Service Quality Criteria

The Universal Services Agreement provides for certain performance criteria, including deadlines for installing subscriber access, error response times and voice and date transfer quality. The performance parameters are detailed in the Universal Services Agreement and failure to meet them will result in a financial penalty linked to the degree of the failure in each case. As in the case of the performance requirements contained in the concession agreements, the Company believes it has fulfilled the performance requirements thus far, and will continue to do so, in all material respects. In addition to the above, if the Company ceases to fulfil its obligations under the Universal Services Agreement for unlawful reasons for which it is responsible, a fixed penalty of HUF 150 million (approximately $0.7 million at December 31, 2002 exchange rates) would be payable per geographical area per occasion by the Company.

(d)      Hungarian Ownership

In the concession agreements with Hungarotel and one of its predecessor companies, as amended on June 3, 1996, the Ministry stipulated that each comply with certain Hungarian ownership requirements so that by June 3, 2003, Hungarian ownership must consist of at least 25% plus one share. For the period between June 3, 1996 and June 3, 2003, Hungarian ownership must be at least 10%, except that during such period, Hungarian ownership may be reduced to as low as 1% for a period of up to two years. During the seven-year period, while the Hungarian ownership block is required to be at least 10%, that 10% equity holding must have voting power of at least 25% plus one share, thus providing Hungarian owners the right to block certain transactions which, under Hungarian corporate law, require a supermajority (75%) of stockholders voting on the matter, such as mergers and consolidations, increases in share capital and winding-up.

For these purposes, “Hungarian ownership” means shares owned by Hungarian citizens. Shares owned by a corporation are considered Hungarian owned only in proportion to the Hungarian ownership of such corporation. The concession holding company can also fulfill the 25% plus one share Hungarian ownership requirement by listing their shares on the Budapest Stock Exchange.

The Hungarian ownership requirements in the concession agreements with two of Hungarotel’s other predecessor companies call for a strict 25% plus one share Hungarian ownership. However, the Ministry stated, pursuant to a letter dated September 18, 1996, that it intended that all of Hungarotel’s predecessor companies be treated equally with respect to such ownership requirements.

Following a capital transaction with Postabank in May 1999, Hungarotel is deemed in compliance with the 10% ownership requirement, however it is not currently in compliance with the 25% voting requirement. Failure to comply with the 25% Hungarian ownership requirement at the end of the seven-

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

year period, which expires in 2003, might be considered a serious breach of a concession agreement, giving the Ministry the right, among other things, to terminate the concession agreements. However, as stated above, the Company is in the process of negotiating with the Ministry on the mutual termination of these concession agreements, which may remove the Hungarian ownership requirements.

The content, effect or timing of any amended terms are unknown at the present time, however, the Company believes that it will be able to negotiate new ownership terms satisfactory to both it and the Ministry. In giving his consent to the December 31, 2001 merger of Hungarotel and its predecessor companies, the then Minister urged Hungarotel to take all reasonable steps to comply with the Hungarian ownership rules and stated that, in the meantime, it should continue to ensure that Hungarian representation on the company’s management bodies corresponds to a 25%+1 share shareholding, regardless of the actual shareholdings.

(e)       Construction Commitments

The Company has a long-term frame contract with Siemens which provides for the continued expansion of a local telephone network and the addition of new subscribers in one of its operating areas. $1.2 million (at December 31, 2002 exchange rates) of this contract remains to be spent.

The Company has signed an agreement with a cable television operator in one of its operating areas to split the groundwork and pavement reconstruction costs in installing an underground cable duct system. The final phase of this network construction project is expected to be completed during 2003 in the amount of approximately $0.5 million (at December 31, 2002 exchange rates).

(f)       Leases

The Company and its subsidiaries lease office and other facilities in the United States and Hungary, which require minimum annual rentals. Rent expense under operating lease agreements for the years ended December 31, 2002, 2001 and 2000, was $411,000, $296,000 and $301,000, respectively, and is included in operating and maintenance expenses. Lease obligations for each of the next five years are as follows (at December 31, 2002 exchange rates): 2003, $524,000; 2004, $528,000; 2005, $546,000; 2006, $565,000; and 2007, $585,000.

(g)      Legal Proceedings

During 1996 and 1997, Hungarotel entered into several construction contracts with a Hungarian contractor, which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. By January 1998, it became clear to Hungarotel that there were problems with the work undertaken by the contractor and Hungarotel rejected invoices in the amount of approximately HUF 700 million (approximately $3.1 million at December 31, 2002 exchange rates) for, among other reasons, the contractor’s failure to meet the contractual capacity requirements and breaches of warranties regarding the quality of work. The contractor subsequently sought payment under separate invoices in the amount of approximately $24 million at historical exchange rates, which Hungarotel disputes because of quantity and quality issues. During 1998, the Company and the contractor engaged in settlement discussions in order to resolve these issues but were unable to reach a settlement. In addition to its contractual defense and a counterclaim for breach of contract by the contractor, amounting to approximately $31 million, at historical exchange rates, Hungarotel acquired a claim of HUF 4.0 billion against the contractor in 1999, following a series of transactions with the contractor’s major creditor. Against this HUF 4.0 billion, Hungarotel offset the amount of HUF 900 million in respect of invoices from the contractor to Hungarotel that were accepted but unpaid. The remaining HUF 3.1 billion net claim (approximately $13.8 million at December 31, 2002 exchange rates) serves as security in the event the contractor commences proceedings against Hungarotel.

In July 2001, the contractor filed an additional lawsuit challenging certain transactions regarding litigated matters between the contractor’s creditor and the Company. The first hearing regarding this action was held in April 2002, but was adjourned to March 12, 2003, now further adjourned at the court’s request to May 12, 2003. The Company believes that this additional lawsuit is without merit and that the Company will prevail.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

In December 1999, a debt collection company initiated debt collection proceedings against the Hungarian contractor for non-payment of various debts. In June 2000, the debt collection company claimed the benefit of certain invoices that the contractor had issued to Hungarotel in the amount of HUF 455 million (approximately $2.0 million at December 31, 2002 exchange rates), stating that the contractor had assigned those invoices to it “as security” in the debt collection proceedings. Hungarotel rejected the debt collection company’s claim for, among other reasons, the absence of a right by the contractor to assign the invoices and that, in any event, Hungarotel has a substantive defense and counterclaim on the merits to the underlying claim on the invoices. After a court hearing in November 2001, the debt collection company reduced its claim against Hungarotel to HUF 250 million (approximately $1.1 million at December 31, 2002 exchange rates) (and proportionally reduced the amount of interest claimed) because it could not substantiate the HUF 455 million claim on the basis of the contractor’s assignment agreement. At a further hearing in December 2001, the court terminated the proceedings, on the grounds that it had no jurisdiction to deal with the matter because the terms of the contract between Hungarotel and the contractor states that disputes surrounding the contract are to be resolved through arbitration proceedings. The debt collection company has appealed this decision to the Hungarian Supreme Court. The Supreme Court upheld the appeal and ordered the matter be returned to the lower court. The next hearing at the lower court has been scheduled for August 25, 2003. The Company believes that it will prevail.

The Company and its subsidiary are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and those described above will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

(9)       Common Stock and Cumulative Convertible Preferred Stock

During the fourth quarter of 2000, the Company entered into an agreement with the International Finance Corporation (“IFC”), pursuant to which the IFC agreed to exchange its 20% ownership interest in a former subsidiary of the Company, which was merged into Hungarotel, for a total of 72,000 shares of the Company’s common stock. The value of the shares on the date of issue totaled $333,000, which was recorded as an increase in Common Stock and additional paid-in capital.

During the first quarter of 2001, Tele Danmark exercised its preemptive rights to maintain its ownership percentage in the Company. As a result of this exercise, the Company issued 14,001 shares of the Company’s common stock in exchange for $98,000.

As of December 31, 2002 and 2001, the Company had 30,000 shares of its cumulative convertible preferred stock, with a $70 liquidation value per share, outstanding. Any holder of the cumulative convertible preferred stock is entitled to receive cumulative cash dividends payable in arrears, at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may, at its option, redeem the Preferred Stock at any time. The Cumulative Convertible Preferred Stock is convertible into shares of the Company’s common stock on a one for ten basis. As of December 31, 2002 and 2001, the total arrearage on the cumulative convertible preferred stock was $386,000 and $282,000, respectively, and is included in due to related parties.

The Company has reserved 3,736,192 shares as of December 31, 2002 for issuance under stock option plans, compensation agreements, warrants and under the conversion terms applicable to its outstanding cumulative convertible preferred stock.

(10)     Stock Based Compensation

Stock Option Plans

The Company adopted a stock option plan (the “Plan”) in April 1992 which provided for the issuance of an aggregate of 90,000 stock options, which has since been increased following stockholder approval, to 1,250,000 as of December 31, 2002. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. The plan is administered by the Compensation – Stock Option Committee of the Board of Directors. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2002, 813,490 options provided for by the Plan had been issued, of which 198,100 were exercised and 615,390 remained outstanding.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

During 2000, a former officer exercised options to purchase 28,600 shares of Common Stock at $8.00 per share. Proceeds from the exercise of these options totaled $228,800. During 2001, a former officer exercised options to purchase 2,000 shares of Common Stock at $8.00 per share. Proceeds from the exercise of these options totaled $16,000. The options exercised were issued from the Company’s stock option plan.

In 1997, the Company adopted a director stock option plan (the “Directors’ Plan”) which provides for the issuance of an aggregate of 250,000 stock options. Options granted under the Directors’ Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2002, 133,555 options provided for by the Directors’ Plan had been issued, of which 10,000 were exercised and 123,555 remained outstanding.

During 2000, a former director exercised options, granted from the Directors’ Plan, to purchase 5,000 shares of Common Stock at $6.78 per share. Proceeds from the exercise of these options totaled $33,900.

The Company applies APB Opinion No. 25 and related interpretations in measuring compensation cost under its stock based compensation plans, including the Directors’ Plan. As a result of a modification to the options of a former employee, the Company has recognized a compensation expense of $72,000 in 2002, while in 2001 and 2000, the Company recognized a benefit of $9,000 and $45,000, respectively. The exercise price of all remaining options has equaled or exceeded the fair market value of the Company’s common stock price at the respective grant dates and therefore, no compensation expense has been recognized by the Company. Had the Company determined compensation cost for options issued under the plans based on the fair value at the grant date in conformity with SFAS No. 123, the Company’s net pro forma earnings (loss) and earnings (loss) per share would have been as follows:

	2002	2001	2000

	(in thousands)
Earnings (loss) As reported	$27,341	$11,099	($5,331)
Plus: stock-based compensation expense (benefit) included in reported earnings	72	(9)	(45)
Less: stock-based compensation expense determined under fair-value method	635	548	519

Pro forma	$26,778	$10,542	($5,895)
Earnings (loss) per share – Basic:
As reported	$2.25	$0.91	($0.45)
Pro forma	$2.20	$0.86	($0.50)
Earnings (loss) per share – Diluted:
As reported	$2.17	$0.89	($0.45)
Pro forma	$2.13	$0.84	($0.50)

For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) a risk free rate of 5.36% in 2002, 5.09% in 2001 and 6.69% in 2000, (2) an expected life of 10 years for 2002, 6 years for 2001 and 6 years for 2000, and (3) volatility of approximately 60% for 2002, 76% for 2001 and 72% for 2000.

The following is a summary of stock options, including those issued under the Plan and Directors’ Plan referred to above, and other compensation agreements which were granted, and exercised and that have expired for the three years ended December 31, 2002:

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	Outstanding Options	Weighted Average Price

December 31, 1999	925,737	$8.29
Granted	140,000	$5.98
Exercised	(33,600)	$7.82
Expired	(97,500)	$11.82

December 31, 2000	934,637	$7.60
Granted	167,271	$5.21
Exercised	(2,000)	$8.00
Expired	(240,000)	$12.77

December 31, 2001	859,908	$5.68
Granted	171,284	$4.90
Exercised	—	—
Expired	(95,000)	$9.14

December 31, 2002	936,192	$5.19

The following table summarizes information about shares subject to outstanding options as of December 31, 2002 which were issued to current or former employees, or directors pursuant to the Plan, Directors’ Plan, employment or other agreements.

Options Outstanding				Options Exercisable

Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price

595,792	$3.25-$5.00	$4.39	3.54	595,792	$4.39
251,000	$5.46-$6.78	$5.98	4.16	221,000	$6.00
89,400	$8.00-$9.44	$8.32	1.19	89,400	$8.32

936,192	$3.25-$9.44	$5.19	3.48	906,192	$5.17

Stock Grants

In November 1999, the Company cancelled 30,000 fully vested employee stock options with an original exercise price of $8.00 per share and an expiration date of March 31, 2003, and issued 30,000 options with like terms, except that the newly issued options have been granted with an exercise price of $5.46 per share, the fair value of such options at the date of modification. As a result of this modification, the Company has recognized approximately $72,000 of compensation expense in 2002, and $9,000 and $45,000 of compensation income in 2001 and 2000, respectively.

(11)     Foreign Exchange Rate Gains (Losses)

The Company’s foreign exchange gains (losses) are primarily the result of the Company marking to market debt obligations not denominated in Hungarian forints during the year. The foreign exchange gains for the year ended December 31, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 71.9 million and U.S. dollar 25 million denominated debt outstanding during the year. At December 31, 2002, the Hungarian forint had appreciated in value by 4.5% against the euro and by 23.9% against the U.S. dollar as compared to December 31, 2001. The foreign exchange gains for the year ended December 31, 2001 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 84.3 million denominated debt outstanding during that year. At December 31, 2001, the Hungarian forint had appreciated in value by 7.6% against the euro and by 2.0% against the U.S. dollar as compared to December 31, 2000. The foreign exchange loss for the year ended December 31, 2000 resulted primarily from the effect of the devaluation on the Company’s average EUR 88 million and U.S. dollar 25 million denominated debt outstanding during that year. At December 31, 2000, the Hungarian forint had

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

devalued by approximately 4% against the euro and by approximately 11% against the U.S. dollar as compared to December 31, 1999.

(12)     Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

The reconciliation of net income (loss) to net cash provided by operating activities for the years ended December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000

	(in thousands)

Net income (loss)	$27,341	11,099	(5,331)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	9,921	8,750	8,772
Amortization of intangibles	228	640	656
Asset write-offs	149	225	183
Non-cash compensation	72	(9)	(45)
Unrealized foreign currency (gain) loss	(7,848)	(6,123)	5,050
Other (income)/expense	(67)	—	38
Non-cash interest	1,591	1,467	1,478
Deferred taxes	(5,489)	—	—
Changes in operating assets and liabilities:
Accounts receivable	262	805	654
Restricted cash	208	(98)	(9)
Other assets	(1,838)	1,258	(1,218)
Accounts payable and accruals	289	(3,177)	(1,473)
Other liabilities	32	(209)	464
Due to related parties	(676)	(1,051)	(928)

Net cash provided by operating activities	$24,175	13,577	8,291

Cash paid during the year for:
Interest	$8,856	13,443	12,526

Income taxes	$—	—	—

Summary of non-cash transactions:

During 2000 the Company:

•          Issued 72,000 shares of Common Stock valued at $333,000 to the IFC in exchange for its interest in one operating subsidiary.

(13)     Related Parties

Transactions entered into with certain related parties are as follows:

(a)       Transactions with former officers and directors

On July 26, 1996, the Company entered into Termination and Release Agreements, Consulting Agreements and Non-competition Agreements with its former (x) Chairman and Chief Executive Officer, (y) former Vice Chairman and (z) former Chief Financial Officer, Treasurer, Secretary and Director. Pursuant to these agreements, the Company agreed to make payments for severance, consulting fees and non-compete agreements amounting to $7.25 million, in equal monthly instalments over a 72 month period which commenced August 31, 1996 and which ended on July 31, 2002, and also issued options to purchase 200,000 shares of Common Stock at an exercise price of $14.00 per share which expired unexercised in 2001. These commitments were supported by letters of credit. The Company recorded a charge of approximately $6.3 million in 1996 and has made payments aggregating

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

approximately $0.7 million in 2002 and $1.2 million in each of 2001 and 2000 related to these agreements.

(b)      Transactions with TDC A/S

TDC A/S’s (“Tele Danmark”) share ownership in the Company is 31.9% of the Company’s outstanding common stock as of December 31, 2002. Tele Danmark has been granted preemptive rights to maintain its ownership percentage. There were no material transactions with Tele Danmark for the years ended December 31, 2002, 2001 and 2000.

(c)       Transactions with Postabank

Postabank’s share ownership in the Company is 20.1% of the Company’s outstanding common stock as of December 31, 2002. Postabank receives interest from the Company under the Company’s Notes, as well as being a member of the Company’s European banking syndicate under its Credit Facility. Postabank also provides banking services to the Company which the Company believes are arms length in nature.

(d)        Transactions with Citizens Communications Company

As of December 31, 2002, Citizens Communications Company (“Citizens”) held 19.1% of the Company’s outstanding common stock.

Amounts payable to related parties as of December 31, 2002 and 2001, were as follows:

	2002	2001

Payable to former officers and directors	$—	$675,000
Due to Citizens	386,000	282,000

	$386,000	$957,000

The amount due to Citizens represents the accumulated, unpaid dividend on the Company’s cumulative convertible preferred stock.

(14)     Employee Benefit Plan

Effective December 1996, the Company established a 401(k) salary deferral plan (the “401(k) Plan”) on behalf of its U.S. employees. The 401(k) Plan is a qualified defined contribution plan, and allows participating employees to defer up to 15% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company has the discretion to match contributions made by the employee. No matching contributions were made by the Company in 2002, 2001 or 2000.

(15)     Segment Disclosures

The Company operates in a single industry segment, telecommunications services. The Company’s operations involve developing and constructing a modern telecommunications infrastructure in order to provide a full range of the Company’s products and services in its five concession areas in Hungary. While the Company’s chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated based on the delivery of multiple services to customers over an integrated network. Substantially all of the Company’s assets are located in Hungary and all of its operating revenues are generated in Hungary.

Products and Services

The Company groups its products and services into the following categories:

Telephone Services – local dial tone and switched products and services that provide incoming and outgoing calls over the public switched network. This category includes reciprocal compensation revenues and expenses (i.e. interconnect).

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Network Services – point-to-point dedicated services that provide a private transmission channel for the Company’s customers’ exclusive use between two or more locations, both in local and long distance applications.

Other Service and Product Revenues – PBX hardware sales and service revenues, as well as miscellaneous other telephony service revenues.

The revenues generated by these products and services for the years ended December 31 were as follows:

	2002	2001	2000

	(in thousands)
Telephone services	$47,040	$41,514	$39,867
Network services	3,651	2,704	2,398
Other service and product revenues	1,491	1,018	709

	$52,182	$45,236	$42,974

Major Customers

For the years ended December 31, 2002, 2001 and 2000, none of the Company’s customers accounted for more than 10% of the Company’s total revenue.

(16)     Restricted Net Assets of Consolidated Subsidiaries

The Company’s Hungarian subsidiaries are restricted from paying dividends to HTCC under the Company’s Senior Secured Debt Facility Agreement. As of December 31, 2002, net assets of the Hungarian subsidiaries amounted to approximately $39.8 million (at December 31, 2002 exchange rates), all of which is restricted.

Schedule of Quarterly Financial Data (unaudited)
(in thousands, except per share data)

	December 31	September 30	June 30	March 31

Fiscal 2002 quarters ended:
Net revenues	$14,275	$13,646	$12,402	$11,859
Operating income	6,509	6,228	5,184	5,165
Net income attributable to common stockholders	13,950	4,179	5,536	3,569

Earnings per share:
Basic	$1.15	$0.35	$0.46	$0.29

Diluted	$1.11	$0.33	$0.44	$0.29

Fiscal 2001 quarters ended:
Net revenues	$11,553	$11,452	$10,999	$11,232
Operating income	4,163	4,869	4,679	4,629
Net income (loss) ascribable to common stockholders	4,300	(1,611)	9,059	(756)

Earnings (loss) per share:
Basic	$0.36	$(0.13)	$0.75	$(0.06)

Diluted	$0.35	$(0.13)	$0.72	$(0.06)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Schedule I – Condensed Financial Statements of Registrant
Hungarian Telephone and Cable Corp.
Condensed Balance Sheets
(In thousands, except share data)

	December 31, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$336	$172
Amounts due from subsidiary	2,888	2,186
Current deferred tax asset	350	—
Other current assets	514	576

Total current assets	4,088	2,934
Property, plant and equipment, net	—	7
Investment in subsidiary	92,034	92,020
Long-term loan to subsidiary	25,000	25,000
Deferred tax asset	700	—
Other assets	237	268

Total assets	$122,059	$120,229

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accruals	$801	$806
Due to related parties	386	957

Total current liabilities	1,187	1,763
Long-term debt	19,765	18,702

Total liabilities	20,952	20,465

Commitments and Contingencies
Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2002 and 2001	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,103,180 shares in 2002 and 2001	12	12
Additional paid-in capital	144,778	144,706
Accumulated deficit	(42,946)	(44,217)
Accumulated other comprehensive income	(737)	(737)

Total stockholders’ equity	101,107	99,764

Total liabilities and stockholders’ equity	$122,059	$120,229

See accompanying notes to condensed financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Schedule I – Condensed Financial Statements of Registrant
Hungarian Telephone and Cable Corp.
Condensed Statements of Operations
Years ended December 31, 2002, 2001 and 2000
(In thousands, except share and per share data)

	2002	2001	2000

Management services revenues	$3,615	4,034	4,134

Operating expenses:
Operating and maintenance expenses	2,201	2,064	2,504
Depreciation and amortization	4	7	8

Total operating expenses	2,205	2,071	2,512

Income from operations	1,410	1,963	1,622
Other income (expenses):
Foreign exchange gains (losses), net	6	—	(93)
Interest expense	(2,488)	(3,279)	(3,796)
Interest income	1,400	2,114	4,753

Net income before income taxes	328	798	2,486
Income tax benefit (expense)	1,050	—	—

Net income	$1,378	798	2,486
Cumulative convertible preferred stock dividends (in arrears)	(107)	(107)	(107)

Net income attributable to common stockholders	$1,271	691	2,379

See accompanying notes to condensed financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Schedule I – Condensed Financial Statements of Registrant
Hungarian Telephone and Cable Corp.
Condensed Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Net cash provided by (used in) operating activities	$175	(1,119)	61,766

Cash flows from investing activities:
Acquisition of fixed assets	—	—	(4)
Proceeds from sale of fixed assets	3	—	—
Acquisition of interests in subsidiaries	(14)	—	(61,655)

Net cash used in investing activities	(11)	—	(61,659)

Cash flows from financing activities:
Deferred financing costs paid under long-term debts agreements	—	—	(74)
Proceeds from exercise of stock options and pre-emptive rights	—	114	262

Net cash provided by financing activities	—	114	188

Net increase (decrease) in cash and cash equivalents	164	(1,005)	295

Cash and cash equivalents at beginning of period	172	1,177	882

Cash and cash equivalents at end of period	$336	172	1,177

See accompanying notes to condensed financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Schedule I – Condensed Financial Statements of Registrant
Hungarian Telephone and Cable Corp.
Notes to Condensed Financial Statements
Years Ended December 31, 2002, 2001 and 2000

(1)       Description of Business and Other Related Matters

The accompanying condensed financial statements of Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In preparing the financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

HTCC’s only source of cash is payments from inter-company loans and payments under its management service and loan guarantee agreements and dividends, if any, from its Hungarian subsidiary (the “subsidiary”). The subsidiary’s ability to pay dividends or make other capital distributions to HTCC is governed by Hungarian law, and is significantly restricted by certain obligations of the subsidiary. The subsidiary is the borrower under a Banking Credit Facility which provides that the subsidiary can only make distributions to HTCC for limited purposes (i.e. management services), which does not include dividends.

The condensed financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiaries as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, including the notes thereto, set forth in the Company’s consolidated financial statements appearing on pages F-3 through F-24 of the accompanying Form 10-K.

In 2000, approximately $61.7 million of $79.0 million advanced as loan during 1999 to its subsidiary was converted into equity in the subsidiary.

Schedule II - Valuation Accounts

DESCRIPTION	Balance at the Beginning of Year	Provision for Bad Debt Expense	Translation Adjustment	Balance at the End of Year

Allowance for doubtful accounts receivable

Year ended December 31, 2000	$1,030,000	$230,000	($120,000)	$1,140,000

Year ended December 31, 2001	$1,140,000	$469,000	$36,000	$1,645,000

Year ended December 31, 2002	$1,645,000	$186,000	$425,000	$2,256,000

DESCRIPTION	Balance at the Beginning of Year	Movement During Period	Translation Adjustment	Balance at the End of Year

Allowance for deferred tax assets

Year ended December 31, 2000	$28,209,000	($2,613,000)	—	$25,596,000

Year ended December 31, 2001	$25,596,000	($2,250,000)	—	$23,346,000

Year ended December 31, 2002	$23,346,000	($13,877,000)	2,940,000	$12,409,000

Hungarian Telephone and Cable Corp.

Index to Exhibits

Exhibit No.	Description

10.7	2002 Incentive Stock Option Plan (as amended and renamed on May 22, 2002)

10.8	Employment Agreement dated March 17, 2003 between Hungarian Telephone and Cable Corp. and Ole Bertram

10.17	Employment Agreement dated January 2, 2003 between Hungarian Telephone and Cable Corp. and Peter T. Noone

10.18	Employment Agreement dated August 1, 2002 between Hungarian Telephone and Cable Corp. and William T. McGann

21	Hungarian Telephone and Cable Corp. Subsidiaries

23	Consent of KPMG Hungarian Kft.

24	Powers of Attorney

99.1	Certifications of Chief Executive Officer and Principal Financial Officer