Form 10-Q
period 2003-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2003-05-14
CIK 889949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 1-11484

HUNGARIAN TELEPHONE AND CABLE CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-3652685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3400 Seattle, WA 98101-3034

(Address of principal executive offices)

(206) 654-0204

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest possible date:

Common Stock, $.001 par value	12,195,680 Shares
(Class)	(Outstanding at May 13, 2003)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,495	13,922
Restricted cash	32	22
Accounts receivable, net	5,566	5,646
Current deferred tax asset	1,293	1,398
Other current assets	5,047	4,016

Total current assets	30,433	25,004

Property, plant and equipment, net	115,678	118,721

Goodwill, less accumulated amortization	7,843	7,923
Other intangibles, less accumulated amortization	4,189	4,289
Deferred costs	5,046	5,709
Deferred tax asset	4,087	4,369
Other assets	2,750	3,044

Total assets	$170,026	169,059

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$19,285	18,872
Excess cash amounts due under long-term debt agreement	—	2,525
Accounts payable	1,626	1,304
Accruals	3,979	4,099
Other current liabilities	2,153	2,052
Due to related parties	412	386

Total current liabilities	27,455	29,238
Long-term debt, excluding current installments	104,203	102,165
Deferred credits and other liabilities	7,104	7,808

Total liabilities	138,762	139,211

Commitments and Contingencies

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2003 and 2002	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,185,680 shares in 2003 and 12,103,180 in 2002	12	12
Additional paid-in capital	145,383	144,778
Accumulated deficit	(130,903)	(131,917)
Accumulated other comprehensive income	16,772	16,975

Total stockholders’ equity	31,264	29,848

Total liabilities and stockholders’ equity	$170,026	169,059

See accompanying notes to consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Income

For the Three Month Periods Ended March 31, 2003 and 2002

(In thousands, except share and per share data)

(unaudited)

	2003	2002
Telephone service revenues, net	$15,017	$11,859
Operating expenses:
Operating and maintenance expenses	5,321	4,366
Depreciation and amortization	2,735	2,328

Total operating expenses	8,056	6,694

Income from operations	6,961	5,165
Other income (expenses):
Foreign exchange (losses) gains, net	(3,328)	669
Interest expense	(2,454)	(2,543)
Interest income	192	271
Other, net	16	33

Net income before income taxes	1,387	3,595
Income tax expense—deferred	(347)	—

Net income	$1,040	$3,595
Cumulative convertible preferred stock dividends (in arrears)	(26)	(26)

Net income attributable to common stockholders	1,014	3,569
Comprehensive income adjustments	(203)	(29)

Total comprehensive income	$811	$3,540

Earnings per common share:
Basic	$0.08	$0.29

Diluted	$0.08	$0.29

Weighted average number of common shares Outstanding:
Basic	12,113,319	12,103,180

Diluted	12,738,802	12,448,150

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2002	12,103,180	$12	—	144,778	(131,917)	16,975	$29,848
Proceeds from option exercise	82,500	—	—	584	—	—	584
Modification of option terms	—	—	—	21	—	—	21
Cumulative convertible preferred stock dividends (in arrears)	—	—	—	—	(26)	—	(26)
Net income	—	—	—	—	1,040	—	1,040
Foreign currency translation adjustment	—	—	—	—	—	(203)	(203)

Balances at March 31, 2003	12,185,680	$12	—	145,383	(130,903)	16,772	$31,264

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Cash Flows

For the Three Month Periods Ended March 31, 2003 and 2002

(In thousands)

(unaudited)

	2003	2002
Net cash provided by operating activities	$7,380	6,312

Cash flows from investing activities:
Construction of telecommunication networks	(666)	(1,107)
Decrease in construction deposits	—	47
Acquisition of interest in subsidiary	—	(14)
Proceeds from sale of assets	5	11

Net cash used in investing activities	(661)	(1,063)

Cash flows from financing activities:
Repayments of long term debt	(2,584)	—
Proceeds from exercise of options	584	—

Net cash provided by financing activities	(2,000)	—

Effect of foreign exchange rate changes on cash	(146)	(23)

Net increase in cash and cash equivalents	4,573	5,226
Cash and cash equivalents at beginning of period	13,922	9,262

Cash and cash equivalents at end of period	$18,495	14,488

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant” and, together with its consolidated subsidiary, Hungarotel, the “Company”), include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair presentation. Results for interim periods are not necessarily indicative of the results for a full year.

The accompanying consolidated condensed financial statements include the financial statements of the Company and its majority owned subsidiary: Hungarotel Távközlési Rt. (“Hungarotel”) (the “Operating Company”). All material intercompany balances and transactions have been eliminated.

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

The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiary for the year ended December 31, 2002, including the notes thereto, set forth in the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”).

(b)	Earnings Per Share

Earnings per share (“EPS”) is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, or preferred securities were converted, and that the proceeds from such

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

exercises or conversions were used to acquire shares of common stock at the average market price during the reporting period.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three month periods ended March 31, 2003 and 2002:

	3 months ended
	2003	2002
	($ in thousands, except share data)
Net income attributable to common stockholders	$1,014	$3,569
plus: preferred stock dividends	26	26

Net income	$1,040	$3,595

Determination of shares:
Weighted average common shares outstanding—basic	12,113,319	12,103,180
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	625,483	344,970

Weighted average common shares outstanding—diluted	12,738,802	12,448,150

Net income per common share:
Basic	$0.08	$0.29
Diluted	$0.08	$0.29

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

For the three month periods ended March 31, 2003 and 2002, 2,530,000 and 3,102,671 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the periods.

(c)	Foreign Currency Translation

Since commencement of revenue generating activities, the Company has used the Hungarian forint as the functional currency for its Hungarian subsidiary. Accordingly, foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates for the period. The translation of the subsidiary’s forint denominated accounts into U.S. dollars, as of March 31, 2003, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 225.16 as of December 31, 2002 to 227.02 as of March 31, 2003, an approximate 0.8% depreciation in value.

(2)	Cash, Cash Equivalents and Restricted Cash

(a)	Cash

At March 31, 2003, cash of $2,885,000 comprised the following: $789,000 on deposit in the United States, and $2,096,000, on deposit with banks in Hungary, consisting of $104,000 denominated in U.S. dollars, the equivalent of $143,000 denominated in euros and the equivalent of $1,849,000 denominated in Hungarian forints.

Cash equivalents amounted to approximately $15,610,000 at March 31, 2003 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell which mature within three months.

(3)	Related Parties

The amount due to related parties totalling $412,000 at March 31, 2003 is due to a subsidiary of Citizens Communications Company, which held 18.9% of the Company’s outstanding common stock as of March 31, 2003, representing cumulative preferred stock dividends in arrears.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

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

Products and Services

The Company groups its products and services into the following categories:

Telephone Services—local dial tone and switched products and services that provide incoming and outgoing calls over the public switched network. This category includes reciprocal compensation revenues and expenses (i.e. interconnect).

Network Services—point-to-point dedicated services that provide a private transmission channel for the Company’s customers’ exclusive use between two or more locations, both in local and long distance applications.

Other Service and Product Revenues—PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues.

The revenues generated by these products and services for the periods ended March 31 were as follows:

	2003	2002
	($ in thousands)
Telephone services	$13,425	$10,714
Network services	1,212	814
Other service and product revenues	380	331

	$15,017	$11,859

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

Major Customers

For the periods ended March 31, 2003 and 2002, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

(5)	Goodwill, Intangible and Other Long-Lived Assets

Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment. The Company completed its annual impairment test as of January 1, 2003. Based upon the results, the Company concluded that there is no impairment to the carrying value of goodwill reported in its financial statements.

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Intangible assets, which consist of concession rights, are amortized over the twenty-five year concession period using the straight-line method.

(6)	Commitments and Contingencies—Legal Proceedings

During 1996 and 1997, Hungarotel entered into several construction contracts with a Hungarian contractor, which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. By January 1998, it became clear to Hungarotel that there were problems with the work undertaken by the contractor and Hungarotel rejected invoices in the amount of approximately HUF 700 million (approximately $3.1 million at March 31, 2003 exchange rates) for, among other reasons, the contractor’s failure to meet the contractual capacity requirements and breaches of warranties regarding the quality of work. The contractor subsequently sought payment under separate invoices in the amount of approximately $24 million at historical exchange rates, which Hungarotel disputes because of quantity and quality issues. During 1998, the Company and the contractor engaged in settlement discussions in order to resolve these issues but were unable to reach a settlement. In addition to its contractual defense and a counterclaim for breach of contract by the contractor, amounting to approximately $31 million, at historical exchange rates, Hungarotel acquired a claim of HUF 4.0 billion against the contractor in 1999, following a series of transactions with the contractor’s major creditor. Against this HUF 4.0 billion, Hungarotel offset the amount of HUF 900 million in respect of invoices from the contractor to Hungarotel that were accepted but unpaid. The remaining HUF 3.1 billion net claim (approximately $13.7 million at March 31, 2003 exchange rates) serves as security in the event the contractor commences proceedings against Hungarotel.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

In July 2001, the contractor filed an additional lawsuit challenging certain transactions regarding litigated matters between the contractor’s creditor and the Company. The first hearing regarding this action was held in April 2002, but was adjourned to March 12, 2003, then at the court’s request to May 12, 2003, and now further adjourned, again, at the court’s request to late summer 2003. The Company believes that this additional lawsuit is without merit and that the Company will prevail.

In December 1999, a debt collection company initiated debt collection proceedings against the Hungarian contractor for non-payment of various debts. In June 2000, the debt collection company claimed the benefit of certain invoices that the contractor had issued to Hungarotel in the amount of HUF 455 million (approximately $2.0 million at March 31, 2003 exchange rates), stating that the contractor had assigned those invoices to it “as security” in the debt collection proceedings. Hungarotel rejected the debt collection company’s claim for, among other reasons, the absence of a right by the contractor to assign the invoices and that, in any event, Hungarotel has a substantive defense and counterclaim on the merits to the underlying claim on the invoices. After a court hearing in November 2001, the debt collection company reduced its claim against Hungarotel to HUF 250 million (approximately $1.1 million at March 31, 2003 exchange rates) (and proportionally reduced the amount of interest claimed) because it could not substantiate the HUF 455 million claim on the basis of the contractor’s assignment agreement. At a further hearing in December 2001, the court terminated the proceedings, on the grounds that it had no jurisdiction to deal with the matter because the terms of the contract between Hungarotel and the contractor states that disputes surrounding the contract are to be resolved through arbitration proceedings. The debt collection company has appealed this decision to the Hungarian Supreme Court. The Supreme Court upheld the appeal and ordered the matter be returned to the lower court. The next hearing at the lower court has been scheduled for August 25, 2003. The Company believes that it will prevail.

The Company and its subsidiary are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and those described above will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant” and, together with its consolidated subsidiary, the “Company”) is engaged primarily in the provision of telecommunications services through its operating subsidiary, Hungarotel Tavkozlesi Rt. (“Hungarotel”). The Company earns substantially all of its telecommunications revenue from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer’s discretion).

Since commencing the provision of telecommunications services in 1995, the Company’s network construction and expansion program has added approximately 139,000 access lines through March 31, 2003 to the approximately 61,000 access lines acquired directly from Magyar Tavkozlesi Rt. (“Matav”), the former State-controlled monopoly telephone company. During the late 1990s, the development and installation of the network in each of the Company’s operating areas required significant capital expenditures.

The Company generated cash from operations of $7.4 million during the quarter ended March 31, 2003, up from $6.3 million for the quarter ended March 31, 2002. Now that the Company’s networks are built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and maintain profitability will depend upon a number of factors, including the Company’s ability to attract additional customers both within and outside its operating areas and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company’s operating and marketing strategies, as well as market acceptance of telecommunications services both within and outside the Company’s operating areas. In addition, the Company’s profitability may be affected by changes in the Company’s regulatory environment, macroeconomic factors and other factors that are beyond the Company’s control.

The Company’s results and financial position, reported in U.S. dollars, continue to be significantly affected by movements in the Hungarian forint/U.S. dollar exchange rate.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic and regulatory conditions. The accounting policies the Company believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements are the same as those described in its Annual Report on Form 10-K for the year ended December 31, 2002.

Comparison of Three Months Ended March 31, 2003 and Three Months Ended March 31, 2002

The Company’s Hungarian subsidiary’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2003 was 226.95, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2002 of 278.44. When comparing the three months ended March 31, 2003 to the three months ended March 31, 2002, it should be noted that all U.S. dollar reported amounts have been affected by this 23% appreciation in the Hungarian subsidiary’s functional currency.

Net Revenues

	Quarter ended March 31,
	2003	2002	% change
	(dollars in millions)
Measured service revenues	$8.3	$7.2	15
Subscription revenues	6.2	4.6	35
Interconnect charges:
Incoming	0.8	0.6	33
Outgoing	(2.5)	(2.2)	(14)

Net	(1.7)	(1.6)	(6)

Net measured service and subscription revenues	12.8	10.2	25
Connection fees	0.7	0.6	17
Other operating revenues, net	1.5	1.1	36

Telephone Service Revenues, Net	$15.0	$11.9	26

The Company recorded a 26% increase in net telephone service revenues to $15.0 million for the three months ended March 31, 2003 from $11.9 million for the three month period ended March 31, 2002.

Net measured service and subscription revenues increased 25% to $12.8 million for the three months ended March 31, 2003 from $10.2 million for the three months ended March 31, 2002. Measured service revenues increased 15% to $8.3 million during the three months ended March 31, 2003 from $7.2 million during the three months ended March 31, 2002. Subscription revenues increased 35% to $6.2 million during the three months ended March 31, 2003 from $4.6 million during the three months ended March 31, 2002. Measured service revenues decreased in functional currency terms by approximately 6% as a result of a decrease in average access lines in service from approximately 203,200 for the three months ended March 31, 2002

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

to approximately 200,100 during the three months ended March 31, 2003, and lower minutes of use for some telecommunications services. Due to economic conditions and pricing issues, both within and outside the Company’s operating areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in use during the quarter ended March 31, 2003 and during the quarter ended March 31, 2002.

Subscription revenues increased in functional currency terms by approximately 11% as a result of (i) an approximate 11% increase in monthly subscription and tariff multiplier fees offset by a 3% decrease resulting from the decrease in average access lines in service between the two periods, and (ii) the revenues associated with the Company becoming a Universal Service Provider as of February 1, 2002. Accordingly, the Company recorded two months Universal Service revenue for the quarter ended March 31, 2002 (approximately $0.3 million at historical exchange rates), as opposed to three months Universal Service revenue recorded for the quarter ended March 31, 2003 (approximately $0.6 million at current exchange rates). As a Universal Service Provider, the Company will receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain governmental requirements. Recent comments by the Hungarian Telecommunications Ministry indicate that they are examining the entire Universal Service regime in Hungary, which includes the compensation paid to the Company for being a Universal Services Provider. As a result, the Company does not know what the future regulations may be. The Company has a contract with the Hungarian Ministry for the provision of Universal Services and is continuing to accrue for the revenue it is entitled to under the current regime. As regulations or the entire regime change, the Company will make adjustments, if necessary, to its revenues to reflect changes in its contract with the Ministry. In addition, it should be noted, that the Company has yet to receive the amount it is due for being a Universal Services Provider for 2002, although this should have been paid to the Company by March 31, 2003. The Ministry has recently informed the Company that the amount due to the Company for 2002 will be paid by May 31, 2003.

These revenues have been reduced by net interconnect charges which totalled $1.7 million and $1.6 million during the three month periods ended March 31, 2003 and 2002, respectively. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 14% for the three months ended March 31, 2002 to 12% for the three months ended March 31, 2003.

Other operating revenues, which include revenues generated from the provision of direct lines, operator services, internet services and other miscellaneous telephone service revenues, increased 36% to $1.5 million for the three months ended March 31, 2003, as compared to $1.1 million for the three months ended March 31, 2002. In functional currency terms, other operating revenues increased approximately 5% for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. This increase is primarily due to increased leased line and internet revenues between the two periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Operating and Maintenance Expenses

Operating and maintenance expenses increased 20% to $5.3 million for the three months ended March 31, 2003, as compared to $4.4 million for the three months ended March 31, 2002. In functional currency terms, operating and maintenance expenses decreased approximately 1% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. In U.S. dollar terms, however, the decrease in such costs in functional currency terms has been offset by the 23% appreciation of the Hungarian forint.

Depreciation and Amortization

Depreciation and amortization charges increased $0.4 million or 17% to $2.7 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002. Depreciation and amortization charges decreased in functional currency terms by approximately 4% due to a portion of the Company’s telecommunications assets becoming fully depreciated during 2002. This decrease has been offset by the 23% appreciation of the Hungarian forint between the periods.

Income from Operations

Income from operations increased to $7.0 million for the three months ended March 31, 2003 from $5.2 million for the three months ended March 31, 2002. Contributing to such improvement were higher net telephone service revenues partially offset by higher operating and maintenance expenses and depreciation and amortization expenses.

Foreign Exchange (Losses) Gains

Foreign exchange losses amounted to $3.3 million for the three months ended March 31, 2003, compared to foreign exchange gains of $0.7 for the three months ended March 31, 2002. The foreign exchange losses resulted primarily from the devaluation of the Hungarian forint against the euro on the Company’s average 64 million euro denominated debt outstanding during the period. At March 31, 2003, the Hungarian forint had devalued by approximately 4% against the euro, and by 1% against the U.S. dollar as compared to January 1, 2003 levels. The foreign exchange gains for the quarter ended March 31, 2002 resulted primarily from the appreciation of the Hungarian forint against the Company’s average EUR 78 million denominated debt outstanding during the period. At March 31, 2002, the Hungarian forint had appreciated in value by approximately 1% against the euro, and was consistent against the U.S. dollar as compared to January 1, 2002 levels. When non-forint denominated debt is remeasured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

Interest expense decreased 4% to $2.4 million for the three months ended March 31, 2003 from $2.5 million for the three months ended March 31, 2002. This $0.1 million decrease is

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

attributable to lower interest rates paid on the Company’s borrowings, as well as lower average debt levels outstanding between the periods. As a result of the lower interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations went from 6.82% for the three months ended March 31, 2002, to 6.20% for the three months ended March 31, 2003, a 9% decrease. See “Liquidity and Capital Resources” section below.

Interest Income

Interest income decreased to $0.2 million for the three months ended March 31, 2003, from $0.3 million for the three months ended March 31, 2002, due to lower interest rates on Hungarian forint deposits between the periods.

Income Tax Expense

The $0.3 million income tax expense for the quarter ended March 31, 2003 is the release of the proportional part of the current deferred tax asset, reflecting the Hungarian corporate income tax rate of 18% and the U.S. corporate income tax rate of 35%, which was recorded by the Company at the end of 2002. There was no income tax expense recorded for the quarter ended March 31, 2002.

Net Income

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $1.0 million, or $0.08 per share on a basic and diluted basis, for the three months ended March 31, 2003 as compared to $3.6 million, or $0.29 per share on a basic and diluted basis, for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the areas in which the Company operates required significant capital expenditures ($201.9 million at historical exchange rates through March 31, 2003). Since the end of 1998, the Company’s networks have had the capacity, with only normal additional capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within the areas in which it operates.

Net cash provided by operating activities totalled $7.4 million during the three months ended March 31, 2003, compared to $6.3 million during the three months ended March 31, 2002. This $1.1 million increase is due mainly to the appreciation of the Hungarian forint against the U.S. dollar during the period. For the three months ended March 31, 2003 and 2002, the Company used $0.7 million and $1.1 million, respectively, in investing activities, which was primarily used to fund additions to the Company’s telecommunications networks. Financing activities used net cash of $2.0 million for the three months ended March 31, 2003. Of this amount, $2.6 million was the payment of excess cash due under the Company’s long-term debt agreement as a result of its financial performance during 2002. This has been partially offset by

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

the $0.6 million proceeds from the exercise of stock options. No cash was used or provided for financing activities for the three months ended March 31, 2002.

On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the “Debt Agreement”) with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at historical exchange rates). As of March 31, 2003, the Company has repaid approximately $33 million, at historical exchange rates, of the original EUR 129 million drawn down. The Company believes that its current cash flow will allow it to meet its working capital needs, including its obligations under the Debt Agreement.

The Company’s major contractual cash obligations as disclosed in its December 31, 2002 Form 10-K filing have not materially changed as of March 31, 2003. The Company’s ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under the Company’s Debt Agreement, the Company must maintain certain levels of earnings before interest, foreign exchange gains/losses, taxes, depreciation and amortization and cash flow in order to comply with its debt covenant ratios as set out in the Debt Agreement. Until March 31, 2002, the ratios were calculated based on the Company’s U.S. dollar consolidated financial statements. With effect from June 30, 2002, the ratios are calculated based on the Company’s U.S. dollar consolidated financial statements translated into euros. This exposes the Company to the possible risk of not meeting its debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of its Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While management seeks to manage the business to be in compliance with the Debt Agreement and related covenants, the Company operates in a regulated environment which is subject to many factors outside of management’s control (i.e. the government’s political, social and public policy agenda). The Company’s liquidity may also be affected by exchange rate fluctuations due to approximately 72% of its debt not being denominated in Hungarian forints. The Company attempts to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts.

INFLATION AND FOREIGN CURRENCY

The Company’s Hungarian operations generate revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominantly in Hungarian forints but also in U.S. dollars and euros. In addition, certain of the Company’s balance sheet accounts are denominated in currencies other than the Hungarian forint, the functional currency of the Company’s Hungarian subsidiary. Accordingly, when such accounts are translated into Hungarian forints, the Company is subject to foreign exchange gains and losses, which are reflected as a component of net income. When the subsidiary’s forint-denominated financial statements are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

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

MARKET RISK EXPOSURE

The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 88% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. The Company is also exposed to exchange rate risk insofar as the Company has debt obligations in currencies other than the functional currency of its Hungarian subsidiary. The Hungarian forint/euro exchange rate went from 235.90 as of December 31, 2002 to 246.84 as of March 31, 2003, an approximate 4% devaluation in value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate went from 225.16 as of December 31, 2002 to 227.02 as of March 31, 2003, an approximate 1% devaluation in value of the Hungarian forint versus the U.S. dollar.

The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s March 31, 2003 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.7 million annually based upon the Company’s March 31, 2003 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s March 31, 2003 debt level.

Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by approximately $3.4 million, based upon the Company’s March 31, 2003 debt level. If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company’s exchange rate gain or loss would increase or decrease by approximately $1.3 million based on Hungarotel’s U.S. dollar denominated borrowings from HTCC as of March 31, 2003.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

The Company policy is to consider utilizing foreign currency forward contracts or purchases of foreign currencies in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company’s long-term debt obligations. Forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The Company did not have any open foreign currency forwards at March 31, 2003. Company policy requires that the counterparties to the Company’s foreign currency forward contracts be substantial and creditworthy multinational commercial banks, which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted the provisions of SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 has not had a material affect on the Company’s consolidated results of operations or financial position.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 has been adopted beginning January 1, 2003. The adoption of SFAS No. 145 has not had a material affect on the Company’s consolidated results of operations or financial position.

On July 30, 2002, the FASB issued SFAS No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF Issue No. 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initial measurement be at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material affect on the Company’s consolidated results of operations or financial position.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and do not have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. Management does not believe that this Statement has any impact on its consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The Company does not use variable interest entities, therefore the application of this Interpretation does not have a material affect on the Company’s consolidated results of operations or financial position.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to address (1) decisions reached by the Derivatives Implementation Group, (2) developments in other FASB projects that address financial instruments and (3) implementation issues related to the definition of a derivative.

SFAS No. 149 has multiple effective date provisions depending on the nature of the amendment to SFAS No. 133, and the Company is currently considering its potential impact on its consolidated results of operations and financial position.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information required by this Item is contained under the heading “Market Risk Exposure” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing of this report, the Company’s Chief Executive Officer and Controller conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon that evaluation such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information that it is required to disclose in the reports that the Company files with the SEC within the required time periods.

b.	Changes in Internal Controls. Since the date of the most recent evaluation of the Company’s internal controls, there have been no significant changes in such controls or, to the Company’s knowledge, in other factors that could significantly affect these controls.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 1. Legal Proceedings

None.

Item 2. Change in Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

(a)	None.

(b)	On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Utilities Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of March 31, 2003, the total arrearage on the Preferred Shares was $412,000.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibit Number		Description

2		Plan of acquisition, reorganization, arrangement, liquidation or succession (None)

3	(i)

Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on January 31, 2001 (File #333-54688) and incorporated herein by reference

3	(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on January 31, 2001 (File #333-54688) and incorporated herein by reference

4.1		Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant’s Registration Statement on From SB-2 filed on October 27, 1994 and incorporated herein by reference (File #33-80676)

4.2

Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.1		Universal Service Agreement between Hungarotel Rt. and the Hungarian Government dated March 6, 2002

10.2

2002 Incentive Stock Option Plan of the Registrant, as amended as of May 22, 2002, filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference (Compensatory Plan)

10.3

Non-Employee Director Stock Option Plan, as amended as of March 23, 2001, filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference (Compensatory Plan)

10.4

Employment Agreement dated as of March 17, 2003 between the Registrant and Ole Bertram, filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference (Management Contract)

10.5		Employment Agreement dated as of January 2, 2003 between the Registrant and Peter T. Noone, filed as Exhibit 10.17 to the Registrant’s

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference (Management Contract)

10.6

Employment Agreement dated as of August 1, 2002 between the Registrant and William T. McGann (Management Contract) filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference (Management Contract)

11	Statement re computation of per share earnings (not required)

15	Letter re unaudited interim financial information (none)

18	Letter re change in accounting principles (none)

19	Report furnished to security holders (none)

22	Published report regarding matters submitted to vote of security holders (not required)

24	Power of Attorney (not required)

(b)	Reports on Form 8-K

None.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNGARIAN TELEPHONE AND CABLE CORP.

May 13, 2003	By:	/s/ OLE BERTRAM
Ole Bertram Chief Executive Officer and President

May 13, 2003	By:	/s/ WILLIAM MCGANN
William McGann Controller and Treasurer (Chief Accounting Officer) (Principal Financial Officer)

CERTIFICATIONS

I, William T. McGann, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hungarian Telephone and Cable Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

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

Date: May 13, 2003.

/s/ WILLIAM T. MCGANN
William T. McGann Controller and Treasurer (Chief Accounting Officer) (Principal Financial Officer)

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

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

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003.

/s/ OLE BERTRAM
Ole Bertram President and Chief Executive Officer

Hungarian Telephone and Cable Corp.

Index to Exhibits

Exhibit No.	Description

10.1	Universal Service Agreement between Hungarotel Rt. and the Hungarian Government dated March 6, 2002

99.1	Certifications of Chief Executive Officer and Principal Financial Officer