Form 10-Q
period 2003-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2003-08-14
CIK 889949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003	Commission file number 1-11484

HUNGARIAN TELEPHONE AND CABLE CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3652685

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest possible date:

Common Stock, $.001 par value	12,195,680 Shares
(Class)	(Outstanding at August 13, 2003)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Item 1.  Financial Statements
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	June 30, 2003	December 31, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,727	13,922
Restricted cash	12	22
Accounts receivable, net	5,393	5,646
Current deferred tax asset	1,954	1,398
Other current assets	5,256	4,016

Total current assets	26,342	25,004
Property, plant and equipment, net	110,775	118,721
Goodwill, less accumulated amortization	7,597	7,923
Other intangibles, less accumulated amortization	4,061	4,289
Deferred costs	4,319	5,709
Deferred tax asset	4,004	4,369
Other assets	2,365	3,044

Total assets	$159,463	169,059

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$19,776	18,872
Excess cash amounts due under long-term debt agreement	—	2,525
Accounts payable	1,256	1,304
Accruals	3,429	4,099
Other current liabilities	2,122	2,052
Due to related parties	438	386

Total current liabilities	27,021	29,238
Long-term debt, excluding current installments	96,734	102,165
Deferred credits and other liabilities	6,302	7,808

Total liabilities	130,057	139,211

Commitments and Contingencies
Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2003 and 2002	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,195,680 shares in 2003 and 12,103,180 in 2002	12	12
Additional paid-in capital	145,463	144,778
Accumulated deficit	(132,276)	(131,917)
Accumulated other comprehensive income	16,207	16,975

Total stockholders’ equity	29,406	29,848

Total liabilities and stockholders’ equity	$159,463	169,059

See accompanying notes to consolidated financial statements.

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Consolidated Condensed Statements of (Loss) Income
For the Three and Six Month Periods Ended June 30, 2003 and 2002
(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Telephone service revenues, net	$14,975	$12,402	$29,992	$24,261
Operating expenses:
Operating and maintenance expenses	5,359	4,759	10,680	9,125
Depreciation and amortization	2,886	2,459	5,621	4,787

Total operating expenses	8,245	7,218	16,301	13,912

Income from operations	6,730	5,184	13,691	10,349
Other income (expenses):
Foreign exchange (losses) gains, net	(6,305)	2,662	(9,633)	3,331
Interest expense	(2,214)	(2,423)	(4,668)	(4,966)
Interest income	286	142	478	413
Other, net	(205)	(3)	(189)	30

Net (loss) income before income taxes	(1,708)	5,562	(321)	9,157
Income tax (expense) benefit:
Current	(372)	—	(372)	—
Deferred	733	—	386	—

Net (loss) income	$(1,347)	$5,562	$(307)	$9,157
Cumulative convertible preferred stock dividends (in arrears)	(26)	(26)	(52)	(52)

Net (loss) income attributable to common stockholders	(1,373)	5,536	(359)	9,105
Comprehensive income adjustments	(565)	374	(768)	345

Total comprehensive (loss) income	$(1,938)	$5,910	$(1,127)	$9,450

(Loss) earnings per common share:
Basic	$(0.11)	$0.46	$(0.03)	$0.75

Diluted	$(0.11)	$0.44	$(0.03)	$0.73

Weighted average number of common shares outstanding:
Basic	12,193,966	12,103,180	12,153,865	12,103,180

Diluted	12,193,966	12,590,695	12,153,865	12,522,230

See accompanying notes to condensed consolidated financial statements.

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands, except share and per share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid- in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances at December 31, 2002	12,103,180	$12	—	144,778	(131,917)	16,975	$29,848
Proceeds from exercise of options	92,500	—	—	664	—	—	664
Modification of option terms	—	—	—	21	—	—	21
Cumulative convertible preferred stock dividends (in arrears)	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(307)	—	(307)
Foreign currency translation adjustment	—	—	—	—	—	(768)	(768)

Balances at June 30, 2003	12,195,680	$12	—	145,463	(132,276)	16,207	$29,406

See accompanying notes to consolidated condensed financial statements.

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
For the Six Month Periods Ended June 30, 2003 and 2002
(In thousands)

(unaudited)

	2003	2002

Net cash provided by operating activities	$13,705	10,517

Cash flows from investing activities:
Construction of telecommunication networks	(1,534)	(1,526)
Decrease in construction deposits	310	48
Acquisition of interest in subsidiary	—	(14)
Proceeds from sale of assets	16	100

Net cash used in investing activities	(1,208)	(1,392)

Cash flows from financing activities:
Repayments of long-term debt	(12,540)	(5,875)
Repayments of short-term debt	—	(3,595)
Proceeds from exercise of options	664	—

Net cash used in financing activities	(11,876)	(9,470)

Effect of foreign exchange rate changes on cash	(816)	1,033

Net (decrease) increase in cash and cash equivalents	(195)	688
Cash and cash equivalents at beginning of period	13,922	9,262

Cash and cash equivalents at end of period	$13,727	9,950

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

The accompanying unaudited consolidated condensed financial statements include the financial statements of the Company and its majority owned subsidiary: Hungarotel Távközlési Rt. (“Hungarotel”) (the “Operating Company”). All material intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated condensed financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions.  These estimates and assumptions affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiary for the year ended December 31, 2002, including the notes thereto, set forth in the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”).

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

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and six month periods ended June 30, 2003 and 2002:

	3 months ended		6 months ended

($ in thousands, except share data)	2003	2002	2003	2002

Net (loss) income attributable to common stockholders (A)	$(1,373)	$5,536	$(359)	$9,105
plus: preferred stock dividends	26	26	52	52

Net (loss) income (B)	$(1,347)	$5,562	$(307)	$9,157

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,193,966	12,103,180	12,153,865	12,103,180
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	—	487,515	—	419,050

Weighted average common shares outstanding – diluted (D)	12,193,966	12,590,695	12,153,865	12,522,230
Net (loss) income per common share:
Basic (A/C)	$(0.11)	$0.46	$(0.03)	$0.75
Diluted (B/D)	$(0.11)	$0.44	$(0.03)	$0.73

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements

(unaudited)

For the three and six month periods ended June 30, 2003, common stock equivalents and convertible preferred stock of 3,800,792 were excluded from the computation of diluted net loss per common share because the effect of their inclusion would be antidilutive. For the three and six month periods ended June 30, 2002, 2,639,400 and 2,825,400 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the periods.

	(c)	Foreign Currency Translation

Since commencement of revenue generating activities, the Company has used the Hungarian forint as the functional currency for its Hungarian subsidiary.  Accordingly, foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date.  Results of operations are generally translated using the average exchange rates for the period.  The translation of the subsidiary’s forint denominated financial statements into U.S. dollars, as of June 30, 2003, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 225.16 as of December 31, 2002 to 232.98 as of June 30, 2003, an approximate 3% depreciation in value.

(2)	Cash and Cash Equivalents

	(a)	Cash

At June 30, 2003, cash of $2,806,000 comprised the following: $534,000 on deposit in the United States, and $2,272,000 on deposit with banks in Hungary, consisting of $58,000 denominated in U.S. dollars, the equivalent of $8,000 denominated in euros and the equivalent of $2,206,000 denominated in Hungarian forints.

	(b)	Cash Equivalents

Cash equivalents amounted to approximately $10,921,000 at June 30, 2003 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell which mature within three months.

(3)	Related Parties

The amount due to related parties totalling $438,000 at June 30, 2003 is due to a subsidiary of Citizens Communications Company, which held 18.9% of the Company’s outstanding common stock as of June 30, 2003, representing cumulative preferred stock dividends in arrears.

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

Other Service and Product Revenues – PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues.

The revenues generated by these products and services for the periods ended June 30 were as follows:

	3 months ended		6 months ended

($ in thousands)	2003	2002	2003	2002

Telephone services	$13,219	$11,166	$26,644	$21,880
Network services	1,329	860	2,541	1,674
Other service and product revenues	427	376	807	707

	$14,975	$12,402	$29,992	$24,261

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements

(unaudited)

Major Customers

For the periods ended June 30, 2003 and 2002, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

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

(6)	Commitments and Contingencies – Legal Proceedings

During 1996 and 1997, Hungarotel entered into several construction contracts with a Hungarian contractor, which totalled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility.  By January 1998, it became clear to Hungarotel that there were problems with the work undertaken by the contractor and Hungarotel rejected invoices in the amount of approximately HUF 700 million (approximately $3.0 million at June 30, 2003 exchange rates) for, among other reasons, the contractor’s failure to meet the contractual capacity requirements and breaches of warranties regarding the quality of work. The contractor subsequently sought payment under separate invoices in the amount of approximately $24 million at historical exchange rates, which Hungarotel disputes because of quantity and quality issues.  During 1998, the Company and the contractor engaged in settlement discussions in order to resolve these issues but were unable to reach a settlement.  In addition to its contractual defense and a counterclaim for breach of contract by the contractor, amounting to approximately $31 million, at historical exchange rates, Hungarotel acquired a claim of HUF 4.0 billion against the contractor in 1999, following a series of transactions with the contractor’s major creditor, Postabank. Against this HUF 4.0 billion, Hungarotel offset the amount of HUF 900 million in respect of invoices from the contractor to Hungarotel that were accepted but unpaid.  The remaining HUF 3.1 billion net claim (approximately $13.3 million at June 30, 2003 exchange rates) serves as security in the event the contractor commences proceedings against Hungarotel.

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements

(unaudited)

In July 2001, the contractor filed an additional lawsuit challenging certain transactions regarding litigated matters between the contractor’s creditor and the Company.  The first hearing regarding this action was held in April 2002, but was adjourned to March 12, 2003, then at the court’s request to May 12, 2003, and now further adjourned, again, at the court’s request to September 2, 2003. The Company believes that this additional lawsuit is without merit and that the Company will prevail.

In December 1999, a debt collection company initiated debt collection proceedings against the Hungarian contractor for non-payment of various debts.  In June 2000, the debt collection company claimed the benefit of certain invoices that the contractor had issued to Hungarotel in the amount of HUF 455 million (approximately $2.0 million at June 30, 2003 exchange rates), stating that the contractor had assigned those invoices to it “as security” in the debt collection proceedings.  Hungarotel rejected the debt collection company’s claim for, among other reasons, the absence of a right by the contractor to assign the invoices and that, in any event, Hungarotel has a substantive defense and counterclaim on the merits to the underlying claim on the invoices.  After a court hearing in November 2001, the debt collection company reduced its claim against Hungarotel to HUF 250 million  (approximately $1.1 million at June 30, 2003 exchange rates) (and proportionally reduced the amount of interest claimed) because it could not substantiate the HUF 455 million claim on the basis of the contractor’s assignment agreement.  At a further hearing in December 2001, the court terminated the proceedings, on the grounds that it had no jurisdiction to deal with the matter because the terms of the contract between Hungarotel and the contractor states that disputes surrounding the contract are to be resolved through arbitration proceedings.  The debt collection company has appealed this decision to the Hungarian Supreme Court.  The Supreme Court upheld the appeal and ordered the matter be returned to the lower court.  The next hearing at the lower court has been scheduled for August 25, 2003. The Company believes that it will prevail.

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

          Since commencing the provision of telecommunications services in 1995, the Company’s network construction and expansion program has added approximately 136,000 access lines through June 30, 2003 to the approximately 61,000 access lines acquired directly from Magyar Tavkozlesi Rt. (“Matav”), the former State-controlled monopoly telephone company.  During the late 1990s, the development and installation of the network in each of the Company’s operating areas required significant capital expenditures.

          The Company generated cash from operations of $6.3 million during the quarter ended June 30, 2003, up from $4.2 million for the quarter ended June 30, 2002. Now that the Company’s networks are built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and maintain profitability will depend upon a number of factors, including the Company’s ability to attract additional customers, while retaining existing customers, both within and outside its operating areas and increased revenues per customer.  These factors are expected to be primarily influenced by the success of the Company’s operating and marketing strategies, as well as market acceptance of telecommunications services both within and outside the Company’s operating areas.  In addition, the Company’s profitability may be affected by changes in the Company’s regulatory environment, macroeconomic factors and other factors that are beyond the Company’s control.

          The Company’s results and financial position, reported in U.S. dollars, continue to be significantly affected by movements in the Hungarian forint/U.S. dollar exchange rate.

Critical Accounting Policies

          The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).  This requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  US GAAP provides the framework from which to make these estimates, assumption and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner.  Management regularly assesses these policies in light of current and forecasted economic and regulatory conditions.  The accounting policies the Company believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated condensed

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

financial statements are the same as those described in its Annual Report on Form 10-K for the year ended December 31, 2002.

Comparison of Three Months Ended June 30, 2003 and Three Months Ended June 30, 2002

          The Company’s Hungarian subsidiary’s functional currency is the Hungarian forint.  The average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2003 was 220.71, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2002 of 264.50. When comparing the three months ended June 30, 2003 to the three months ended June 30, 2002, it should be noted that all U.S. dollar reported amounts have been affected by this 20% appreciation in the Hungarian subsidiary’s functional currency.

  Net Revenues

	Quarter ended June 30,

(dollars in millions)	2003	2002	% change

Measured service revenues	$8.2	$7.4	11
Subscription revenues	6.1	4.9	24
Interconnect charges :
Incoming	0.8	0.6	33
Outgoing	(2.5)	(2.4)	(4)

Net	(1.7)	(1.8)	6

Net measured service and subscription revenues	12.6	10.5	20
Connection fees	0.7	0.6	17
Other operating revenues, net	1.7	1.3	31

Telephone Service Revenues, Net	15.0	12.4	21

          The Company recorded a 21% increase in net telephone service revenues to $15.0 million for the three months ended June 30, 2003 from $12.4 million for the three months ended June 30, 2002.

          Net measured service and subscription revenues increased 20% to $12.6 million for the three months ended June 30, 2003 from $10.5 million for the three months ended June 30, 2002.  Measured service revenues increased 11% to $8.2 million during the three months ended June 30, 2003 from $7.4 million during the three months ended June 30, 2002.  Subscription revenues increased 24% to $6.1 million during the three months ended June 30, 2003 from $4.9 million during the three months ended June 30, 2002. Measured service revenues decreased in functional currency terms by approximately 7% as a result of a decrease in average access lines in service from approximately 202,300 for the three months ended June 30, 2002 to approximately 198,500 during the three months ended June 30, 2003, and lower minutes of use for some telecommunications services. Due to economic conditions and pricing issues, both within and outside the Company’s operating areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in use during each of the quarters ended June 30, 2003 and 2002.  Subscription revenues increased in functional currency terms by approximately 2% as a result of (i) an approximate 10% increase in monthly subscription and tariff multiplier fees offset by a 2% decrease resulting from a decrease in average access lines in service between the two periods; (ii) a 21% decrease in Universal Service revenues compared to the quarter ended

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

June 30, 2002 as a result of a new ministerial decree signed in June 2003; and (iii) the downward revision of the Company’s Universal Service revenue accrual for the quarter ended March 31, 2003, as a result of the ministerial decree previously mentioned.  Included in subscription revenues is $0.4 million for the quarter ended June 30, 2003 and $0.5 million for the quarter ended June 30, 2002 of revenue associated with the Company being a Universal Service Provider. As a Universal Service Provider the Company expects to receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services.  The funds to be received by the Company are based upon the number of customers, which meet certain requirements defined in government regulations.

          As mentioned above, in June 2003, the Hungarian Minister of Telecommunications signed a decree which, among other things, addresses the Universal Service Regime in Hungary and the compensation to be paid to the Company for being a Universal Services Provider. This decree, which claims to have retroactive effect to January 1, 2003, would decrease the funds the Company receives for being a Universal Services Provider by approximately 21% compared to the old regulation. The Company questions the legality of this retroactive change and is reviewing its options regarding this decree.  In addition, the Company has not yet received the amount it is due for being a Universal Services Provider for 2002, although this should have been paid to the Company by March 31, 2003. The Ministry informed the Company that the amount due to it for 2002, which they confirmed in writing, was to be paid by May 31, 2003, however, as of the date of this filing, the Company has not received payment.

          Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $1.7 million for the three months ended June 30, 2003 compared to $1.8 million for the three months ended June 30, 2002. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 14% for the three months ended June 30, 2002 to 12% for the three months ended June 30, 2003.

          Other operating revenues, which include revenues generated from the provision of direct lines, operator services, internet services and other miscellaneous telephone service revenues, increased 31% to $1.7 million for the three months ended June 30, 2003, as compared to $1.3 million for the three months ended June 30, 2002. In functional currency terms, other operating revenues increased approximately 12% for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002. This increase is primarily due to increased leased line and internet revenues between the two periods.

  Operating and Maintenance Expenses

          Operating and maintenance expenses increased 13% to $5.4 million for the three months ended June 30, 2003, as compared to $4.8 million for the three months ended June 30, 2002. In functional currency terms, operating and maintenance expenses of Hungarotel decreased 4% for the three months ended June 30, 2003, compared to the three months ended June 30, 2002.  In U.S. dollar terms, however, such decrease in costs in functional currency terms, combined with a 4% decrease in the Company’s U.S. dollar denominated operating expenses between the periods, have been offset by the 20% appreciation of the Hungarian forint.

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

  Depreciation and Amortization

          Depreciation and amortization charges increased $0.4 million to $2.9 million for the three months ended June 30, 2003 from $2.5 million for the three months ended June 30, 2002. Depreciation and amortization charges decreased in functional currency terms by approximately 2% due to a portion of the Company’s telecommunications assets being fully depreciated during 2002. This decrease has been offset by the 20% appreciation of the Hungarian forint between the periods.

  Income from Operations

          Income from operations increased to $6.7 million for the three months ended June 30, 2003 from $5.2 million for the three months ended June 30, 2002. Contributing to such improvement were higher net telephone service revenues partially offset by higher operating and maintenance expenses and depreciation and amortization charges.

  Foreign Exchange Gains (Losses)

          Foreign exchange losses amounted to $6.3 million for the three months ended June 30, 2003, compared to foreign exchange gains of $2.7 for the three months ended June 30, 2002.  The foreign exchange losses for the quarter resulted primarily from the devaluation of the Hungarian forint on the Company’s average EUR 63.2 million and U.S. dollar 25 million denominated debt outstanding during the period.  At June 30, 2003, the Hungarian forint, as a result of the Hungarian National Bank’s actions during the quarter and market reactions to such actions, had devalued by approximately 7% against the euro, and by 3% against the U.S. dollar as compared to March 31, 2003 levels. The foreign exchange gains for the three months ended June 30, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint against the U.S. dollar on the Company’s 25 million U.S. dollar denominated debt outstanding during the period.  At June 30, 2002, the Hungarian forint had appreciated in value by approximately 13% against the U.S. dollar, and was consistent against the euro, as compared to March 31, 2002 levels. Included in foreign exchange gains for the three months ended June 30, 2002 is approximately $0.2 million of foreign exchange losses relating to the Company’s closed foreign currency forward contracts. When non-Hungarian forint debt is remeasured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies.See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

  Interest Expense

          Interest expense decreased $0.2 million to $2.2 million for the three months ended June 30, 2003 from $2.4 million for the three months ended June 30, 2002. This $0.2 million decrease is attributable to lower interest rates paid on the Company’s borrowings, as well as lower average debt levels outstanding between the periods. As a result of the lower interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations decreased from 6.52% for the three months ended June 30, 2002, to 5.22% for the three months ended June 30, 2003, a 20% decrease.  See “Liquidity and Capital Resources” section below.

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

  Interest Income

          Interest income increased to $0.3 million for the three months ended June 30, 2003, from $0.1 million for the three months ended June 30, 2002, due to higher average cash balances between the periods.

  Income Tax (Expense) Benefit

          The Company recorded a $0.4 million current income tax expense as a result of a corporate income tax amendment for the years 1998 and 1999 relating to Hungarotel. This amendment was due to a previous year’s tax audit, which established management fees should have been charged between Hungarotel’s legal predecessors.

          The Company updated its deferred tax calculation as of June 30, 2003 based on its results for the six months ended June 30, 2003. This update was necessitated by the above noted corporate income tax amendment, and the foreign exchange losses recorded by the Company as of June 30, 2003.  The deferred tax benefit of $0.7 million for the quarter reflects the impact of updating the deferred tax calculation, based upon the Hungarian corporate income tax rate of 18% and the U.S. corporate income tax rate of 35%.  There was no income tax expense or benefit recorded for the quarter ended June 30, 2002.

  Net (Loss) Income

          As a result of the factors discussed above, the Company recorded a net loss attributable to common stockholders of $1.4 million, or $0.11 per share on a basic and diluted basis, for the three months ended June 30, 2003 as compared to net income attributable to common stockholders of $5.5 million, or $0.46 per share, or $0.44 per share on a diluted basis, for the three months ended June 30, 2002.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

          As previously mentioned, the Company’s Hungarian subsidiary’s functional currency is the Hungarian forint.  The average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2003 was 223.83, as compared to an average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2002 of 271.47. When comparing the six months ended June 30, 2003 to the six months ended June 30, 2002, it should be noted that all U.S. dollar reported amounts have been affected by this 21% appreciation in the Hungarian subsidiary’s functional currency.

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

  Net Revenues

	Year-to-date

(dollars in millions)	2003	2002	% change

Measured service revenues	16.5	14.5	14
Subscription revenues	12.3	9.5	29
Interconnect charges
Incoming	1.6	1.2	33
Outgoing	(5.0)	(4.6)	(9)

Net	(3.4)	(3.4)	—

Net measured service and subscription revenues	25.4	20.6	23
Connection fees	1.4	1.2	17
Other operating revenues	3.2	2.5	28

Telephone Service Revenues, Net	30.0	24.3	23

          The Company recorded a 23% increase in net telephone service revenues of $30.0 million for the six months ended June 30, 2003 as compared to revenues of $24.3 million for the six months ended June 30, 2002.

          Net measured service and subscription revenues increased 23% to $25.4 million for the six months ended June 30, 2003 from $20.6 million for the six months ended June 30, 2002. Measured service revenues increased 14% to $16.5 million during the six months ended June 30, 2003 from $14.5 million during the six months ended June 30, 2002. Subscription revenues increased 29% to $12.3 million during the six months ended June 30, 2003 from $9.5 million during the six months ended June 30, 2002. Measured service revenues decreased in functional currency terms by approximately 6% as a result of (i) a decrease in average access lines in service from approximately 202,800 for the six months ended June 30, 2002 to approximately 199,300 during the six months ended June 30, 2003, and (ii) lower minutes of use for some telecommunications services. Due to economic conditions and pricing issues, both within and outside the Company’s operating areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in use during the six months ended June 30, 2003 and the six months ended June 30, 2002. Subscription revenues increased in functional currency terms by approximately 7% as a result of (i) an approximate 11% increase in monthly subscription and tariff multiplier fees offset by a 2% decrease resulting from a decrease in average access lines in service between the two periods, and (ii) a 5% decrease in Universal Service revenues between the periods.  This decrease in Universal Service revenues is attributable to a 21% decrease in Universal Service revenues for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, as a result of a new ministerial decree signed in June 2003, partially offset by the Company recording Universal Service Provider revenues for the six months ended June 30, 2003, whereas for the six months ended June 30, 2002, the Company was a Universal Service Provider for only five months.  Included in subscription revenues is approximately $1.0 million for the six months ended June 30, 2003, and approximately $0.9 million for the six months ended June 30, 2002, of revenue associated with the Company being a Universal Service Provider.  As a Universal Service Provider the Company will receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services.  The funds to be received by the Company

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

are based upon the number of customers, which meet certain requirements defined in government regulations.

          As mentioned above, in June 2003, the Hungarian Minister of Telecommunications signed a decree which, among other things, addresses the Universal Service Regime in Hungary and the compensation to be paid to the Company for being a Universal Services Provider. This decree, which claims to have retroactive effect to January 1, 2003, would decrease the funds the Company receives for being a Universal Services Provider by approximately 21% compared to the old regulation. The Company questions the legality of this retroactive change and is reviewing its options regarding this decree.  In addition, the Company has not yet received the amount it is due for being a Universal Services Provider for 2002, although this should have been paid to the Company by March 31, 2003. The Ministry informed the Company that the amount due to it for 2002, which they confirmed in writing, was to be paid by May 31, 2003, however, as of the date of this filing, the Company has not received payment.

          Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $3.4 million for each of the six month period ended June 30, 2003 and 2002. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 14% for the six months ended June 30, 2002 to 12% for the six months ended June 30, 2003.

          Other operating revenues, which include revenues generated from the provision of direct lines, operator services, internet services and other miscellaneous telephone service revenues, increased 28% to $3.2 million for the six months ended June 30, 2003, as compared to $2.5 million for the six months ended June 30, 2002. In functional currency terms, other operating revenues increased approximately 8% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. This increase is primarily due to increased leased line and internet revenues between the two periods.

  Operating and Maintenance Expenses

          Operating and maintenance expenses increased 18% to $10.7 million for the six months ended June 30, 2003, as compared to $9.1 million for the six months ended June 30, 2002. In functional currency terms, operating and maintenance expenses of Hungarotel decreased 2% between the six month periods ended June 30, 2003, and 2002. In U.S. dollar terms, however, such costs in functional currency terms have been affected by the 21% appreciation of the Hungarian forint between the periods.

  Depreciation and Amortization

          Depreciation and amortization charges increased $0.8 million to $5.6 million for the six months ended June 30, 2003 from $4.8 million for the six months ended June 30, 2002. Depreciation and amortization charges decreased in functional currency terms by approximately 3% due to a portion of the Company’s telecommunications assets being fully depreciated during 2002. This decrease has been offset by the 21% appreciation of the Hungarian forint between the periods.

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

  Income from Operations

          Income from operations increased to $13.7 million for the six months ended June 30, 2003 compared to $10.3 million for the six months ended June 30, 2002. Contributing to such improvement were higher net telephone service revenues partially offset by higher operating and maintenance expenses and depreciation and amortization charges.

  Foreign Exchange Gains (Losses)

          Foreign exchange losses amounted to $9.6 million for the six months ended June 30, 2003, compared to foreign exchange gains of $3.3 for the six months ended June 30, 2002. The foreign exchange losses for the period resulted primarily from the devaluation of the Hungarian forint on the Company’s average EUR 64.0 million and U.S. dollar 25 million denominated debt outstanding during the period. At June 30, 2003, the Hungarian forint, as a result of the Hungarian National Bank’s actions during the period and market reactions to such actions, had devalued by approximately 11% against the euro, and by 3% against the U.S. dollar as compared to December 31, 2002 levels. The foreign exchange gains for the six months ended June 30, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 75.1 million and U.S. dollar 25 million denominated debt outstanding during the period.  At June 30, 2002, the Hungarian forint had appreciated in value by approximately 1% against the euro, and by approximately 13% against the U.S. dollar as compared to December 31, 2001 levels.  Included in foreign exchange gains for the six months ended June 30, 2002 is approximately $0.2 million of foreign exchange losses relating to the Company’s closed foreign currency forward contracts.  When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies.See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

  Interest Expense

          Interest expense decreased $0.3 million to $4.7 million for the six months ended June 30, 2003 from $5.0 million for the six months ended June 30, 2002. This $0.3 million decrease is attributable to lower interest rates paid on the Company’s borrowings, as well as lower average debt levels outstanding between the periods. As a result of the lower interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations decreased from 6.67% for the six months ended June 30, 2002, to 5.70% for the six months ended June 30, 2003, a 15% decrease.  See “Liquidity and Capital Resources” section below.

  Income Tax (Expense) Benefit

          The Company recorded a $0.4 million current income tax expense as a result of a corporate income tax amendment for the years 1998 and 1999 relating to Hungarotel. This amendment was due to a previous year’s tax audit, which established management fees should have been charged between Hungarotel’s legal predecessors.

          The Company updated its deferred tax calculation as of June 30, 2003 based on its results for the six months ended June 30, 2003. This update was necessitated by the above noted corporate income tax amendment, and the foreign exchange losses recorded by the Company as

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

of June 30, 2003.  The deferred tax benefit of $0.4 million for the six months reflects the impact of updating the deferred tax calculation, based upon the Hungarian corporate income tax rate of 18% and the U.S. corporate income tax rate of 35%.  There was no income tax expense or benefit recorded for the six months ended June 30, 2002.

  Net (Loss) Income

          As a result of the factors discussed above, the Company recorded a net loss attributable to common stockholders of $0.4 million, or $0.03 per share on a basic and diluted basis, for the six months ended June 30, 2003 as compared to the net income attributable to common stockholders of $9.1 million, or $0.75 per share, or $0.73 per share on a diluted basis, for the six months ended June 30, 2002.

Liquidity and Capital Resources

          The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing.  The ongoing development and installation of the network in each of the areas in which the Company operates required significant capital expenditures ($203.1 million at historical exchange rates through June 30, 2003).  Since the end of 1998, the Company’s networks have had the capacity, with only normal additional capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within the areas in which it operates.

          Net cash provided by operating activities totalled $13.7 million during the six months ended June 30, 2003 compared to $10.5 million during the six months ended June 30, 2002.  The increase in net cash provided by operating activities between the two periods is primarily due to (i) lower average interest rates and lower average outstanding debt levels, and (ii) the appreciation of the Hungarian forint against the U.S. dollar between the two six month periods. For the six months ended June 30, 2003 and 2002, the Company used $1.2 million and $1.4 million, respectively, in investing activities, which was primarily used to fund additions to the Company’s telecommunications networks.  Financing activities used net cash of $11.9 million during the six months ended June 30, 2003 compared to $9.5 million for the six months ended June 30, 2002.  The cash used by financing activities was for the scheduled repayments of the Company’s short-term and long-term debt obligations. Of the net $11.9 million 2003 amount, $2.6 million was the payment of excess cash due under the Company’s long-term debt agreement as a result of its financial performance during 2002.

          On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the “Debt Agreement”) with a European banking syndicate.  The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at historical exchange rates).  As of June 30, 2003, the Company has repaid approximately $43.1 million, at historical exchange rates, of the original EUR 129 million drawn down.  The Company believes that its current cash flow will allow it to meet its working capital needs, including its obligations under the Debt Agreement.

          The Company’s major contractual cash obligations as disclosed in its December 31, 2002 Form 10-K filing have not materially changed as of June 30, 2003.  The Company’s ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

customer behavior and acceptance of additional fixed line telecommunications services.  Under the Company’s Debt Agreement, the Company must maintain certain levels of earnings before interest, foreign exchange gains/losses, taxes, depreciation and amortization and cash flow in order to comply with its debt covenant ratios as set out in the Debt Agreement. Until March 31, 2002, the ratios were calculated based on the Company’s U.S. dollar consolidated financial statements.  With effect from June 30, 2002, the ratios are calculated based on the Company’s U.S. dollar consolidated financial statements translated into euros.  This exposes the Company to the possible risk of not meeting its debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of its Hungarian forint denominated assets, liabilities, revenues and expenses into euros.  While management seeks to manage the business to be in compliance with the Debt Agreement and related covenants, the Company operates in a regulated environment which is subject to many factors outside of management’s control (i.e. the government’s political, social and public policy agenda).  The Company’s liquidity may also be affected by exchange rate fluctuations due to approximately 74%of its debt not being denominated in Hungarian forints.  The Company attempts to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts.

Inflation and Foreign Currency

          In May 2001, the Hungarian National Bank widened the trading band the Hungarian forint is allowed to trade within from +/- 2.25% of the mid-point of the band to +/- 15%.  This widening caused the Hungarian forint to initially appreciate in value against the euro by approximately 4%.  Subsequent to the band widening, and without any notice, in June 2001 the Hungarian National Bank lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. This lifting of all remaining foreign exchange restrictions caused much interest by foreign investors in Hungarian State bonds and caused the Hungarian forint to begin appreciating against the euro and U.S. dollar.  During 2002, with high real interest rates, the Hungarian forint continued its appreciation towards the euro and U.S. dollar that it began in the summer of 2001.  The strength of the Hungarian forint was welcomed by the Hungarian National Bank, as it allowed Hungary to keep with its inflation targets. The appreciation of the Hungarian forint caused the Company to experience large unrealized foreign exchange gains, related to the remeasurement of the Company’s euro and U.S. dollar denominated debt during 2001 and 2002.  During the first quarter of 2003, the Hungarian forint depreciated against the euro and U.S. dollar and caused the Company to record a $3.3 million net foreign exchange loss.  In June 2003, the Hungarian National Bank, in consultation with the Government, moved the mid-point of the trading band, which immediately devalued the Hungarian forint by 2.26%, and caused confusion and uncertainty within the financial markets.  Subsequent to the moving of the mid-point, the Hungarian National Bank raised interest rates 3%, which further confused the financial markets.  With the abrupt change in Hungarian National Bank policy, from encouraging a strong currency to seeking a slightly less strong currency, and financial market reactions, volatility of the Hungarian forint has increased.  The large unrealized foreign exchange loss recognized by the Company for the six months ended June 30, 2003, principally reflects the 11% devaluation in value of the Hungarian forint against the euro between January 1 and June 30, 2003.

          The Company’s Hungarian operations generate revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominantly in Hungarian forints but also in U.S. dollars and euros.  In addition, certain of the Company’s balance sheet accounts are denominated in currencies other than the Hungarian forint, the functional currency of the

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Company’s Hungarian subsidiary.  Accordingly, when such accounts are translated into Hungarian forints, the Company is subject to foreign exchange gains and losses, which are reflected as a component of net income/loss. When the subsidiary’s forint-denominated financial statements are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

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

Market Risk Exposure

          The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes.  Company operations, including all revenues and approximately 88% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. The Company is also exposed to exchange rate risk insofar as the Company has debt obligations in currencies other than the functional currency of its Hungarian subsidiary. The Hungarian forint/euro exchange rate went from 235.90 as of December 31, 2002 to 266.30 as of June 30, 2003, an approximate 11% depreciation in value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate went from 225.16 as of December 31, 2002 to 232.98 as of June 30, 2003, an approximate 3% depreciation in value of the Hungarian forint versus the U.S. dollar.

          The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated.  The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively.  Over the medium to long term, the BUBOR rate is expected to follow inflation and devaluation trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s June 30, 2003 debt level.  If a 1% change in EURIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.7 million annually based upon the Company’s June 30, 2003 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s June 30, 2003 debt level.

          Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by approximately $3.3 million, based upon the Company’s June 30, 2003 debt level.  If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company’s foreign exchange rate gain would

Part I.  Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

increase or decrease by approximately $1.3 million based on Hungarotel’s U.S. dollar denominated borrowings from HTCC as of June 30, 2003.  Any increase or decrease in the Company’s euro and U.S. dollar denominated debt will also give rise to unrealized foreign exchange gains or losses in the Company’s statement of income or loss.

          The Company policy is to consider utilizing foreign currency forward contracts or purchases of foreign currencies in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company’s long-term debt obligations. Forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date.  The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The Company did not have any open foreign currency forwards at June 30, 2003. Company policy requires that counterparties to the Company’s foreign currency forward contracts be substantial and creditworthy multinational commercial banks, which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted the provision of SFAS 143 on January 1, 2003. The adoption of SFAS 143 has not had a material effect on the Company’s consolidated results of operations or financial position.

          In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements.  SFAS 145 has been adopted beginning January 1, 2003. The adoption of SFAS 145 has not had a material effect on the Company’s consolidated results of operations or financial position.

          On July 30, 2002, the FASB issued SFAS No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF Issue No. 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initial measurement be at fair value.  The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material effect on the Company’s consolidated results of operations or financial position.

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

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For nonpublic enterprises, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003.  The Company does not use variable interest entities, therefore the application of this Interpretation does not have a material effect on the Company’s consolidated results of operations or financial position.

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

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for contracts entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. The Company is currently evaluating the impact of this pronouncement on its consolidated results of operations and financial position, particularly with respect to the Company’s cumulative convertible preferred stock and warrants outstanding.

Part I. Financial Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

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

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003.  Based on this evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that the Company is able to record, process, summarize and report the information that the Company is required to disclose in the reports that the Company files with, or submits to, the SEC within the required time periods.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 1. Legal Proceedings

Local Business Tax

As described in the Company’s report on Form 10-K for 2002, a provision in Hungarotel’s concession contracts provided for a payment by Hungarotel of a sum equal to ten times the local municipal business tax.  At the time of the inception of the concession contracts, the local business tax was 0%.  When this increased in 1996 in one of the regions in which Hungarotel operates, one municipality claimed that Hungarotel was liable to pay the local business tax at ten times the prevailing rate. However, the municipality has not been able to enforce this undertaking because it is not a party to the concession contracts.  The municipality has taken this matter up with the Hungarian regulatory authorities.  In May 1999, the then Hungarian Deputy State Secretary gave a verbal confirmation that the Hungarian regulatory authorities would not enforce the undertaking against Hungarotel.  Subsequently, in November 1999, the Hungarian government sent a letter to the municipality informing it that the disputed business tax provision was not enforceable because the indefinite nature of the undertaking constituted an unjustified burden on Hungarotel and that the undertaking was not in compliance with the laws on Local Business Tax.  In January 2001 the municipality sent a letter to Hungarotel demanding the sum of HUF 648.0 million (approximately $2.8 million at June 30, 2003 exchange rates).  The letter stated that, in the absence of payment, the municipality would take the matter up with the relevant Hungarian telecommunications regulatory authorities and others. In July 2003, an attorney acting on behalf of the municipality wrote to Hungarotel claiming the sum of HUF 2,936,518,000 (approximately $12.6 million at June 30, 2003 exchange rates) as local business tax allegedly payable for the period 1996 - 2002.  Hungarotel has rejected this demand on the same grounds as it has rejected the previous demands made in this matter by the municipality. Hungarotel believes that the ten times tax undertaking is unenforceable and intends to defend any action brought on this matter.

Rimoc

A portion of Hungarotel’s network uses wireless technology to certain homes instead of a fixed wire-line connection.  One village in Hungarotel’s operating area, filed a lawsuit demanding that Hungarotel install fixed lines to all of the homes in the village.  It is Hungarotel’s position that it is permissible to use wireless technology as it deems appropriate.  The lower court ruled against Hungarotel but the lower courts’ decision was overturned on appeal.  The village had until April 27, 2001 to file an appeal with the Hungarian Supreme Court, which it failed to do.  However, in July 2003, Hungarotel was informed that the Hungarian Supreme Court has scheduled a hearing on September 25, 2003 to hear an appeal by the village.  Hungarotel believes that the village has no valid grounds for an appeal and believes that it will prevail on the merits of the case.

Item 2. Changes in Securities and Use of Proceeds

None

Part II. Other Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 3. Default Upon Senior Securities

(a)	None.
(b)

On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Communications Company.  Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value.  As of June 30, 2003, the total arrearage on the Preferred Shares was $438,000.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Registrant was held on May 22, 2003.
(b)	Not Applicable.
(c)	First Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Election of Directors

	Votes Cast For	Votes Withheld

Ole Bertram	11,239,891	35,406
Daryl A. Ferguson	11,274,742	555
Thomas Gelting	11,274,797	500
Torben V. Holm	11,274,797	500
John B. Ryan	11,274,297	1,000
William E. Starkey	11,274,297	1,000
Leonard Tow	11,274,297	1,000

Second Matter Voted on at the Annual Meeting of Stockholders of the Registrant:  Ratification of the appointment of KPMG Hungaria Kft. as auditors of the Registrant for the fiscal year ending December 31, 2003.

For	Against	Abstain

11,270,997	500	3,800

(d) Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibit Number	Description
.
		2	Plan of acquisition, reorganization, arrangement, liquidation or succession (None)

Part II. Other Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

3(i)

Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on January 31, 2001 (File #333-54688) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended as of May 22, 2003

4.1	Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant’s Registration Statement on From SB-2 filed on October 27, 1994 and incorporated herein by reference (File #33-80676)

4.2

Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

11	Statement re computation of per share earnings (not required)

15	Letter re unaudited interim financial information (not required)

18	Letter re change in accounting principles (none)

19	Report furnished to security holders (none)

22	Published report regarding matters submitted to vote of security holders (not required)

24	Power of Attorney (not required)

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1

Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2

Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part II. Other Information
HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

(b)	Reports on Form 8-K

On May 15, 2003, the Registrant filed a report on Form 8-K furnishing under Item 9 “Regulation FD Disclosure” and Item 12 “Results of Operations and Financial Condition” its Press Release dated May 14, 2003 announcing the Registrant’s first quarter 2003 financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNGARIAN TELEPHONE AND CABLE CORP.

August 13, 2003	By:	/s/ OLE BERTRAM

Ole Bertram Chief Executive Officer and President

August 13, 2003	By:	/s/ WILLIAM McGANN

William McGann Principal Accounting Officer, Principal Financial Officer, Controller and Treasurer

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits

Exhibit No.	Description

3(ii)	By-laws of the Registrant, as amended as of May 22, 2003

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1

Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2

Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350