Form 10-Q
period 2003-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2003-11-13
CIK 889949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest possible date:

Common Stock, $.001 par value	12,220,680 Shares
(Class)	(Outstanding at November 13, 2003)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,045	13,922
Restricted cash	23	22
Accounts receivable, net	5,999	5,646
Current deferred tax asset	2,034	1,398
Other current assets	3,844	4,016

Total current assets	34,945	25,004
Property, plant and equipment, net	116,398	118,721
Goodwill, less accumulated amortization	8,231	7,923
Other intangibles, less accumulated amortization	4,267	4,289
Deferred costs	4,006	5,709
Deferred tax asset	3,738	4,369
Other assets	2,311	3,044

Total assets	$173,896	169,059

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$20,482	18,872
Excess cash amounts due under long-term debt agreement	—	2,525
Accounts payable	1,326	1,304
Accruals	3,300	4,099
Other current liabilities	2,579	2,052
Due to related parties	465	386

Total current liabilities	28,152	29,238
Long-term debt, excluding current installments	99,744	102,165
Deferred credits and other liabilities	6,100	7,808

Total liabilities	133,996	139,211

Commitments and Contingencies
Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2003 and 2002	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,195,680 shares in 2003 and 12,103,180 in 2002	12	12
Additional paid-in capital	145,463	144,778
Accumulated deficit	(123,892)	(131,917)
Accumulated other comprehensive income	18,317	16,975

Total stockholders’ equity	39,900	29,848

Total liabilities and stockholders’ equity	$173,896	169,059

See accompanying notes to consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Income

For the Three and Nine Month Periods Ended September 30, 2003 and 2002

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Telephone service revenues, net	$14,246	$13,646	$44,238	$37,907
Operating expenses:
Operating and maintenance expenses	5,090	4,862	15,770	13,987
Depreciation and amortization	2,752	2,556	8,373	7,343

Total operating expenses	7,842	7,418	24,143	21,330

Income from operations	6,404	6,228	20,095	16,577
Other income (expenses):
Foreign exchange gains (losses), net	4,568	327	(5,065)	3,658
Interest expense	(2,178)	(2,659)	(6,846)	(7,625)
Interest income	295	291	773	704
Other, net	(171)	19	(360)	49

Net income before income taxes	8,918	4,206	8,597	13,363
Income tax expense:
Current	—	—	(372)	—
Deferred	(507)	—	(121)	—

Net income	$8,411	$4,206	$8,104	$13,363
Cumulative convertible preferred stock dividends (in arrears)	(27)	(27)	(79)	(79)

Net income attributable to common stockholders	8,384	4,179	8,025	13,284
Comprehensive income adjustments	2,110	25	1,342	370

Total comprehensive income	$10,494	$4,204	$9,367	$13,654

Earnings per common share:
Basic	$0.69	$0.35	$0.66	$1.10

Diluted	$0.65	$0.33	$0.63	$1.06

Weighted average number of common shares outstanding:

Basic	12,195,680	12,103,180	12,167,957	12,103,180

Diluted	12,938,269	12,666,561	12,877,024	12,572,794

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2002	12,103,180	$12	—	144,778	(131,917)	16,975	$29,848

Proceeds from exercise of options	92,500	—	—	664	—	—	664

Modification of option terms	—	—	—	21	—	—	21

Cumulative convertible preferred stock dividends (in arrears)	—	—	—	—	(79)	—	(79)

Net income	—	—	—	—	8,104	—	8,104

Foreign currency translation adjustment	—	—	—	—	—	1,342	1,342

Balances at September 30, 2003	12,195,680	$12	—	145,463	(123,892)	18,317	$39,900

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2003 and 2002

(In thousands)

(unaudited)

	2003	2002
Net cash provided by operating activities	$22,593	18,025

Cash flows from investing activities:
Construction of telecommunication networks	(2,542)	(2,394)
Decrease in construction deposits	307	49
Acquisition of interest in subsidiary	—	(14)
Proceeds from sale of assets	17	130

Net cash used in investing activities	(2,218)	(2,229)

Cash flows from financing activities:
Repayments of long-term debt	(12,540)	(5,875)
Repayments of short-term debt	—	(3,595)
Proceeds from exercise of options	664	—

Net cash used in financing activities	(11,876)	(9,470)

Effect of foreign exchange rate changes on cash	624	1,071

Net increase in cash and cash equivalents	9,123	7,397

Cash and cash equivalents at beginning of period	13,922	9,262

Cash and cash equivalents at end of period	$23,045	16,659

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

The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002, including the notes thereto, set forth in the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and nine month periods ended September 30, 2003 and 2002:

	3 months ended		9 months ended
	2003	2002	2003	2002
($ in thousands, except share data)

Net income attributable to common stockholders (A)	$8,384	$4,179	$8,025	$13,284
plus: preferred stock dividends	27	27	79	79

Net income (B)	$8,411	$4,206	$8,104	$13,363

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,195,680	12,103,180	12,167,957	12,103,180
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	742,589	563,381	709,067	469,614

Weighted average common shares outstanding – diluted (D)	12,938,269	12,666,561	12,877,024	12,572,794

Net income per common share:
Basic (A/C)	$0.69	$0.35	$0.66	$1.10
Diluted (B/D)	$0.65	$0.33	$0.63	$1.06

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

For the three and nine month periods ended September 30, 2003, 2,530,000 and 2,550,000 stock options and warrants, respectively, and for the three and nine month periods ended September 30, 2002, 2,604,400 and 2,664,400 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the period.

(c)	Foreign Currency Translation

Since commencement of revenue generating activities, the Company has used the Hungarian forint as the functional currency for its Hungarian subsidiary. Accordingly, foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates for the period. The translation of the subsidiary’s forint denominated financial statements into U.S. dollars, as of September 30, 2003, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 225.16 as of December 31, 2002 to 218.23 as of September 30, 2003, an approximate 3% appreciation in value.

(2)	Cash and Cash Equivalents

(a)	Cash

At September 30, 2003, cash of $6,961,000 comprised the following: $328,000 on deposit in the United States, and $6,633,000 on deposit with banks in Hungary, consisting of $51,000 denominated in U.S. dollars, the equivalent of $4,054,000 denominated in euros and the equivalent of $2,528,000 denominated in Hungarian forints.

(b)	Cash Equivalents

Cash equivalents amounted to approximately $16,084,000 at September 30, 2003 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell which mature within three months.

(3)	Related Parties

The amount due to related parties totalling $465,000 at September 30, 2003 is due to a subsidiary of Citizens Communications Company, which held 18.9% of the Company’s outstanding common stock as of September 30, 2003, representing cumulative preferred stock dividends in arrears.

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

Other Service and Product Revenues – PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues.

The revenues generated by these products and services for the periods ended September 30 were as follows:

	3 months ended		9 months ended
	2003	2002	2003	2002
($ in thousands)

Telephone services	$12,574	$12,331	$39,218	$34,211
Network services	1,278	926	3,819	2,600
Other service and product revenues	394	389	1,201	1,096

	$14,246	$13,646	$44,238	$37,907

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

Major Customers

For the periods ended September 30, 2003 and 2002, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

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

Fazis

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company is involved in a legal dispute with Fazis, a Hungarian contractor which had performed work for the Company. In order to resolve these legal issues, the Company entered into several transactions in 1999 with Postabank Rt., a creditor of Fazis. Fazis challenged the transactions between the Company and Postabank in a lawsuit filed in 2001 with the Metropolitan Court of Budapest. In October 2003, the Metropolitan Court of Budapest dismissed Fazis’ lawsuit.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Reorg Rt. (“Reorg”) a company responsible for collecting Postabank’s bad debts, initiated debt collection proceeedings against Fazis in 1999. In 2000 Reorg claimed the benefit of certain invoices that Fazis had issued to the Company. In September 2003, the Metropolitan Court of Budapest dismissed Reorg’s lawsuit on the grounds that it had no right to the benefit of the invoices on which its claim was based. Reorg has appealed this dismissal.

Local Business Tax

The Company is involved in a dispute with a municipality which claims that the Company undertook in its Concession Agreement to pay local municipal business taxes at ten times the local business tax rate. The Company has rejected this claim based on its position that the municipality was not a party to the Concession Agreement and that its claims are not enforceable. During the most recent fiscal quarter, several other municipalities have made similar demands regarding the collection of local municipal business taxes at ten times the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

local business tax rate. As of September 30, 2003, the existing demands total HUF 2.3 billion (approximately $10.5 million in the aggregate at September 30, 2003 exchange rates) plus interest. The Company will reject these claims on the same basis that it has rejected the original claim.

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

Since commencing the provision of telecommunications services in 1995, the Company’s network construction and expansion program has added approximately 135,000 net access lines through September 30, 2003 to the approximately 61,000 access lines acquired directly from Magyar Tavkozlesi Rt. (“Matav”), the former State-controlled monopoly telephone company. During the late 1990s, the development and installation of the network in each of the Company’s operating areas required significant capital expenditures.

The Company generated cash from operations of $8.9 million during the quarter ended September 30, 2003, up from $7.5 million for the quarter ended September 30, 2002. Now that the Company’s networks are built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and maintain profitability will depend upon a number of factors, including the Company’s ability to attract additional customers, while retaining existing customers, both within and outside its operating areas and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company’s operating and marketing strategies, as well as market acceptance of telecommunications services both within and outside the Company’s operating areas. In addition, the Company’s profitability may be affected by changes in the Company’s regulatory environment, macroeconomic factors and other factors that are beyond the Company’s control.

The Company’s results and financial position, reported in U.S. dollars, continue to be significantly affected by movements in the Hungarian forint/U.S. dollar exchange rate.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic and regulatory conditions. The accounting policies the Company believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated condensed financial statements are the same as those described in its Annual Report on Form 10-K for the year ended December 31, 2002.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

The Company’s Hungarian subsidiary’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2003 was 230.91, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2002 of 249.38. When comparing the three months ended September 30, 2003 to the three months ended September 30, 2002, it should be noted that all U.S. dollar reported amounts have been affected by this 8% appreciation in the Hungarian subsidiary’s functional currency.

Net Revenues

	Quarter ended September 30,
(dollars in millions)	2003	2002	% change
Measured service revenues	$7.7	$7.9	(3)
Subscription revenues	5.7	5.6	2
Interconnect charges :
Incoming	0.9	0.7	29
Outgoing	(2.3)	(2.4)	4

Net	(1.4)	(1.7)	18

Net measured service and subscription revenues	12.0	11.8	2
Connection fees	0.6	0.6	—
Other operating revenues, net	1.6	1.2	33

Telephone Service Revenues, Net	14.2	13.6	4

The Company recorded a 4% increase in net telephone service revenues to $14.2 million for the three months ended September 30, 2003 from $13.6 million for the three months ended September 30, 2002.

Net measured service and subscription revenues increased 2% to $12 million for the three months ended September 30, 2003 from $11.8 million for the three months ended September 30, 2002. Measured service revenues decreased 3% to $7.7 million during the three months ended September 30, 2003 from $7.9 million during the three months ended September 30, 2002. Subscription revenues increased 2% to $5.7 million during the three months ended September 30, 2003 from $5.6 million during the three months ended September 30, 2002. Measured service revenues decreased in functional currency terms by approximately 10% as a result of a decrease in average access lines in service from approximately 200,700 for the three months ended September 30, 2002 to approximately 196,600 during the three months ended September 30, 2003, lower minutes of use for some telecommunications services and changes in the mix of call directions. Due to economic conditions and pricing issues, both within and outside the Company’s operating areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in use during each of the quarters ended September 30, 2003 and 2002. Subscription revenues decreased in functional currency terms by approximately 6% as a result of (i) a 2% decrease in average access lines in service between the two periods; (ii) a 21% decrease

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

in Universal Service revenues compared to the quarter ended September 30, 2002 as a result of a new ministerial decree signed in June 2003; and (iii) the downward revision of the Company’s Universal Service revenue accrual for 2002 by $0.2 million recorded during the third quarter of 2003, based on the Universal Services Fund’s final calculation for 2002.

At the end of September 2003 the Board of Directors of the Universal Services Fund reviewed its calculation regarding the Universal Service amounts due to the Company for 2002, and calculated that the Company was entitled to approximately $0.2 million less than what was previously confirmed by the Fund to the Company at the end of May 2003. The Company disputes this revised calculation and is considering its options regarding this matter. Simultaneously with the finalization of the amounts due to each Universal Service Provider for 2002, the Fund paid approximately 80% of the Universal Service amount due to the Company for 2002, at the end of September. The remaining amount will be paid once the Fund collects the outstanding amounts due from the telecom service providers which have not yet paid into the Fund.

Included in subscription revenues is $0.3 million for the quarter ended September 30, 2003 and $0.6 million for the quarter ended September 30, 2002 of revenue associated with the Company being a Universal Service Provider. As a Universal Service Provider the Company expects to receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain requirements defined in government regulations.

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

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $1.4 million for the three months ended September 30, 2003 compared to $1.7 million for the three months ended September 30, 2002. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 13% for the three months ended September 30, 2002 to 10% for the three months ended September 30, 2003. This decline is due to the new interconnect agreements that the Company made with other telecom service providers during the quarter, where the Company achieved better prices compared with 2002 in part due to changes in governmental regulations.

Other operating revenues, which include revenues generated from the provision of direct lines, operator services, internet services and other miscellaneous telephone service revenues, increased to $1.6 million for the three months ended September 30, 2003, as compared to $1.2 million for the three months ended September 30, 2002. In functional currency terms, other operating revenues increased approximately 13% for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002. This increase is primarily due to increased leased line and internet revenues between the two periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Operating and Maintenance Expenses

Operating and maintenance expenses increased 4% to $5.1 million for the three months ended September 30, 2003, as compared to $4.9 million for the three months ended September 30, 2002. In functional currency terms, operating and maintenance expenses of Hungarotel decreased 5% for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. In U.S. dollar terms, however, such decrease in costs in functional currency terms, have been offset by the 8% appreciation of the Hungarian forint combined with a slight increase in the Company’s U.S. dollar denominated operating expenses between the periods.

Depreciation and Amortization

Depreciation and amortization charges increased $0.2 million to $2.8 million for the three months ended September 30, 2003 from $2.6 million for the three months ended September 30, 2002. Depreciation and amortization charges have not changed in functional currency terms between the two periods.

Income from Operations

Income from operations increased to $6.4 million for the three months ended September 30, 2003 from $6.2 million for the three months ended September 30, 2002. Contributing to such improvement were higher net telephone service revenues partially offset by higher operating and maintenance expenses and depreciation and amortization charges.

Foreign Exchange Gains

Foreign exchange gains amounted to $4.6 million for the three months ended September 30, 2003, compared to $0.3 million for the three months ended September 30, 2002. The foreign exchange gains for the quarter resulted primarily from the appreciation of the Hungarian forint on the Company’s average EUR 57.3 million and U.S. dollar 25 million denominated debt outstanding during the period. At September 30, 2003, the Hungarian forint had appreciated in value by approximately 5% against the euro and by approximately 7% against the U.S. dollar, as compared to June 30, 2003 levels. The foreign exchange gains for the three months ended September 30, 2002 resulted primarily from the appreciation of the Hungarian forint against the euro on the Company’s 69.8 million euro denominated debt outstanding during the period. At September 30, 2002, the Hungarian forint had appreciated in value by approximately 0.5% against the euro, and was consistent against the U.S. dollar, as compared to June 30, 2002 levels. When non-Hungarian forint debt is remeasured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

Interest expense decreased $0.5 million to $2.2 million for the three months ended September 30, 2003 from $2.7 million for the three months ended September 30, 2002. This $0.5 million decrease is attributable to lower interest rates paid on the Company’s borrowings, as well

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

as lower average debt levels outstanding between the periods. As a result of the lower interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations decreased from 6.89% for the three months ended September 30, 2002, to 5.75% for the three months ended September 30, 2003, a 17% decrease. See “Liquidity and Capital Resources” section below.

Income Tax Expense

The Company updated its deferred tax calculation as of September 30, 2003 based on its results for the period. The update of the calculation has not resulted in a change in the amount of the deferred tax asset. The net income tax expense for the three months ended September 30, 2003 is based upon the estimated effective tax rate for 2003. There was no income tax expense or benefit recorded for the quarter ended September 30, 2002.

Net Income

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $8.4 million, or $0.69 per share, or $0.65 on a diluted basis, for the three months ended September 30, 2003 as compared to $4.2 million, or $0.35 per share, or $0.33 per share on a diluted basis, for the three months ended September 30, 2002.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

As previously stated, the Company’s Hungarian subsidiary’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 2003 was 226.19, as compared to an average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 2002 of 264.11. When comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002, it should be noted that all U.S. dollar reported amounts have been affected by this 17% appreciation in the Hungarian subsidiary’s functional currency.

Net Revenues

	Year-to-date
(dollars in millions)	2003	2002	% change
Measured service revenues	24.1	22.4	8
Subscription revenues	18.0	15.1	19
Interconnect charges
Incoming	2.5	1.9	32
Outgoing	(7.3)	(7.1)	(3)

Net	(4.8)	(5.2)	8

Net measured service and subscription revenues	37.3	32.3	15
Connection fees	2.0	1.8	11
Other operating revenues	4.9	3.8	29

Telephone Service Revenues, Net	44.2	37.9	17

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

The Company recorded a 17% increase in net telephone service revenues of $44.2 million for the nine months ended September 30, 2003 as compared to revenues of $37.9 million for the nine months ended September 30, 2002.

Net measured service and subscription revenues increased 15% to $37.3 million for the nine months ended September 30, 2003 from $32.3 million for the nine months ended September 30, 2002. Measured service revenues increased 8% to $24.1 million during the nine months ended September 30, 2003 from $22.4 million during the nine months ended September 30, 2002. Subscription revenues increased 19% to $18.0 million during nine months ended September 30, 2003 from $15.1 million during the nine months ended September 30, 2002. Measured service revenues decreased in functional currency terms by approximately 7% as a result of a decrease in average access lines in service from approximately 202,100 for the nine months ended September 30, 2002 to approximately 198,400 during the nine months ended September 30, 2003, lower minutes of use for some telecommunications services and changes in the mix of call directions. Due to economic conditions and pricing issues, both within and outside the Company’s operating areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in use during the nine months ended September 30, 2003 and the nine months ended September 30, 2002. Subscription revenues increased in functional currency terms by approximately 2% as a result of (i) an approximate 10% increase in the monthly subscription rates as of August 1, 2002, offset by a 2% decrease in average access lines in service between the two periods, and further offset by (ii) a 24% decrease in Universal Service revenues between the periods. This decrease in Universal Service revenues is attributable to (a) a 21% decrease in monthly Universal Service revenues during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 as a result of a new ministerial decree signed in June 2003; and (b) the downward revision of the Company’s Universal Service revenue accrual for 2002 by $0.2 million recorded during the third quarter of 2003, based on the Universal Services Fund’s final calculation for 2002, partially offset by the Company recording Universal Service Provider revenues for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the Company was a Universal Service Provider for only seven months.

At the end of September 2003 the Board of Directors of the Universal Services Fund reviewed its calculation regarding the Universal Service amounts due to the Company for 2002, and calculated that the Company was entitled to approximately $0.2 million less than what was previously confirmed by the Fund to the Company at the end of May 2003. The Company disputes this revised calculation and is considering its options regarding this matter. Simultaneously with the finalization of the amounts due to each Universal Service Provider for 2002, the Fund paid approximately 80% of the Universal Service amount due to the Company for 2002, at the end of September. The remaining amount will be paid once the Fund collects the outstanding amounts due from the telecom service providers which have not yet paid into the Fund.

Included in subscription revenues is approximately $1.2 million for the nine months ended September 30, 2003, and approximately $1.4 million for the nine months ended September 30, 2002, of revenue associated with the Company being a Universal Service Provider. As a Universal Service Provider the Company will receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain requirements defined in government regulations.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

As stated above, in June 2003, the Hungarian Minister of Telecommunications signed a decree which, among other things, addresses the Universal Service Regime in Hungary and the compensation to be paid to the Company for being a Universal Services Provider. This decree, which claims to have retroactive effect to January 1, 2003, would decrease the funds the Company receives for being a Universal Services Provider by approximately 21% compared to the old regulation. The Company questions the legality of this retroactive change and is reviewing its options regarding this decree.

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $4.8 million for the nine months ended September 30, 2003, as compared to $5.2 million for the nine months ended September 30, 2002. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 14% for the nine months ended September 30, 2002 to 11% for the nine months ended September 30, 2003. This decline is due to the new interconnect agreements that the Company made with other telecom service providers during the third quarter of 2003, where the Company achieved better prices compared with 2002 in part due to changes in governmental regulations.

Other operating revenues, which include revenues generated from the provision of direct lines, operator services, internet services and other miscellaneous telephone service revenues, increased 29% to $4.9 million for the nine months ended September 30, 2003, as compared to $3.8 million for the nine months ended September 30, 2002. In functional currency terms, other operating revenues increased approximately 10% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. This increase is primarily due to increased leased line and internet revenues between the two periods.

Operating and Maintenance Expenses

Operating and maintenance expenses increased 13% to $15.8 million for the nine months ended September 30, 2003, as compared to $14.0 million for the nine months ended September 30, 2002. In functional currency terms, operating and maintenance expenses of Hungarotel decreased 3% between the nine months ended September 30, 2003, and 2002. In U.S. dollar terms, however, such costs in functional currency terms have been affected by the 17% appreciation of the Hungarian forint between the periods.

Depreciation and Amortization

Depreciation and amortization charges increased $1.1 million or 15% to $8.4 million for the nine months ended September 30, 2003 from $7.3 million for the nine months ended September 30, 2002. Depreciation and amortization charges decreased in functional currency terms by approximately 2% as a portion of the Company’s telecommunications assets were fully depreciated during 2002. This decrease has been offset by the 17% appreciation of the Hungarian forint between the periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Income from Operations

Income from operations increased to $20.1 million for the nine months ended September 30, 2003 from $16.6 million for the nine months ended September 30, 2002. Contributing to such improvement were higher net telephone service revenues partially offset by higher operating and maintenance expenses and depreciation and amortization charges.

Foreign Exchange Gains (Losses)

Foreign exchange losses amounted to $5.1 million for the nine months ended September 30, 2003, compared to foreign exchange gains of $3.7 for the nine months ended September 30, 2002. The foreign exchange losses for the period resulted primarily from the devaluation of the Hungarian forint on the Company’s average EUR 61.8 million debt outstanding being partially offset by the appreciation of the Hungarian forint on the Company’s U.S. dollar 25 million denominated debt outstanding during the period. At September 30, 2003, the Hungarian forint had devalued by approximately 7% against the euro as compared to December 31, 2002, and had appreciated by 3% against the U.S. dollar as compared to December 31, 2002 levels. The foreign exchange gains for the nine months ended September 30, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 72.6 million and U.S. dollar 25 million denominated debt outstanding during the period. At September 30, 2002, the Hungarian forint had appreciated in value by approximately 1% against the euro, and by approximately 13% against the U.S. dollar as compared to December 31, 2001 levels. Included in foreign exchange gains for the nine months ended September 30, 2002 is approximately $0.2 million of foreign exchange losses relating to the Company’s closed foreign currency forward contracts. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

Interest expense decreased $0.8 million to $6.8 million for the nine months ended September 30, 2003 from $7.6 million for the nine months ended September 30, 2002. This $0.8 million decrease is attributable to lower interest rates paid on the Company’s borrowings, as well as lower average debt levels outstanding between the periods. As a result of the lower interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations decreased from 6.74% for the nine months ended September 30, 2002, to 5.71% for the nine months ended September 30, 2003, a 15% decrease. See “Liquidity and Capital Resources” section below.

Income Tax Expense

The Company recorded a $0.4 million current income tax expense as a result of a corporate income tax amendment for the years 1998 and 1999 relating to Hungarotel. This amendment was due to a previous year’s tax audit, which established management fees should have been charged between Hungarotel’s legal predecessors.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

The net income tax expense for the nine months ended September 30, 2003 is based upon the estimated effective tax rate for 2003. There was no income tax expense or benefit recorded for the nine months ended September 30, 2002.

Net Income

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $8.0 million, or $0.66 per share, or $0.63 on a diluted basis, for the nine months ended September 30, 2003 as compared to $13.3 million, or $1.10 per share, or $1.06 per share on a diluted basis, for the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the areas in which the Company operates required significant capital expenditures ($204.1 million at historical exchange rates through September 30, 2003). Since the end of 1998, the Company’s networks have had the capacity, with only normal additional capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within the areas in which it operates.

Net cash provided by operating activities totalled $22.6 million during the nine months ended September 30, 2003 compared to $18.0 million during the nine months ended September 30, 2002. The increase in net cash provided by operating activities between the two periods is primarily due to (i) lower average interest rates and lower average outstanding debt levels, and (ii) the appreciation of the Hungarian forint against the U.S. dollar between the two nine month periods. For each of the nine months ended September 30, 2003 and 2002, the Company used $2.2 million in investing activities, which was primarily used to fund additions to the Company’s telecommunications networks. Financing activities used net cash of $11.9 million during the nine months ended September 30, 2003 compared to $9.5 million for the nine months ended September 30, 2002. The cash used by financing activities was for the scheduled repayments of the Company’s short-term and long-term debt obligations. Of the net $11.9 million 2003 amount, $2.6 million was the payment of excess cash due under the Company’s long-term debt agreement as a result of its financial performance during 2002.

On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the “Debt Agreement”) with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at historical exchange rates). As of September 30, 2003, the Company has repaid approximately $43.1 million, at historical exchange rates, of the original EUR 129 million drawn down. The Company believes that its current cash flow will allow it to meet its working capital needs, including its obligations under the Debt Agreement.

The Company’s major contractual cash obligations as disclosed in its December 31, 2002 Form 10-K filing have not materially changed as of September 30, 2003. The Company’s ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under the Company’s Debt Agreement, the Company must maintain certain levels of earnings before

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

interest, foreign exchange gains/losses, taxes, depreciation and amortization and cash flow in order to comply with its debt covenant ratios as set out in the Debt Agreement. Until March 31, 2002, the ratios were calculated based on the Company’s U.S. dollar consolidated financial statements. With effect from June 30, 2002, the ratios are calculated based on the Company’s U.S. dollar consolidated financial statements translated into euros. This exposes the Company to the possible risk of not meeting its debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of its Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While management seeks to manage the business to be in compliance with the Debt Agreement and related covenants, the Company operates in a regulated environment which is subject to many factors outside of management’s control (i.e. the government’s political, social and public policy agenda). The Company’s liquidity may also be affected by exchange rate fluctuations due to approximately 73% of its debt not being denominated in Hungarian forints. The Company attempts to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts.

Inflation and Foreign Currency

In May 2001, the Hungarian National Bank widened the trading band the Hungarian forint is allowed to trade within from +/- 2.25% of the mid-point of the band to +/- 15%. This widening caused the Hungarian forint to initially appreciate in value against the euro by approximately 4%. Subsequent to the band widening, and without any notice, in June 2001 the Hungarian National Bank lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. This lifting of all remaining foreign exchange restrictions caused much interest by foreign investors in Hungarian State bonds and caused the Hungarian forint to begin appreciating against the euro and U.S. dollar. During 2002, with high real interest rates, the Hungarian forint continued its appreciation towards the euro and U.S. dollar that it began in the summer of 2001. The strength of the Hungarian forint was welcomed by the Hungarian National Bank, as it allowed Hungary to keep with its inflation targets. The appreciation of the Hungarian forint caused the Company to experience large unrealized foreign exchange gains, related to the remeasurement of the Company’s euro and U.S. dollar denominated debt during 2001 and 2002. During the first quarter of 2003, the Hungarian forint depreciated against the euro and U.S. dollar and caused the Company to record a $3.3 million net foreign exchange loss. In June 2003, the Hungarian National Bank, in consultation with the Government, moved the mid-point of the trading band, which immediately devalued the Hungarian forint by 2.26%, and caused confusion and uncertainty within the financial markets. Subsequent to the moving of the mid-point, the Hungarian National Bank raised interest rates 3%, which further confused the financial markets. Due to the abrupt change in Hungarian National Bank policy, from encouraging a strong currency to seeking a slightly less strong currency, and the financial market reactions thereto, volatility of the Hungarian forint has increased. The unrealized foreign exchange loss recognized by the Company for the nine months ended September 30, 2003, principally reflects the 7% devaluation in value of the Hungarian forint against the euro between January 1 and September 30, 2003, being partially offset by a 3% appreciation of the Hungarian forint against the U.S. dollar compared to December 31, 2002.

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

While the Company has the ability to increase the prices it charges for its services commensurate with increases in the Hungarian Consumer Price Index (“CPI”) pursuant to its licenses from the Hungarian government, and as regulated by the government, it may choose not to implement the full amount of the increase permitted due to competitive and other reasons. In addition, the rate of increase in the Hungarian CPI may not be sufficient to offset potential negative exchange rate movements and as a result, the Company may be unable to generate cash flows to the degree necessary to meet its obligation in currencies other than the Hungarian forint.

Market Risk Exposure

The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 88% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. The Company is also exposed to exchange rate risk insofar as the Company has debt obligations in currencies other than the functional currency of its Hungarian subsidiary. The Hungarian forint/euro exchange rate went from 235.90 as of December 31, 2002 to 254.61 as of September 30, 2003, an approximate 7% depreciation in value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate went from 225.16 as of December 31, 2002 to 218.23 as of September 30, 2003, an approximate 3% appreciation in value of the Hungarian forint versus the U.S. dollar.

The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. Over the medium to long term, the BUBOR rate is expected to follow inflation and currency trends and the Company does not currently believe it has any material interest rate risk on any of its Hungarian forint denominated debt obligations. If a 1% change in the BUBOR interest rate were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s September 30, 2003 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.7 million annually based upon the Company’s September 30, 2003 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s September 30, 2003 debt level.

Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by approximately $3.3 million, based upon the Company’s September 30, 2003 debt level. If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company’s foreign exchange rate gain would

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

increase or decrease by approximately $1.3 million based on Hungarotel’s U.S. dollar denominated borrowings from HTCC as of September 30, 2003. Any increase or decrease in the Company’s euro and U.S. dollar denominated debt will also give rise to unrealized foreign exchange gains or losses in the Company’s statement of income.

The Company policy is to consider utilizing foreign currency forward contracts or purchases of foreign currencies in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company’s long-term debt obligations. Forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The Company did not have any open foreign currency forwards at September 30, 2003. Company policy requires that counterparties to the Company’s foreign currency forward contracts be substantial and creditworthy multinational commercial banks, which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

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

SFAS No. 149 has multiple effective date provisions depending on the nature of the amendment to SFAS No. 133, and the Company is currently considering its potential impact, if any, on its consolidated results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for contracts entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. The adoption of SFAS 150 has not had a material effect on the Company’s consolidated results of operations or financial position.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on this evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that the Company is able to record, process, summarize and report the information that the Company is required to disclose in the reports that the Company files with, or submits to, the SEC within the required time periods. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 1. Legal Proceedings

Rimoc

As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, the Company was involved in a legal dispute over the Company’s use of wireless connections to certain homes rather than fixed wire-line connections. In September 2003, the Hungarian Supreme Court dismissed the action on the basis that the plaintiff village had no valid grounds for an appeal.

Local Business Tax

As reported in both the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, the Company is involved in a dispute with a municipality which claims that the Company undertook in its Concession Agreement to pay local municipal business taxes at ten times the local business tax rate. The Company has rejected this claim based on its position that the municipality was not a party to the Concession Agreement and that its claims are not enforceable. During the most recent fiscal quarter, several other municipalities have made similar demands regarding the collection of local municipal business taxes at ten times the local business tax rate. As of September 30, 2003, the existing demands total HUF 2.3 billion (approximately $10.5 million in the aggregate at September 30, 2003 exchange rates) plus interest. The Company will reject these claims on the same basis that it has rejected the original claim.

Fazis

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company is involved in a legal dispute with Fazis, a Hungarian contractor which had performed work for the Company. In order to resolve these legal issues, the Company entered into several transactions in 1999 with Postabank Rt., a creditor of Fazis. Fazis challenged the transactions between the Company and Postabank in a lawsuit filed in 2001 with the Metropolitan Court of Budapest. In October 2003, the Metropolitan Court of Budapest dismissed Fazis’ lawsuit.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Reorg Rt. (“Reorg”) a company responsible for collecting Postabank’s bad debts, initiated debt collection proceeedings against Fazis in 1999. In 2000 Reorg claimed the benefit of certain invoices that Fazis had issued to the Company. In September 2003, the Metropolitan Court of Budapest dismissed Reorg’s lawsuit on the grounds that it had no right to the benefit of the invoices on which its claim was based. Reorg has appealed this dismissal.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

(a)	None.

(b)	On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Communications Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of September 30, 2003, the total arrearage on the Preferred Shares was $465,000.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit

Number	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession (None)

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on January 31, 2001 (File #333-54688) and incorporated herein by reference

3(ii)	By-laws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference

4.1	Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant’s Registration Statement on From SB-2 filed on October 27, 1994 and incorporated herein by reference (File #33-80676)

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

9	Voting Trust Agreement (none)

11	Statement re computation of per share earnings (not required)

15	Letter re unaudited interim financial information (not required)

18	Letter re change in accounting principles (none)

19	Report furnished to security holders (none)

22	Published report regarding matters submitted to vote of security holders (not required)

24	Power of Attorney (not required)

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

32.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

(b) Reports on Form 8-K

On August 13, 2003, the Registrant filed a report on Form 8-K furnishing under Item 12 “Results of Operations and Financial Condition” its Press Release dated August 13, 2003 announcing the Registrant’s second quarter 2003 financial results.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

November 13, 2003	By:	/s/ Ole Bertram
Ole Bertram
President and Chief Executive Officer

November 13, 2003	By:	/s/ William McGann
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