Form 10-K
period 2003-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2004-03-29
CIK 889949

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

As of March 26, 2004, 12,320,170 shares of the registrant’s Common Stock were outstanding, of which 4,320,388 were held by non-affiliates of the registrant. The aggregate market value of the registrant’s Common Stock held by non-affiliates, computed by reference to the closing price of the Common Stock on the American Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $39.5 million. The exclusion of shares owned by any person from such amount shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

Documents Incorporated by Reference

Part III—Portions of the Registrant’s proxy statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2003.

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

PART I

In this Form 10-K, all references to “$” or “U.S. dollars” are to United States dollars, all references to “EUR” or “euros” are to the euro which is the currency of the European Monetary Union, and all references to “HUF” or “forints” are to Hungarian forints. Certain amounts stated in euros and forints herein also have been stated in U.S. dollars solely for the informational purposes of the reader, and should not be construed as a representation that such euro or forint amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise stated or the context otherwise requires, such amounts have been stated at December 31, 2003 exchange rates. The forint/U.S. dollar middle exchange rate as of December 31, 2003 was approximately 207.92 forints per U.S. dollar.

Item 1. Business

Company Overview

Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant” and, together with its consolidated subsidiary, the “Company”) provides basic telephone services in three defined regions within the Republic of Hungary (“Bekes”, “Nograd” and “Papa/Sarvar”, each an “Operating Area” and together, the “Operating Areas”) pursuant to five separate 25-year telecommunications concessions granted by the Hungarian government. HTCC provides its services through its Hungarian operating subsidiary, Hungarotel Távközlesi Rt. (“Hungarotel” or the “Operating Company”) in which HTCC has a 99.9% equity ownership stake. Hungarotel owns and operates virtually all existing public telephone exchanges and local loop telecommunications network facilities in its Operating Areas and was, until the expiration of its exclusivity rights on November 1, 2002, the sole provider of non-cellular local voice telephone services in such areas.

The Company acquired its concession rights from the Hungarian Ministry of Transportation, Telecommunications and Water Management (the “TTW Ministry”) for $11.5 million (at historical exchange rates) and purchased the existing telecommunications infrastructure in the Operating Areas in 1995 and 1996, including approximately 61,400 access lines, from Magyar Távközlési Rt. (“Matav”), the formerly State-controlled monopoly telephone company, for $23.2 million (at historical exchange rates). Since the acquisition of such existing networks, the Company has incurred capital expenditures through December 31, 2003 of $205 million (at historical exchange rates) to expand and upgrade the network facilities which has resulted in the completion of a modern telecommunications network in each of the Operating Areas. As of December 31, 2003, the Company’s telecommunications networks had approximately 194,800 access lines in service. The Company’s networks have the capacity, with only normal additional capital expenditures required, to provide basic telephone services to virtually all of the estimated 279,600 residences and 38,500 business and other institutional subscribers (including government institutions) within its Operating Areas.

The Company completed its network modernization and construction program in each of its Operating Areas primarily through turnkey construction contracts with Siemens, Ericsson and Fázis (a Hungarian contractor). The build-out was primarily financed through a bank credit facility and a contractor financing facility. See Item 3 “Legal Proceedings,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Notes 4 and 7(g) of Notes to Consolidated Financial Statements.

The following table sets forth certain information as of December 31, 2003 with respect to each of the Operating Areas.

Area	Bekes	Nograd	Papa/Sarvar	Total
Population	391,700	147,900	128,400	668,000
Residences	166,900	62,400	50,300	279,600
Businesses (1)	23,100	8,900	6,500	38,500
Access Lines:
Residential	91,100	37,900	34,800	163,800
Business (2)	17,500	7,500	6,000	31,000
Total	108,600	45,400	40,800	194,800
Pay phones	1,064	403	370	1,837
Population Penetration (3)	27.7	30.7	31.8	29.2
Residential Penetration (4)	54.6	60.7	69.2	58.6

(1)	Represents Company estimates of business and other institutional subscribers or potential subscribers (including government institutions).
(2)	Represents Company estimates of subscribers which are businesses and other institutional subscribers (including government institutions), leased lines and pay phones. Includes ISDN equivalent lines.
(3)	Population Penetration rate is defined as the number of access lines per 100 inhabitants.
(4)	Residential Penetration rate is defined as the number of residential access lines per 100 residences.

The following table sets forth the number of access lines served in each of the Operating Areas at takeover from Matav and at the end of each year from 1995 to 2003.

	Takeover	1995	1996	1997	1998	1999	2000	2001	2002	2003
Bekes	42,100	42,100	47,800	102,000	105,300	112,300	116,300	114,200	112,100	108,600
Nograd	13,000	14,200	20,500	35,500	40,000	46,300	47,700	47,000	46,500	45,300
Papa /Sarvar	6,300	8,900	25,100	37,600	39,700	41,900	42,900	42,300	41,900	40,800
Total	61,400	65,200	93,400	175,100	185,000	200,500	206,900	203,500	200,500	194,800

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

The Republic of Hungary

Hungary is located in Central Europe bordering on Austria, Slovenia, Croatia, Serbia and Montenegro, Romania, Ukraine and Slovakia. Six West European capitals are within a one-hour flight. Its total area is approximately 93,000 square kilometers. It has approximately 9.9 million inhabitants, approximately 1.8 million of whom reside in Hungary’s capital, Budapest.

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

Today, Hungary is considered one of the most developed countries in Central and Eastern Europe. Since 1990, foreign direct investment has been approximately $27 billion. Foreign direct investment was over $1.8 billion in 2003. Together Hungary, Poland and the Czech Republic are the recipients of more than 50% of the total foreign direct investment into the former Communist countries in the region.

Since 1995, the Hungarian government has embarked on an economic stabilization effort aimed at putting the economy on a sustainable path of low-inflationary growth. The following table provides Hungary’s annual GDP growth and inflation rates since 1995.

	Annual GDP% Growth Rate	Annual% Inflation Rate
1995	1.7	28.2
1996	1.3	23.6
1997	3.5	18.2
1998	5.0	14.5
1999	4.9	10.0
2000	5.3	9.8
2001	3.8	9.2
2002	3.5	5.3
2003	2.9	4.7

The unemployment rate has gradually decreased from 11.1% in 1995 to 5.8% in 2003

On May 1, 2004 Hungary and 9 other countries will join the European Union (“EU”). Hungary expects to adopt the euro as its currency between 2008 and 2010. Hungary joined the North Atlantic Treaty Organization (“NATO”) in 1999. Hungary is also a member of the World Trade Organization.

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

Privatization of Matav and Local Telephone Service

In 1992, the Hungarian government began the process of privatizing Hungary’s telecommunications industry by selling an initial 30% stake in Matav (raised to 67% in 1995) to MagyarCom, a company then wholly owned by Deutsche Telekom AG, the German public telephone operator (“Deutsche Telekom”), and Ameritech, a United States telecommunications company. In 1997 Matav completed its initial public offering pursuant to which MagyarCom’s stake in Matav was reduced to approximately 60% and the Hungarian State’s stake was reduced to approximately 6%. The Hungarian State also retained certain shareholder rights by retaining one “Golden Share.” In 1999 the Hungarian State sold its remaining 6% ownership interest in Matav but retained its “Golden Share.” In 2000 Deutsche Telekom purchased the entire ownership interest of SBC Communications Inc. (Ameritech’s successor) in MagyarCom. As of December 31, 2003, MagyarCom owned 59.2% of Matav while 40.8% was publicly traded.

In 1992, the TTW Ministry divided the country into 54 primary telecommunications service areas in order to take some of such primary telecommunications service areas out of Matav’s national network with respect to the provision of local basic telephone service. The TTW ministry allowed Matav to continue its monopoly in the provision of domestic and international long distance services through 2001. In 1993, the TTW Ministry solicited bids for concessions to build, own and operate telecommunications networks in the 25 service areas which had been chosen to exit the Matav system. The TTW Ministry awarded 23 concessions out of the 25 that the TTW Ministry solicited bids for. Holders of those 23 concessions today (each a Local Telephone Operator, “LTO”, and together the “LTOs”) include: the Company (5 concession areas); Invitel Telecommunications Services Rt., owned by AIG Global Investment CEE and GMT Communications Partners L.P. (9 concession areas); Monor Communications Group (“Monortel”), part of UnitedGlobalCom, Inc., the global television operator based out of Denver, Colorado (NASDAQ:UCOMA) (1 concession area); and Matav (8 concession areas). Matav also retained the rights to service the 2 concession areas for which there were no successful bidders. Each of the LTOs (including Matav) received 25-year licenses to provide local basic telephone service with exclusivity rights in their respective concession areas, which exclusivity rights all expired by the end of 2002. In addition to the fees paid to the government which aggregated approximately $80.0 million (at historical exchange rates), each of the non-Matav LTOs negotiated a separate asset purchase agreement with Matav for each concession area’s existing basic telephone plant and equipment, which led to the transfer of approximately 260,000 access lines from a total of 1.2 million access lines in the Matav system. Today Matav’s local basic telephone service covers approximately 72% of Hungary’s population and approximately 70% of its geographic area.

Domestic and International Long Distance Services

The TTW Ministry allowed Matav to continue its monopoly in the provision of domestic and international long distance services through 2001. In 1998 the TTW Ministry awarded PanTel Rt., a Hungarian company (“PanTel”), licenses to provide such services as data transmission, voice mail and other services which were not subject to exclusive concessions. PanTel built its own country-wide telecommunications network. The current shareholders of PanTel are MÁV Rt. (the Hungarian railway company) (10.1%); KFKI Computer Systems Kft. (a Hungarian information technology firm) (14.7%); and Royal KPN NV, the Dutch telecommunications company (75.2%).

At the end of 2001 the domestic and international long distance market was officially opened up to competition when Matav’s right to provide exclusive domestic and international long distance voice transmission expired. See “—Services and Pricing—Measured Service.”

Cellular Service

In 1993, the TTW Ministry awarded Westel and Pannon licenses to provide nationwide digital cellular telephone services. Westel already had a license to provide analog cellular telephone services. Today Matav owns 100% of Westel and Telenor ASA (the Norwegian telecommunications company) owns 100% of Pannon.

In 1999, the TTW Ministry awarded an additional digital mobile phone license to Vodafone Rt. (“Vodafone”), a subsidiary of Vodafone Group Plc., following a bidding process. Antenna Hungaria is a minority shareholder in Vodafone. Vodafone began operations in late 1999.

The Regulatory Framework

Telecommunications services in Hungary are currently regulated by the Information and Communications Ministry of the Hungarian government (the “IC Ministry”), the successor to the TTW Ministry, which is led by the Information and Communications Minister (the “IC Minister”). The National Communications Authority, a central administrative organization, reports to the IC Minister and the Hungarian government. The National Communications Authority is divided into two units: the Council of the National Communications Authority and the Office of the National Communications Authority.

Market Liberalization Legislation

In 2001, the Hungarian government enacted Act XL of 2001 which took effect on December 23, 2001. The goal of this act was to provide for a more liberalized telecommunications market by making market entry easier, promoting competition and harmonizing Hungary’s telecommunications laws with those of the European Union. In 2003 the Hungarian government enacted Act C of 2003 on Electronic Communications (the “Communications Act”). The goal of the Communications Act is to further promote competition and to harmonize Hungary’s telecommunications laws with the European Union framework that was put into effect in 2003. The Communications Act is a framework piece of legislation with the detailed governing regulations to be contained in a series of implementing decrees, not all of which have been issued to date. See “—Summary of the Communications Act” and “—Regulation.”

The Hungarian Telecommunications Industry Today

Since 1994, the LTOs and Matav have spent approximately $1 billion (at historical exchange rates) to build modern state-of-the-art telecommunications networks throughout Hungary. At the end of 2003 Matav had approximately 2.91 million access lines connected to its telecommunications network and the other LTOs (including the Company) had over 690,000 access lines connected to their telecommunications networks. The Company had 29 access lines per 100 inhabitants in its Operating Areas as compared to 36 access lines per 100 inhabitants in all of Hungary at the end of 2003.

At the end of 2003, Westel had a mobile cellular phone subscriber base of 3.77 million, while Pannon’s subscriber base was 2.6 million and Vodafone’s subscriber base was 1.3 million. The overall penetration rate for cellular service in Hungary was over 78% at the end of 2003.

Company Stockholders

The Company has three large stockholders who own 65% of the Company’s outstanding common stock (“Common Stock”) in the aggregate. Most of the remaining 35% of the Common Stock is held by the public and traded on the American Stock Exchange. Set forth below is a brief description of the three largest stockholders of the Company.

Ashmore Investment Management

Ashmore Investment Management (“Ashmore”) is a specialist emerging markets fund manager based out of London. It manages over $4.9 billion of assets.

As of March 26, 2004, Ashmore owned 14.8% of the outstanding Common Stock and 27.2% of the outstanding Common Stock on a fully diluted basis. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Citizens Communications Company

Citizens Communications Company (together with its subsidiaries, “Citizens”), a New York Stock Exchange listed company (NYSE:CZN), is a telecommunications-focused company providing wireline communications services in rural areas and small and medium-sized towns and cities across the United States. Citizens has 2.4 million access lines in 23 states and is one of the nation’s largest rural local exchange carriers. For the year ended December 31, 2003, Citizens had $2.4 billion of revenue, operating income of $558 million and net income of $188 million.

In 1995, Citizens purchased 300,000 shares of HTCC’s Common Stock from a former executive of the Company and has since acquired an additional 1,902,908 shares of Common Stock and 30,000 shares of the Company’s Series A Preferred Stock convertible into 300,000 shares of Common Stock, pursuant to certain agreements entered into with HTCC (as amended and restated in certain cases, the “Citizens Agreements”). Citizens also purchased 103,000 shares of Common Stock on the open market. As of March 26, 2004, Citizens owned 18.7% of the outstanding Common Stock. The Citizens Agreements provide Citizens with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest on a fully diluted basis. Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

At December 31, 2003, TDC had total assets of Danish Kroner 94.7 billion (approximately $15.9 billion) and shareholders’ equity of Danish Kroner 33.7 billion (approximately $5.7 billion). During 2003, TDC had net income of Danish Kroner 1.8 billion (approximately $302 million) on net revenues of Danish Kroner 50.263 billion (approximately $8.4 billion).

As a result of certain agreements between the Company and TDC (the “TDC Agreements”), the Company has issued 2,579,588 shares of Common Stock to TDC. In 2002 TDC purchased an additional 1,285,714 shares of Common Stock from a former shareholder of the Company. As of March 26, 2004, TDC owned 31.4% of the outstanding Common Stock. The TDC Agreements provide TDC with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest of the outstanding Common Stock. See Notes 4, 8 and 11 of Notes to Consolidated Financial Statements, and see also Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Directors and Executive Officer

The current directors and executive officer of the Company are Ole Bertram, a Company director and the Company’s President and Chief Executive Officer; Daryl A. Ferguson, a Company director and the retired President and Chief Operating Officer of Citizens; Thomas Gelting, a Company director and a Vice-President in the Corporate Business Development department at TDC; Torben V. Holm, a Company director and the head of the Corporate Business Development department at TDC; John B. Ryan, a Company director and a financial consultant; William E. Starkey, a Company director and a retired Senior Executive with GTE Corporation; and Leonard Tow, a Company director and currently the Chairman, President and Chief Executive Officer of Citizens.

The Operating Areas

The following is a brief description of each of the Operating Areas:

Bekes

The Bekes Operating Area encompasses the southern portion of Bekes County, which borders Romania. The Bekes Operating Area is comprised of 75 municipalities and has a population of approximately 391,700 with an estimated 166,900 residences and 23,100 business and other potential subscribers (including government institutions). Bekes is the most intensively cultivated agrarian region in Hungary and produces a substantial portion of Hungary’s total wheat production. Industry, generally related to food processing, glass and textile production, is also a strong employer in the region. Foreign investors in the Operating Area include Owens-Illinois of the United States and a number of European manufacturers. The region is also a center for natural gas exploration and production. As of December 31, 2003, the Company had 108,600 access lines connected to its network in the Bekes Operating Area. The Company’s network in the Bekes Operating Area utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Nograd

The Nograd Operating Area is comprised of 76 municipalities in the eastern portion of Nograd County, which borders Slovakia. The Nograd Operating Area has a population of approximately 147,900, with an estimated 62,400 residences and 8,900 business and other potential subscribers (including government institutions). The principal economic activities in the Nograd Operating Area include light manufacturing, tourism, some coal mining and agriculture. Foreign investors in the region include the Italian-owned dairy producer, Sole, and the German company, Paramount Glass. The Nograd Operating Area’s proximity to Budapest, 1.5 hours by car, and its many cultural attractions makes it a desirable weekend and tourist destination. As of December 31, 2003, the Company had 45,400 access lines connected to its network in the Nograd Operating Area. The Company’s network in the Nograd Operating Area utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Papa/Sarvar

The Papa/Sarvar Operating Area is composed of 114 municipalities located in the counties of Veszprem and Vas. The population of the Papa/Sarvar Operating Area is approximately 128,400 with an estimated 50,300 residences and 6,500 business and other potential subscribers (including government institutions). The portion of the Papa/Sarvar Operating Area in Veszprem County is relatively underdeveloped economically with the principal economic activities centering around light industry, appliance manufacturing, agriculture and forest products. Significant foreign investors in Veszprem County include ATAG, the Dutch appliance maker, and Electricité de France. The principal economic activities in the portion of the Papa/Sarvar Operating Area located in Vas County include heavy manufacturing and assembling, agriculture and tourism. Significant employers in Vas County include: Linde (a German natural gas distributor); Flextronics (an electronics components assembler); and Saga (a British-owned poultry processor). As of December 31, 2003, the Papa/Sarvar Operating Area had 40,800 access lines connected to its network. The Company’s network in the Papa/Sarvar Operating Area utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

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

The DECT-based wireless local loop system provides the same grade of service as a conventional telephone network. In addition, a DECT-based network is able to provide the same services as a conventional copper network such as voice mail, call forwarding and call blocking.

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

Services and Pricing

Services

The Company currently provides non-cellular local voice telephone services in its Operating Areas which allow subscribers to have facsimile and modem transmission capabilities. Up until Matav’s exclusivity rights to provide domestic and international long distance services expired at the end of 2001, the Company made domestic and international long distance services available to its subscribers through interconnection with Matav. Following the termination of Matav’s exclusivity rights to provide domestic and international long distance services at the end of 2001, the Company became its subscribers’ sole local and domestic and international long distance services provider. However, with the introduction of the Communications Act and carrier selection, competition in the domestic and international long distance market in the Company’s Operating Areas is now beginning. As a domestic and international long distance carrier, the Company is now responsible not only for the initiation of domestic and international long distance calls by its subscribers but for the transmission and termination of such calls. When the Company does not have the network capacity to carry a long distance call entirely on its own network, it transfers the calls to other telecommunications carriers, including PanTel and Matav, for completion pursuant to interconnection agreements. See “—Summary of the Communications Act.”

In addition to local, domestic long distance, and international voice services, the Company currently offers its subscribers data transmission and other value-added services, including ADSL Internet services, dial-up Internet access, voice mail, Internet Protocol-based voice services for international calls, leased line services, caller ID, call waiting, call forwarding, three-way calling, toll free calling services and audio text services. The Company is also an Internet Service Provider under the brand name “Globonet”.

The Company’s revenues are primarily derived from the provision of local, domestic long distance and international long distance telephone services which consist of (i) charges for measured telephone service, which vary depending on the day, the time of day, distance and duration of the call, and (ii) connection and subscription fees. The Company also receives other operating revenues consisting principally of charges and fees from leased lines, fees for the provision of ADSL Internet services and dial-up Internet services, detailed billing, other value added services such as voicemail and caller ID and other customer services, including revenues from the sale and lease of telephone equipment. The Company’s customers are on a one-month billing cycle.

Measured Service

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

Local Calls—For all local calls between its customers within an Operating Area, the Company retains all of the revenues associated with the call. For local calls, the Company may choose to increase its rates up to the permitted amount or charge a lower rate. Given the Company’s exclusive rights to provide non-cellular local voice telephone service in its Operating Areas through 2002 and, until recently, a regulatory environment that did not support effective competition, the Company has not had competition in the non-cellular local voice telephone services market within its Operating Areas up until very recently. With the recent introduction of the Communications Act, competition among providers of local calls in the Company’s markets is just beginning such that the Company’s subscribers are now able to choose their local carrier either on a continuing or a call-by-call basis. However, the Company is the

11

only telecommunications service provider to have built out a network capable of reaching all of the subscribers and potential subscribers in its Operating Areas. Therefore, in order to compete, a third party local service provider would have to establish a direct connection to the customer or use the Company’s network to provide local telephone service. See “—Summary of the Communications Act,” “—Strategy,” and “—Competition.”

Outgoing Domestic and International Long Distance Calls—Following the expiration of Matav’s exclusivity rights to provide domestic and international long distance services at the end of 2001, the Company became the only domestic and international long distance service provider for its subscriber base. As a long distance provider, the Company is responsible for the entire transmission of its subscribers’ outgoing domestic and international long distance calls. For calls between subscribers in its Operating Areas, the Company has the capability to carry the call from the calling party to the receiving party entirely over its telecommunications network of owned and leased facilities. For such calls the Company keeps the entire revenue collected from its subscribers. For subscriber calls initiated in one of the Company’s Operating Areas and terminating outside of one of the Company’s Operating Areas, whether within or outside Hungary, the Company has the authority to determine how to transmit the call outside of its local network. For calls to certain areas within Hungary, the Company has the network capability to deliver the call to the local telecommunications network containing the party receiving the call. In such cases, the Company collects the fee for the domestic long distance call from its subscriber and pays a regulated per minute interconnection termination fee to the telecommunications provider completing the call. Since the Company presently does not have its own nation-wide long distance network or an international network, international calls and certain domestic long distance calls initiated in its Operating Areas by its subscribers have to be transferred to another telecommunications carrier for transmission to the local telecommunications network of the party receiving the call. Therefore, the Company currently has interconnection arrangements in place with certain telecommunications providers with Hungarian nation-wide long distance and international networks (including Matav and PanTel) capable of transmitting international calls and certain domestic long distance calls from the Company’s network to the telecommunications network containing the party receiving the call. In such cases, the Company collects the fee for the domestic or international long distance call from its subscriber. The Company must then pay, directly or indirectly, both a per minute termination fee to the telecommunications provider completing the call and a per minute transmission fee (regulated if to Matav) to the telecommunications provider who transports the call from the Company’s network to the local telecommunications network of the telecommunications provider who completes the call.

With competition among providers of domestic and international long distance services beginning in the Company’s Operating Areas, the Company’s subscribers are now able to choose their domestic and international long distance services carrier either on a continuing or call-by-call basis. See “—Summary of the Communications Act,” “—Strategy,” and “—Competition.” If one of the Company’s subscribers chooses Matav or another long distance carrier, such carrier will be responsible for billing the Company’s local subscriber for domestic and international long distance charges and paying the Company an interconnection fee for initiating that call. That provider could outsource its billing responsibility to the Company. The Company’s interconnection fees for initiating and terminating domestic and international long distance calls for its local subscribers are regulated by a government-approved interconnection rate scheme. If the Company’s local subscriber chooses the Company as its long distance provider, the Company will bill its local subscriber for long distance calls and the Company must pay, directly or indirectly, a per minute interconnection fee to the telecommunications provider completing the call if the call goes outside of the Company’s network and, if necessary, a per minute interconnection fee to the telecommunications provider who transports the call from the Company’s network to the local telecommunications network of the telecommunications provider who completes the call.

Incoming Domestic and International Long Distance Calls—For domestic and international long distance calls to the Company’s subscribers, the Company receives a regulated per minute interconnection fee from Matav or any other long distance provider for completing the call.

Cellular Calls—The rates for outgoing calls from a Company subscriber to a Hungarian cellular phone are set by the Company but subject to regulation. The Company must pay a per minute fee to the cellular carrier for completing the call. For calls to Pannon and Westel subscribers, this fee is currently regulated. The fees for calls to Vodafone subscribers are not regulated but are cost oriented. Until the Company’s networks are fully integrated with all of the cellular carriers’ networks, the Company must pay a fee for transmitting the calls from the Company’s Operating Areas to the cellular carriers’ networks. The price of calls from a Hungarian cellular phone to the Company’s customers are unregulated and set by the cellular carriers. The cellular carriers pay the Company a regulated per minute interconnection fee for completing mobile calls to the Company’s subscribers. See “—Summary of the Communications Act.”

Measured Service Price Regulation

The regulatory framework for regulating annual increases in the fees for (a) local calls, (b) domestic long distance and international calls and (c) subscription fees, includes a rebalancing formula, which provides for greater increases in charges for subscription fees and local calls than in domestic long distance and international calls. In addition to using the Hungarian Consumer Price Index (“CPI”) in setting rates, the IC Ministry uses an efficiency factor in calculating the maximum allowable price increase. For 2004, the IC Ministry approved an overall price increase of 6% for local calls and 10% for subscription fees, with such increases subject to an overall price cap determined, in part, by the CPI. The overall price cap covers a basket of telecommunications service fees such as the fees for individual and business subscription packages, local calls, domestic long distance calls, international long distance calls, mobile calls and the universal service packages. Given the computation of the annual increase in the overall price cap which is set at 2.8% for 2004 and the permitted increase in local calls and subscription fees, other fees may decrease in 2004.

Since 1998, the TTW Ministry and the IC Ministry (the successor to the TTW Ministry) have taken gradual steps to regulate the interconnection fees in accordance with internationally accepted benchmarks with the goal of creating a cost-based interconnection fee regime within the parameters of EU standards. To that end, starting in 1999, the interconnection fees were revised to compensate the LTOs more favorably for costs than in prior years. The Communications Act provides for the LTOs (including the Company) to be compensated for interconnection initiation and termination fees based on a Reference Interconnection Offer (“RIO”). The LTOs are responsible for submitting their RIOs to the National Communications Authority for approval. In 2002, the predecessor to the National Communications Authority approved the currently effective RIOs for all the LTOs. The LTOs recently submitted their new RIOs to the National Communications Authority for approval. Hungary is using the EU Long Run Incremental Cost model as its standard in determining interconnection fees. The Long Run Incremental Cost model is supposed to decrease interconnection fees. See “—Summary of the Communications Act.”

Subscription Fees. The Company collects a monthly subscription fee from its subscribers. The basic monthly subscription fee is HUF 4,500 ($21.64). In an effort to retain low usage customers, the Company has introduced different subscription fee options for its residential subscriber base. For a reduced monthly subscription fee, a residential subscriber agrees to pay his regular monthly measured service fee plus an additional percentage of such measured service fee which should lower the overall bill for low volume users. The IC Ministry regulates the subscription fees.

Connection Fees. The Company charges its subscribers connection fees when they are added to the Company’s network. The Company may collect the full connection fee provided that the subscriber is connected within 30 days; otherwise, the Company may only collect a portion of the connection fee and must connect the subscriber within one year. Upon connection, the Company may collect the remaining portion of the fee. Connection fees are recognized as income over the expected subscriber life (presently seven years) from the date that the connection is made. Connection fees are regulated by the IC Ministry and the maximum fees are currently HUF 37,500 ($180.36) for residential subscribers and HUF 100,000 ($480.95) for business and other institutional subscribers (including government institutions). Customers requesting additional access lines are charged an additional connection fee per line. The Company can offer special promotions on the connection fees if it so chooses. In the past the Company has allowed its subscribers to pay connection fees on various installment plans.

Other Operating Revenue. The Company supplies private line service (point-to-point and point-to-multi-point) primarily to businesses. As of December 31, 2003, approximately 1,699 leased lines were in service. In addition, as of December 31, 2003, the Company had 1,837 public pay phones in the Operating Areas. The Company generates additional revenues from Internet Service (dial-up and broadband) and the provision of value-added services, including ISDN, voice mail, call waiting, call forwarding, and three-way calling, as well as through the sale and rental of telephone equipment.

Strategy

With the enactment of the Communications Act and the key implementing decrees, Hungary took significant steps towards facilitating a more competitive telecommunications market as it prepares to join the European Union. A more competitive environment will provide the Company with many opportunities and challenges.

In November 2002, the Company’s right to be the exclusive provider of non-cellular local voice telephone services in its Operating Areas expired. Matav’s and the other LTOs’ markets also became open to competition as their exclusive rights to provide non-cellular local voice telephone services in their markets also expired. Therefore, while the Company, Matav and the other LTOs still retain their rights to provide non-cellular local voice telephone services, they are subject to competition in this market. Competitors can enter these markets either by building out their own networks (an overbuild) or by using the existing network of the incumbent LTO. Subject to regulatory oversight, the Communications Act requires each LTO to “unbundle” its network to allow other telecommunications services providers to use that LTO’s network to compete in the provision of non-cellular local voice telephone service. The fees for such service are to be based on each LTO’s cost plus an allowable profit margin. According to the Communications Act, the fees are to be based on a certain Fully Distributed Cost model. The LTOs have recently submitted their Reference Unbundling Offers to the National Communications Authority for approval. See “—Competition,” and “—Summary of the Communications Act—Significant Market Power.”

Matav’s exclusivity rights to provide domestic and international long distance non-cellular voice services expired at the end of 2001. While the intent of the subsequent legislation was to create full competition in the domestic and international long distance markets commencing in 2002, certain technical, legal, economic and regulatory factors caused a delay in the introduction of effective competition in this market. Until very recently, the Company has been able to direct the long distance calls made by its subscriber base. See “—Services and Pricing—Measured Service.”

While the Company is now subject to competition in its non-cellular local voice telephone services markets, the Company is permitted to enter other local markets and expand its long distance services beyond its existing customer base. The Company’s goal is to provide the broadest array of telecommunications services with exceptional quality and service at reasonable prices by becoming the most efficient full service telecommunications provider in Central Europe. In order to both reach its goal and effectively compete in a more open Hungarian telecommunications market, the Company’s primary focus is to maintain its market dominance in the provision of non-cellular local voice telephone services in its Operating Areas while also becoming the premier provider of long distance services in its Operating Areas as competition for the long distance market takes hold in its Operating Areas, particularly in the business segment. To accomplish this goal, the Company is continuing and expanding its efforts to increase its product and service offerings and their usage, increase its marketing to its entire customer base, improve its customer service, and increase its operational efficiencies. Such efforts are intended to enable the Company to reduce operating costs and increase call revenues from its customer base to offset any market share lost to competitors. In addition to continuing to service its existing markets, the Company also intends to selectively compete outside its Operating Areas by offering newly liberalized services either by itself or in conjunction with other telecommunications service providers. The Company has implemented the following operational strategies in order to further its business objectives.

Products and Service Offerings

While the Company’s business and other institutional subscribers account for only 16% of the Company’s access lines, these customers accounted for a greater share of the Company’s revenue in 2003 than the Company’s residential subscribers. The Company believes that its business customers have the greatest need for the variety of new products and services that a modern telecommunications company can offer. The Company also believes that its business customers will be the primary target for competition in its Operating Areas once competition increases. Therefore, the Company intends to continue to solidify its relationship with its business customers to help them identify and solve their communications needs.

Since the availability of modern telecommunications services is still a relatively new phenomena in Hungary, educating the smaller and medium-sized business customers on the availability and benefits of the Company’s products and services is a continuing goal of the Company. The Company focuses on the marketing and sales of various products and services to its business customers such as managed lease lines, ADSL Internet service, dial-up Internet service, PBX sales and services, ISDN, and Digifon Services (e.g. call forwarding, call waiting, call blocking restrictions). The Company has an account manager assigned to each business customer who is responsible for continually meeting with each business customer to find out such customer’s telecommunications needs. The account manager can then demonstrate each of the Company’s products and services and, working together with that customer, develop a telecommunications strategy using the Company’s products and services which can best enhance that customer’s business.

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

The Company continues to offer the latest telecommunications products and services as they become available in the telecommunications marketplace. The Company began offering Internet Protocol-based voice services for international calls to its customers in 2000. This enabled the Company to offer long distance and international calling services at discounted rates. During 2001 the Company became an Internet Service Provider in all of its Operating Areas under the brand name “Globonet”. The Company introduced Caller ID in all of its Operating Areas in 2002 and in 2003 began offering ADSL

Internet services (“broadband”) in certain cities throughout its Operating Areas. The Company is also reviewing its options with respect to such offerings as pre-paid calling plans, loyalty programs and teleconferencing to increase usage.

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

Operational Efficiency

The Company has increased its productivity and operational efficiency by achieving certain economies of scale with respect to network management, administration, customer service, billing, accounts receivable, payroll processing, purchasing and network maintenance. For example, the Company has implemented a centralized operating and accounting system to serve all of its Operating Areas, which has given the Company a more efficient customer billing system and greater financial accountability. To capitalize on the Company’s contiguous concession areas, the Company reorganized its operations into three Operating Areas and one subsidiary from four Operating Areas and four subsidiaries, which achieved certain economies of scale. The merger of four Hungarian operating subsidiaries into one Hungarian operating subsidiary at the end of 2001 reduced overhead and maximized efficiencies. The Company now has 324 access lines per employee. During 2004 the Company will continue its ongoing efforts to streamline its operations.

Recently Liberalized Services

With the Hungarian telecommunications market becoming open to competition, the Company intends to take advantage of select market opportunities. For example, the Hungarian domestic and international long distance market is now open for competition. Therefore, the Company is now providing under its own brand name domestic and international long distance services to its existing customer base in its Operating Areas and is licensed to provide long distance services throughout Hungary.

For calls originating in one of the Company’s Operating Areas and terminating in one of the Company’s other Operating Areas, the Company now has both the right and capability (through a combination of its owned networks and leased lines) to carry the call from the initiating caller to the recipient without passing through Matav’s network, thus saving the Company from any revenue sharing with Matav. For calls originating in one of the Company’s Operating Areas and terminating in certain parts of Hungary outside of the Company’s Operating Areas, the Company is capable of delivering the call to the local network of the recipient for completion. In this case, the Company keeps more revenue by not having to pay for transmission services between local networks. The Company has to pay the recipient’s local carrier a fee for completing the call. For other calls originating in one of the Company’s Operating Areas and terminating in other parts of Hungary, the Company may have to use another telecommunications provider, such as Matav or PanTel, to carry the call to the local network of the recipient for completion. In this case, the Company has to pay, directly or indirectly, a transmission fee and a completion fee to the carrier completing the call. For international calls from the Company’s Operating Areas, the Company has the right and capability (through a combination of its owned networks and leased lines) to carry the call up to the handoff to an international carrier for completion.

While the Company is licensed to provide long distance voice and data services and Internet services in markets outside of its Operating Areas, the Company does not presently have the network capability to provide such services entirely over its own network but it could enter selected markets as a reseller of another carrier’s network as needed. The Company is currently evaluating its opportunities to offer these and other liberalized services and may enter markets that it deems appropriate for its business strategy and goals. See “—Summary of the Communications Act.”

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

Competition

The Company’s concession rights provided for an eight-year period of exclusivity in the provision of non-cellular local voice telephone services, which ended in 2002, while the initial 25-year terms of the concession contracts are scheduled to expire in 2019. See also “—Regulation—Concession Contracts.” Therefore, other telecommunications service providers can enter the Company’s Operating Areas to compete with the Company in the non-cellular local voice services market. However, such competitors would have to develop their own telecommunications network (wire (though an overbuild) or wireless) or may use, subject to regulatory oversight, the Company’s network. At this point, the Company anticipates that the competition in the local wireline telephone services market will be centered around the Company’s business customers. Telecommunications provides with long distance networks in place may seek to establish direct connections to the business customers in order to bypass the Company’s networks in its Operating Areas. See “—Strategy,” and “—Summary of the Communications Act—Significant Market Power.”

Historically, Matav with its country-wide network has been the exclusive provider of domestic and international long distance voice services. Prior legislation permitted other telecommunications service providers to enter the long distance voice market anywhere in Hungary in 2002. However, certain technical, legal, economic and regulatory factors have caused a delay in effective competition in this market. The Communications Act was enacted, in part, to address these shortcomings. As noted above, until recently the Company has been the only long distance carrier in its Operating Areas since the expiration of Matav’s monopoly. See “— Strategy,” “—Services and Pricing—Measured Service.” With carrier selection just beginning in the long distance market in the Company’s Operating Areas, the Company expects this to become a prime market for competition. Three telecommunications service providers have built long distance networks capable of servicing substantially all of Hungary: Matav; PanTel; and Invitel. These companies are capable of entering the Company’s Operating Areas to compete for the Company’s customers, particularly the business customers, in both the long distance market and the market for the provision of non-cellular local voice telephone services. PanTel has substantially built a nationwide fiber optic backbone network along the rights-of-way of MAV, the Hungarian railway. PanTel, which has recently started to provide full voice services in some parts of Hungary (outside of the Operating Areas), has been providing business communications services such as digital data, fax and video transmission using Internet Protocol (“IP”) data transmission technology and IP-based voice services primarily to large customers since 1999. Invitel provides local non-cellular voice telephone service in nine concession areas (covering approximately 15% of the country) and has built a fiber optic network throughout parts of Hungary. Most existing telecommunications service providers in Hungary have already entered the marketplace for voice-over IP services, which did not violate Matav’s now-expired exclusivity rights to provide long distance voice services.

Other Hungarian telecommunications providers, and potential providers, include the following entities which have either entered, or plan to enter, the telecommunications marketplace, particularly the business marketplace: e-Tel, an Irish telecommunications services provider; GTS Hungary Kft. (“GTS”) which provides data and voice transmission services through a nationwide microwave network and a satellite based network (GTS also owns one of the leading Hungarian ISPs); Antenna Hungaria, the national broadcaster which is still controlled by the state; Equant Hungary Kft., which provides IP-based data and voice transmission services; BT Hungaria, an affiliate of British Telecom; and Sweden’s Telia AB. Germany’s Infigate GmbH and U.S.—based UUNet, an affiliate of MCI, which are licensed to provide Internet services, are also entering the telecommunications market.

The Company faces intense competition from the three Hungarian cellular providers: Westel; Pannon; and Vodafone. The cellular market growth has been very fast in Hungary with a penetration rate of over 78% at the end of 2003. Unlike the United States and Western Europe, many Hungarians have gone from having no telephone (wireline or wireless) straight to a cellular wireless telephone without getting a traditional wireline telephone first. Historically, the airtime and monthly fees charged by the cellular operators are generally more than the fees for comparable services charged by the Company. The cellular telephone providers are, however, currently deploying various discounted pre-paid plans, which make pricing comparisons difficult.

The Hungarian cable television market is highly fragmented with over 400 cable television providers. The Hungarian cable television industry is undergoing consolidation. UPC, an affiliate of Monortel, is the largest cable television operator in Hungary.

Hungary, along with 9 other countries, will join the EU on May 1, 2004. Based on the harmonization of laws obligations that Hungary has undertaken in its agreement to join the EU, Hungary has been conforming its laws to those of the EU in order to be in harmony with the EU laws by May 1, 2004. The Communications Act was enacted as part of this harmonization process.

Summary of the Communications Act

In November 2003 the Hungarian Parliament enacted the Communications Act, which took effect on January 1, 2004. The goal of the Communications Act is to further promote competition in the telecommunications market and to harmonize Hungary’s telecommunications laws with the current European Union regulatory framework. The Communications Act is a framework piece of legislation with the detailed governing regulations to be contained in a series of implementing decrees, only some of which have been enacted to date. Some of the key provisions of the Communications Act and the implementing decrees that have been adopted are summarized by topic below. The provisions are subject to change and legal interpretation by the Hungarian regulatory system and could also change based upon Hungary’s pending accession into the EU.

Administration

The National Communications Authority is the central administrative body that reports to the IC Minister and the Hungarian government. It is divided into two units: the Office of the National Communications Authority (“NCA Office”) which is responsible for administrative tasks such as issuing licenses, verifying reports, frequency management and market supervision; and the Council of the National Communications Authority (“NCA Council”) which identifies providers with significant market power, reviews reference interconnection and local loop unbundling offers for approval and settles disputes between parties.

Market Entry

From a legal standpoint, market entry is now easier than in the past when a concession from the government was required. A potential telecommunications service provider need only notify the NCA Office that it intends to provide a telecommunications service and provide certain documentation. Licenses are only required if the telecommunications service provider intends to use radio frequencies, build a network or wants a number range to allocate to subscribers.

Significant Market Power

Under the Communication Act, a service provider shall be deemed to have significant market power (“SMP”) in a specific market if it possesses a dominant market share of such market. The NCA Council is empowered to assess whether there is effective competition in each of the 18 designated communications markets. If the NCA Council determines that a designated market is not effectively competitive it shall identify the service provider(s) with SMP in that market and may impose specific regulatory obligations on such service provider(s) in order to enhance competition. In November 2003, the legal predecessor of the NCA Council designated the Company, Matav, Invitel, and Monortel as service providers with SMP in the provision of fixed-line non-cellular voice services in their respective local markets. Westel and Pannon were designated as service providers with SMP in the interconnection and cellular telephone markets and Matav as a service provider with SMP in the leased line (transmission) market. According to the Communications Act, these parties will keep their designations as service providers with SMP until the NCA Council makes its own determinations regarding SMP after it performs its first market analysis which is expected to be complete by the end of August 2004. The current telecommunications service providers deemed to have SMP have additional obligations, some of which are similar to those which may be imposed by the NCA Council. The main obligations, which the NCA Council may impose on telecommunications service providers with SMP are summarized below.

Interconnection. In order to ensure widespread provision and interoperability of communications services, the Communications Act provides that operators of public communications networks shall have a right and, when requested by other operators, an obligation to negotiate interconnection of their networks to each other. The NCA Council may require a telecommunications service provider with SMP to submit a Reference Interconnection Offer (“RIO”) to the NCA Council for approval. Once the NCA Council approves a RIO, the service provider must provide interconnection on the terms of the RIO to any service provider that wants interconnection. The Company’s existing RIO was approved by the legal predecessor of the NCA Council and the Company has submitted a new RIO to the NCA Council for approval. Until the NCA Council completes its first market analysis, the interconnection fees set out in the RIO must be based on cost plus a reasonable profit calculated according to the EU’s Long Run Incremental Cost model. Such Long Run Incremental Cost model is intended to decrease interconnection fees. After the NCA Council completes its first market analysis, the NCA Council will have the discretion to determine whether the interconnection fees must be cost-based and which cost model, if any, to apply. If a service provider wants to connect to the Company’s network in order to provide domestic and international long distance service to the Company’s customers, the Company must provide interconnection on the terms of its RIO.

Network Access and Local Loop Unbundling. The NCA Council may also impose obligations on service providers to meet reasonable requests for access to, and use of, specific portions of a service provider’s network and related telecommunications facilities when the NCA Council determines that denial of such access or the offer of such access on unreasonable terms and conditions would hinder the emergence of a sustainable competitive market or would not be in the end-users’ best interests.

Until the NCA Council completes its first market analysis (and following such analysis if the NCA Council so determines), any service provider with SMP in the provision of fixed-line non-cellular local voice telephone services is required to “unbundle” their local loop network. This means that the Company must allow third party service providers access to its networks to provide competing non-cellular local voice telephone services and/or broadband services (including ASDL or other high speed data transfer services) in its Operating Areas. The unbundling agreement must be on the terms of the Company’s reference unbundling offer (“RUO”). The Company’s existing RUO was approved by the legal predecessor of the NCA Council and the Company has submitted a new RUO to the NCA Council for approval. RUOs submitted to the NCA Council must be based on the cost to the LTO plus a reasonable profit based on a certain Fully Distributed Cost model. After the NCA Council completes its first market analysis, the NCA Council will have the discretion to determine whether the unbundling fees must be cost-based and which cost model, if any, to apply. Any third party service provider that wants to use a LTO’s network to provide competing services must take it on the terms approved by the NCA Council. However, a potential competitor is not barred from building its own network in any of the Company’s Operating Areas.

Transparency. The NCA Council may impose a “transparency” obligation regarding interconnection and/or access to a service provider’s network, requiring service providers to make public specified information, such as accounting information, technical specifications and network characteristics. For example, the NCA Council may require service providers to publish a RUO with enough detailed information to ensure that the party requesting access to the network does not have to pay for parts of the network which are not necessary for the service requested. The NCA Council may impose obligations for accounting separation in relation to specified activities related to interconnection and/or access. A service provider which has a vertically integrated array of services may be required to make its wholesale prices and its internal transfer prices transparent to ensure (among other things) that its prices are fair and to prevent cross-subsidies from different services.

Carrier Selection

Customers are now supposed to have a choice on a call-by-call basis or on a continuing basis which provider of local, domestic and international long distance voice services, cellular voice services and Internet services they wish to use. However, as noted above, effective country-wide competition in

20

the communications market is just beginning. See “—Services and Pricing—Measured Service,” “—Strategy,” and “—Competition.”

Number Portability

As of January 1, 2004 all of the fixed-line non-cellular voice telephone service providers in Hungary are obliged to ensure that their subscribers have the right to retain their telephone numbers when they change service providers. There are exceptions when a customer of a fixed line provider moves beyond a certain geographical area. Number portability in the cellular telephone market will be introduced on May 1, 2004.

Universal Services

Overview. The Communications Act placed “universal service” obligations on designated telecommunications service providers. Universal Services (“Universal Services”) include (i) the provision of access to fixed line telecommunication services so that a subscriber can make and receive phone calls (including dial-up calls to an Internet Service Provider) and have the capability of making toll-free emergency calls, (ii) the provision of a mandated number of public pay phones, (iii) the provision of directory information services, (iv) the provision of phone number directories and (v) the provision to subscribers at no cost of selective call barring for outgoing calls. The IC Minister is responsible for the designation of the universal service providers so that all of Hungary is covered. Certain telephone service providers, including the Company, have entered into a Universal Services Agreement with the IC Ministry under prior law.

Universal Service Customers and Pricing. Every universal service provider, including the Company, must offer certain of their residential subscribers a discounted and affordable telephone service rate package. The goal of this discounted rate package is to encourage people without telephone service to get telephone service and to provide low usage subscribers with an incentive to keep their telephone service. The discounted rate package must include a lower monthly subscription fee with a higher variable fee for measured services. The Company has adopted discounted rate packages for its low usage customers, which were approved by the National Communications Authority’s legal predecessor as part of its approval of the Company’s general subscriber terms and conditions. The Company has designated its lowest discounted package as its Universal Service discount rate package. See “—Services and Pricing—Measured Service.”

Universal Services Fund. To offset the cost of the provision of Universal Services, the Communications Act provides for a Universal Services Fund (“USF”). Although the implementing decrees are not yet in place, it is likely that every cellular and non-cellular telecommunications service provider in Hungary will be required to contribute quarterly to the USF. Payments to the USF are based on revenue from telecommunications services from the prior year less certain items including (i) interconnection fees, (ii) revenue from the discounted Universal Services packages, and (iii) payments received from the USF. Funds from the USF are to be paid out to universal service providers, including the Company, to offset the cost of providing universal services. Payments from the USF are based on net cost related to the provision of universal service. The financial support is intended to make up for the shortfall in revenue which is attributable to the difference between the revenue the Company would have received from the standard residential rate subscriber packages and the universal service subscriber packages mandated by universal services. For 2003, the Company is to be paid under the prior Universal Services regime. That amount is HUF 1,085 ($5.22) per month for each universal service subscriber. However, there is a cap on the amount of funds payable to any LTO out of the USF, which is limited to payments for each universal service subscriber up to a maximum number of Universal Services subscribers which is equal to 20% of a LTO’s residential subscriber base. For 2003, the Company expects to receive more funds from the USF than it owes the USF.

Performance Criteria. The Company’s Universal Services Agreement provides for certain performance criteria including: deadlines for the installation of telephone service for new subscribers; minimum standards for the quality of voice and data transmission; and standards for error response. Failure to comply with these performance standards could result in financial penalties. Failure by the Company to fulfil its Universal Services obligations could result in the termination of the Company’s Universal Services Agreement which would result in the loss of benefits paid out to the Company by the USF. The Company believes that it has demonstrated substantial performance to date under its existing Universal Service Agreement.

Retail Price Regulation

Although prices charged for some telecommunications services are not presently regulated, the overall price increase for local and long distance non-cellular calls, calls from a fixed line to a cellular phone, subscription fees and connection fees applied in connection with the universal service will still be regulated. The price for dial-up calls to an Internet Service Provider is also regulated. If a market analysis performed by the NCA Council determines that a given retail market is not effectively competitive, the NCA Council is authorized to impose appropriate regulatory obligations on SMP-designated service providers. The NCA Council could prohibit SMP-designated service providers from: charging prices deemed excessive; inhibiting market entry or restricting competition by setting predatory prices; favoring specific end-users; or offering unreasonably bundled services. In order to protect the customers’ interests while promoting effective competition, the NCA Council may further regulate a SMP-designated service provider’s rates by applying appropriate retail price cap measures; measures to control individual tariffs; and measures to make tariffs more cost-based and/or more comparable to prices on comparable markets.

Internet Service

Telecommunications service providers designated as having SMP could have the obligation to allow Internet Service Providers access to their networks to provide Internet access to customers. The access would be subject to the terms of a network access agreement to be entered into between the telecommunications service provider and the Internet service provider. Effective January 1, 2004, service providers with SMP in the fixed-line non-cellular voice telephone service market have to provide their customers with the option of receiving dial-up telephone service to an Internet Service Provider at a flat rate based on cost plus a reasonable profit calculated according to a certain long run incremental cost model. The customer would still have to arrange Internet access with either the local telephone service provider or a third party Internet Services Provider. The LTOs have to pass on a portion of the telephone service fees from dial-up Internet access calls to the third party Internet Service Providers through a legislated revenue sharing arrangement. The intended consequence of these actions is to increase Internet penetration in Hungary.

Regulation

In 1992 the Hungarian Parliament enacted the Hungarian Telecommunications Act of 1992 (the “Telecom Act”) which took effect in 1993. The Telecom Act gave the TTW Ministry the authority to regulate the telecommunications industry. The oversight of the telecommunications industry has been transferred to the IC Ministry. See “—Overview of Hungarian Telecommunications Industry—The Regulatory Framework.”

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

With the passage of subsequent legislation, including the Communications Act, many of the provisions of the Telecom Act were superceded. In light of the new regulatory framework set out by the Communications Act, the IC Ministry and the Company are currently in negotiations regarding the termination or amendment of the Company’s Concession Contracts. At this time the Company cannot predict with certainty whether the Concession Contracts will be amended or terminated or remain unchanged. In any event the Company will retain the necessary licenses to continue its services in the Operating Areas. The terms and applicability of the Concession Contracts are further complicated by the fact that four subsidiaries of the Company entered into the Concession Contracts with the TTW Ministry. Those four subsidiaries (“KNC”, “Raba-Com”, “Papatel”, and “Hungarotel”) were merged into Hungarotel as of December 31, 2001. The terms of the Company’s Concession Contracts, which remain in force for the time being, are summarized below.

Corporate Governance. The amended Concession Contracts for Hungarotel and Papatel provide that two out of every five members of their Boards of Directors and one-half of the members of their Supervisory Boards be Hungarian citizens. Hungarotel, the surviving subsidiary of the Company’s merged Hungarian subsidiaries, is currently in compliance with this requirement.

Exclusivity. The Concession Contracts provided that each concession holder had the exclusive right to provide non-cellular local voice telephone services for eight years until November 2002. Therefore, any telecommunications operator now has the right to provide non-cellular local voice telephone services in the Operating Areas. See “—Summary of the Communications Act—Market Entry.”

Royalties. Each of the Company’s former subsidiaries was required by the terms of its individual Concession Contract to pay annual royalties equal to a percentage of net revenue from basic telephone services. Net revenue for this purpose is generally defined as gross revenue from basic telephone services less the fees paid to Matav for interconnection. The royalty percentages are different for each region. For example, the former subsidiaries were obligated to pay royalties in the following percentage amounts: KNC 0.1%; Raba-Com 1.5%; Hungarotel (Bekescsaba) 2.3%; Hungarotel (Oroshaza) 0.3%; and Papatel 2.3%. These amounts were paid annually, in arrears. At this time the Company does not believe that it will be obligated to pay such royalties for 2002 or beyond given the negotiations with the IC Ministry regarding amending or terminating the Concession Contracts and the introduction of Universal Service obligations. Therefore, the Company has not paid any royalties for 2002 or beyond or accrued for any such liability.

Social and Educational Contributions. In addition to the royalties described above, the Concession Contracts provide for social and educational contributions based on revenues of the Operating Company, excluding VAT. The Concession Contracts for KNC and Raba-Com required them to contribute 1.5% and 1.0% of such revenues, respectively, to support social and educational projects in their Operating Areas. While the Company is continuing to support social and educational activities, it did not make such specific contributions in 2002 or beyond. At this time the Company does not believe that it will be obligated to make such contributions for 2002 or beyond given the negotiations with the IC Ministry to amend or terminate the Concession Contracts and the introduction of Universal Service obligations.

Renewal. Each Concession Contract provides for a 25-year term with the right to submit a proposal, within 18 months prior to the expiration of the Concession Contract to apply for an additional 12-1/2 years. With the enactment of the Communications Act, this renewal provision will not be applicable. The Company will retain a license to continue service.

Termination upon Lack of Performance. If a LTO is unable to comply with the terms of its concession contract, the IC Ministry has the right to abrogate the concession contract. With the enactment of the Communications Act, the Company’s performance obligations are covered by the Communications Act. See “—Summary of Communications Act—Universal Services—Performance Criteria.” If the Company’s performance is not in compliance with its obligations, it could be fined or, in the worst case, the IC Ministry could terminate its Universal Services Agreement which would result in the loss of benefits paid out to the Company from the USF. The Company believes that it has demonstrated substantial performance to date under its Concession Contracts and under its Universal Services Agreement and that its relations with the IC Ministry are good.

Dispute Resolution. Any disputes arising with respect to the interpretation of a Concession Contract will be adjudicated by a Hungarian court.

Hungarian Equity Ownership Requirements. The Concession Contracts stipulated that by June 3, 2003 Hungarian ownership must consist of at least 25% plus one share of the Operating Company. The Company is not in compliance with this requirement as it owns substantially all of the outstanding shares of Hungarotel. If the Hungarian ownership does not meet the required levels, the LTO is required to give notice to the IC Ministry, which may then require the LTO to rectify the situation within three months, or a shorter period if it is determined that there has been a delay in the required notification.

The IC Ministry has not sought to enforce this provision given the impracticality of the ownership requirement. Furthermore, the Communications Act does not have any Hungarian ownership requirement. In light of this and the Company’s negotiations with the IC Ministry to amend or terminate the Concession Contracts, the Company believes that there will be no Hungarian equity ownership requirements. In the event that the IC Ministry does not change the present Hungarian ownership requirements or adopts new Hungarian ownership requirements, which the Company does not expect, the Company will formulate plans to meet any such Hungarian ownership requirements although there can be no assurance that the Company will be able to increase the Hungarian ownership in a manner sufficient to comply with such requirements in the future.

Hungarian Taxation

Corporate Income Tax. The operations of the Operating Company are subject to Hungarian corporate income tax. Hungarian corporations have been subject to tax at an annual rate of 18.0% through December 31, 2003. As of January 1, 2004 that rate has been reduced to 16%. Companies which fulfilled certain criteria were entitled to a 100.0% reduction in income taxes for the five year period ending December 31, 1998 and a 60.0% reduction in income taxes for the subsequent five year period ending December 31, 2003, provided certain criteria continue to be met. See Note 1(j) of Notes to Consolidated Financial Statements. The Operating Company has been eligible for such tax treatment.

Local Tax. The Company is subject to local taxes by local municipal governments. The largest local tax is the local business tax, which can not exceed a rate of 2%. The basis of the local business tax is revenues less certain allowable costs. When a company is subject to more than one local municipal taxing authority, like the Company is, the base of the local business tax must be allocated between the local municipal taxing authorities.

Value Added Tax (“VAT”). The Hungarian VAT system is based on and is very similar to the one used in most European countries. VAT is a consumption tax which is fully borne by the final consumer of a product or service. The current rates of VAT in Hungary vary between 5.0% and 25.0%, depending on the type of product or service being supplied.

Social Insurance Contributions. The level of contributions for social insurance in Hungary is one of the highest in Europe. In 2003 employers were required to pay the state 29% of an employee’s gross salary as a social security contribution, 3.0% of an employee’s gross salary as the employer’s contribution to the unemployment fund, and 1.5% of an employee’s gross salary in training fund contributions. In addition, the Company paid an additional HUF 3,450 ($16.59) per month for each employee for health insurance.

Employees

The Company employs approximately 600 people, including 5 expatriates. The Company considers its relations with its employees to be satisfactory.

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

Item 3. Legal Proceedings

Local Business Tax

An ambiguous provision in Hungarotel’s Concession Contracts regarding the payment of local municipal business tax is at issue. At the time of the inception of the Concession Contracts, the local business tax was 0%. When this business tax was instituted in one of the regions within the Operating Areas in 1996, one municipality, citing such provision in Hungarotel’s Concession Contract, claimed that Hungarotel was liable to pay the local business tax at ten times the prevailing rate. The municipality took the matter up with both the Communications Authority and the TTW Ministry. However, the municipality has not been able to enforce this undertaking because it is not a party to the Concession Contracts. In 1999, the Hungarian Deputy State Secretary gave a verbal confirmation that the TTW Ministry would not require Hungarotel to pay such tax. In November 1999, the TTW Ministry sent a letter to the municipality informing it that the disputed business tax provision was not enforceable because the indefinite nature of the undertaking constituted an unjustified burden on Hungarotel and that the undertaking was not in compliance with the laws on Local Business Tax. To date, several municipalities have cited this provision in Hungarotel’s Concession Contracts and demanded payment from the Company of a local municipal business tax. The claims aggregate approximately HUF 3.5 billion ($16.8 million). No formal legal proceedings have been initiated yet against the Company. The Company believes that this undertaking is unenforceable and intends to defend any action brought on this matter.

Fazis

During 1996 and 1997, the Company entered into several construction contracts with Fazis, a Hungarian contractor (“Fazis”) which totaled $59.0 million in the aggregate, $47.5 of which was financed by a contractor financing facility. Fazis financed the facility through Postabank. The Company and Fazis have a disagreement with respect to several issues relating to the quality and quantity of the work done by Fazis. The Company has rejected invoices from Fazis in the amount of approximately HUF 700 million (approximately $3.4 million) and Fazis subsequently sought payment under separate invoices in the amount of approximately $24 million (at historical exchange rates), which Hungarotel disputed because of quantity and quality issues and because of its counterclaim for breach of contract by Fazis, amounting to approximately $31 million (at historical exchange rates).

In order to resolve these issues, the Company purchased from Postabank in 1999 some of Postabank’s receivables owed by Fazis to Postabank (HUF 4.0 billion; approximately $19.2 million) with respect to the contractor financing facility. The Company also purchased from Postabank some of the obligations which the Company owed to Fazis under the contractor financing facility which were assumed by Postabank (HUF 7.0 billion; approximately $33.7 million). The Company then set off its remaining uncontested liabilities owed to Fazis (HUF 900 million; approximately $4.3 million) against the amounts owed to the Company by Fazis (HUF 4.0 billion; approximately $19.2 million). Fazis has challenged these actions by the Company in a lawsuit filed in 2001 with the Metropolitan Court in Budapest. The Company filed counterclaims in this matter. In September 2003 the Metropolitan Court in Budapest dismissed Fazis’ claim. In January 2004, the Hungarian Court of Appeal affirmed the Metropolitan Court’s dismissal. Fazis has until late April 2004 to file a request with the Hungarian Supreme Court to review the appellate court’s decision.

In 1999, Reorg Rt. (“Reorg”), a company responsible for collecting Postabank’s bad debts, initiated debt collection proceedings against Fazis. In June 2000 Reorg claimed the benefit of certain invoices in the amount of HUF 455 million (approximately $2.2 million) that Fazis had issued to the Company, asserting that Fazis had assigned those invoices to it as security in the debt collection proceedings. The Company rejected Reorg’s claim on the grounds that Fazis had no right to assign the invoices and that, in any event, the Company has a substantive defense and a counterclaim on the merits to the underlying claims on the invoices. Reorg subsequently reduced its demand of HUF 455 million to HUF 250 million (approximately $1.2 million). The Metropolitan Court of Budapest dismissed Reorg’s claim asserting that the Metropolitan Court did not have jurisdiction and that the contractual claims should be decided by arbitration proceedings. Reorg appealed and the Hungarian Supreme Court upheld the appeal and ordered the matter returned to the Metropolitan Court. The Metropolitan Court again dismissed Reorg’s claim. Reorg. filed an appeal with the Hungarian Court of Appeal.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s Common Stock trades on the American Stock Exchange (the “Amex”) under the symbol “HTC.” The following table sets forth the high and low sale prices for the Common Stock as reported by the Amex for each quarter in 2002 and 2003.

Quarter Ended	2002		2003
	High	Low	High	Low
March 31	$5.50	$4.10	$9.00	$7.10
June 30	8.00	4.80	13.50	8.35
September 30	8.25	5.50	11.55	8.40
December 31	8.35	5.90	10.45	9.20

On March 24, 2004, the closing sale price for the Common Stock on the Amex was $9.26.

Stockholders

As of March 26, 2004 the Company had 12,320,170 shares of Common Stock outstanding held by 95 holders of record. The Company believes that it has approximately 1,600 beneficial owners who hold their shares in street names.

The Company will furnish, without charge, on the written request of any stockholder, a copy of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including financial statements filed therewith. Stockholders wishing a copy may send their request to the Company at 1201 Third Avenue, Suite 3400, Seattle, WA 98101-3034.

Dividend Policy

In 1999, the Company issued 30,000 shares of its Series A Cumulative Convertible Preferred Stock with a liquidation value of $70 per share to Citizens. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends in arrears at the annual rate of 5%, compounded annually on the liquidation value. To date, the Company has not paid any dividends on its preferred stock. As of December 31, 2003, the total arrearage on the Preferred Shares was $493,000. Under Delaware law, HTCC has been restricted in past years from paying dividends due to a stockholders’ deficiency. The Company periodically reevaluates its preferred stock dividend policy. The Company’s secured bank credit facility has also limited and continues to limit the Company’s ability to pay dividends. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its businesses. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid on its Common Stock until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings.

At present, HTCC’s only source of cash is payments from intercompany loans, payments under its management service agreement with the Operating Company, and dividends, if any, from the Operating

Company. The Operating Company’s ability to pay dividends or make other capital distributions to HTCC is governed by Hungarian law, and, as noted above, is also significantly restricted by the Company’s secured bank credit facility. The Operating Company is the borrower under the credit facility which provides that the Operating Company can only make distributions without consent to HTCC for limited purposes. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

On March 14, 2001, the Company issued 14,001 shares of Common Stock to TDC for $7.00 per share pursuant to TDC’s preemptive rights. This unregistered issuance was in reliance upon an exemption from the registration provisions of the Securities Act of 1933 (the “Securities Act”) set forth in Section 4(2) thereof relative to transactions by an issuer not involving any public offering. The purchaser was informed that the transaction was being effected without registration under the Securities Act and that the shares acquired could not be resold without registration under the Securities Act unless the sale is effected pursuant to an exemption from the registration requirements of the Securities Act.

Item 6. Selected Financial Data

HUNGARIAN TELEPHONE AND CABLE CORP.

AND SUBSIDIARIES

Selected Financial and Operating Data

(Dollars in Thousands, Except Per Share Amounts)

For the Year	2003	2002	2001	2000	1999
Operating revenues, net	$59,609	$52,182	$45,236	$42,974	$45,438
Operating income	$26,770	$23,086	$18,340	$16,469	$16,189
Operating income per common share (basic)	$2.20	$1.91	$1.51	$1.37	$1.68
Income (loss) before extraordinary items	$12,476	$27,341	$11,099	$(5,331)	$(17,773)
Net income (loss)	$12,476	$27,341	$11,099	$(5,331)	$3,172
Net income (loss) per common share (basic)	$1.02	$2.25	$0.91	$(0.45)	$0.33
At Year-End
Total assets	$176,556	$169,059	$136,071	$147,318	$154,683
Long-term debt, excluding current installments	$90,839	$102,165	$104,882	$124,814	$139,661
Total stockholders’ equity (deficiency)	$46,359	$29,848	$366	$(10,878)	$(6,946)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company is engaged primarily in the provision of telecommunications services through its operating subsidiary, Hungarotel. The Company earns substantially all of its telecommunications revenue from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer’s discretion).

The Company paid $11.5 million (at historical exchange rates) to acquire the concession rights in its Operating Areas, spent approximately $23.2 million (at historical exchange rates) to acquire the existing telecommunications assets in its Operating Areas from Matav, and spent $205 million through December 31, 2003 (at historical exchange rates) on the development and construction of its telecommunications infrastructure. Since commencing the provision of telecommunications services in the first quarter of 1995, the Company’s network construction and expansion program has added 133,400 access lines through December 31, 2003 to the 61,400 access lines acquired directly from Matav. As a result, the Company had 194,800 access lines in operation at year-end 2003. During the past year, due to weakness in the economy within the areas the Company operates in and competition from the mobile phone market, the Company’s number of disconnections has increased such that the total number of access lines in service is lower than at the beginning of 2003 by 2.8%. The Company is attempting to address this continued decrease in access lines by developing new subscription packages, as well as through expanding into other markets within Hungary.

The ability of the Company to generate sufficient revenues to satisfy cash requirements and maintain profitability depends upon a number of factors, including the Company’s ability to attract customers both in and outside its Operating Areas, to maintain its existing customer base and to increase revenues per customer. These factors are expected to be primarily influenced by the success of the Company’s operating and marketing strategies, as well as market demand of telecommunications services both within and outside the Company’s Operating Areas. In addition, the Company’s profitability may also be affected by changes in the Company’s regulatory environment, macroeconomic factors and other factors that are beyond the Company’s control.

The Company’s results and financial position, reported in U.S. dollars, continue to be significantly affected by movements in the Hungarian forint/U.S. dollar exchange rate.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The Company’s accounting policies are stated in Note 1 of Notes to the Consolidated Financial Statements. The Company believes the following accounting policies are critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition Policies—The Company recognizes revenues, net of interconnect charges, when services are rendered to the customer. The Company’s pricing is subject to oversight by the Hungarian regulatory authorities. Such regulation also covers interconnection, competition and other public policy issues. The Company also recognizes revenue associated with it being a Universal Service Provider within the areas in which it operates. Regulatory interpretation of the Communications Act and related decrees, which may involve retroactive adjustments; Hungary’s accession into the EU on May 1, 2004; and changes in the political environment within Hungary all could result in changes in the level of the Company’s revenues, as well as the revenues associated with the Company being a Universal Service Provider. The Company monitors the decisions of the regulatory authorities and the Hungarian market closely, and will make adjustments to revenue and associated expenses if necessary. The Company records deferred costs and revenues related to the costs and related installation revenue associated with connecting new customers to the Company’s networks. The Company amortizes these amounts over an estimated seven year average period. If a significant number of customers were to leave the service of the Company, the amortization of those deferred costs and revenues would accelerate.

Recovery of Goodwill—The Company assesses the fair value of goodwill annually. To the extent that information indicates that the carrying amount of the Company’s net assets exceed the Company’s estimated fair value, the Company will recognize an impairment charge. During 2003, the Company performed its annual impairment testing with respect to goodwill, and based upon the results, the Company concluded that there is no impairment to the carrying value of goodwill reported in its financial statements. The Company’s estimates of fair value will be subject to revision as market conditions change.

Long-lived Asset Recovery—Long-lived assets, consisting primarily of property, plant and equipment and intangibles, including concession rights, comprise a significant portion of the Company’s total assets. Changes in technology, changes in the Company’s intended use of these assets and/or changes in the regulatory environment may cause the estimated period of use or the value of these assets to change. These assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and reviewing recoverability require both judgment and estimation by management. Impairment is deemed to have occurred if projected undiscounted cash flows related to the asset are less than its carrying value. If impairment is deemed to have occurred, the carrying values of the assets are written down, through a charge against earnings, to their fair value.

Contingent Liabilities— The Company establishes accruals for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assessments as to the likelihood of and estimated amount of loss. Accruals for contingent liabilities are based upon management’s assumptions and estimates, after giving consideration to the advice of legal counsel and other information relevant to the assessment of the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated accruals for contingent liabilities would be required.

Income Taxes—In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning in making these assessments. Actual income taxes could vary from these estimates due to future changes in the income tax laws or the results from reviews of the Company’s tax returns by taxing authorities.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

The Company’s Hungarian subsidiary’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2003 was 224.34, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2002 of 257.89. When comparing the year ended December 31, 2003 to the year ended December 31, 2002, it should be noted that all U.S. dollar reported amounts have been affected by this 15% appreciation in the Hungarian subsidiary’s functional currency.

Net Revenues

	Year ended
(dollars in millions)	2003	2002
Measured service revenues	$32.0	$30.3
Subscription revenues	24.1	21.0
Interconnect charges:
Incoming	3.5	2.7
Outgoing	(9.6)	(9.6)

Net	(6.1)	(6.9)

Net measured service and subscription revenues	50.0	44.4
Connection fees	2.6	2.5
Other operating revenues, net	7.0	5.3

Telephone Service Revenues, Net	$59.6	$52.2

The Company recorded a 14% increase in net telephone service revenues to $59.6 million for the year ended December 31, 2003 from $52.2 million for the year ended December 31, 2002.

Net measured service and subscription revenues increased to $50 million for the year ended December 31, 2003 from $44.4 million for the year ended December 31, 2002. Measured service revenues increased 6% to $32 million in 2003 from $30.3 million in 2002, while subscription revenues increased 15% to $24.1 million in 2003 from $21 million in 2002. Measured service revenues decreased in functional currency terms by approximately 8% as a result of a decrease in average access lines in service from approximately 201,600 for the year ended December 31, 2002 to approximately 197,600 for the year ended December 31, 2003, lower minutes of use for some telecommunications services, and change in the mix of call directions. Due to economic conditions and pricing issues, both within and outside the Company’s Operating Areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in use during the year ended December 31, 2003 and the year ended December 31, 2002. Subscription revenues in functional currency terms remained at the same level, as a mixed result of (i) an approximate 10% increase in the monthly subscription rates as of August 1, 2002, offset by a 2% decrease in average access lines in service between the two periods, and further offset by (ii) a 23% decrease, from approximately $2.0 million to $1.7 million, in Universal Service revenues between the periods. This decrease in Universal Service revenues is attributable to (a) a 21% decrease in monthly Universal Service revenues compared to the year ended December 31, 2002 as a result of a new ministerial decree signed in June 2003; and (b) the downward revision of the Company’s Universal Service revenue accrual for 2002 by $0.2 million recorded during the third quarter of 2003, based on the Universal Services Fund’s final calculation for 2002, partially offset by the Company recording Universal Service Provider revenues for the year ended December 31, 2003. For the year ended December 31, 2002, the Company was a Universal Service Provider for only ten months.

At the end of September 2003 the Board of Directors of the Universal Services Fund reviewed its calculation regarding the Universal Service amounts due to the Company for 2002, and calculated that the Company was entitled to approximately $0.2 million less than the amount previously confirmed by the Fund to the Company at the end of May 2003. The Company disputes this revised calculation and is considering its options regarding this matter. The Fund has paid the Universal Service amount due to the Company for 2002 in 2003, while the amount due to the Company for 2003 is still outstanding.

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

In June 2003 the IC Ministry signed a decree which, among other things, addresses the Universal Service Regime in Hungary and the compensation to be paid to the Company for being a Universal Services Provider. This decree, which claims to have retroactive effect to January 1, 2003, would decrease the funds the Company receives for being a Universal Services Provider by approximately 21% compared to the old regulation. The Company questions the legality of this retroactive change and is reviewing its options regarding this decree.

Net measured service and subscription revenues have been reduced by net interconnect charges which totaled $6.1 million for the year ended December 31, 2003, as compared to $6.9 million for the year ended December 31, 2002. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 13.5% for the year ended December 31, 2002 to 10.9% for the year ended December 31, 2003. This decline in net interconnect charges is due to new interconnect agreements that the Company made with other telecom service providers during 2003, pursuant to which the Company achieved better prices compared with 2002 in part due to changes in governmental regulations.

Other operating revenues, which include revenues generated from the provision of direct lines, operator services, internet services and other miscellaneous telephone service revenues, increased 32% to $7.0 million for the year ended December 31, 2003, as compared to $5.3 million during the year ended December 31, 2002. In functional currency terms, other operating revenues increased approximately 15% for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This increase is primarily due to increased leased line and internet revenues between the two years. In U.S. dollar terms, however, this increase in other operating revenues in functional currency terms has been magnified by the 15% appreciation of the Hungarian forint.

Operating and Maintenance Expenses

	Year ended
(dollars in millions)	2003	2002
Operating and maintenance expenses	$21.6	$18.9

Operating and maintenance expenses increased 14% to $21.6 million for the year ended December 31, 2003, as compared to $18.9 million for the year ended December 31, 2002. In functional currency terms, operating and maintenance expenses of Hungarotel decreased approximately 6% for the year ended December 31, 2003 due to a continued focus on cost control, as compared to the year ended December 31, 2002. In U.S. dollar terms, however, the decrease in such costs in functional currency terms has been offset by the 15% appreciation of the Hungarian forint. There has been a $0.6 million increase in the Company’s U.S. dollar denominated operating expenses between the periods, which includes increased advisory costs associated with the Company’s on-going strategic initiatives, partially offsetting the 6% savings in functional currency terms at Hungarotel.

Depreciation and Amortization

	Year ended
(dollars in millions)	2003	2002
Depreciation and amortization	$11.3	$10.1

Depreciation and amortization charges increased $1.2 million, or 12% to $11.3 million for the year ended December 31, 2003, from $10.1 million for the year ended December 31, 2002. Depreciation and amortization charges decreased in functional currency terms by approximately 3% as a portion of the Company’s telecommunications assets were fully depreciated during 2002. This decrease has been offset by the 15% appreciation of the Hungarian forint between the periods.

Income from Operations

	Year ended
(dollars in millions)	2003	2002
Income from operations	$26.8	$23.1

Income from operations increased 16% to $26.8 million for the year ended December 31, 2003 from $23.1 million for the year ended December 31, 2002. Contributing to such improvement were higher net telephone service revenues, offset by higher operating and maintenance and depreciation and amortization expenses.

Foreign Exchange (Losses) Gains

	Year ended
(dollars in millions)	2003	2002
Foreign exchange (losses) gains	$(5.7)	$8.0

Foreign exchange losses amounted to $5.7 million for the year ended December 31, 2003, compared to foreign exchange gains of $8.0 million for the year ended December 31, 2002. The foreign exchange losses for the period resulted primarily from the devaluation of the Hungarian forint on the Company’s average EUR 60.6 million denominated debt outstanding, partially offset by the appreciation of the Hungarian forint on the Company’s U.S. dollar 25 million denominated debt outstanding during the period. At December 31, 2003, the Hungarian forint had devalued by approximately 10% against the euro as compared to December 31, 2002, and had appreciated by 8.3% against the U.S. dollar as compared to December 31, 2002 levels. The foreign exchange gains for the year ended December 31, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 71.9 million and U.S. dollar 25 million denominated debt outstanding during the period. At December 31, 2002, the Hungarian forint had appreciated in value by 4.5% against the euro and by 23.9% against the U.S. dollar as compared to December 31, 2001. Included in foreign exchange gains for the year ended December 31, 2002 is approximately $0.2 million of foreign exchange losses relating to the Company’s closed foreign currency forward contracts. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See “—Inflation and Foreign Currency,” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Market Risk Exposure.”

Interest Expense

	Year ended
(dollars in millions)	2003	2002
Interest expense	$9.1	$10.4

Interest expense decreased 12% to $9.1 million for the year ended December 31, 2003 from $10.4 million for the year ended December 31, 2002. This $1.3 million decrease is attributable to lower interest rates paid on the Company’s borrowings, as well as lower average debt levels outstanding between the periods. The Company’s weighted average interest rate on the Company’s debt obligations went from 6.80% for the year ended December 31, 2002, to 5.94% for the year ended December 31, 2003, a 13% decrease. See “Liquidity and Capital Resources” section below.

Interest Income

	Year ended
(dollars in millions)	2003	2002
Interest income	$1.3	$1.0

Interest income increased to $1.3 million for the year ended December 31, 2003 from $1.0 million for the year ended December 31, 2002, primarily due to a higher outstanding Hungarian forint cash level during the period.

Income Tax (Expense) Benefit

	Year ended
(dollars in millions)	2003	2002
Current tax expense	$(0.4)	$—
Deferred tax (expense) benefit	(0.1)	5.5

Total income tax (expense) benefit	$(0.5)	$5.5

The Company recorded a $0.4 million current income tax expense in 2003, as a result of a corporate income tax amendment for the years 1998 and 1999 relating to Hungarotel. This amendment was due to a tax audit, which established management fees should have been charged between Hungarotel’s legal predecessors in previous years.

The Company recorded a deferred tax expense of $0.1 million for the year ended December 31, 2003 as compared to the deferred tax benefit of $5.5 million for the year ended December 31, 2002. The deferred tax expense of $0.1 million for the year ended December 31, 2003 reflects the release of the due portion of deferred tax asset during the year, as well as the impact of updating the deferred tax calculation as of December 31, 2003. The updated deferred tax calculation is based upon the revised Hungarian corporate income tax rate of 16%, effective January 1, 2004. The amount of the deferred tax asset considered realizable as of December 31, 2003 could be reduced in the future if estimates of taxable income during the future periods are reduced. Management considers projected future taxable income and tax planning in making these assessments.

Net Income

	Year ended
(dollars in millions)	2003	2002
Net income	$12.4	$27.2

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $12.4 million, or $1.02 per share, or $0.97 per share on a diluted basis, for the year ended December 31, 2003 as compared to $27.2 million, or $2.25 per share, or $2.17 per share on a diluted basis, for the year ended December 31, 2002.

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

Net measured service and subscription revenues increased to $44.4 million for the year ended December 31, 2002 from $38.8 million for the year ended December 31, 2001. Measured service revenues increased 4% to $30.3 million in 2002 from $29.2 million in 2001, while subscription revenues increased 30% to $21.0 million in 2002 from $16.1 million in 2001. Measured service revenues decreased in functional currency terms by approximately 7% as a result of (i) a decrease in average access lines in service from approximately 204,900 for the year ended December 31, 2001 to approximately 201,600 for the year ended December 31, 2002, (ii) lower minutes of use for some telecommunications services, and (iii) a slight decrease in call tariffs between the periods. Due to weakness in the economy in the areas in which the Company operates and industry pricing issues, both within and outside the Company’s Operating Areas, the Company did not opt to raise call tariffs on most of its calling services from July 1, 2002, although it was allowed to do so by the Hungarian regulatory authority. Subscription revenues increased in functional currency terms by approximately 17% as a result of (i) an approximate 8% increase in monthly subscription and tariff multiplier fees and (ii) the revenues associated with the Company becoming a Universal Service Provider during the period. As a Universal Service Provider the Company will receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain requirements defined in government regulations. For the year ended December 31, 2002, the Company recognized $2.0 million in Universal Service Provider fees which were received by the Company in 2003. The Company was not a Universal Service Provider for the year ended December 31, 2001, as the Universal Service Provider regime was only introduced as of February 1, 2002.

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

Operating and Maintenance Expenses

	Year ended
(dollars in millions)	2002	2001
Operating and maintenance expenses	$18.9	$17.5

Operating and maintenance expenses increased 8% to $18.9 million for the year ended December 31, 2002, as compared to $17.5 million for the year ended December 31, 2001. In functional currency terms, operating and maintenance expenses of Hungarotel decreased approximately 2% for the year ended December 31, 2002 due to a continued focus on cost control, as compared to the year ended December 31, 2001. In U.S. dollar terms, however, the decrease in such costs in functional currency terms has been offset by the 11% appreciation of the Hungarian forint. There has also been a slight increase in the Company’s U.S. dollar denominated operating expenses, between the periods.

Depreciation and Amortization

	Year ended
(dollars in millions)	2002	2001
Depreciation and amortization	$10.1	$9.4

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

Income from Operations

	Year ended
(dollars in millions)	2002	2001
Income from operations	$23.1	$18.3

Income from operations increased 26% to $23.1 million for the year ended December 31, 2002 from $18.3 million for the year ended December 31, 2001. Contributing to such improvement were higher net telephone service revenues, offset by higher operating and maintenance and depreciation and amortization expenses.

Foreign Exchange Gains

	Year ended
(dollars in millions)	2002	2001
Foreign exchange gains	$8.0	$5.3

Foreign exchange gains amounted to $8.0 million for the year ended December 31, 2002, compared to $5.3 million for the year ended December 31, 2001. The foreign exchange gains for the year ended December 31, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 71.9 million and U.S. dollar 25 million denominated debt outstanding during the period. At December 31, 2002, the Hungarian forint had appreciated in value by 4.5% against the euro and by 23.9% against the U.S. dollar as compared to December 31, 2001. The foreign exchange gains for the year ended December 31, 2001 resulted primarily from the effect of the appreciation of the

Hungarian forint on the Company’s average EUR 84.3 million denominated debt outstanding during that period. At December 31, 2001, the Hungarian forint had appreciated in value by 7.6% against the euro and by 2.0% against the U.S. dollar as compared to December 31, 2000. Included in foreign exchange gains for the year ended December 31, 2001 is approximately $0.7 million of foreign exchange losses relating to the Company’s foreign currency forward contracts. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See “—Inflation and Foreign Currency,” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Market Risk Exposure.”

Interest Expense

	Year ended
(dollars in millions)	2002	2001
Interest expense	$10.4	$13.6

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

Interest Income

	Year ended
(dollars in millions)	2002	2001
Interest income	$1.0	$1.3

Interest income decreased to $1.0 million for the year ended December 31, 2002 from $1.3 million for the year ended December 31, 2001, primarily due to lower interest rates on Hungarian forint deposits during the period.

Income Tax Benefit

	Year ended
(dollars in millions)	2002	2001
Current tax expense	$—	$—
Deferred tax benefit	5.5	—

Total income tax benefit	$5.5	$—

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

Net Income

	Year ended
(dollars in millions)	2002	2001
Net income	$27.2	$11.0

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $27.2 million, or $2.25 per share, or $2.17 per share on a diluted basis, for the year ended December 31, 2002 as compared to $11.0 million, or $0.91 per share, or $0.89 per share on a diluted basis, for the year ended December 31, 2001.

Liquidity and Capital Resources

The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the Company’s Operating Areas required significant capital expenditures ($205 million at historical exchange rates through December 31, 2003). Since the end of 1998, the Company’s networks have had the capacity, with only normal capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within the Operating Areas.

On April 11, 2000, the Company entered into a EUR 130 million Senior Secured Debt Facility Agreement (the “Debt Agreement” or “Credit Facility”) with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at April 20, 2000 exchange rates), of which part was drawn down in euros and part in Hungarian forints. These funds were used, along with $7.3 million of other Company funds (at April 20, 2000 exchange rates), to pay off the entire outstanding EUR 134 million (approximately $126 million at April 20, 2000 exchange rates) principal and interest due on the Company’s previous loan which was due to mature on May 12, 2000, and to pay fees associated with the Debt Agreement. As of December 31, 2003, the Company has repaid approximately $53.4 million, at historical exchange rates, of the original EUR 129 million drawn down. The Company believes that it will be able to continue to generate sufficient cash flow to allow it to continue to meet its working capital needs, including its obligations under the Debt Agreement.

Under the Debt Agreement, principal is repayable semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The portion of the loan denominated in euros accrues interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The portion of the loan denominated in Hungarian forints accrues interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for the loan denominated in euros can be one, three or six months. The applicable interest period for the loan denominated in Hungarian forints can be one or three months. Interest is payable at the end of each interest period. The Applicable Margin was initially 1.75% and has been adjusted to 1.50% in 2003. The Applicable Margin may be adjusted downward further to a minimum of 1.30%, subject to the financial performance of the Company as measured by the ratio of the Company’s senior debt to its earnings before interest, taxes, depreciation and amortization (“EBITDA”). Dependent on its cash flow, the Company will be required to prepay up to the equivalent of $25 million. The amount of the prepayment in any year shall be at least 50% of the Company’s excess cash flow, if any, for the previous financial year as defined in the Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing. As of December 31, 2003, the equivalent of $2.6 million (at historical exchange rates) of the $25 million required excess cash flow prepayment has been prepaid. Based upon the Company’s financial performance during 2003, an excess cash flow prepayment of $3,820,000 at December 31, 2003 exchange rates will be made in April 2004.

The Company has entered into a series of agreements to secure all of the Company’s obligations under the Debt Agreement pursuant to which the Company has pledged all of its intangible and tangible assets, including HTCC’s ownership interests in its Hungarian subsidiary, Hungarotel, and its real property. The Company is subject to restrictive covenants, including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains customary representations and warranties and customary events of default, including those related to a change of control, which would trigger early repayment of the balance under the Debt Agreement. If, prior to the Trigger Date (the date on which for the prior two fiscal quarters the Company’s debt to EBITDA ratio is less than 2.5 to 1), TDC sells any of the shares of Common Stock that it currently owns such that its shareholding is no longer at least 30.1% of the outstanding Common Stock, then an event of default shall have occurred. TDC currently owns a total of 31.6% of the outstanding Common Stock. Following the Trigger Date, TDC can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company’s outstanding debt under the Debt Agreement without triggering an event of default under the Debt Agreement.

The Company had 12,230,670 shares of common stock outstanding as of December 31, 2003, which were held by the following parties in the percentages indicated: TDC 31.6%; Citizens 18.9%; Ashmore 15.0%; and others 34.5%. On a fully-diluted basis, the Company currently has 15,894,701 shares outstanding, which were held by the following parties in the percentages indicated: TDC 24.3%; Citizens 16.4%; Ashmore 27.2%; and others 32.1%.

Net cash provided by operating activities totaled $31.2 million for the year ended December 31, 2003, compared to $24.2 million for the year ended December 31, 2002. The increase in net cash provided by operating activities between the two periods is primarily due to (i) lower average interest rates and lower average outstanding debt levels, and (ii) the translation effects of the 15% appreciation of the Hungarian forint versus the U.S. dollar between the two periods, on amounts reported in U.S. dollars. For the years ended December 31, 2003 and 2002, the Company used $3.5 million and $4.3 million, respectively, in investing activities, which was primarily used to fund additions to the Company’s telecommunications networks. Financing activities used net cash of $22.0 million for the year ended December 31, 2003, compared to $17.2 million for the year ended December 31, 2002. The cash used by financing activities was for the scheduled repayments of the Company’s short-term and long-term debt obligations. $2.6 million of the net $22.0 million 2003 amount, was the excess cash payment due under the Company’s long-term debt agreement as a result of its financial performance during 2002.

The Company has the following major contractual cash obligations as of December 31, 2003 (at December 31, 2003 exchange rates):

Cash Payments Due by Period

(in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4–5 Years	After 5 Years
Long Term Debt	$116,588	25,749	53,256	37,583	—
Operating Leases	3,949	741	1,553	1,655	—
Construction Commitments	2,408	2,083	325	—	—

Total	$122,945	28,573	55,134	39,238	—

The Company’s ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and demand for fixed line telecommunications services. Under the Company’s Debt Agreement, the Company must maintain certain levels of earnings before interest, foreign exchange gains/losses, taxes, depreciation and amortization (“EBITDA”) and cash flow in order to comply with its debt covenant ratios as set out in the Debt Agreement. Until March 31, 2002, the ratios were calculated based on the Company’s U.S. dollar consolidated financial statements. Effective June 30, 2002, the ratios are calculated based on the Company’s U.S. dollar consolidated financial statements translated into euros. This exposes the Company to the possible risk of not meeting its debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of its Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While management seeks to manage the business to be in compliance with its Debt Agreement and related covenants, the Company operates in a regulated environment which is subject to many factors outside of management’s control (e.g. the government’s political, social and public policy agenda). The Company’s liquidity may also be affected by exchange rate fluctuations due to approximately 73.5% of its debt not being denominated in Hungarian forints. The Company attempts to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts.

Inflation and Foreign Currency

In May 2001, the Hungarian National Bank widened the trading band the Hungarian forint is allowed to trade within from +/- 2.25% of the mid-point of the band to +/- 15%. This widening caused the Hungarian forint to initially appreciate in value against the euro by approximately 4%. Subsequent to the band widening, and without any notice, in June 2001 the Hungarian National Bank lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. This lifting of all remaining foreign exchange restrictions caused much interest by foreign investors in Hungarian State bonds and caused the Hungarian forint to begin appreciating against the euro and U.S. dollar. During 2002, with high real interest rates, the Hungarian forint continued its appreciation against the euro and U.S. dollar that began in the summer of 2001. The strength of the Hungarian forint was welcomed by the Hungarian National Bank, as it allowed Hungary to keep with its inflation targets. The appreciation of the Hungarian forint caused the Company to experience large unrealized foreign exchange gains, related to the re-measurement of the Company’s euro and U.S. dollar denominated debt during 2001 and 2002. During the first quarter of 2003, the Hungarian forint depreciated against the euro and U.S. dollar and caused the Company to record a $3.3 million net foreign exchange loss. In June 2003, the Hungarian National Bank, in consultation with the Government, moved the mid-point of the trading band, which immediately devalued the Hungarian forint by 2.26%, and caused confusion and uncertainty within the financial markets. Subsequent to the moving of the mid-point, the Hungarian National Bank raised interest rates 3%, which further confused the financial markets. Due to the abrupt change in Hungarian National Bank policy, from encouraging a strong currency to seeking a slightly less strong currency, and the financial market reactions thereto, volatility of the Hungarian forint increased. At the end of November 2003, the Hungarian National Bank increased interest rates by another 3% to defend the Hungarian forint against foreign currencies. The Hungarian National Bank attributed its decision to the high budgetary deficit, but private consumption had also increased heavily in Hungary so that foreign funds were necessary to finance the deficits. The foreign exchange loss recognized by the Company for the year ended December 31, 2003, principally reflects the 10% devaluation of the Hungarian forint against the euro between January 1 and December 31, 2003, being partially offset by an 8% appreciation of the Hungarian forint against the U.S. dollar compared to December 31, 2002. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Market Risk Exposure.”

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

Prospective Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. SAB 104 revises or rescinds certain SAB guidance in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations relating to revenue recognition. This bulletin is effective immediately. The Company’s current revenue recognition policies comply with SAB 104.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 86% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. The Company is also exposed to exchange rate risk insofar as the Company has debt obligations in currencies other than the functional currency of its Hungarian subsidiary. The Hungarian forint/euro exchange rate went from 235.90 as of December 31, 2002 to 262.23 as of December 31, 2003, an approximate 10% depreciation in value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate went from 225.16 as of December 31, 2002 to 207.92 as of December 31, 2003, an approximate 8% appreciation in value of the Hungarian forint versus the U.S. dollar.

The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. If a 1% change in the BUBOR interest rate were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s December 31, 2003 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.6 million annually based upon the Company’s December 31, 2003 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s December 31, 2003 debt level.

Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by approximately $3.2 million, based upon the Company’s December 31, 2003 debt level. If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company’s foreign exchange rate gain would increase or decrease by approximately $1.3 million based on Hungarotel’s U.S. dollar denominated borrowings from HTCC as of December 31, 2003. Any increase or decrease in the Company’s euro and U.S. dollar denominated debt will also give rise to unrealized foreign exchange gains or losses in the Company’s statement of income.

The Company policy is to consider utilizing foreign currency forward contracts or purchases of foreign currencies in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company’s long-term debt obligations. Forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The Company did not have any open foreign currency forwards at December 31, 2003. Company policy requires that counterparties to the Company’s foreign currency forward contracts be substantial and creditworthy multinational commercial banks, which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

Item 8. Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of December 31, 2003. Based on this evaluation such officers concluded that that the Company’s disclosure controls and procedures are effective to ensure that the Company is able to record, process, summarize and report the information that the Company is required to disclose in the reports that the Company files with, or submits to, the SEC within the required time periods. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Board of Directors of the Company has adopted a Code of Ethics that applies to the Company’s principal executive officer and senior financial officers. There is incorporated in this Item 10 by reference the information appearing under the captions “Election of Directors—Current Directors and Nominees for Director,” “—Committees and Meetings of the Board of Directors” and “—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference the information appearing under the caption “Election of Directors” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference the information appearing under the captions “Introduction—Stock Ownership of Certain Beneficial Owners,” “—Potential Changes in Control,” and “—Stock Ownership of Management” and “Proposal to Approve the Hungarian Telephone and Cable Corp. 2004 Long-Term Incentive Plan—Equity Compensation Plan Information,” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year. Under the Company’s two existing stock option plans, there were 552,955 unoptioned shares available from such stock option plans for the granting of options at the beginning of the year and 498,126 unoptioned shares available from such stock plans for the granting of options at the end of the year

Item 13. Certain Relationships and Related Transactions

There is incorporated in this Item 13 by reference the information appearing under the caption “Election of Directors—Certain Relationships and Related Transactions” and “—Indebtedness of Management” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference the information appearing under the caption “Ratification of the Appointment of Auditors—Fees to Independent Auditors for 2003 and 2002” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) List of Financial Statements

Reference is made to the index on page F-1 for a list of all financial statements filed as part of this Form 10-K.

(a)(2) List of Financial Statement Schedules

Reference is made to the index on page F-1 for a list of all financial statement schedules filed as part of this Form 10-K.

(a)(3) List of Exhibits

Exhibit Number	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession (None)

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on January 31, 2001 (File #333-54688) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference

4.1	Certificate of Incorporation and By-laws of the Registrant (see exhibits 3(i) and 3(ii))

4.2	Certificate of Designation of Series A—Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

9	Voting trust agreement (None)

10	Material contracts:

10.1	Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Raba-Com Rt., filed as Exhibit 10(y)(y) to the Registrant’s Current Report on Form 8-K for February 28, 1994 (Registrant File #1-11484) and incorporated herein by reference

10.2	Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Kelet-Nógrád Com Rt., filed as Exhibit 10(z)(z) to the Registrant’s Current Report on Form 8-K for February 28, 1994 (Registrant File #1-11484) and incorporated herein by reference

10.3	English translation of Amended and Restated Concession Contract between Pápa és Térsége Telefon Koncessziós Rt. And the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996, filed as Exhibit 10.78 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.4	English translation of Amended and Restated Concession Contract between Hungarotel Távközlesi Rt. And the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Oroshaza), filed as Exhibit 10.79 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.5	English translation of Amended and Restated Concession Contract between Hungarotel Távközlesi Rt. And the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Bekescsaba), filed as Exhibit 10.80 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.6	Non-Employee Director Stock Option Plan, as amended as of March 23, 2001, filed as Exhibit 10.6 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference (Compensatory Plan)

10.7	2002 Incentive Stock Option Plan of the Registrant, as amended as of May 22, 2002, filed as Exhibit 10.7 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference (Compensatory Plan)

10.8	Employment Agreement dated as of March 17, 2003 between the Registrant and Ole Bertram, filed as Exhibit 10.8 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference (Management Contract)

10.9	Form of Warrant to Purchase Common Stock of Hungarian Telephone and Cable Corp., dated as of May 12, 1999, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.10	Form of Amended and Restated Unsecured Notes issued by Hungarian Telephone and Cable Corp. to Ashmore Investment Management dated October 10, 2003 and terms and conditions

10.11	EUR 130 million Senior Secured Debt Facility dated April 11, 2000 among Hungarian Telephone and Cable Corp. And its subsidiaries; Citibank N.A. and Westdeutsche Landesbank Girozentrale, as arrangers; Citibank International PLC as facility agent; and Citibank Rt. As Security Agent, filed as Exhibit 10.32 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.12	Security Deposit Agreement dated April 11, 2000 among Hungarian Telephone and Cable Corp. As Depositor; Citibank Rt., as Depositee and Security Agent; and Hungarotel Távközlesi Rt., Rába Com. Rt., Pápa és Térsége Telefon Koncessziós Rt., and Kelet-Nógrád Com Rt., as Countersignors, filed as Exhibit 10.34 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.13	Security Deposit Agreement dated April 11, 2000 among HTCC Consulting Rt., as Depositor; Citibank Rt., as Depositee and Security Agent; and Hungarotel Távközlesi Rt., Rába Com. Rt., Pápa és Térsége Telefon Koncessziós Rt., and Kelet-Nógrád Com Rt., as Countersignors, filed as Exhibit 10.35 to the Registrant’s Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.14	Amendment No.1 to the Senior Secured Debt Facility Agreement between the Registrant and its Subsidiaries and Citibank International PLC as Facility Agent dated November 9, 2001 filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

10.15	Termination and Release Agreement dated as of July 26, 1996 between the Registrant and Robert Genova filed as Exhibit 10.62 to the Registrant’s Current Report on Form 8-K for July 26, 1996 and incorporated herein by reference

10.16	Employment Agreement dated as of January 2, 2003 between the Registrant and Peter T. Noone, filed as Exhibit 10.17 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference (Management Contract)

10.17	Employment Agreement dated as of August 1, 2002 between the Registrant and William T. McGann, filed as Exhibit 10.18 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference (Management Contract)

11	Statement re computation of per share earnings (not required)

12	Statement re computation of ratios (not required)

13	Annual report to security holders (not required)

14	Code of Ethics

16	Letter re change in certifying accountant (not required)

18	Letter re change in accounting principles (None)

21	Subsidiaries of the Registrant, filed as Exhibit 21 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

23	Consent of KPMG Hungaria Kft.

24	Powers of Attorney

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

(b) Reports on Form 8-K

On November 14, 2003, the Registrant filed a report on Form 8-K furnishing under Item 12 “Results of Operations and Financial Condition” its Press Release dated November 14, 2003 announcing the Registrant’s 3rd quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 29, 2004.

HUNGARIAN TELEPHONE AND CABLE CORP.
(Registrant)

By	/s/ Ole Bertram
Ole Bertram
President and Chief Executive Officer,
Director

Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of March 29, 2004.

Signature/Name	Title

/s/ William T. McGann William T. McGann	Treasurer and Controller (Principal Accounting Officer; Principal Financial Officer)

Daryl A. Ferguson* Daryl A. Ferguson	Director, Co-Chairman of the Board

Thomas Gelting * Thomas Gelting	Director

Torben V. Holm * Torben V. Holm	Director, Co-Chairman of the Board

John B. Ryan* John B. Ryan	Director

William E. Starkey* William E. Starkey	Director

Leonard Tow * Leonard Tow	Director

* The undersigned by signing his name hereto, does hereby execute this Report on Form 10-K pursuant to powers of attorney filed as exhibits to this report.

By:	/s/ Peter T. Noone
Peter T. Noone
Attorney-In-Fact

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Index to Consolidated Financial Statements and Financial Statements Schedules

The following information is included on the pages indicated:

Independent Auditors’ Report

The Board of Directors and Stockholders

Hungarian Telephone and Cable Corp.

We have audited the accompanying consolidated balance sheets of Hungarian Telephone and Cable Corp. and its subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statements Schedules I and II as listed in the accompanying index. These consolidated financial statements and financial statements schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and its subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statements Schedules I and II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG HUNGÁRIA KFT.

Budapest, Hungary

March 12, 2004

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands, except share data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$21,191	13,922
Restricted cash	12	22
Accounts receivable, net of allowance of $2,705 in 2003 and $2,256 in 2002	6,474	5,646
Current deferred tax asset	2,714	1,398
Other current assets	3,622	4,016

Total current assets	34,013	25,004
Property, plant and equipment, net	120,258	118,721
Goodwill, net of accumulated amortization of $3,170 in 2003 and $2,927 in 2002	8,727	7,923
Other intangibles, net of accumulated amortization of $2,540 in 2003 and $2,083 in 2002	4,407	4,289
Deferred costs	3,598	5,709
Deferred tax asset	3,291	4,369
Other assets	2,262	3,044

Total assets	$176,556	169,059

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$21,929	18,872
Excess cash amounts due under long-term debt agreement	3,820	2,525
Accounts payable	2,263	1,304
Accruals	2,803	4,099
Other current liabilities	2,280	2,052
Due to related parties	493	386

Total current liabilities	33,588	29,238
Long-term debt, excluding current installments	90,839	102,165
Deferred credits and other liabilities	5,770	7,808

Total liabilities	130,197	139,211

Commitments and Contingencies
Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2003 and 2002	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,230,670 shares in 2003 and 12,103,180 shares in 2002	12	12
Additional paid-in capital	145,616	144,778
Accumulated deficit	(119,548)	(131,917)
Accumulated other comprehensive income	20,279	16,975

Total stockholders’ equity	46,359	29,848

Total liabilities and stockholders’ equity	$176,556	169,059

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2003, 2002 and 2001

(In thousands, except share and per share data)

	2003	2002	2001
Telephone services revenues, net	$59,609	52,182	45,236

Operating expenses:
Operating and maintenance expenses	21,586	18,947	17,506
Depreciation and amortization	11,253	10,149	9,390

Total operating expenses	32,839	29,096	26,896

Income from operations	26,770	23,086	18,340
Other income (expenses):
Foreign exchange (losses) gains, net	(5,665)	8,028	5,308
Interest expense	(9,127)	(10,383)	(13,557)
Interest income	1,303	1,013	1,337
Other, net	(296)	108	(329)

Net income before income taxes	12,985	21,852	11,099
Income tax (expense) benefit:
Current	(372)	—	—
Deferred	(137)	5,489	—

Net income	$12,476	27,341	11,099
Cumulative convertible preferred stock dividends (in arrears)	(107)	(107)	(107)

Net income attributable to common stockholders	12,369	27,234	10,992
Foreign currency translation adjustment	3,304	2,176	147

Total comprehensive income	$15,673	29,410	11,139

Earnings per common share—basic:
Net earnings	$1.02	2.25	0.91

Earnings per common share—diluted:
Net earnings	$0.97	2.17	0.89

Weighted average number of common shares outstanding:
Basic	12,180,875	12,103,180	12,099,996

Diluted	12,824,052	12,596,661	12,523,158

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2003, 2002 and 2001

(In thousands, except share data)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2000	12,087,179	$12	—	144,601	(170,143)	14,652	$(10,878)
Exercise of options and preemptive rights	16,001	—	—	114	—	—	114
Modification of option terms	—	—	—	(9)	—	—	(9)
Cumulative convertible preferred stock dividends (in arrears)	—	—	—	—	(107)	—	(107)
Net income	—	—	—	—	11,099	—	11,099
Foreign currency translation adjustment	—	—	—	—	—	147	147

Balances at December 31, 2001	12,103,180	$12	—	144,706	(159,151)	14,799	$366
Modification of option terms	—	—	—	72	—	—	72
Cumulative convertible preferred stock dividends (in arrears)	—	—	—	—	(107)	—	(107)
Net income	—	—	—	—	27,341	—	27,341
Foreign currency translation adjustment	—	—	—	—	—	2,176	2,176

Balances at December 31, 2002	12,103,180	$12	—	144,778	(131,917)	16,975	$29,848
Proceeds from exercise of options	127,490	—	—	796	—	—	796
Modification of option terms	—	—	—	21	—	—	21
Stock granted as compensation	—	—	—	21	—	—	21
Cumulative convertible preferred stock dividends (in arrears)	—	—	—	—	(107)	—	(107)
Net income	—	—	—	—	12,476	—	12,476
Foreign currency translation adjustment	—	—	—	—	—	3,304	3,304

Balances at December 31, 2003	12,230,670	$12	—	145,616	(119,548)	20,279	$46,359

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Net cash provided by operating activities	$31,209	24,175	13,577

Cash flows from investing activities:
Construction of telecommunications networks	(3,831)	(4,231)	(7,046)
Decrease (increase) in construction deposits	309	(219)	(36)
Other	70	122	37

Net cash used in investing activities	(3,452)	(4,328)	(7,045)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	796	—	114
Repayments of short-term debt	—	(3,595)	—
Repayments of long-term debt	(22,816)	(13,601)	(13,441)

Net cash used in financing activities	(22,020)	(17,196)	(13,327)

Effect of foreign exchange rate changes on cash	1,532	2,009	461

Net increase (decrease) in cash	7,269	4,660	(6,334)
Cash at beginning of year	13,922	9,262	15,596

Cash at end of year	$21,191	13,922	9,262

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

Hungarian Telephone and Cable Corp. (“HTCC” and together with its consolidated subsidiary, Hungarotel Tavkozlesi Rt. (“Hungarotel”), the “Company”) was organized on March 23, 1992 to own and manage telecommunications companies in Hungary. Hungarotel owns fixed line networks in three Operating Areas within Hungary and provides telecommunications services to customers within those areas.

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

Telephone service revenues are recognized as services are provided and are primarily derived from usage of the Company’s fixed line networks and facilities or under revenue sharing agreements with other service providers. Revenues are stated net of interconnect charges.

Connection fees and related costs are deferred and are amortized over the estimated average subscriber life of 7 years. The amortization of deferred connection fee revenue and associated direct incremental costs is included in telephone service revenues and operating and maintenance expenses, respectively.

(d)	Foreign Currency Translation

The statutory accounts of the Company’s consolidated subsidiary are maintained in accordance with local accounting regulations and are stated in local currency. Local statements are adjusted to U.S. GAAP, and then translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“SFAS 52”).

The Company uses the Hungarian forint (“HUF”) as the functional currency for its Hungarian subsidiary. Accordingly, the subsidiary’s foreign currency assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of other comprehensive income in stockholders’ equity. Foreign exchange fluctuations related to intercompany balances are included in equity if such balances are intended to be long-term in nature. At the time the Company settles such balances, the resulting gain or loss is reflected in the consolidated statement of operations. Gains and losses from foreign currency

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

transactions and the marking to market of assets or liabilities not denominated in Hungarian forints are included in operations in the period in which they occur.

The translation of the subsidiary’s forint denominated balance sheet into U.S. dollars, as of December 31, 2003, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 225.16 as of December 31, 2002, to 207.92 as of December 31, 2003, an approximate 8% appreciation in value. The average Hungarian forint/U.S. dollar exchange rate used for the translation of the subsidiary’s forint denominated income statement and statement of cash flows into U.S. dollars, for the years ended December 31, 2003, 2002 and 2001 was 224.34, 257.89 and 286.49, respectively.

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

The Company follows the provisions of Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) continue to be amortized over their estimated useful lives, which are no longer limited to a maximum of 40 years.

The Company recorded amortization expense related to goodwill of approximately $400,000 for the year ended December 31, 2001. Excluding the effects of the 2001 recorded amortization expense, pro-forma net income attributable to common stockholders would have been $11.4 million, or $0.94 per share, or $0.92 per share on a diluted basis, for the year ended December 31, 2001. The adoption of SFAS 142 has eliminated the goodwill charge since 2002. Intangible assets, which consist of concession rights, have finite lives and continue to be amortized over the twenty-five year concession period using the straight-line method.

During 2002 and 2003, the Company performed the required SFAS No. 142 impairment test, with respect to goodwill. The first step of this test requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. If the current fair value is less than the carrying value, then the Company will perform the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current value of the goodwill, and to record any excess as an impairment. Based

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

upon the results, the Company concluded that there is no impairment of the carrying value of goodwill reported in its financial statements for the years ended December 31, 2003 and 2002.

(i)	Stock Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” in measuring compensation cost for stock based compensation awards, and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method, as defined in SFAS No. 123, had been applied.

The Company applies APB Opinion No. 25 and related interpretations in measuring compensation cost under its stock based compensation plans. As a result of a modification to the options of a former employee, the Company has recognized compensation expense of $21,000 and $72,000 in 2003 and 2002, respectively, while in 2001, the Company recognized a benefit of $9,000. The exercise price of all remaining options has equaled or exceeded the fair market value of the Company’s common stock price at the respective grant dates and therefore, no compensation expense has been recognized by the Company. Had the Company determined compensation cost for options issued under the plans based on the fair value at the grant date in conformity with SFAS No. 123, the Company’s net pro forma earnings and earnings per share would have been as follows:

	2003	2002	2001
	(in thousands)
Earnings As reported	$12,476	$27,341	$11,099
Plus: stock-based compensation expense (benefit) included in reported earnings	21	72	(9)
Less: stock-based compensation expense determined under fair-value method	(897)	(635)	(548)

Pro forma	$11,600	$26,778	$10,542

Earnings per share—Basic:
As reported	$1.02	$2.25	$0.91
Pro forma	$0.95	$2.20	$0.86
Earnings per share—Diluted:
As reported	$0.97	$2.17	$0.89
Pro forma	$0.90	$2.13	$0.84

(j)	Income Taxes

Deferred tax assets and liabilities, net of valuation allowances, are recognized for the future tax consequences attributable to operating loss and tax credit carry-forwards, and differences between

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

The Company’s Hungarian subsidiary is entitled to a 60% reduction in the income tax rate for the five year period ended December 31, 2003.

(k)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company follows the provisions of SFAS No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting method for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The Company evaluates the carrying value of long-lived assets to be held and used, including goodwill, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the estimated costs of disposal.

(l)	Fair Value of Financial Instruments and Foreign Exchange Financial Instruments

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

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(m)	Earnings Per Share

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

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the years ended December 31:

($ in thousands, except share data)	2003	2002	2001
Net income attributable to common stockholders (A)	$12,369	$27,234	$10,992
plus: preferred stock dividends	107	107	107

Net income (B)	$12,476	$27,341	$11,099

Determination of shares:
Weighted average common shares outstanding—basic (C)	12,180,875	12,103,180	12,099,996
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	643,177	493,481	423,162

Weighted average common shares outstanding—diluted (D)	12,824,052	12,596,661	12,523,158
Earnings per common share:
Basic (A/C)	$1.02	$2.25	$0.91
Diluted (B/D)	$0.97	$2.17	$0.89

For the years ended December 31, 2003, 2002 and 2001, 2,550,000, 2,624,400 and 2,874,400 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the year.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(2)	Cash and Cash Equivalents

(a)	Cash

At December 31, 2003, cash of $1,781,000 comprised the following: $234,000 on deposit in the United States, and $1,547,000 on deposit with banks in Hungary, consisting of $42,000 denominated in U.S. dollars, the equivalent of $7,000 denominated in euros and the equivalent of $1,498,000 denominated in Hungarian forints.

(b)	Cash Equivalents

Cash equivalents amounted to approximately $19,410,000 at December 31, 2003 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell which mature within three months.

(3)	Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2003 and 2002 are as follows:

	2003	2002	Estimated Useful Lives
	(in thousands)
Land and Buildings	$9,452	8,282	25 to 50 years
Telecommunications equipment	180,329	163,215	3 to 25 years
Other equipment	8,874	7,909	3 to 7 years
Construction in progress	353	1,330

	199,008	180,736
Less: accumulated depreciation	(78,750)	(62,015)

	$120,258	118,721

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(4)	Long-term Debt

Long-term debt at December 31, 2003 and 2002 consists of the following:

	2003	2002
	(in thousands)
Loan payable, interest at EURIBOR + applicable margin (3.64% at December 31, 2003), payable in 14 semi-annual installments beginning June 30, 2001 with final payment due December 31, 2007; EUR 51,404,000 outstanding at December 31, 2003	$64,831	67,873

Loan payable, interest at BUBOR + applicable margin (14.10% at December 31, 2003), payable in 14 semi-annual installments beginning June 30, 2001 with final payment due December 31, 2007; HUF 6,418,160,000 outstanding at December 31, 2003	30,869	35,924

Notes payable, interest at USD LIBOR + 3.5% (4.77% at December 31, 2003), due March 31, 2007 (less unamortized discount based on imputed interest rate of 5%—$4,112,000 in 2003; $5,235,000 in 2002)	20,888	19,765

Total long-term debt	$116,588	123,562
Less current installments and excess cash amounts due	25,749	21,397

Long-term debt, excluding current installments and excess cash amounts due	$90,839	102,165

The aggregate amounts of maturities of long-term debt for each of the next four years, and in aggregate thereafter, at December 31, 2003 exchange rates, are as follows: 2004, $25,759,000; 2005, $25,062,000; 2006, $28,194,000; 2007, $37,573,000 and $0 thereafter.

The outstanding loan payable is governed by a Senior Secured Debt Facility Agreement (the “Debt Agreement”) entered into in 2000, under which principal is repayable semi-annually on each June 30 and December 31 beginning on June 30, 2001 and ending on December 31, 2007. The loan payable was drawn down in two currencies: euro and Hungarian forint. The portion of the loan denominated in euros accrues interest at the rate of the Applicable Margin (defined below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The portion of the loan denominated in Hungarian forints accrues interest at the rate of the Applicable Margin (defined below) plus the BUBOR rate for the applicable interest period. The BUBOR rate is the percentage rate per annum determined according to the rules established by the Hungarian Forex Association and published by the National Bank of Hungary for the applicable interest period. The applicable interest period for the loan denominated in euros can be one, three or six months. The applicable interest period for the loan denominated in Hungarian forints can be one or three months. Interest is payable at the end of each interest period. The Applicable Margin was initially 1.75% and has been adjusted to 1.50% in 2003. The Applicable Margin may be adjusted downward further to a minimum of 1.30%, subject to the financial performance of the Company as measured by the ratio of the Company’s senior debt to its earnings before interest, taxes, depreciation and amortization (“EBITDA”). Dependent on its cash flow, the Company is required to prepay up to the equivalent of $25 million. The amount of the prepayment in any year shall be at least 50% of the Company’s excess cash flow, if any, for the previous financial year as defined in the

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Debt Agreement. The prepayment amount is due within 15 days of the publication of each annual Form 10-K filing. As of December 31, 2003, the equivalent of $2.6 million (at historical exchange rates) of the $25 million required excess cashflow prepayment, has been prepaid. Based upon the Company’s financial performance during 2003, an excess cash flow prepayment of $3,820,000 at December 31, 2003 exchange rates will be made in April 2004. This amount has been included as a current liability in the Company’s balance sheet as of December 31, 2003.

The Company paid an arrangement fee in the amount of EUR 2,665,000 (approximately $2,508,000 at April 20, 2000 exchange rates), which is included in other assets along with other direct costs incurred in obtaining the Debt Agreement, and is being amortized over the term of the related debt. In addition, an annual agency fee in the amount of $60,000 is paid.

The Company utilizes foreign currency forward contracts or purchases foreign currencies in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company’s long-term debt obligations. The Company did not have any open foreign currency forward contracts at December 31, 2003 or 2002.

The Company has entered into a series of agreements to secure all of the Company’s obligations under the Debt Agreement pursuant to which the Company has pledged all of its intangible and tangible assets, including HTCC’s ownership interests in its subsidiary, and its real property. The Company is subject to restrictive covenants, including restrictions regarding the ability of the Company to pay dividends, borrow funds, merge and dispose of its assets. The Debt Agreement contains customary representations and warranties and customary events of default, including those related to a change of control, which would trigger early repayment of the balance under the Debt Agreement. If, prior to the Trigger Date (the date on which for the prior two fiscal quarters the Company’s debt to EBITDA ratio is less than 2.5 to 1), TDC A/S sells any of the shares of the Company’s Common Stock that it currently owns such that its shareholding is no longer at least 30.1% of the Company’s outstanding Common Stock, then an event of default shall have occurred. As of December 31, 2003, TDC A/S owns a total of 31.6% of the outstanding common stock. Following the Trigger Date, TDC A/S can only transfer its shares with the prior written consent of banks holding at least 66.7% of the Company’s outstanding debt under the Debt Agreement without triggering an event of default under the Debt Agreement.

In May 1999, the Company issued notes, in an aggregate amount of $25 million with detachable warrants (the “Warrants”). The Notes accrue interest, which is payable semi-annually, at the USD LIBOR rate applicable for the six month interest period plus 3.5% (4.77% at December 31, 2003). The Notes which mature in 2007, are transferable. The Warrants enable the warrant holder to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $10 per share. The exercise period commences on January 1, 2004 and terminates on March 31, 2007. The fair value of the warrants amounted to $8.8 million and was credited to additional paid-in capital, with the offsetting charge being accounted for as a discount on the Notes. The fair value of the warrants was determined using the Black-Scholes Option valuation model. The unamortized discount on the notes at December 31, 2003 was approximately $4.1 million, and is reflected as a reduction of the carrying amount of the Notes. The Company had the right to terminate the Warrants in full or proportionately prior to January 1, 2004 provided that the Company (i) repaid a proportionate amount of the outstanding principal on the Notes to the holders of such Notes and (ii) paid an additional 7.5% of the aggregate principal amount of the Notes repaid concurrently with the termination of the Warrants to the holders of the Warrants. The Company did not exercise its termination right related to the warrants.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(5)	Deferred Credits and Other Liabilities

Included in deferred credits and other liabilities at December 31, 2003 and 2002, is $3,598,000 and $5,709,000, respectively, of connection fee revenues, from current and prior years, which have been deferred. Similar amounts, representing the associated deferred costs, are included in deferred costs at December 31, 2003 and 2002.

(6)	Income Taxes

The income before income taxes by tax jurisdiction for the years ended December 31 was as follows:

(in thousands)	2003	2002	2001
(Loss) Income before income taxes:
United States	$(636)	$328	$798
Hungary	13,621	21,524	10,301

Total income before income taxes	$12,985	$21,852	$11,099

The income tax expense (benefit) is attributable to income/loss from continuing operations and consists of the following for the years ended December 31 as follows:

(in thousands)	2003	2002	2001
Current tax expense (benefit):
United States	$—	$—	$—
Hungary	372	—	—

Total Current tax expense (benefit)	$372	$—	$—

Deferred tax expense (benefit):
United States	$350	$(1,050)	$—
Hungary	(213)	(4,439)	—

Total Deferred tax expense (benefit)	$137	$(5,489)	$—

Total income tax expense (benefit)	$509	$(5,489)	$—

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The statutory U.S. Federal tax rate for the years ended December 31, 2003, 2002 and 2001 was 35% and the Hungarian corporate income tax rate for the years ended December 31, 2003, 2002 and 2001 was 18%. Effective January 1, 2004, the Hungarian corporate income tax rate was reduced to 16%. For Hungarian corporate income tax purposes, Hungarotel is entitled to a 60% reduction in the income tax rate for the five year period ending December 31, 2003. A reconciliation of income tax expense at the Hungarian statutory income tax rate to actual income tax expense (benefit) for the years ended December 31 is as follows:

(in thousands)	2003	2002	2001
Income tax expense “expected” at Hungarian statutory rate of 18%	$2,337	$3,933	$1,998
Benefit of reduced tax rate	(1,490)	(2,344)	(1,112)
Utilization of net operating loss carryforwards not previously recognized	—	(1,762)	(1,022)
Net operating loss carryforwards not previously recognized	(1,610)	—	—
Foreign tax differential	(108)	56	136
Non-deductible expenses	30	117	—
Tax expense attributable to prior years	372	—	—
Effective change in tax rate	374	—	—
Change in valuation allowance	638	—	—
Other	(34)	—	—
Release of deferred tax valuation allowance	—	(5,489)	—

Income tax expense (benefit)	$509	$(5,489)	$—

For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 2003 of approximately $27,683,000 which expire as follows: 2010, $4,495,000; 2011, $6,328,000; 2012, $3,458,000; 2018, $1,925,000; and 2019, $11,477,000. As a result of various equity transactions, management believes the Company experienced an “ownership change” in 1999, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss, although it may defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

For Hungarian corporate income tax purposes, the Hungarian subsidiaries have unused net operating loss carryforwards at December 31, 2003, at current exchange rates, of approximately $24,630,000. Of this amount, $10,338,000 may be carried forward indefinitely while $5,394,000 may be carried forward until 2005, and $8,898,000 until 2006.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,630	13,924
Accrued stock compensation	1,467	1,467
Accrued interest expense	2,460	2,067
Fixed asset revaluation for tax	5,158	5,602
Other	1,906	1,874

Total gross deferred tax assets	24,621	24,934
Less: valuation allowance	(13,047)	(12,409)

Net deferred tax assets	11,574	12,525

Deferred tax liabilities:
Accrued termination benefits	(346)	(346)
Deferred income on fixed asset revaluation	(2,006)	(2,917)
Other	(772)	(783)
Accrued foreign exchange rate gain	(2,445)	(2,712)

Total gross deferred tax liabilities	(5,569)	(6,758)

Net deferred tax assets	$6,005	5,767

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and loss carryforwards are deductible. Determining the level of future taxable profits is inherently subjective and, to the extent that the Company’s actual results differ from the forecasts, the asset may not be recovered. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deferred tax assets, net of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the future periods are reduced. Management considers projected future taxable income and tax planning in making these assessments. During 2003, the valuation allowance increased by $638,000, while during 2002 the valuation allowance decreased by $10,937,000.

(7)	Commitments and Contingencies

(a)	Concession Agreements

The Company has concession agreements with the Information and Communications Ministry (the “IC Ministry”), as successor to the Prime Minister’s Office and to the Ministry of Transportation, Telecommunications and Water Management ), to own and operate local public telephone networks in five concession areas in Hungary. Each of the concession agreements is for a term of 25 years, ending in 2019, and provided for an eight-year exclusivity period up to November 2002. Currently, the Company is in the process of negotiating with the IC Ministry on the mutual termination or

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

amendment of the concession agreements, as these are not compatible with the liberalized telecommunications market following the introduction of Act XL of 2001 on Communications (the “2001 Communications Act”), subsequently replaced by Act C of 2003 on Electronic Communications.

(b)	Annual Concession Fees

The Company’s concession agreements provide for the payment by the Company of annual concession fees of between 0.1% and 2.3% of net telephone service revenues depending on the concession area. The Company accrued the annual concession fee amounts for 2001 of HUF 157 million (approximately $0.8 million at December 31, 2003 exchange rates), but as of December 31, 2003 has not paid this amount. It has neither accrued for nor paid the annual concession fees for 2002, which would total approximately HUF 142 million (approximately $0.7 million at December 31, 2003 exchange rates). The 2001 Communications Act has replaced the concession system with a notification system under which new operators may offer telecommunications services in competition with the Company in the Company’s Operating Areas merely upon notification to the Communications Authority and the payment of a nominal fee of HUF 10,000 (approximately $50 at December 31, 2003 exchange rates). A new operator would require a license if it intended to use radio frequencies, to build its own network or to allocate a number range to subscribers, but the granting of such licenses is by-and-large an administrative matter. The Company paid one-time concession fees to the Hungarian state when the concessions were originally granted and the Company expected that if, after the expiration of the eight-year exclusivity periods, the state were to grant new operators rights to compete against the Company in its Operating Areas, such rights would have been granted following a tender, with the new operators having to pay a more than nominal fee for the rights in the same manner that the Company originally paid for its concessions.

The concession agreements contain an equal treatment clause that explicitly states that the Minister should not treat the concession company in an unequal or prejudicial manner compared to other telecommunications companies. The Company believes that the move from the concession system to the notification system, a system in which there are effectively no barriers to entry, breached its legitimate expectation that the Company would continue to benefit from the one-off concession fees it paid even after the end of its exclusivity periods because any competitor would also have to make a real investment in the form of the tender fee or similar fee in order to compete.

Pending the outcome of the current negotiations on the mutual termination or amendment of the concession agreements, the Company has thus far withheld the payment of the concession fees for 2001.

For 2002, the Company believes that it is not required to pay concession fees at all. In addition to the local loop unbundling obligations, the 2001 Communications Act imposed universal service obligations on the Company. These universal service obligations are now incorporated in a Universal Service Agreement between the Company and the IC Ministry.

The link between the end of the concession agreements and the coming into force of the universal service obligations is recognized by Section 106(5) of the 2001 Communications Act, which states that “In connection with the amendment of concession agreements to ensure the provision of the universal service, the Minister may, in justified cases, reduce the concession fee payment liability or release service providers therefrom, and, in parallel with the conclusion of the universal service agreement, may initiate the termination of the concession contract by mutual agreement”.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The Universal Services Agreement provides for the parties to commence negotiations within 30 days of the execution of the Universal Service Agreement regarding the amendment or cancellation of the concession contract provisions remaining in force. These negotiations are currently in progress. The Company believes that the request from the IC Ministry to pay the annual concession fees for (a) 2001 is subject to a counterclaim by the Company arising as a result of the State replacing the concession system with the notification system and (b) 2002 is based on groundless arguments and is a breach of the equal treatment clause (referred to above) in the concession agreements.

Accordingly, the Company believes that it is unlikely that the IC Ministry will be able to successfully enforce the claim in respect of the annual concession fees for 2002.

(c)	Service Quality Criteria

The Universal Services Agreement provides for certain performance criteria, including deadlines for installing subscriber access, error response times and voice and date transfer quality. The performance parameters are detailed in the Universal Services Agreement and failure to meet them will result in a financial penalty linked to the degree of the failure in each case. As in the case of the performance requirements contained in the concession agreements, the Company believes it has fulfilled the performance requirements thus far, and will continue to do so, in all material respects. In addition to the above, if the Company ceases to fulfill its obligations under the Universal Services Agreement for unlawful reasons for which it is responsible, a fixed penalty of HUF 150 million (approximately $0.7 million at December 31, 2003 exchange rates) would be payable per geographical area per occasion by the Company.

(d)	Hungarian Ownership

The Company’s concession agreements stipulated that by June 3, 2003, Hungarian ownership in Hungarotel consist of at least 25% plus one share. The IC Ministry has not sought to enforce this provision given the impracticality of the ownership requirement. Furthermore, the 2001 Communications Act does not have any Hungarian ownership requirement. In light of this and the Company’s negotiations with the IC Ministry to amend or terminate the Concession Contracts, the Company believes that there will be no Hungarian equity ownership requirements. In the event that the IC Ministry does not change the present Hungarian ownership requirements or adopts new Hungarian ownership requirements, which the Company does not expect, the Company will formulate plans to meet any such Hungarian ownership requirements although there can be no assurance that the Company will be able to increase the Hungarian ownership in a manner sufficient to comply with such requirements in the future.

(e)	Construction Commitments

The Company has a long-term frame contract with Siemens which provides for the continued expansion of a local telephone network and the addition of new subscribers in one of its Operating Areas. $1.7 million (at December 31, 2003 exchange rates) of this contract remains to be spent.

The Company has signed agreements with two of its network equipment suppliers to upgrade its telephone exchange software in order for the Company to introduce new services and comply with the new Telecommunications Act in Hungary. The project is expected to be completed during 2004 in the amount of approximately $0.7 million (at December 31, 2003 exchange rates).

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(f)	Leases

The Company and its subsidiaries lease office and other facilities in the United States and Hungary, which require minimum annual rentals. Rent expense under operating lease agreements for the years ended December 31, 2003, 2002 and 2001, was $726,000, $411,000 and $296,000, respectively, and is included in operating and maintenance expenses. Lease obligations for each of the next five years are as follows (at December 31, 2003 exchange rates): 2004, $741,000; 2005, $764,000; 2006, $789,000; 2007, $815,000; and 2008, $841,000.

(g)	Legal Proceedings

During 1996 and 1997, Hungarotel entered into several construction contracts with a Hungarian contractor, which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. By January 1998, it became clear to Hungarotel that there were problems with the work undertaken by the contractor and Hungarotel rejected invoices in the amount of approximately HUF 700 million (approximately $3.4 million at December 31, 2003 exchange rates) for, among other reasons, the contractor’s failure to meet the contractual capacity requirements and breaches of warranties regarding the quality of work. The contractor subsequently sought payment under separate invoices in the amount of approximately $24 million at historical exchange rates, which Hungarotel disputes because of quantity and quality issues. During 1998, the Company and the contractor engaged in settlement discussions in order to resolve these issues but were unable to reach a settlement. In addition to its contractual defense and a counterclaim for breach of contract by the contractor, amounting to approximately $31 million, at historical exchange rates, Hungarotel acquired a claim of HUF 4.0 billion against the contractor in 1999, following a series of transactions with the contractor’s major creditor. Against this HUF 4.0 billion, Hungarotel offset the amount of HUF 900 million in respect of invoices from the contractor to Hungarotel that were accepted but unpaid. The remaining HUF 3.1 billion net claim (approximately $14.9 million at December 31, 2003 exchange rates) serves as security in the event the contractor commences proceedings against Hungarotel.

In July 2001, the contractor filed a lawsuit challenging certain transactions between the contractor’s creditor and the Company. In September 2003, the Metropolitan Court in Budapest dismissed the contractor’s claim. In January 2004, the Hungarian Court of Appeal affirmed the Metropolitan Court’s dismissal. The contractor has until late April 2004 to file a request with the Hungarian Supreme Court to review the appellate court’s decision.

In December 1999, a debt collection company initiated debt collection proceedings against the Hungarian contractor for non-payment of various debts. In June 2000, the debt collection company claimed the benefit of certain invoices that the contractor had issued to Hungarotel in the amount of HUF 455 million (approximately $2.2 million at December 31, 2003 exchange rates), stating that the contractor had assigned those invoices to it “as security” in the debt collection proceedings. Hungarotel rejected the debt collection company’s claim for, among other reasons, the absence of a right by the contractor to assign the invoices and that, in any event, Hungarotel has a substantive defense and counterclaim on the merits to the underlying claim on the invoices. After a court hearing in November 2001, the debt collection company reduced its claim against Hungarotel to HUF 250 million (approximately $1.2 million at December 31, 2003 exchange rates) (and proportionally reduced the amount of interest claimed) because it could not substantiate the HUF 455 million claim on the basis of the contractor’s assignment agreement. At another hearing in December 2001, the court terminated the proceedings on the grounds that it had no jurisdiction to adjudicate the matter because the terms of the contract between Hungarotel and the contractor provides for disputes surrounding the contract to be resolved through arbitration proceedings. The

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

debt collection company appealed this decision to the Hungarian Supreme Court. The Hungarian Supreme Court upheld the appeal and ordered the matter be returned to the lower court. The lower court subsequently dismissed the debt collection company’s claim. During the fifteen day appeal period, the debt collection company purported to assign its claim to one of its affiliates and the affiliate then attempted to appeal the substantive decision of the lower court. The lower court refused to forward this appeal to the Court of Appeal because it did not accept the validity of the assignment by the debt collection company and the debt collection company has filed an appeal with the Court of Appeal against this refusal. The Company believes that it will prevail.

The Company and its subsidiary are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and those described above will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

(8)	Common Stock and Cumulative Convertible Preferred Stock

During the first quarter of 2001, TDC A/S exercised its preemptive rights to maintain its ownership percentage in the Company. As a result of this exercise, the Company issued 14,001 shares of the Company’s common stock in exchange for $98,000.

During 2003, a former officer exercised options to purchase 25,000 shares of common stock at $4.00 per share. Proceeds from the exercise of these options totaled $100,000.

As of December 31, 2003 and 2002, the Company had 30,000 shares of its cumulative convertible preferred stock, with a $70 liquidation value per share, outstanding. Any holder of the cumulative convertible preferred stock is entitled to receive cumulative cash dividends payable in arrears, at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may, at its option, redeem the Preferred Stock at any time. The Cumulative Convertible Preferred Stock is convertible into shares of the Company’s common stock on a one for ten basis. As of December 31, 2003 and 2002, the total arrearage on the cumulative convertible preferred stock was $493,000 and $386,000, respectively, and is included in due to related parties.

The Company has reserved 3,663,531 shares as of December 31, 2003 for issuance under stock option plans, compensation agreements, warrants and under the conversion terms applicable to its outstanding cumulative convertible preferred stock.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(9)	Stock Based Compensation

Stock Option Plans

The Company adopted a stock option plan (the “Plan”) in April 1992 which provided for the issuance of an aggregate of 90,000 stock options, which has since been increased following stockholder approval, to 1,250,000 as of December 31, 2003. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. The plan is administered by the Compensation—Stock Option Committee of the Board of Directors. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2003, 840,590 options provided for by the Plan had been granted, of which 300,590 were exercised and 540,000 remained outstanding.

During 2001, a former officer exercised options to purchase 2,000 shares of Common Stock at $8.00 per share. Proceeds from the exercise of these options totaled $16,000. During 2003, three former officers exercised options to purchase 102,490 shares of common stock: 62,500 shares were issued at $8.00 per share, 9,990 shares at $3.25 per share, and 30,000 shares at $5.46 per share. Proceeds from the exercise of these options totaled $696,000. The options exercised were issued from the Company’s stock option plan.

In 1997, the Company adopted a director stock option plan (the “Directors’ Plan”) which provides for the issuance of an aggregate of 250,000 stock options. Options granted under the Directors’ Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2003, 161,284 options provided for by the Directors’ Plan had been granted, of which 10,000 were exercised and 151,284 remained outstanding.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The Company applies APB Opinion No. 25 and related interpretations in measuring compensation cost under its stock based compensation plans, including the Directors’ Plan. As a result of a modification to the options of a former employee, the Company has recognized compensation expense of $21,000 and $72,000 in 2003 and 2002, respectively, while in 2001, the Company recognized a benefit of $9,000. The exercise price of all remaining options has equaled or exceeded the fair market value of the Company’s common stock price at the respective grant dates and therefore, no compensation expense has been recognized by the Company. Had the Company determined compensation cost for options issued under the plans based on the fair value at the grant date in conformity with SFAS No. 123, the Company’s net pro forma earnings and earnings per share would have been as follows:

	2003	2002	2001
	(in thousands)
Earnings	$12,476	$27,341	$11,099
As reported
Plus: stock-based compensation expense (benefit) included in reported earnings	21	72	(9)
Less: stock-based compensation expense determined under fair—value method	(897)	(635)	(548)

Pro forma	$11,600	$26,778	$10,542

Earnings per share—Basic:
As reported	$1.02	$2.25	$0.91
Pro forma	$0.95	$2.20	$0.86
Earnings per share—Diluted:
As reported	$0.97	$2.17	$0.89
Pro forma	$0.90	$2.13	$0.84

For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) a risk free rate of 4.30% in 2003, 5.36% in 2002 and 5.09% in 2001, (2) an expected life of 10 years for 2003 and 2002, 6 years for 2001, and (3) volatility of approximately 53% for 2003, 60% for 2000 and 76% for 2001.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The following is a summary of stock options, including those issued under the Plan and Directors’ Plan referred to above, and other compensation agreements which were granted, and exercised and that have expired for the three years ended December 31, 2003:

	Outstanding Options	Weighted Average Price
December 31, 2000	934,637	$7.60
Granted	167,271	$5.21
Exercised	(2,000)	$8.00
Expired	(240,000)	$12.77

December 31, 2001	859,908	$5.68
Granted	171,284	$4.90
Exercised	—	—
Expired	(95,000)	$9.14

December 31, 2002	936,192	$5.19
Granted	170,000	$8.06
Exercised	(127,490)	$6.23
Expired	(115,171)	$4.42

December 31, 2003	863,531	$5.70

The following table summarizes information about shares subject to outstanding options as of December 31, 2003 which were issued to current or former employees, or directors pursuant to the Plan, Directors’ Plan, employment or other agreements.

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted— Average Exercise Price	Weighted— Average Remaining Life in Years	Number Exercisable	Weighted— Average Exercise Price
453,531	$ 4.00–$ 4.86	$4.48	3.28	453,531	$4.48
220,000	$ 5.78–$ 6.78	$6.05	3.71	220,000	$6.05
190,000	$ 7.46–$ 10.89	$8.21	8.47	160,000	$7.71

863,53	$4.00–$ 10.89	$5.70	4.53	833,531	$5.51

Stock Grants

In November 1999, the Company cancelled 30,000 fully vested employee stock options with an original exercise price of $8.00 per share and an expiration date of March 31, 2003, and issued 30,000 options with like terms, except that the newly issued options were granted with an exercise price of $5.46 per share, the fair value of such options at the date of modification. As a result of this modification, the Company has recognized approximately $21,000 and $72,000 of compensation expense in 2003 and 2002, respectively, and $9,000 of compensation income in 2001. These options were exercised during 2003.

In January 2002, the Board of Directors granted to the President and CEO a stock award of 25,000 common shares for no consideration, as compensation for his services, which vested on December 31, 2003, if he was still employed by the Company. As this condition was fulfilled on December 31, 2003, the Company has recognized approximately $116,000 of compensation expense in 2003.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(10)	Foreign Exchange Rate Losses (Gains)

The Company’s foreign exchange losses (gains) arise primarily from the Company marking to market debt obligations not denominated in Hungarian forints. The foreign exchange losses for the year ended December 31, 2003 resulted primarily from the devaluation of the Hungarian forint on the Company’s average EUR 60.6 million denominated debt outstanding, partially offset by the appreciation of the Hungarian forint on the Company’s U.S. dollar 25 million denominated debt outstanding during the period. At December 31, 2003, the Hungarian forint had devalued by approximately 10% against the euro as compared to December 31, 2002, and had appreciated by 8.3% against the U.S. dollar as compared to December 31, 2002 levels. The foreign exchange gains for the year ended December 31, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 71.9 million and U.S. dollar 25 million denominated debt outstanding during the year. At December 31, 2002, the Hungarian forint had appreciated in value by 4.5% against the euro and by 23.9% against the U.S. dollar as compared to December 31, 2001. The foreign exchange gains for the year ended December 31, 2001 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 84.3 million denominated debt outstanding during that year. At December 31, 2001, the Hungarian forint had appreciated in value by 7.6% against the euro and by 2.0% against the U.S. dollar as compared to December 31, 2000.

(11)	Related Parties

Transactions entered into with certain related parties are as follows:

(a)	Transactions with TDC A/S

TDC A/S’s share ownership in the Company is 31.6% of the Company’s outstanding common stock as of December 31, 2003. TDC A/S has been granted preemptive rights to maintain its ownership percentage. There were no material transactions with TDC A/S for the years ended December 31, 2003, 2002 and 2001.

(b)	Transactions with Citizens Communications Company

As of December 31, 2003, Citizens Communications Company (“Citizens”) held 18.9% of the Company’s outstanding common stock and 100% of the Company’s outstanding cumulative convertible preferred stock. Amounts payable to related parties as of December 31, 2003 and 2002, were $493,000 and $386,000, respectively, and represent the accumulated, unpaid dividend on the Company’s cumulative convertible preferred stock.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(12)	Reconciliation of Net Income to Net Cash Provided by Operating Activities

The reconciliation of net income to net cash provided by operating activities for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
	(in thousands)
Net income	$12,476	27,341	11,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	10,989	9,921	8,750
Amortization of intangibles	264	228	640
Asset write-offs	50	149	225
Non-cash compensation	42	72	(9)
Foreign currency (gain) loss	5,462	(7,848)	(6,123)
Other (income)/expense	(30)	(67)	—
Non-cash interest	1,720	1,591	1,467
Deferred taxes	167	(5,489)	—
Changes in operating assets and liabilities:
Accounts receivable	(333)	262	805
Restricted cash	11	208	(98)
Other assets	639	(1,838)	1,258
Accounts payable and accruals	(302)	289	(3,177)
Other liabilities	54	32	(209)
Due to related parties	—	(676)	(1,051)

Net cash provided by operating activities	$31,209	24,175	13,577

Cash paid during the year for:
Interest	$7,395	8,856	13,443

Income taxes	$372	—	—

(13)	Employee Benefit Plan

Effective December 1996, the Company established a 401(k) salary deferral plan (the “401(k) Plan”) on behalf of its U.S. employees. The 401(k) Plan is a qualified defined contribution plan, and allows participating employees to defer up to 15% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company has the discretion to match contributions made by the employee. No matching contributions were made by the Company in 2003, 2002 or 2001.

(14)	Segment Disclosures

The Company operates in a single industry segment, telecommunications services. The Company’s business involves operating a modern telecommunications infrastructure in order to provide a full range of the Company’s products and services in three defined regions in Hungary. While the Company’s chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated based on the delivery of multiple services to

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

customers over an integrated network. Substantially all of the Company’s assets are located in Hungary and all of its operating revenues are generated in Hungary.

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

Other Service and Product Revenues—PBX hardware sales and service revenues, as well as miscellaneous other telephony service revenues.

The revenues generated by these products and services for the years ended December 31 were as follows:

(in thousands)	2003	2002	2001
Telephone services	$52,641	$47,040	$41,514
Network services	5,247	3,651	2,704
Other service and product revenues	1,721	1,491	1,018

	$59,609	$52,182	$45,236

Major Customers

For the years ended December 31, 2003, 2002 and 2001, none of the Company’s customers accounted for more than 10% of the Company’s total revenue.

(15)	Restricted Net Assets of Consolidated Subsidiary

The Company’s Hungarian subsidiary is restricted from paying dividends to HTCC under the Company’s Senior Secured Debt Facility Agreement. As of December 31, 2003, net assets of the Hungarian subsidiary amounted to approximately $39.3 million (at December 31, 2003 exchange rates), all of which is restricted.

Schedule of Quarterly Financial Data (unaudited)

(in thousands, except per share data)

	December 31	September 30	June 30	March 31
Fiscal 2003 quarters ended:
Net revenues	$15,371	$14,246	$14,975	$15,017
Income from operations	6,675	6,404	6,730	6,961
Net income (loss) attributable to common stockholders	4,344	8,384	(1,373)	1,014
Earnings (loss) per share:
Basic	$0.36	$0.69	$(0.11)	$0.08

Diluted	$0.35	$0.65	$(0.11)	$0.08

Fiscal 2002 quarters ended:
Net revenues	$14,275	$13,646	$12,402	$11,859
Income from operations	6,509	6,228	5,184	5,165
Net income ascribable to common stockholders	13,950	4,179	5,536	3,569
Earnings per share:
Basic	$1.15	$0.35	$0.46	$0.29

Diluted	$1.11	$0.33	$0.44	$0.29

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Schedule I—Condensed Financial Statements of Registrant

Hungarian Telephone and Cable Corp.

Condensed Balance Sheets

(In thousands, except share data)

	December 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$331	$336
Amounts due from subsidiary	4,392	2,888
Current deferred tax asset	233	350
Other current assets	502	514

Total current assets	5,458	4,088
Property, plant and equipment, net	—	—
Investment in subsidiary	92,034	92,034
Long-term loan to subsidiary	25,000	25,000
Deferred tax asset	467	700
Other assets	109	237

Total assets	$123,068	$122,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accruals	$835	$801
Due to related parties	493	386

Total current liabilities	1,328	1,187
Long-term debt	20,888	19,765

Total liabilities	22,216	20,952

Commitments and Contingencies
Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2002 and 2001	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,230,670 shares in 2003 and 12,103,180 shares in 2002	12	12
Additional paid-in capital	145,616	144,778
Accumulated deficit	(44,039)	(42,946)
Accumulated other comprehensive income	(737)	(737)

Total stockholders’ equity	100,852	101,107

Total liabilities and stockholders’ equity	$123,068	$122,059

See accompanying notes to condensed financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Schedule I—Condensed Financial Statements of Registrant

Hungarian Telephone and Cable Corp.

Condensed Statements of Operations

Years ended December 31, 2003, 2002 and 2001

(In thousands, except share and per share data)

	2003	2002	2001
Management services revenues	$3,305	3,615	4,034

Operating expenses:
Operating and maintenance expenses	2,815	2,201	2,064
Depreciation and amortization	—	4	7

Total operating expenses	2,815	2,205	2,071

Income from operations	490	1,410	1,963
Other income (expenses):
Foreign exchange gains (losses), net	6	6	—
Interest expense	(2,354)	(2,488)	(3,279)
Interest income	1,222	1,400	2,114

Net (loss) income before income taxes	(636)	328	798
Income tax (expense) benefit	(350)	1,050	—

Net (loss) income	$(986)	1,378	798
Cumulative convertible preferred stock dividends (in arrears)	(107)	(107)	(107)

Net (loss) income attributable to common stockholders	$(1,093)	1,271	691

See accompanying notes to condensed financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Schedule I—Condensed Financial Statements of Registrant

Hungarian Telephone and Cable Corp.

Condensed Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Net cash provided by (used in) operating activities	$(801)	175	(1,119)

Cash flows from investing activities:
Acquisition of fixed assets	—	—	—
Proceeds from sale of fixed assets	—	3	—
Acquisition of interests in subsidiaries	—	(14)	—

Net cash used in investing activities	—	(11)	—

Cash flows from financing activities:
Deferred financing costs paid under long-term debts agreements	—	—	—
Proceeds from exercise of stock options and pre-emptive rights	796	—	114

Net cash provided by financing activities	796	—	114

Net increase (decrease) in cash and cash equivalents	(5)	164	(1,005)
Cash and cash equivalents at beginning of period	336	172	1,177

Cash and cash equivalents at end of period	$331	336	172

See accompanying notes to condensed financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Schedule I—Condensed Financial Statements of Registrant

Hungarian Telephone and Cable Corp.

Notes to Condensed Financial Statements

Years Ended December 31, 2003, 2002 and 2001

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

The condensed financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiary as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001, including the notes thereto, set forth in the Company’s consolidated financial statements appearing on pages F-3 through F-27 of the accompanying Form 10-K.

Schedule II—Valuation Accounts

DESCRIPTION	Balance at the Beginning of Year	Provision for Bad Debt Expense	Translation Adjustment	Balance at the End of Year
Allowance for doubtful accounts receivable	—	—	—	—
Year ended December 31, 2001	$1,140,000	$469,000	$36,000	$1,645,000

Year ended December 31, 2002	$1,645,000	$186,000	$425,000	$2,256,000

Year ended December 31, 2003	$2,256,000	$242,000	$207,000	$2,705,000

DESCRIPTION	Balance at the Beginning of Year	Movement During Period	Translation Adjustment	Balance at the End of Year
Allowance for deferred tax assets	—	—	—	—
Year ended December 31, 2001	$25,596,000	$(2,250,000)	—	$23,346,000

Year ended December 31, 2002	$23,346,000	$(13,877,000)	2,940,000	$12,409,000

Year ended December 31, 2003	$12,409,000	$638,000	—	$13,047,000

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits*

Exhibit No.	Description
10.10	Notes issued as of October 10, 2003 to Ashmore Investment Management along with terms and conditions

14	Code of Ethics

23	Consent of KPMG Hungarian Kft.

24	Powers of Attorney

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	The other exhibits listed in the List of Exhibits in the Report on Form 10-K have been incorporated by reference into such Report.