Form 10-Q
period 2004-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2004-05-14
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest possible date:

Common Stock, $.001 par value	12,320,170 Shares
(Class)	(Outstanding at May 13, 2004)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,856	21,191
Restricted cash	30	12
Accounts receivable, net	6,032	6,474
Current deferred tax asset	1,853	2,714
Other current assets	4,333	3,622

Total current assets	37,104	34,013
Property, plant and equipment, net	121,062	120,258
Goodwill, less accumulated amortization	8,947	8,727
Other intangibles, less accumulated amortization	4,427	4,407
Deferred costs	3,102	3,598
Deferred tax asset	3,297	3,291
Other assets	2,124	2,262

Total assets	$180,063	176,556

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$21,619	21,929
Excess cash amounts due under long-term debt agreement	—	3,820
Accounts payable	2,360	2,263
Accruals	2,652	2,803
Other current liabilities	2,100	2,280
Due to related parties	519	493

Total current liabilities	29,250	33,588
Long-term debt, excluding current installments	90,185	90,839
Deferred credits and other liabilities	5,294	5,770

Total liabilities	124,729	130,197

Commitments and Contingencies
Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2004 and 2003	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,320,170 shares in 2004 and 12,230,670 in 2003	12	12
Additional paid-in capital	145,912	145,616
Accumulated deficit	(111,912)	(119,548)
Accumulated other comprehensive income	21,322	20,279

Total stockholders’ equity	55,334	46,359

Total liabilities and stockholders’ equity	$180,063	176,556

See accompanying notes to consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Operations and Comprehensive Income

For the Three Month Periods Ended March 31, 2004 and 2003

(In thousands, except share and per share data)

(unaudited)

	2004	2003
Telephone service revenues, net	$15,461	$15,017
Operating expenses:
Operating and maintenance expenses	5,770	5,321
Depreciation and amortization	2,967	2,735

Total operating expenses	8,737	8,056

Income from operations	6,724	6,961
Other income (expenses):
Foreign exchange gains (losses), net	3,698	(3,328)
Interest expense	(2,449)	(2,454)
Interest income	586	192
Other, net	69	16

Net income before income taxes	8,628	1,387
Income tax expense	(966)	(347)

Net income	$7,662	$1,040
Cumulative convertible preferred stock dividends (in arrears)	(26)	(26)

Net income attributable to common stockholders	7,636	1,014
Comprehensive income adjustments	1,043	(203)

Total comprehensive income	$8,679	$811

Earnings per common share:
Basic	$0.62	$0.08

Diluted	$0.59	$0.08

Weighted average number of common shares Outstanding:
Basic	12,298,835	12,113,319

Diluted	12,920,886	12,738,802

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2003	12,230,670	$12	—	145,616	(119,548)	20,279	$46,359
Proceeds from option exercise	74,000	—	—	296	—	—	296
Common stock granted to employee	15,500	—	—	—	—	—	—
Cumulative convertible preferred stock dividends (in arrears)	—	—	—	—	(26)	—	(26)
Net income	—	—	—	—	7,662	—	7,662
Foreign currency translation adjustment	—	—	—	—	—	1,043	1,043

Balances at March 31, 2004	12,320,170	$12	—	145,912	(111,912)	21,322	$55,334

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Cash Flows

For the Three Month Periods Ended March 31, 2004 and 2003

(In thousands)

(unaudited)

	2004	2003
Net cash provided by operating activities	$7,944	7,380

Cash flows from investing activities:
Construction of telecommunication networks	(1,293)	(666)
Proceeds from sale of assets	21	5

Net cash used in investing activities	(1,272)	(661)

Cash flows from financing activities:
Repayments of long term debt	(3,759)	(2,584)
Proceeds from exercise of options	296	584

Net cash used in financing activities	(3,463)	(2,000)

Effect of foreign exchange rate changes on cash	456	(146)

Net increase in cash and cash equivalents	3,665	4,573
Cash and cash equivalents at beginning of period	21,191	13,922

Cash and cash equivalents at end of period	$24,856	18,495

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

The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003, including the notes thereto, set forth in the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three month periods ended March 31, 2004 and 2003:

	3 months ended
	2004	2003
($ in thousands, except share data)
Net income attributable to common stockholders (A)	$7,636	$1,014
plus: preferred stock dividends	26	26

Net income (B)	$7,662	$1,040

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,298,835	12,113,319
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	622,051	625,483

Weighted average common shares outstanding – diluted (D)	12,920,886	12,738,802

Net income per common share:
Basic (A/C)	$0.62	$0.08
Diluted (B/D)	$0.59	$0.08

For the three month periods ended March 31, 2004 and 2003, 30,000 and 2,530,000 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the periods.

(c)	Foreign Currency Translation

The Company uses the Hungarian forint as the functional currency for its Hungarian subsidiary. Accordingly, foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates for the period. The translation

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

of the subsidiary’s forint denominated financial statements into U.S. dollars, as of March 31, 2004, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 207.92 as of December 31, 2003 to 203.65 as of March 31, 2004, an approximate 2% appreciation in value.

(2)	Cash, Cash Equivalents and Restricted Cash

(a)	Cash

At March 31, 2004, cash of $1,811,000 comprised the following: $953,000 on deposit in the United States, and $858,000 consisting of $41,000 denominated in U.S. dollars, the equivalent of $18,000 denominated in euros and the equivalent of $799,000 denominated in Hungarian forints on deposit with banks in Hungary.

Cash equivalents amounted to approximately $23,045,000 at March 31, 2004 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell which mature within three months.

(3)	Related Parties

The amount due to related parties totalling $519,000 at March 31, 2004 is due to a subsidiary of Citizens Communications Company, which held 18.7% of the Company’s outstanding common stock as of March 31, 2004, representing cumulative preferred stock dividends in arrears.

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

Other Service and Product Revenues – PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues.

The revenues generated by these products and services for the periods ended March 31 were as follows:

($ in thousands)	2004	2003
Telephone services	$13,486	$13,425
Network services	1,559	1,212
Other service and product revenues	416	380

	$15,461	$15,017

Major Customers

For the periods ended March 31, 2004 and 2003, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

(5)	Goodwill, Intangible and Other Long-Lived Assets

Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment. The Company completed its annual impairment test as of January 1, 2004. Based upon the results, the Company concluded that there is no impairment to the carrying value of goodwill reported in its financial statements.

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Intangible assets, which consist of concession rights, are amortized over the twenty-five year concession period using the straight-line method.

(6)	Commitments and Contingencies

(a)	Legal Proceedings

As disclosed in the Company’s 2003 Annual Report on Form 10-K, the Company was a defendant in a case brought by a Hungarian contractor. In September 2003, the Metropolitan Court in Budapest dismissed the contractor’s claim. In January

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

2004, the Hungarian Court of Appeal affirmed the Metropolitan Court’s dismissal. The contractor has until late April 2004 to file a request with the Hungarian Supreme Court to review the appellate court’s decision. As of May 6, 2004, the Company has received no notification from the Supreme Court regarding any request by the contractor for a review.

In December 1999, a debt collection company initiated debt collection proceedings against the Hungarian contractor for non-payment of various debts. In June 2000, the debt collection company claimed the benefit of certain invoices that the contractor had issued to Hungarotel in the amount of HUF 455 million (approximately $2.2 million at March 31, 2004 exchange rates), stating that the contractor had assigned those invoices to it “as security” in the debt collection proceedings. Hungarotel rejected the debt collection company’s claim for, among other reasons, the absence of a right by the contractor to assign the invoices and that, in any event, Hungarotel has a substantive defense and counterclaim on the merits to the underlying claim on the invoices. After a court hearing in November 2001, the debt collection company reduced its claim against Hungarotel to HUF 250 million (approximately $1.2 million at March 31, 2004 exchange rates) (and proportionally reduced the amount of interest claimed) because it could not substantiate the HUF 455 million claim on the basis of the contractor’s assignment agreement. At another hearing in December 2001, the court terminated the proceedings on the grounds that it had no jurisdiction to adjudicate the matter because the terms of the contract between Hungarotel and the contractor provides for disputes surrounding the contract to be resolved through arbitration proceedings. The debt collection company appealed this decision to the Hungarian Supreme Court. The Hungarian Supreme Court upheld the appeal and ordered the matter returned to the lower court. The lower court subsequently dismissed the debt collection company’s claim. During the fifteen day appeal period, the debt collection company purported to assign its claim to one of its affiliates and the affiliate then attempted to appeal the substantive decision of the lower court. The lower court refused to forward this appeal to the Court of Appeal because it did not accept the validity of the assignment by the debt collection company and the debt collection company has filed an appeal with the Court of Appeal against this refusal. The Company believes that it will prevail.

(b)	Annual Concession Fees

The Company’s concession agreements provide for the payment by the Company of annual concession fees of between 0.1% and 2.3% of net telephone service revenues depending on the concession area. The Company accrued the annual concession fee amounts for 2001 of HUF 157 million (approximately $0.8 million at March 31, 2004 exchange rates), but as of March 31, 2004 has not paid this amount. It has neither accrued for nor paid the annual concession fees for 2002, which would total approximately HUF 142 million (approximately $0.7 million at

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

March 31, 2004 exchange rates). The 2001 Communications Act has replaced the concession system with a notification system under which new operators may offer telecommunications services in competition with the Company in the Company’s Operating Areas merely upon notification to the Communications Authority and the payment of a nominal fee of HUF 10,000 (approximately $50 at March 31, 2004 exchange rates). A new operator would require a license if it intended to use radio frequencies, to build its own network or to allocate a number range to subscribers, but the granting of such licenses is by-and-large an administrative matter. The Company paid one-time concession fees to the Hungarian state when the concessions were originally granted and the Company expected that if, after the expiration of the eight-year exclusivity periods, the state were to grant new operators rights to compete against the Company in its Operating Areas, such rights would have been granted following a tender, with the new operators having to pay a more than nominal fee for the rights in the same manner that the Company originally paid for its concessions.

The concession agreements contain an equal treatment clause that explicitly states that the concession company should not be treated in an unequal or prejudicial manner compared to other telecommunications companies. The Company believes that the move from the concession system to the notification system, a system in which there are effectively no barriers to entry, breached its legitimate expectation that the Company would continue to benefit from the one-off concession fees it paid even after the end of its exclusivity periods because any competitor would also have to make a real investment in the form of the tender fee or similar fee in order to compete.

Pending the outcome of the current negotiations on the mutual termination or amendment of the concession agreements, the Company has thus far withheld the payment of the concession fees for 2001.

For 2002, the Company believes that it is not required to pay concession fees at all. In addition to the local loop unbundling obligations, the 2001 Communications Act imposed universal service obligations on the Company. These universal service obligations are now incorporated in a Universal Service Agreement between the Company and the Information and Communications Ministry (“IC Ministry”).

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

(7)	Subsequent Event

On May 6, 2004 the Company announced that it had signed a framework agreement with Royal KPN NV, the Dutch telecommunications provider. The framework agreement provides for the purchase by the Company, for cash, of KPN’s telecommunications business in Hungary which is carried out by PanTel Rt and the assumption by the Company of PanTel’s debt. KPN owns a 75.1% equity interest in PanTel. PanTel, a Hungarian company, is Hungary’s leading alternative telecommunications provider with a fiber optical backbone network covering all of Hungary. The transactions contemplated by the framework agreement are subject to the satisfaction of several conditions, including approvals from bank creditors and the Hungarian Competition Office and certain approvals from the remaining shareholders of PanTel.

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

Since commencing the provision of telecommunications services in 1995, the Company’s network construction and expansion program has added approximately 132,000 net access lines through March 31, 2004 to the approximately 61,000 access lines acquired directly from Magyar Tavkozlesi Rt. (“Matav”), the former State-controlled monopoly telephone company. During the late 1990s, the development and installation of the network in each of the Company’s Operating Areas required significant capital expenditures.

The Company generated cash from operations of $7.9 million during the quarter ended March 31, 2004, up from $7.4 million for the quarter ended March 31, 2003. Now that the Company’s networks are built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and maintain profitability will depend upon a number of factors, including the Company’s ability to attract additional customers, while retaining existing customers, both within and outside its operating areas and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company’s operating and marketing strategies, as well as market acceptance of telecommunications services both within and outside the Company’s Operating Areas. In addition, the Company’s profitability may be affected by changes in the Company’s regulatory environment, macroeconomic factors and other factors that are beyond the Company’s control.

The Company’s results and financial position, reported in U.S. dollars, continue to be significantly affected by movements in the Hungarian forint/U.S. dollar exchange rate.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

of current and forecasted economic and regulatory conditions. The accounting policies the Company believes to be critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated condensed financial statements are the same as those described in its Annual Report on Form 10-K for the year ended December 31, 2003.

Comparison of Three Months Ended March 31, 2004 and Three Months Ended March 31, 2003

The Company’s Hungarian subsidiary’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2004 was 208.09, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2003 of 226.95. When comparing the three months ended March 31, 2004 to the three months ended March 31, 2003, it should be noted that all U.S. dollar reported amounts have been affected by this 9% appreciation in the Hungarian subsidiary’s functional currency.

Net Revenues

	Quarter ended March 31,		% change
(dollars in millions)	2004	2003
Measured service revenues	$8.1	$8.3	(2)
Subscription revenues	6.3	6.2	2
Interconnect charges :
Incoming	0.7	0.8	(12)
Outgoing	(2.1)	(2.5)	16

Net	(1.4)	(1.7)	18

Net measured service and subscription revenues	13.0	12.8	2
Connection fees	0.6	0.7	(14)
Other operating revenues, net	1.9	1.5	27

Telephone Service Revenues, Net	$15.5	$15.0	3

The Company recorded a 3% increase in net telephone service revenues to $15.5 million for the three months ended March 31, 2004 from $15.0 million for the three month period ended March 31, 2003.

Net measured service and subscription revenues increased 2% to $13.0 million for the three months ended March 31, 2004 from $12.8 million for the three months ended March 31, 2003. Measured service revenues decreased 2% to $8.1 million during the three months ended March 31, 2004 from $8.3 million during the three months ended March 31, 2003. Subscription revenues increased 2% to $6.3 million during the three months ended March 31, 2004 from $6.2 million during the three months ended March 31, 2003. Measured service revenues decreased in functional currency terms by approximately 10% as a result of a decrease in average access lines in service from approximately 200,100 for the three months ended March 31, 2003 to approximately 194,000 during the three months ended March 31, 2004, and lower minutes of use for some telecommunications services. Due to economic conditions and pricing issues, both

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

within and outside the Company’s Operating Areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in use during the quarters ended March 31, 2004 and March 31, 2003.

Subscription revenues decreased in functional currency terms by approximately 7% as a result of (i) a 3% decrease in average access lines in service between the two periods; (ii) customer transfers from higher monthly fee subscriptions to lower monthly fee subscriptions; and (iii) 23% lower Universal Service revenues compared to the Universal Service revenues recorded for the quarter ended March 31, 2003. The decrease in Universal Service revenues is due to a change in the regulation concerning compensation for provision of Universal Services that became effective in June 2003.

Included in subscription revenues is $0.5 million for the quarter ended March 31, 2004 and $0.6 million for the quarter ended March 31, 2003 of revenue associated with the Company being a Universal Service Provider. As a Universal Service Provider the Company expects to receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain requirements defined in government regulations. Recent comments by the Hungarian Telecommunications Ministry indicate that they are intending to change the entire Universal Service regime in Hungary, which includes the compensation paid to the Company for being a Universal Services Provider. As a result, the Company does not know what the future regulations may be and what effects they may have on the Company. The Company has a contract with the Hungarian Ministry pursuant to which the Company is a Universal Services Provider. Therefore, the Company is continuing to accrue for the revenue it is entitled to under the current regime. As regulations or the entire regime change, the Company will make adjustments to its revenues, if necessary to reflect changes in its contract with the Ministry.

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $1.4 million and $1.7 million during the three month periods ended March 31, 2004 and 2003, respectively. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 12% for the three months ended March 31, 2003 to 10% for the three months ended March 31, 2004. This decrease is attributable to the decreasing interconnect prices on the Hungarian telecommunications market due to governmental efforts to bring interconnection fees in line with European Union levels.

Other operating revenues, which include revenues generated from the provision of direct lines, ADSL access, operator services, internet services and other miscellaneous telephone service revenues, increased to $1.9 million for the three months ended March 31, 2004, as compared to $1.5 million for the three months ended March 31, 2003. In functional currency terms, other operating revenues increased approximately 11% for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003. This increase is primarily due to increased leased line, ADSL access and internet revenues between the two periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Operating and Maintenance Expenses

	Quarter ended March 31,
(dollars in millions)	2004	2003
Operating and maintenance expenses	$5.8	$5.3

Operating and maintenance expenses increased 9% to $5.8 million for the three months ended March 31, 2004, as compared to $5.3 million for the three months ended March 31, 2003. In functional currency terms, operating and maintenance expenses of Hungarotel decreased approximately 2% for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. In U.S. dollar terms, however, such decrease in costs in functional currency terms has been offset by the 9% appreciation of the Hungarian forint combined with a slight increase in the Company’s U.S. dollar denominated operating expenses between the periods.

Depreciation and Amortization

	Quarter ended March 31,
(dollars in millions)	2004	2003
Depreciation and amortization	$3.0	$2.7

Depreciation and amortization charges increased $0.3 million, or 11%, to $3.0 million for the three months ended March 31, 2004 from $2.7 million for the three months ended March 31, 2003. Depreciation and amortization charges remained consistent in functional currency terms between the two periods.

Income from Operations

	Quarter ended March 31,
(dollars in millions)	2004	2003
Income from operations	$6.7	$7.0

Income from operations decreased to $6.7 million for the three months ended March 31, 2004 from $7.0 million for the three months ended March 31, 2003. Contributing to such decrease were higher operating and maintenance expenses and depreciation and amortization expenses partially offset by higher net telephone service revenues.

Foreign Exchange Gains (Losses)

	Quarter ended March 31,
(dollars in millions)	2004	2003
Foreign exchange (losses) gains	$3.7	($3.3)

Foreign exchange gains amounted to $3.7 million for the three months ended March 31, 2004, compared to foreign exchange losses of $3.3 for the three months ended March 31, 2003. The foreign exchange gains resulted primarily from the appreciation of the Hungarian forint against the euro on the Company’s average EUR 51.4 million denominated debt outstanding and

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

against the U.S. dollar on the Company’s U.S. dollar 25 million denominated debt outstanding during the period. At March 31, 2004, the Hungarian forint had appreciated by approximately 5% against the euro and by approximately 2% against the U.S. dollar, as compared to January 1, 2004 levels. The foreign exchange losses for the quarter ended March 31, 2003 resulted primarily from the devaluation of the Hungarian forint against the euro on the Company’s average 64 million euro denominated debt outstanding during the period. At March 31, 2003, the Hungarian forint had devalued by approximately 4% against the euro and by 1% against the U.S. dollar as compared to January 1, 2003 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Quarter ended March 31,
(dollars in millions)	2004	2003
Interest expense	$2.4	$2.5

Interest expense remained consistent between the three months ended March 31, 2004 and the three months ended March 31, 2003. This consistency was the result of (i) higher average interest rates paid on the Company’s borrowings during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003; (ii) the 9% appreciation of the Hungarian forint against the U.S. dollar between the periods when translating Hungarotel’s Hungarian forint denominated interest expense to U.S. dollars; (iii) offset by lower average debt levels outstanding between the periods. As a result of the higher interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations went from 6.20% for the three months ended March 31, 2003, to 6.68% for the three months ended March 31, 2004, an 8% increase. See “Liquidity and Capital Resources” section below.

Interest Income

	Quarter ended March 31,
(dollars in millions)	2004	2003
Interest income	$0.6	$0.2

Interest income increased to $0.6 million for the three months ended March 31, 2004, from $0.2 million for the three months ended March 31, 2003, due to higher outstanding Hungarian forint cash levels and higher interest rates on Hungarian forint deposits between the periods.

Income Tax Expense

	Quarter ended March 31,
(dollars in millions)	2004	2003
Income tax expense	$1.0	$0.3

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

The Company recorded a tax expense of $1.0 million for the quarter ended March 31, 2004 compared to $0.3 million for the quarter ended March 31, 2003. The tax expense has been calculated based upon the estimated effective tax rate for 2004.

Net Income

	Quarter ended March 31,
(dollars in millions)	2004	2003
Net income	$7.6	$1.0

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $7.6 million, or $0.62 per share, or $0.59 per share on a diluted basis, for the three months ended March 31, 2004 as compared to $1.0 million, or $0.08 per share on a basic and diluted basis, for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in each of the areas in which the Company operates required significant capital expenditures ($206.3 million at historical exchange rates through March 31, 2004). Since the end of 1998, the Company’s networks have had the capacity, with only normal additional capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within the areas in which it operates.

Net cash provided by operating activities totalled $7.9 million during the three months ended March 31, 2004, compared to $7.4 million during the three months ended March 31, 2003. This $0.5 million increase is primarily due to the appreciation of the Hungarian forint against the U.S. dollar between the two periods. For the three months ended March 31, 2004 and 2003, the Company used $1.3 million and $0.7 million, respectively, in investing activities, which was primarily used to fund additions to the Company’s telecommunications networks. Financing activities used net cash of $3.5 million during the three months ended March 31, 2004 compared to $2.0 million for the three months ended March 31, 2003. Of these amounts, $3.8 and $2.6 million, respectively, were the payments of excess cash due under the Company’s long-term debt agreement as a result of financial performance during 2003 and 2002, respectively. These payments have been partially offset by $0.3 million and $0.6 million, respectively, of proceeds from the exercise of stock options.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the “Debt Agreement”) with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at historical exchange rates). As of March 31, 2004, the Company has repaid approximately $57.2 million, at historical exchange rates, of the original EUR 129 million drawn down. The Company believes that its current cash flow will allow it to meet its working capital needs, including its obligations under the Debt Agreement.

The Company’s major contractual cash obligations as disclosed in its December 31, 2003 Form 10-K filing have not materially changed as of March 31, 2004. The Company’s ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under the Company’s Debt Agreement, the Company must maintain certain levels of earnings before interest, foreign exchange gains/losses, taxes, depreciation and amortization and cash flow in order to comply with its debt covenant ratios as set out in the Debt Agreement. The ratios are calculated based on the Company’s U.S. dollar consolidated financial statements translated into euros. This exposes the Company to the possible risk of not meeting its debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of its Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While management seeks to manage the business to be in compliance with the Debt Agreement and related covenants, the Company operates in a regulated environment which is subject to many factors outside of management’s control (i.e. the government’s political, social and public policy agenda). The Company’s liquidity may also be affected by exchange rate fluctuations due to approximately 73% of its debt not being denominated in Hungarian forints. The Company attempts to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts.

INFLATION AND FOREIGN CURRENCY

In May 2001, the Hungarian National Bank widened the trading band the Hungarian forint is allowed to trade within from +/- 2.25% of the mid-point of the band to +/- 15%. This widening caused the Hungarian forint to initially appreciate in value against the euro by approximately 4%. Subsequent to the band widening, and without any notice, in June 2001 the Hungarian National Bank lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. This lifting of all remaining foreign exchange restrictions caused much interest by foreign investors in Hungarian State bonds and caused the Hungarian forint to begin appreciating against the euro and U.S. dollar. During 2002, with high real interest rates, the Hungarian forint continued its appreciation against the euro and U.S. dollar that began in the summer of 2001. The strength of the Hungarian forint was welcomed by the Hungarian National Bank, as it allowed Hungary to keep within its inflation targets. The appreciation of the Hungarian forint caused the Company to experience large unrealized foreign exchange gains, related to the re-measurement of the Company’s euro and U.S. dollar denominated debt during 2001 and 2002. In June 2003, the Hungarian National Bank, in consultation with the Government, moved the mid-point of the trading band, which immediately devalued the Hungarian forint by 2.26%, and caused confusion

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

and uncertainty within the financial markets. Subsequent to the moving of the mid-point, the Hungarian National Bank raised interest rates 3%, which further confused the financial markets. Due to the abrupt change in Hungarian National Bank policy, from encouraging a strong currency to seeking a slightly less strong currency, and the financial market reactions thereto, volatility of the Hungarian forint increased. At the end of November 2003, the Hungarian National Bank increased interest rates by another 3% to defend the Hungarian forint against foreign currencies. The Hungarian National Bank attributed its decision to the high budgetary deficit, but private consumption had also increased heavily in Hungary so that foreign funds were necessary to finance the deficits. As a result, the Company recognized a significant foreign exchange loss for the year ended December 31, 2003, which principally reflected the 10% devaluation of the Hungarian forint against the euro between January 1 and December 31, 2003, being partially offset by an 8% appreciation of the Hungarian forint against the U.S. dollar compared to December 31, 2002. During the first quarter of 2004, the market was less volatile, the high Hungarian forint interest rates attracted foreign investors back into the market and the Hungarian forint appreciated against the U.S. dollar and the euro. As a result of this strengthening, the Company recorded an exchange gain of $3.7 million for the quarter ended March 31, 2004. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” (“Market Risk Exposure” below).

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

MARKET RISK EXPOSURE

The Company is exposed to various types of risk in the normal course of its business, including the impact of foreign currency exchange rate fluctuations and interest rate changes. Company operations, including all revenues and approximately 87% of operating expenses are Hungarian forint based and are therefore subject to exchange rate variability between the Hungarian forint and the U.S. dollar. The Company is also exposed to exchange rate risk insofar

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

as the Company has debt obligations in currencies other than the functional currency of its Hungarian subsidiary. The Hungarian forint/euro exchange rate went from 262.23 as of December 31, 2003 to 248.92 as of March 31, 2004, an approximate 5% appreciation in value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate went from 207.92 as of December 31, 2003 to 203.65 as of March 31, 2004, an approximate 2% appreciation in value of the Hungarian forint versus the U.S. dollar.

The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. If a 1% change in the BUBOR interest rate were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s March 31, 2004 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.6 million annually based upon the Company’s March 31, 2004 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s March 31, 2004 debt level.

Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by approximately $3.0 million, based upon the Company’s March 31, 2004 debt level. If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, the Company’s exchange rate gain or loss would increase or decrease by approximately $1.3 million based on Hungarotel’s U.S. dollar denominated borrowings from HTCC as of March 31, 2004. Any increase or decrease in the Company’s euro and U.S. dollar denominated debt will also give rise to unrealized foreign exchange gains or losses in the Company’s statement of income.

The Company policy is to consider utilizing foreign currency forward contracts or purchases of foreign currencies in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company’s long-term debt obligations. Forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euros at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The Company did not have any open foreign currency forwards at March 31, 2004. Company policy requires that counterparties to the Company’s foreign currency forward contracts be substantial and creditworthy multinational commercial banks, which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) announced that it would mandate the fair value method of accounting for all stock-based awards. The FASB

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

issued an Exposure Draft of a proposed statement on March 31, 2004, which is subject to a comment period. If enacted, the change in accounting is not expected to be effective for the Company until fiscal 2005. Until a final statement is issued, the Company cannot estimate the effect that this change in accounting would have on its consolidated statement of operations.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical facts are forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s estimates and assumptions and are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Words such as “believes”, “anticipates”, “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. For all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in this Quarterly Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

Government Regulation - As summarized in the Company’s Annual Report on Form 10-K for fiscal year 2003, the Company is subject to substantial governmental regulation, which could result in adverse consequences for the Company’s business and results of operations. The Hungarian government regulates the entire telecommunications marketplace in Hungary including, among other matters: prices of fixed line telephony services; carrier selection; number portability; the Company’s Universal Service obligations and benefits; the terms and conditions upon which the Company is required to “unbundle” its telecommunications network to allow other telecommunications service providers to use the Company’s network to compete with the Company in the provision of telecommunications services; and the terms and conditions upon which the Company must provide interconnection of its network to the networks of other telecommunications service providers. The Hungarian government has designated the Company as a telecommunications service provider with “significant market power” which increases the oversight of the Company’s operations. The Company’s business and results of operations may be adversely affected by any changes in telecommunications laws or regulations enacted by the Hungarian government.

Integration with the European Union - On May 1, 2004 Hungary joined the European Union. Hungary has recently revised its telecommunications laws to further promote competition and harmonize its telecommunications laws with the current European Union framework. The Company’s business and results of operations may be adversely affected by changes in EU laws and regulations which may require Hungary to revise its telecommunications laws in a manner that increases competition, decreases revenue or requires the Company to expend additional resources.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Competition – The recent revisions to the Hungarian telecommunications laws and regulations to further promote competition and harmonize Hungary’s telecommunications laws with the current European Union framework, have laid the foundation for effective competition in the Hungarian telecommunications marketplace. Now that the Company’s exclusive rights to provide local wireline telephone services in its markets has expired, the Company is now potentially subject to more competition in the wireline markets in which it operates. The Company believes that the competition for its existing business customers for both local and long distance services will be intense. Furthermore, Hungary has a very high mobile phone penetration rate. Competition from the mobile phone companies has been intense and the Company anticipates that such competition will continue in the future. Increased competition could result in less subscribers, lower revenue, lower prices and lower market share for the Company.

Technological Changes in the Telecommunications Market - The telecommunications industry is subject to rapidly changing technology which affects customer demands as new products and services are introduced. The Company’s future success will be impacted by its ability to anticipate and adopt new technologies as the telecommunications markets evolve. The successful deployment of new telecommunications technologies may require significant capital expenditures. There can be no assurance that the Company will have the capital resources or the ability to obtain such capital to make such investments. New technologies may also necessitate the Company taking some of its existing assets out of its networks which could require substantial write-downs of the carrying value of its assets, resulting in charges to the Company’s Statement of Operations.

Economic Conditions - The recent global economic slowdown has continued to affect the Company’s business. A continued economic slowdown may continue to affect business investment spending on information technology and telecommunications systems. In addition, the lower level of wages in Hungary as compared to Western Europe and the United States has had, and could continue to have, an effect on the Company’s business. Many residential customers in Hungary can not afford both a landline phone and a mobile phone. A stagnant economy could decrease the number of the Company’s customers and decrease the Company’s average revenue per customer.

Effect of Currency Fluctuations on Repayment of Debt Held in Certain Currencies – Since the Company generates all of its revenue in Hungarian forints, its ability to repay debt denominated in currencies other than the Hungarian forint can be adversely affected by the weakening of the Hungarian forint against such non-Hungarian currency. For example, Hungarotel holds euro-denominated debt. If the Hungarian forint were to weaken against the euro, Hungarotel would need a greater amount of Hungarian forints to pay the same amount of euro-denominated debt. The management of the Company evaluates this risk frequently and enters into foreign currency forward contracts, if deemed effective, or purchases foreign currency in advance, to attempt to minimize such risks.

Effect of Currency Fluctuations on the Company’s Financial Statements.

The Company reports its financial results in U.S. dollars, its reporting currency, while all of its revenue and a substantial portion of its expenses, including capital expenditures, are in Hungarian forints.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

a)	Effect on Revenue and Expense Translation in the Company’s Statement of Operations. Changes in the Hungarian forint/U.S. dollar exchange rate have an impact on the amounts reported by the Company in its financial statements when the Company translates such forint amounts into U.S. dollars for reporting purposes. For example, if the Company had the same amount of revenue in Hungarian forints during two consecutive financial reporting periods and the value of the Hungarian forint appreciates against the U.S. dollar during the second financial reporting period as compared to the first financial reporting period, the Company would report higher revenue in U.S. dollars during the second financial reporting period even though the amount of revenue in Hungarian forints remained the same during each of the two financial reporting periods. Conversely, if the Hungarian forint weakened against the U.S. dollar during the second financial reporting period as compared to the first financial reporting period, the Company would report lower revenue in U.S. dollars during the second financial reporting period even though the amount of revenue in Hungarian forints remained the same during each of the two financial reporting periods. Therefore, fluctuations in the Hungarian forint/U.S. dollar exchange rate can have a material impact on the Company’s reported results.

b)	Subsidiary Debt Denominated in Currency Other than the U.S. dollar - Effect on Balance Sheet. If Hungarotel, the Company’s Hungarian subsidiary, holds debt denominated in a currency other than the U.S. dollar, that amount is translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Therefore, if Hungarotel were to hold the same amount of Hungarian forint-denominated debt on two consecutive balance sheet reporting dates, and if the Hungarian forint appreciated against the U.S. dollar on the second balance sheet reporting date as compared to the first balance sheet reporting date, the Company would report more debt in U.S. dollars on its balance sheet, with respect to the Hungarian forint-denominated debt, even though the amount of Hungarian forint-denominated debt was the same on both balance sheet reporting dates. This increase in debt reported in U.S. dollars due to currency fluctuations would be recorded as a reduction to shareholders’ equity. Conversely, if Hungarotel were to hold the same amount of Hungarian forint-denominated debt on two consecutive balance sheet reporting dates, and if the Hungarian forint devalued against the U.S. dollar on the second balance sheet reporting date as compared to the first balance sheet reporting date, the Company would report less debt in U.S. dollars on its balance sheet, with respect to the Hungarian forint-denominated debt, even though the amount of Hungarian forint-denominated debt was the same on both balance sheet reporting dates. This decrease in debt reported in U.S. dollars due to currency fluctuations would be recorded as an addition to shareholders’ equity.

c)

Subsidiary Debt Denominated in Currency Other than the Hungarian Forint - Effect on Statement of Operations - Hungarotel’s functional currency for accounting purposes is the Hungarian forint. Hungarotel has debt denominated in currencies other than the Hungarian forint (euros and U.S. dollars). When Hungarotel prepares its balance sheet, it must revalue debt amounts denominated in currencies other than the Hungarian forint into Hungarian forints at the exchange rate in effect at the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

balance sheet date. Therefore, if Hungarotel were to hold the same amount of U.S. dollar denominated debt on two consecutive balance sheet reporting dates, and if the Hungarian forint has appreciated against the U.S. dollar on the second balance sheet reporting date as compared to the first balance sheet reporting date, Hungarotel would report less debt in Hungarian forints on its balance sheet, with respect to the U.S. dollar denominated debt, even though the amount of U.S. dollar denominated debt was the same on both balance sheet reporting dates. The difference in the amount of Hungarian forints reported for the U.S. dollar denominated debt for the two periods would be translated back into U.S. dollars at the average Hungarian forint/U.S. dollar exchange rate for the second period and be recorded as a foreign exchange gain for the period on the Company’s consolidated Statement of Operations. Conversely, in the same example, if the Hungarian forint depreciates against the U.S. dollar on the second balance sheet reporting date as compared to the first balance sheet reporting date, Hungarotel would report more debt in Hungarian forints on its balance sheet, with respect to the U.S. dollar denominated debt, even though the amount of U.S. dollar denominated debt was the same on both balance sheet reporting dates. In this case, the difference in the amount of Hungarian forint reported for the U.S. dollar denominated debt for the two periods would be translated back into U.S. dollars at the average Hungarian forint/U.S. dollar exchange rate for the second period and be recorded as a foreign exchange loss for the period on the Company’s consolidated Statement of Operations.

As a result of the above, while the Company’s reported financial performance may change, a significant portion of such change may be due to currency fluctuations.

Interest Rate Risk – The Company’s debt is denominated in U.S. dollars, euros and Hungarian forints. The interest rate on the Company’s debt, on each, is a variable rate tied to current market interest rates. An increase in the market interest rates could adversely affect the Company’s ability to service its debt.

Recently announced proposed acquisition – The Company has agreed to acquire the business of PanTel, Hungary’s leading alternative telecommunications provider. Upon a successful closing, the Company may be exposed to certain risks, including the following:

•	the difficulty of assimilating the operations and personnel of the acquired entity;

•	the potential disruption to the Company’s ongoing business caused by senior management’s focus on the acquisition transaction;

•	the Company’s failure to incorporate successfully licensed or acquired technology into the Company’s network and product offerings;

•	the failure to maintain uniform standards, controls, procedures and policies; and

•	the impairment of relationships with employees as a result of changes in management and ownership.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

There can be no assurance that the Company will consummate the acquisition or, if it does, that it will be successful in overcoming these risks, and its failure to overcome these risks could have a negative effect on its business, financial condition and results of operations.

Loss of Personnel – The Company’s operations are managed by a small number of key employees. The loss of such key employees could adversely affect the Company’s operations. There can be no assurance that the Company will be able to keep all of its key employees or find adequate replacement employees.

Accounting Changes – Changes in accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or applications, could result in an impact on the Company’s financial results.

These important factors should be considered in evaluating any statement in this Report on Form 10-Q or otherwise made by the Company or on its behalf. The Company has no obligation to update or revise these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is contained under the heading “Market Risk Exposure” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of March 31, 2004. Based on this evaluation such officers concluded that that the Company’s disclosure controls and procedures are effective to ensure that the Company is able to record, process, summarize and report the information that the Company is required to disclose in the reports that the Company files with, or submits to, the SEC within the required time periods. There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 1.	Legal Proceedings

Fazis

As reported in Item 3. “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company is involved in legal proceedings with Fazis, a Hungarian contractor. As reported, Fazis’ claim was dismissed and Fazis had until late April 2004 to file a request with the Hungarian Supreme Court to review the appellate court’s dismissal. To date, the Company has not received any notification from the Hungarian Supreme Court that such court would review the appellate court’s dismissal.

Local Business Tax

As reported in Item 3. “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, an ambiguous provision in one of the Company’s concession contracts regarding the payment of local business municipal tax is at issue. In March 2004, three of the municipalities who have demanded payment of this tax have initiated court proceedings against the Company in the Metropolitan Court of Budapest seeking the payment of HUF 4.0 billion (approximately $19 million). As stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company believes that the claims are unenforceable and the Company intends to defend this action and any other actions initiated with respect to this matter.

Item 2.	Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults upon Senior Securities

(a)	None.

(b)	On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Utilities Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of March 31, 2004, the total arrearage on the Preferred Shares was $519,000.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On May 6, 2004 the Company announced that it had signed a framework agreement with Royal KPN NV, the Dutch telecommunications provider. The framework agreement provides for the purchase by the Company, for cash, of KPN’s telecommunications business in Hungary which is carried out by PanTel Rt and the assumption by the

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Company of PanTel’s debt. KPN owns a 75.1% equity interest in PanTel. PanTel, a Hungarian company, is Hungary’s leading alternative telecommunications provider with a fiber optical backbone network covering all of Hungary. The transactions contemplated by the framework agreement are subject to the satisfaction of several conditions, including approvals from bank creditors and the Hungarian Competition Office and certain approvals from the remaining shareholders of PanTel.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibit

Number	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession (None)

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on February 4, 2004 (File #333-112471) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended, as filed as 4.2 to the Registrant’s Registration Statement on Form S-8 filed on February 4, 2004 (File #333-112471) and incorporated herein by reference

4.1	Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant’s Registration Statement on From SB-2 filed on October 27, 1994 and incorporated herein by reference (File #33-80676)

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

11	Statement re computation of per share earnings (not required)

15	Letter re unaudited interim financial information (not required)

18	Letter re change in accounting principles (none)

19	Report furnished to security holders (none)

22	Published report regarding matters submitted to vote of security holders (not required)

24	Power of Attorney (not required)

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

(b) Reports on Form 8-K

On March 25, 2004 the Registrant filed a report on Form 8-K furnishing under Item 12 “Results of Operations and Financial Condition” its Press Release dated March 25, 2004 announcing the Registrant’s 2003 financial results.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

May 13, 2004	By:	/s/ Ole Bertram

Ole Bertram
President and Chief Executive Officer

May 13, 2004	By:	/s/ William McGann

William McGann Principal Accounting Officer, Principal Financial Officer, Controller and Treasurer

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits

Exhibit No.	Description

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350