Form 10-Q
period 2004-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2004-08-13
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest possible date:

Common Stock, $.001 par value	12,430,417 Shares
(Class)	(Outstanding at August 9, 2004)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,049	21,191
Restricted cash	—	12
Accounts receivable, net	5,717	6,474
Current deferred tax asset	1,480	2,714
Other current assets	5,047	3,622

Total current assets	31,293	34,013
Property, plant and equipment, net	117,055	120,258
Goodwill	8,685	8,727
Other intangibles, less accumulated amortization	4,251	4,407
Deferred costs	2,577	3,598
Deferred tax asset	3,228	3,291
Other assets	1,972	2,262

Total assets	$169,061	176,556

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$22,857	21,929
Excess cash amounts due under long-term debt agreement	—	3,820
Accounts payable	1,834	2,263
Accruals	2,722	2,803
Other current liabilities	2,139	2,280
Due to related parties	493	493

Total current liabilities	30,045	33,588
Long-term debt, excluding current installments	77,377	90,839
Deferred credits and other liabilities	4,691	5,770

Total liabilities	112,113	130,197

Commitments and Contingencies	—	—
Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2004 and 2003	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,418,417 shares in 2004 and 12,230,670 in 2003	12	12
Additional paid-in capital	146,305	145,616
Accumulated deficit	(109,480)	(119,548)
Accumulated other comprehensive income	20,111	20,279

Total stockholders’ equity	56,948	46,359

Total liabilities and stockholders’ equity	$169,061	176,556

See accompanying notes to consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Month Periods Ended June 30, 2004 and 2003

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Telephone service revenues, net	$14,690	$14,975	$30,151	$29,992
Operating expenses:
Operating and maintenance expenses	5,623	5,359	11,393	10,680
Depreciation and amortization	3,003	2,886	5,970	5,621

Total operating expenses	8,626	8,245	17,363	16,301

Income from operations	6,064	6,730	12,788	13,691
Other income (expenses):
Foreign exchange (losses) gains, net	(1,724)	(6,305)	1,974	(9,633)
Interest expense	(2,302)	(2,214)	(4,751)	(4,668)
Interest income	664	286	1,250	478
Other, net	66	(205)	135	(189)

Net income (loss) before income taxes	2,768	(1,708)	11,396	(321)
Income tax (expense) benefit	(310)	361	(1,276)	14

Net income (loss)	$2,458	$(1,347)	$10,120	$(307)
Cumulative convertible preferred stock dividends	(26)	(26)	(52)	(52)

Net income (loss) attributable to common stockholders	2,432	(1,373)	10,068	(359)
Comprehensive income adjustments	(1,211)	(565)	(168)	(768)

Total comprehensive income (loss)	$1,221	$(1,938)	$9,900	$(1,127)

Earnings (loss) per common share:
Basic	$0.20	$(0.11)	$0.82	$(0.03)

Diluted	$0.19	$(0.11)	$0.79	$(0.03)

Weighted average number of common shares outstanding:

Basic	12,348,794	12,193,966	12,323,814	12,153,865

Diluted	12,882,306	12,193,966	12,872,001	12,153,865

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2003	12,230,670	$12	—	145,616	(119,548)	20,279	$46,359
Proceeds from exercise of options	172,247	—	—	689	—	—	689
Common stock granted to Employee	15,500	—	—	—	—	—	—
Cumulative convertible preferred stock dividends	—	—	—	—	(52)	—	(52)
Net income	—	—	—	—	10,120	—	10,120
Foreign currency translation adjustment	—	—	—	—	—	(168)	(168)

Balances at June 30, 2004	12,418,417	$12	—	146,305	(109,480)	20,111	$56,948

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Cash Flows

For the Six Month Periods Ended June 30, 2004 and 2003

(In thousands)

(unaudited)

	2004	2003
Net cash provided by operating activities	$14,762	13,705

Cash flows from investing activities:
Construction of telecommunication networks	(3,216)	(1,534)
Decrease in construction deposits	—	310
Grant funding received for capital expenditures	214	—
Proceeds from sale of assets	29	16

Net cash used in investing activities	(2,973)	(1,208)

Cash flows from financing activities:
Repayments of long-term debt	(14,381)	(12,540)
Dividends paid	(52)	—
Proceeds from exercise of options	689	664

Net cash used in financing activities	(13,744)	(11,876)

Effect of foreign exchange rate changes on cash	(187)	(816)

Net (decrease) in cash and cash equivalents	(2,142)	(195)

Cash and cash equivalents at beginning of period	21,191	13,922

Cash and cash equivalents at end of period	$19,049	13,727

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and six month periods ended June 30, 2004 and 2003:

	3 months ended		6 months ended
($ in thousands, except share data)	2004	2003	2004	2003
Net income (loss) attributable to common stockholders (A)	$2,432	$(1,373)	$10,068	$(359)
plus: preferred stock dividends	26	26	52	52

Net income (loss) (B)	$2,458	$(1,347)	$10,120	$(307)

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,348,794	12,193,966	12,323,814	12,153,865
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	533,512	—	548,187	—

Weighted average common shares outstanding – diluted (D)	12,882,306	12,193,966	12,872,001	12,153,865

Net income (loss) per common share:
Basic (A/C)	$0.20	$(0.11)	$0.82	$(0.03)
Diluted (B/D)	$0.19	$(0.11)	$0.79	$(0.03)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

For the three and six month periods ended June 30, 2004, 2,550,000 and 2,530,000 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the periods. For the three and six month periods ended June 30, 2003, common stock equivalents and convertible preferred stock of 3,800,792 were excluded from the computation of diluted net loss per common share because the effect of their inclusion would be anti-dilutive.

(c)	Foreign Currency Translation

The Company uses the Hungarian forint as the functional currency for its Hungarian subsidiary. Accordingly, foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates for the period. The translation of the subsidiary’s forint denominated financial statements into U.S. dollars, as of June 30, 2004, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 207.92 as of December 31, 2003 to 208.76 as of June 30, 2004, an approximate 0.4% decrease in value.

(d)	Stock Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, which allows entities to continue to apply the provisions of Accounting Principles Boards (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” in measuring compensation cost for stock based compensation awards, and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method, as defined in SFAS No. 123, had been applied.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

The Company applies APB Opinion No. 25 and related interpretations in measuring compensation cost under its stock based compensation plans. As a result of a modification to the options of a former employee, the Company recognized compensation expense of $21,000 in 2003 but no corresponding expense in 2004. The Company recognized a $14,000 expense in 2004 as a result of certain grants from its 2004 Long-Term Incentive Plan.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Earnings (Loss)
As reported	2,458	(1,347)	10,120	(307)
Plus: stock-based compensation expense included in reported earnings	—	—	14	21
Less: stock-based compensation expense determined under fair-value method	(37)	(219)	(120)	(429)

Pro forma	2,421	(1,566)	10,014	(715)

Earnings per share - Basic:
As reported	$0.20	$(0.11)	$0.82	$(0.03)
Pro forma	$0.20	$(0.13)	$0.81	$(0.06)

Earnings per share - Diluted
As reported	$0.19	$(0.11)	$0.79	$(0.03)
Pro forma	$0.19	$(0.13)	$0.78	$(0.06)

(2)	Cash and Cash Equivalents

(a)	Cash

At June 30, 2004, cash of $1,938,000 was comprised of the following: $462,000 on deposit in the United States, and $1,476,000 on deposit with banks in Hungary consisting of $49,000 denominated in U.S. dollars, the equivalent of $15,000 denominated in euro and the equivalent of $1,412,000 denominated in Hungarian forints.

Cash equivalents amounted to approximately $17,111,000 at June 30, 2004 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell upon maturity within three months.

(3)	Related Parties

The amount due to related parties totalling $493,000 at June 30, 2004 is due to a subsidiary of Citizens Communications Company, which held 18.6% of the Company’s outstanding common stock as of June 30, 2004 representing cumulative preferred stock dividends in arrears.

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

Other Service and Product Revenues – PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues.

The revenues generated by these products and services for the periods ended June 30 were as follows:

	3 months ended		6 months ended
($ in thousands)	2004	2003	2004	2003
Telephone services	$12,646	$13,219	$26,132	$26,644
Network services	1,627	1,329	3,186	2,541
Other service and product revenues	417	427	833	807

	$14,690	$14,975	$30,151	$29,992

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

Major Customers

For the periods ended June 30, 2004 and 2003, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

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

Annual Concession Fees

The Company’s concession agreements provide for the payment by the Company of annual concession fees of between 0.1% and 2.3% of net telephone service revenues depending on the concession area. The Company accrued the annual concession fee amounts for 2001 of HUF 157 million (approximately $0.8 million at June 30, 2004 exchange rates), but as of June 30, 2004 has not paid this amount. It has neither accrued for nor paid the annual concession fees for 2002, which would total approximately HUF 142 million (approximately $0.7 million at June 30, 2004 exchange rates). The 2001 Communications Act has replaced the concession system with a notification system under which new operators may offer telecommunications services in competition with the Company in the Company’s Operating Areas merely upon notification to the Communications Authority and the payment of a nominal fee of HUF 10,000 (approximately $48 at June 30, 2004 exchange rates). A new operator would require a license if it intended to use radio frequencies, to build its own network or to allocate a number range to subscribers, but the granting of such licenses is by-and-large an administrative matter. The Company paid one-time concession fees to the Hungarian state when the concessions were originally granted and the Company expected that if, after the expiration of the eight-year exclusivity periods, the state were to grant new operators rights to compete against the Company in its Operating Areas, such rights would have been granted following a tender, with the new operators having to pay a more than nominal fee for the rights in the same manner that the Company originally paid for its concessions.

The concession agreements contain an equal treatment clause that explicitly states that the concession company should not be treated in an unequal or

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

(7)	Agreement with KPN NV

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

Since commencing the provision of telecommunications services in 1995, the Company’s network construction and expansion program has added approximately 131,000 net access lines through June 30, 2004 to the approximately 61,000 access lines acquired directly from Magyar Tavkozlesi Rt. (“Matav”), the former State-controlled monopoly telephone company. During the late 1990s, the development and installation of the network in each of the Company’s Operating Areas required significant capital expenditures.

The Company generated cash from operations of $6.8 million during the quarter ended June 30, 2004, up from $6.3 million for the quarter ended June 30, 2003. Now that the Company’s networks are built-out, the ability of the Company to generate sufficient revenues to satisfy cash requirements and maintain profitability will depend upon a number of factors, including the Company’s ability to attract additional customers, while retaining existing customers, both within and outside its operating areas and increased revenues per customer. These factors are expected to be primarily influenced by the success of the Company’s operating and marketing strategies, as well as market acceptance of telecommunications services both within and outside the Company’s Operating Areas. In addition, the Company’s profitability may be affected by changes in the Company’s regulatory environment, macroeconomic factors and other factors that are beyond the Company’s control.

The Company’s results and financial position, reported in U.S. dollars, continue to be significantly affected by movements in the Hungarian forint/U.S. dollar exchange rate.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic and regulatory conditions. The accounting policies the Company believes to be critical to understanding the results of operations and the effect of the more significant judgements and estimates used in the preparation of the consolidated condensed financial statements are the same as those described in its Annual Report on Form 10-K for the year ended December 31, 2003.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Comparison of Three Months Ended June 30, 2004 and Three Months Ended June 30, 2003

The Company’s Hungarian subsidiary’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2004 was 209.30, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2003 of 220.71. When comparing the three months ended June 30, 2004 to the three months ended June 30, 2003, it should be noted that all U.S. dollar reported amounts have been affected by this 5% appreciation in the Hungarian subsidiary’s functional currency.

Net Revenues

	Quarter ended June 30,
(dollars in millions)	2004	2003	% change
Measured service revenues	$7.7	$8.2	(6)
Subscription revenues	6.0	6.1	(2)
Interconnect charges:
Incoming	0.6	0.8	(25)
Outgoing	(2.0)	(2.5)	20

Net	(1.4)	(1.7)	18

Net measured service and subscription revenues	12.3	12.6	(2)
Connection fees	0.5	0.7	(29)
Other operating revenues, net	1.9	1.7	12

Telephone Service Revenues, Net	14.7	15.0	(2)

The Company recorded a 2% decrease in net telephone service revenues for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Measured service revenues decreased in functional currency terms by approximately 11% as a result of a 3% decrease in average access lines in service from approximately 198,500 for the three months ended June 30, 2003 to approximately 192,700 during the three months ended June 30, 2004 as well as an 8% decrease in the minutes of use for some telecommunications services, and a change in the mix of call direction that is primarily attributable to mobile substitution. Due to economic conditions and pricing issues, both within and outside the Company’s operating areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in use during the quarters ended June 30, 2004 and June 30, 2003.

Subscription revenues decreased in functional currency terms by approximately 7% as a result of (i) a 3% decrease in average access lines in service between the two periods; (ii) customer transfers from higher monthly fee subscriptions to lower monthly fee subscriptions; and (iii) 58% lower Universal Service revenues compared to the Universal Service revenues recorded for the quarter ended June 30, 2003.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Included in subscription revenues is $0.2 million for the quarter ended June 30, 2004 and $0.4 million for the quarter ended June 30, 2003 of revenue associated with the Company being a Universal Service Provider. As a Universal Service Provider the Company expects to receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain requirements defined in government regulations. Recent comments by the Hungarian Information and Communications Ministry (‘Ministry’) indicate that they intend to change the entire Universal Service regime in Hungary, which includes the compensation paid to the Company for being a Universal Services Provider. As a result, the Company does not know what its Universal Service revenue may be in the future and what effects they may have on the Company. The Company has a contract with the Ministry pursuant to which the Company is a Universal Services Provider. The Company is accruing for revenues it believes will be collectible. As regulations or the entire regime change, the Company will make adjustments to its revenues, if necessary, to reflect changes in its contract with the Ministry.

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $1.4 million and $1.7 million during the three month periods ended June 30, 2004 and 2003, respectively. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 12% for the three months ended June 30, 2003 to 10% for the three months ended June 30, 2004. This decrease is attributable to decreasing interconnect prices in the Hungarian telecommunications market due to governmental efforts to bring interconnection fees in line with European Union levels.

The 29% decrease in connection fees is due to a large number of subscribers that were connected in 1997 and 1998 when the Company was building its network and the resulting revenues were amortized over a seven year period. The seven year amortization period for a large number of these connection charges is expiring in the current year for which there is no equal corresponding offset by the addition of new subscribers.

Other operating revenues, which include revenues generated from the provision of direct lines, ADSL access, operator services, internet services and other miscellaneous telephone service revenues, increased to $1.9 million for the three months ended June 30, 2004, as compared to $1.7 million for the three months ended June 30, 2003. In functional currency terms, other operating revenues increased approximately 7% for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003. This increase is primarily due to increased leased line, ADSL access and internet revenues between the two periods.

Operating and Maintenance Expenses

	Quarter ended June 30,
(dollars in millions)	2004	2003
Operating and maintenance expenses	$5.6	$5.4

Operating and maintenance expenses increased 4% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. In functional currency terms, operating and maintenance expenses of Hungarotel decreased approximately 4% for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. The 4% decrease is due to the decreasing number of new connection fee charges amortized during the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

three months ended June 30, 2004 in relation to the number of connection fee charges that have been fully amortized. See discussion in connection fees analysis above. In U.S. dollar terms, however, such decrease in costs in functional currency terms has been offset by the 5% appreciation of the Hungarian forint combined with a slight increase in the Company’s U.S. dollar denominated operating expenses between the periods.

Depreciation and Amortization

	Quarter ended June 30,
(dollars in millions)	2004	2003
Depreciation and amortization	$3.0	$2.9

Depreciation and amortization charges increased $0.1 million, or 3%, to $3.0 million for the three months ended June 30, 2004 from $2.9 million for the three months ended June 30, 2003. Depreciation and amortization charges remained consistent in functional currency terms between the two periods.

Income from Operations

	Quarter ended June 30,
(dollars in millions)	2004	2003
Income from operations	$6.1	$6.7

Income from operations decreased by 9% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Contributing to such decrease were lower net telephone service revenues, higher operating and maintenance expenses and higher depreciation and amortization expenses.

Foreign Exchange Losses

	Quarter ended June 30,
(dollars in millions)	2004	2003
Foreign exchange losses	$1.7	$6.3

Foreign exchange losses amounted to $1.7 million and $6.3 million for the three months ended June 30, 2004 and 2003, respectively. The foreign exchange losses for the three months ended June 30, 2004 resulted primarily from the devaluation of the Hungarian forint against the euro on the Company’s average EUR 49.4 million denominated debt outstanding and against the U.S. dollar on the Company’s U.S. dollar 25 million denominated debt outstanding during the period. At June 30, 2004, the Hungarian forint had devalued by approximately 2% against the euro and by approximately 2% against the U.S. dollar, as compared to March 31, 2004 levels. The foreign exchange losses for the quarter ended June 30, 2003 resulted primarily from the devaluation of the Hungarian forint on the Company’s average EUR 63.2 million and U.S. dollar 25 million denominated debt outstanding during the period. At June 30, 2003, the Hungarian forint, as a result of the Hungarian National Bank’s actions during the quarter ended June 30, 2003, and market reactions to such actions, had devalued by approximately 7% against the euro,

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

and by 3% against the U.S. dollar as compared to March 31, 2003 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Quarter ended June 30,
(dollars in millions)	2004	2003
Interest expense	$2.3	$2.2

Interest expense increased by 5% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This $0.1 million increase was the result of (i) higher average interest rates paid on the Company’s borrowings during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003; (ii) the 5% appreciation of the Hungarian forint against the U.S. dollar between the periods when translating Hungarotel’s Hungarian forint denominated interest expense into U.S. dollars; (iii) offset by lower average debt levels outstanding between the periods. As a result of the higher interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations increased from 5.22% for the three months ended June 30, 2003, to 6.43% for the three months ended June 30, 2004, a 23% increase. See “Liquidity and Capital Resources” section below.

Interest Income

	Quarter ended June 30,
(dollars in millions)	2004	2003
Interest income	$0.7	$0.3

Interest income increased 133% for the three months ended June 30, 2004 as compared to three months ended June 30, 2003, due to higher Hungarian forint cash levels and higher interest rates on Hungarian forint deposits between the periods.

Income Tax (Expense) Benefit

	Quarter ended June 30,
(dollars in millions)	2004	2003
Income tax (expense) benefit	$(0.3)	$0.4

The Company recorded a tax expense of $0.3 million for the quarter ended June 30, 2004 compared to the recorded tax benefit of $0.4 million for the quarter ended June 30, 2003. The tax expense has been calculated based upon the estimated effective tax rate for 2004. The Company’s $0.4 million income tax benefit for the quarter ended June 30, 2003 was the result of a $0.4 million current income tax expense resulting from a corporate income tax amendment for the years 1998 and 1999 relating to Hungarotel, and $0.8 million deferred tax benefit as a result of the update of the deferred tax calculation as at June 30, 2003. The corporate income tax amendment was due to a tax audit during the prior year, which established management fees should have been charged between Hungarotel’s legal predecessors.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Net Income (Loss)

	Quarter ended June 30,
(dollars in millions)	2004	2003
Net income (loss)	$2.4	$(1.4)

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $2.4 million, or $0.20 per share, or $0.19 per share on a diluted basis, for the three months ended June 30, 2004 as compared to the net loss attributable to common stockholders of $1.4 million, or $0.11 per share on a basic and diluted basis, recorded for the three months ended June 30, 2003.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

As previously stated, the Company’s Hungarian subsidiary’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2004 was 208.69, as compared to an average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2003 of 223.83. When comparing the six months ended June 30, 2004 to the six months ended June 30, 2003, it should be noted that all U.S. dollar reported amounts have been affected by this 7% appreciation in the Hungarian subsidiary’s functional currency.

Net Revenues

	Year to Date
(dollars in millions)	2004	2003	% Change
Measured service revenues	15.8	16.5	(4)
Subscription revenues	12.3	12.3	0
Interconnect charges:
Incoming	1.3	1.6	(19)
Outgoing	(4.1)	(5.0)	18

Net	(2.8)	(3.4)	18

Net measured service and subscription revenues	25.3	25.4	0
Connection fees	1.1	1.4	(21)
Other operating revenues, net	3.8	3.2	19

Telephone Service Revenues, Net	30.2	30.0	1

The Company recorded a 1% increase in net telephone service revenues for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Measured service revenues decreased in functional currency terms by approximately 10% as a result of a 3% decrease in average access lines in service from approximately 199,300 for the six months ended June 30, 2003 to approximately 193,300 during the six months ended June 30, 2004 as well as, a 7% decrease in the minutes of use for some telecommunications services, and a change in the mix of call direction that is primarily attributable to mobile substitution. Due to economic conditions and pricing issues, both within and outside the Company’s operating areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in use during the six months ended June 30, 2004 and June 30, 2003.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Subscription revenues decreased in functional currency terms by approximately 7% as a result of (i) a 3% decrease in average access lines in service between the two periods; (ii) customer transfers from higher monthly fee subscriptions to lower monthly fee subscriptions; and (iii) 56% lower Universal Service revenues compared to the Universal Service revenues recorded for the six months ended June 30, 2003.

Included in subscription revenues is $0.7 million for the six months ended June 30, 2004 and $1.0 million for the six months ended June 30, 2003 of revenue associated with the Company being a Universal Service Provider. As a Universal Service Provider the Company expects to receive funds from a Hungarian government fund established to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company are based upon the number of customers, which meet certain requirements defined in government regulations. Recent comments by the Ministry indicate that they intend to change the entire Universal Service regime in Hungary, which includes the compensation paid to the Company for being a Universal Services Provider. As a result, the Company does not know what its Universal Service revenue may be in the future and what effects they may have on the Company. The Company has a contract with the Ministry pursuant to which the Company is a Universal Services Provider. The Company is accruing for revenues it believes will be collectible. As regulations or the entire regime change, the Company will make adjustments to its revenues, if necessary, to reflect changes in its contract with the Ministry.

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $2.8 million and $3.4 million during the six month periods ended June 30, 2004 and 2003, respectively. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 12% for the six months ended June 30, 2003 to 10% for the six months ended June 30, 2004. This decrease is attributable to decreasing interconnect prices in the Hungarian telecommunications market due to governmental efforts to bring interconnection fees in line with European Union levels.

The 21% decrease in connection fees is due to a large number of subscribers that were connected in 1997 and 1998 when the Company was building its network and the resulting revenues were amortized over a seven year period. The seven year amortization period for a large number of these connection charges is expiring in the current year for which there is no equal corresponding offset by the addition of new subscribers.

Other operating revenues, which include revenues generated from the provision of direct lines, ADSL access, operator services, internet services and other miscellaneous telephone service revenues, increased to $3.8 million for the six months ended June 30, 2004, as compared to $3.2 million for the six months ended June 30, 2003. In functional currency terms, other operating revenues increased approximately 9% for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. This increase is primarily due to increased leased line, ADSL access and internet revenues between the two periods.

Operating and Maintenance Expenses

	Year-to-date
(dollars in millions)	2004	2003
Operating and maintenance expenses	$11.4	$10.7

Operating and maintenance expenses increased 7% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. In functional currency terms, operating

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

and maintenance expenses of Hungarotel decreased approximately 3% for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The 3% decrease is due to the decreasing number of new connection fee charges amortized during the six months ended June 30, 2004 in relation to the number of connection fee charges that have been fully amortized. See discussion in connection fees analysis above. In U.S. dollar terms, however, such decrease in costs in functional currency terms has been offset by the 7% appreciation of the Hungarian forint combined with a slight increase in the Company’s U.S. dollar denominated operating expenses between the periods.

Depreciation and Amortization

	Year-to-date
(dollars in millions)	2004	2003
Depreciation and amortization	$6.0	$5.6

Depreciation and amortization charges increased 7% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Depreciation and amortization charges remained consistent in functional currency terms between the two periods.

Income from Operations

	Year-to-date
(dollars in millions)	2004	2003
Income from operations	$12.8	$13.7

Income from operations decreased 7% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Contributing to such decrease were higher operating and maintenance expenses and depreciation and amortization expenses partially offset by slightly higher net telephone service revenues.

Foreign Exchange Gains (Losses)

	Year-to-date
(dollars in millions)	2004	2003
Foreign exchange gains (losses)	$2.0	$(9.6)

Foreign exchange gains amounted to $2.0 million for the six months ended June 30, 2004, compared to foreign exchange losses of $9.6 million for the six months ended June 30, 2003. The foreign exchange gains, for the six months ended June 30, 2004, resulted primarily from the appreciation of the Hungarian forint against the euro on the Company’s average EUR 50.4 million debt outstanding during the period. At June 30, 2004, the Hungarian forint had appreciated by approximately 4% against the euro as compared to December 31, 2003 levels. The foreign exchange losses for the six months ended June 30, 2003 resulted primarily from the devaluation of the Hungarian forint against the euro and U.S. dollar on the Company’s average EUR 64.0 million and U.S. dollar 25 million denominated debt outstanding during the period. At June 30, 2003, the Hungarian forint, as a result of the Hungarian National Bank’s actions

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

during the period and market reactions to such actions, had devalued by approximately 11% against the euro, and by 3% against the U.S. dollar as compared to December 31, 2002 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Year-to-date
(dollars in millions)	2004	2003
Interest expense	$4.8	$4.7

Interest expense increased 2% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This $0.1 million increase was the result of (i) higher average interest rates paid on the Company’s borrowings during the six months ended June 30, 2004 compared to the six months ended June 30, 2003; (ii) the 7% appreciation of the Hungarian forint against the U.S. dollar between the periods when translating Hungarotel’s Hungarian forint denominated interest expense into U.S. dollars; (iii) offset by lower average debt levels outstanding between the periods. As a result of the higher interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations increased from 5.70% for the six months ended June 30, 2003, to 6.56% for the six months ended June 30, 2004, a 16% increase. See “Liquidity and Capital Resources” section below.

Interest Income

	Year-to-date
(dollars in millions)	2004	2003
Interest income	$1.3	$0.5

Interest income increased 160% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, due to higher Hungarian forint cash levels and higher interest rates on Hungarian forint deposits between the periods.

Income Tax Expense

	Year-to-date
(dollars in millions)	2004	2003
Income tax expense	$1.3	$—

The tax expense has been calculated based upon the estimated effective tax rate for 2004. The Company recorded a $0.4 million current income tax expense and a $0.4 million deferred tax benefit for the six months ended June 30, 2003, with a net result of no expense recorded for the period. The $0.4 million current income tax expense resulted from a corporate income tax amendment for the years 1998 and 1999 relating to Hungarotel. This amendment resulted from the prior year’s tax audit, which established management fees should have been charged between Hungarotel’s legal predecessors. $0.4 million in deferred tax benefit resulted from the update of the deferred tax calculation as at June 30, 2003.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Net Income (Loss)

	Year-to-date
(dollars in millions)	2004	2003
Net income (loss)	$10.1	$(0.4)

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $10.1 million, or $0.82 per share, or $0.79 per share on a diluted basis, for the six months ended June 30, 2004 as compared to a net loss attributable to common stockholders of $0.4 million, or $0.03 per share on a basic and diluted basis, for the six months ended June 30, 2003.

Liquidity and Capital Resources

The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in the areas in which the Company operates required significant capital expenditures ($208.3 million at historical exchange rates through June 30, 2004). Since the end of 1998, the Company’s networks have had the capacity, with normal additional capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within the areas in which it operates.

Net cash provided by operating activities totalled $14.8 million during the six months ended June 30, 2004, compared to $13.7 million during the six months ended June 30, 2003. This $1.1 million increase is primarily due to the 7% appreciation of the Hungarian forint against the U.S. dollar between the two periods. For the six months ended June 30, 2004 and 2003, the Company used $3.0 million and $1.2 million, respectively, in investing activities, which was primarily used to fund additions to the Company’s telecommunications networks. Financing activities used net cash of $13.7 million during the six months ended June 30, 2004 compared to $11.9 million for the six months ended June 30, 2003. The cash used by financing activities was for the scheduled repayment of the Company’s short-term and long-term debt obligations. Of these amounts, $3.8 and $2.6 million, respectively, were the payments of excess cash due under the Company’s long-term debt agreement as a result of financial performance during 2003 and 2002, respectively.

On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the “Debt Agreement”) with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at historical exchange rates). As of June 30, 2004, the Company has repaid approximately $67.8 million, at historical exchange rates, of the original EUR 129 million drawn down. The Company believes that its current cash flow will allow it to meet its working capital needs, including its obligations under the Debt Agreement.

The Company’s major contractual cash obligations as disclosed in its December 31, 2003 Form 10-K filing have not materially changed as of June 30, 2004. The Company’s ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under the Company’s Debt Agreement, the Company must maintain certain levels of earnings before interest, foreign exchange gains/losses, taxes, depreciation and amortization and cash flow in

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

order to comply with its debt covenant ratios as set out in the Debt Agreement. The ratios are calculated based on the Company’s U.S. dollar consolidated financial statements translated into euros. This exposes the Company to the possible risk of not meeting its debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of its Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While management seeks to manage the business to be in compliance with the Debt Agreement and related covenants, the Company operates in a regulated environment which is subject to many factors outside of management’s control (i.e. the government’s political, social and public policy agenda). The Company’s liquidity may also be affected by exchange rate fluctuations due to approximately 74% of its debt not being denominated in Hungarian forints. The Company attempts to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts.

Inflation and Foreign Currency

In May 2001, the Hungarian National Bank widened the trading band the Hungarian forint is allowed to trade within from +/- 2.25% of the mid-point of the band to +/- 15%. This widening caused the Hungarian forint to initially appreciate in value against the euro by approximately 4%. Subsequent to the band widening, and without any notice, in June 2001 the Hungarian National Bank lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. This lifting of all remaining foreign exchange restrictions caused much interest by foreign investors in Hungarian State bonds and caused the Hungarian forint to begin appreciating against the euro and U.S. dollar. During 2002, with high real interest rates, the Hungarian forint continued its appreciation against the euro and U.S. dollar that began in the summer of 2001. The strength of the Hungarian forint was welcomed by the Hungarian National Bank, as it allowed Hungary to keep within its inflation targets. The appreciation of the Hungarian forint caused the Company to experience large unrealized foreign exchange gains, related to the re-measurement of the Company’s euro and U.S. dollar denominated debt during 2001 and 2002. In June 2003, the Hungarian National Bank, in consultation with the Government, moved the mid-point of the trading band, which immediately devalued the Hungarian forint by 2.26%, and caused confusion and uncertainty within the financial markets. Subsequent to the moving of the mid-point, the Hungarian National Bank raised interest rates 3%, which further confused the financial markets. Due to the abrupt change in Hungarian National Bank policy, from encouraging a strong currency to seeking a slightly less strong currency, and the financial market reactions thereto, volatility of the Hungarian forint increased. At the end of November 2003, the Hungarian National Bank increased interest rates by another 3% to defend the Hungarian forint against foreign currencies. The Hungarian National Bank attributed its decision to the high budgetary deficit, but private consumption had also increased heavily in Hungary so that foreign funds were necessary to finance the deficits. As a result, the Company recognized a significant foreign exchange loss for the year ended December 31, 2003, which principally reflected the 10% devaluation of the Hungarian forint against the euro between January 1 and December 31, 2003, being partially offset by an 8% appreciation of the Hungarian forint against the U.S. dollar compared to December 31, 2002. During the first six months of 2004, the market was less volatile, the high Hungarian forint interest rates attracted foreign investors back into the market and the Hungarian forint appreciated against the euro and remained nearly consistent against the U.S. dollar. As a result of this strengthening, the Company recorded an exchange gain of $2.0 million for the six months ended June 30, 2004. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

The Company’s Hungarian operations generate revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominantly in Hungarian forints but also in U.S. dollars and euros. In addition, certain items in the Company’s balance sheet accounts are denominated in currencies other than the Hungarian forint, the functional currency of the Company’s Hungarian subsidiary. Accordingly, when such accounts are translated into Hungarian forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income. When the subsidiary’s forint-denominated financial statements are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

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

Market Risk Exposure

Currency Exchange Rate Risks

The Company is exposed to various types of risk in the normal course of its business, including the risk from foreign currency exchange rate fluctuations. Company operations, including all revenues and approximately 86% of operating expenses are Hungarian forint based. Therefore, the Company is subject to exchange rate risk with respect to its non-Hungarian forint denominated expenses due to the variability between the Hungarian forint and the U.S. dollar and euro. The Company is also exposed to exchange rate risk since the Company has debt obligations in euro and U.S. dollar. If the Hungarian forint weakens in the currency exchange markets vs. the U.S. dollar or euro, the Company would have to generate more revenue in Hungarian forint to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 262.23 as of December 31, 2003 to 253.23 as of June 30, 2004, an approximate 4% appreciation in value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate changed from 207.92 as of December 31, 2003 to 208.76 as of June 30, 2004, an approximate 0.4% decrease in value of the Hungarian forint versus the U.S. dollar.

The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The Company’s policy is to consider utilizing euro forward contracts or purchases of euro in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company’s long-term debt obligations. Forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euro at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The Company also considers utilizing U.S. dollar forward contracts or purchases of U.S. dollars in advance to

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

reduce its exposure to exchange rate risks associated with payments in U.S. dollars connected to interest payments on the U.S. dollar debt. Due to the current level of interest payments in U.S. dollars, the Company has determined that the corresponding exchange rate risk has not been significant to date and, therefore, the Company has not entered into any forward contracts for U.S. dollar debt related payments. The Company did not have any open foreign currency forwards at June 30, 2004. Company policy requires that counterparties to the Company’s foreign currency forward contracts are substantial and creditworthy multinational commercial banks, which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material. Due to its limited exposure with respect to non-Hungarian forint denominated expenses, the Company has not entered into any agreements to manage its foreign currency risks related to such expenses but the Company continues to monitor the exchange rate risk related to such expenses.

Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, exchange rate fluctuations in operational currencies can have a significant impact on the financial statements in connection with foreign exchange gain/losses and the resulting debt balances.

For example, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase by $2.6 million assuming that the U.S. dollar/forint rate did not change. A 5% change in the Hungarian forint/U.S. dollar rate along with a 5% change in Hungarian forint/euro rates would result in a $2.5 million to $2.8 million increase in the debt balance or a decrease of $2.5 million to $2.8 million. The foreign exchange gain or loss effect would be $2.6 million based on a 5% change in the Hungarian forint/euro exchange rates.

If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, there would be a $1.3 million foreign exchange gain or loss recorded on the U.S. dollar denominated debt.

In connection with the Hungarian forint denominated debt, a 5% change in Hungarian forint/U.S. dollar rates would result in either a decrease of $1.2 million in the forint denominated debt or an increase of $1.4 million based on the Hungarian forint/U.S. dollar rate as at June 30, 2004.

Interest Rate Risks

The Company is also exposed to interest rate risks because its outstanding debt obligations accrue interest at variable rates tied to market interest rates. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. If a 1% change in the BUBOR interest rate were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s June 30, 2004 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.5 million annually based upon the Company’s June 30, 2004 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s June 30, 2004 debt level. The Company evaluates market interest rate and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

institutions on hedging instruments. Given the current low interest rates as well as the historical costs of hedging instruments, the Company is not utilizing nor does it have any open interest rate hedging instruments at June 30, 2004.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical facts are forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s estimates and assumptions and are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Words such as “believes”, “anticipates”, “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which the Company reviews continuously. For all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those factors discussed elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other reports filed with the Securities and Exchange Commission, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	Changes in the growth rate of the overall Hungarian, European Union and Central and Eastern European economy such that inflation, interest rates, currency exchange rates, business investment and consumer spending are impacted;

•	Materially adverse changes in economic conditions in Hungary and Central Europe;

•	Material changes in available technology;

•	The effect of Hungarian regulatory and legislative initiatives and proceedings including those relating to the terms of interconnection, access charges, universal service, unbundled networks, resale rates and the continued liberalization of the Hungarian telecommunications marketplace;

•	Changes in European Union laws and regulations, which may require Hungary and other countries to revise their telecommunications laws;

•	The overall effects of competition in the markets for the services that the Company currently provides and competition in the markets for services that the Company may enter into;

•	The entry into the Company’s markets by new competitors;

•	The final outcome of certain legal proceedings affecting the Company;

•	The Company’s accounting policies which are subject to regulatory review;

•	The timing and profitability of the Company’s entry into new markets;

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

•	Employee retention;

•	The Company’s ability to successfully integrate businesses or companies that the Company may acquire into the Company’s operations;

•	Changes in interest rates;

•	Changes in the currency exchange markets particularly in the Hungarian forint-euro exchange rate, the Hungarian forint-U.S. dollar exchange rate and the euro-U.S. dollar exchange rate which affect the Company’s financial statements and its ability to repay debt;

•	Changes in the Hungarian political system;

•	The Company’s relationships with some of its significant stockholders; and

•	The Company’s dependence on cash flow from its subsidiary and certain restrictions on the payment of dividends by the subsidiary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is contained under the heading “Market Risk Exposure” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that the Company is able to record, process, summarize and report the information that the Company is required to disclose in the reports that the Company files with, or submits to, the SEC within the required time periods. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 1. Legal Proceedings

Fazis

As reported in Item 3. “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company was involved in legal proceedings with Fazis, a Hungarian contractor. As reported, Fazis’ claim was dismissed and Fazis had until late April 2004 to file a request with the Hungarian Supreme Court to review the appellate court’s dismissal. Fazis did not file such a request. Therefore, the proceedings have now been terminated.

As reported in Item 3. “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company was involved in legal proceedings with Reorg Rt. (“Reorg”). In April 2004 the Hungarian Court of Appeal upheld the ruling of the Hungarian Metropolitan Court dismissing Reorg’s claim. Therefore, the proceedings have now been terminated.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Default Upon Senior Securities

(a)	None.

(b)	On May 12, 1999, the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share to a subsidiary of Citizens Communications Company. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of June 30, 2004, the total arrearage on the Preferred Shares was $493,000.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Registrant was held on May 19, 2004.

(b)	Not Applicable.

(c)	First Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Election of Directors

	Votes Cast For	Votes Withheld
Ole Bertram	11,197,005	189,517
Daryl A. Ferguson	11,350,587	35,935
Thomas Gelting	11,350,587	35,935
Torben V. Holm	11,350,587	35,935
John B. Ryan	11,350,087	36,435
William E. Starkey	11,313,987	72,535
Leonard Tow	11,350,087	36,435

Second Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Ratification of the appointment of KPMG Hungaria Kft. as auditors of the Registrant for the fiscal year ending December 31, 2004.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

For	Against	Abstain
11,368,137	16,760	1,625

Third Matter Voted on at the Annual Meeting of Stockholders of the Registrant: The approval of the Registrant’s proposed 2004 Long-Term Incentive Plan.

For	Against	Abstain	Broker Non-Votes
8,760,196	129,860	23,725	2,472,741

(d)	Not Applicable.

Item 5. Other Information

(a)	None

(b)	None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Number	Description
	2	Plan of acquisition, reorganization, arrangement, liquidation or succession (None)

	3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

	3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

	4.1	Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant’s Registration Statement on From SB-2 filed on October 27, 1994 and incorporated herein by reference (File #33-80676)

	4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

	10	Material Contracts (none)

	11	Statement re computation of per share earnings (not required)

	15	Letter re unaudited interim financial information (not required)

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

18	Letter re change in accounting principles (none)

19	Report furnished to security holders (none)

22	Published report regarding matters submitted to vote of security holders (not required)

24	Power of Attorney (not required)

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

(b)	Reports on Form 8-K

On May 17, 2004, the Registrant filed a report on Form 8-K furnishing under Item 12 “Results of Operations and Financial Condition” its Press Release dated May 17, 2004 announcing the Registrant’s first quarter 2004 financial results.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

August 9, 2004	By:	/s/ Ole Bertram
Ole Bertram
President and Chief Executive Officer

August 9, 2004	By:	/s/ William McGann
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