Form 10-Q
period 2004-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2004-11-15
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest possible date:

Common Stock, $.001 par value	12,680,417 Shares
(Class)	(Outstanding at November 12, 2004)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,175	21,191
Restricted cash	—	12
Accounts receivable, net	5,385	6,474
Current deferred tax asset	1,025	2,714
Other current assets	4,935	3,622

Total current assets	40,520	34,013
Property, plant and equipment, net	119,577	120,258
Goodwill	9,114	8,727
Other intangibles, less accumulated amortization	4,354	4,407
Deferred costs	2,326	3,598
Deferred tax asset	3,231	3,291
Other assets	1,904	2,262

Total assets	$181,026	176,556

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$23,405	21,929
Excess cash amounts due under long-term debt agreement	—	3,820
Accounts payable	3,037	2,263
Accruals	3,749	2,803
Other current liabilities	2,216	2,280
Due to related parties	519	493

Total current liabilities	32,926	33,588
Long-term debt, excluding current installments	79,018	90,839
Deferred credits and other liabilities	4,501	5,770

Total liabilities	116,445	130,197

Commitments and Contingencies	—	—
Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2004 and 2003	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,430,417 shares in 2004 and 12,230,670 in 2003	13	12
Additional paid-in capital	146,417	145,616
Accumulated deficit	(104,207)	(119,548)
Accumulated other comprehensive income	22,358	20,279

Total stockholders’ equity	64,581	46,359

Total liabilities and stockholders’ equity	$181,026	176,556

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Operations and Comprehensive Income

For the Three and Nine Month Periods Ended September 30, 2004 and 2003

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Telephone service revenues, net	$14,355	$14,246	$44,506	$44,238
Operating expenses:
Operating and maintenance expenses	6,121	5,090	17,514	15,770
Depreciation and amortization	3,087	2,752	9,057	8,373

Total operating expenses	9,208	7,842	26,571	24,143

Income from operations	5,147	6,404	17,935	20,095
Other income (expenses):
Foreign exchange gains (losses), net	2,507	4,568	4,481	(5,065)
Interest expense	(2,163)	(2,178)	(6,914)	(6,846)
Interest income	571	295	1,821	773
Other, net	(93)	(171)	42	(360)

Net income before income taxes	5,969	8,918	17,365	8,597
Income tax (expense)	(669)	(507)	(1,945)	(493)

Net income	$5,300	$8,411	$15,420	$8,104
Cumulative convertible preferred stock dividends	(27)	(27)	(79)	(79)

Net income attributable to common stockholders	5,273	8,384	15,341	8,025
Comprehensive income adjustments	2,247	2,110	2,079	1,342

Total comprehensive income	$7,520	$10,494	$17,420	$9,367

Earnings per common share:
Basic	$0.42	$0.69	$1.24	$0.66

Diluted	$0.41	$0.65	$1.20	$0.63

Weighted average number of common shares outstanding:

Basic	12,429,504	12,195,680	12,359,301	12,167,957

Diluted	12,956,570	12,938,269	12,900,342	12,877,024

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2003	12,230,670	$12	—	145,616	(119,548)	20,279	$46,359
Proceeds from exercise of options	172,247	—	—	689	—	—	689
Common stock granted to Employee/Directors	27,500	1	—	112	—	—	113
Cumulative convertible preferred stock dividends	—	—	—	—	(79)	—	(79)
Net income	—	—	—	—	15,420	—	15,420
Foreign currency translation adjustment	—	—	—	—	—	2,079	2,079

Balances at September 30, 2004	12,430,417	$13	—	146,417	(104,207)	22,358	$64,581

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Condensed Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2004 and 2003

(In thousands)

(unaudited)

	2004	2003
Net cash provided by operating activities	$24,787	22,593

Cash flows from investing activities:
Construction of telecommunication networks	(4,059)	(2,542)
Decrease in construction deposits	—	307
Grant funding received for capital expenditures	223	—
Proceeds from sale of assets	37	17

Net cash used in investing activities	(3,799)	(2,218)

Cash flows from financing activities:
Repayments of long-term debt	(14,381)	(12,540)
Preferred dividends paid	(52)	—
Proceeds from exercise of options	689	664

Net cash used in financing activities	(13,744)	(11,876)

Effect of foreign exchange rate changes on cash	740	624

Net increase in cash and cash equivalents	7,984	9,123

Cash and cash equivalents at beginning of period	21,191	13,922

Cash and cash equivalents at end of period	$29,175	23,045

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant”) and its consolidated subsidiary, Hungarotel Tavkozlesi Rt., (“Hungarotel”), together the “Company” include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair statement. Results for interim periods are not necessarily indicative of the results for a full year. All material intercompany balances and transactions have been eliminated.

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

Earnings per share (“EPS”) is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, or preferred securities were converted and the proceeds were used to acquire shares of common stock at the average market price during the reporting period.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and nine month periods ended September 30, 2004 and 2003:

	3 months ended		9 months ended
	2004	2003	2004	2003
	($ in thousands, except share data)
Net income attributable to common stockholders (A)	$5,273	$8,384	$15,341	$8,025
plus: preferred stock dividends	27	27	79	79

Net income (B)	$5,300	$8,411	$15,420	$8,104

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,429,504	12,195,680	12,359,301	12,167,957
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	527,066	742,589	541,041	709,067

Weighted average common shares outstanding – diluted (D)	12,956,570	12,938,269	12,900,342	12,877,024

Net income per common share:
Basic (A/C)	$0.42	$0.69	$1.24	$0.66
Diluted (B/D)	$0.41	$0.65	$1.20	$0.63

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

For the three and nine month periods ended September 30, 2004, 2,550,000 and 2,530,000 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. For the three and nine month periods ended September 30, 2003, stock options and warrants of 2,530,000 and 2,550,000 respectively were excluded from the computation of diluted net loss per common share because the effect of their inclusion would be anti-dilutive.

(c)	Foreign Currency Translation

The Company uses the Hungarian forint as the functional currency for its Hungarian subsidiary. Accordingly, foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates for the period. The translation of the subsidiary’s forint denominated financial statements into U.S. dollars, as of September 30, 2004, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 207.92 as of December 31, 2003 to 200.52 as of September 30, 2004, an approximate 4% increase in value.

(d)	Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock based compensation awards granted under its Long-Term Incentive Plan.

The Company adopted the pro forma disclosure requirements of Statement No. 123, “Accounting for Stock-Based Compensation” and related pronouncements. The fair values of these stock options were estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option valuation method was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Had compensation cost for the Company’s stock option plans been determined based on fair value consistent with the methodology of Statement No. 123, the Company’s net income and earnings per share for each period would have been adjusted to the pro forma amounts indicated in the following table. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period.

As a result of a modification to the options of a former employee, the Company recognized compensation expense of $21,000 in 2003 but no corresponding expense in 2004. The Company recognized a $42,000 expense in 2004 as a result of certain stock grants from its 2004 Long-Term Incentive Plan.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net Income
As reported	5,273	8,384	15,341	8,025
Plus: stock-based compensation expense included in reported earnings	28	—	42	(21)
Less: stock-based compensation expense determined under fair-value method	(237)	(255)	(408)	(631)

Net Income
Pro forma	5,064	8,129	14,975	7,373

Earnings per share - Basic:
As reported	$0.42	$0.69	$1.24	$0.66
Pro forma	$0.41	$0.67	$1.21	$0.61
Earnings per share - Diluted
As reported	$0.41	$0.65	$1.20	$0.63
Pro forma	$0.39	$0.63	$1.16	$0.57

In May 2004 the Company’s stockholders approved the Company’s proposed 2004 Long-Term Incentive Plan (“2004 Plan”). Upon adoption of the 2004 Plan, the Company agreed not to issue any more options from either the Company’s 2002 Incentive Stock Option Plan (“2002 Plan”) or the Company’s Non-Employee Director Stock Option Plan (“Director Plan”). The remaining shares of the Company’s common stock which were reserved for issuance pursuant to options to be granted under the 2002 Plan and the Director Plan were rolled over to the 2004 Plan.

Effective October 2004, the Company amended the 2002 Plan and the Director Plan to allow the remaining options outstanding under such plans to be governed by terms similar to those contained in the 2004 Plan with respect to the exercise of options, tax withholding and the period in which option holders no longer associated with the Company could exercise their options. Holders of options under the 2002 Plan and the Director Plan may now exercise their outstanding options and pay the exercise price, in whole or in part, pursuant to a “net share settlement to which the option holder elects to have shares of stock withheld upon exercise to pay the option exercise price. Option holders may also have a portion of such shares issuable upon exercise withheld for the payment of taxes attributable to the option exercise. As a result of such amendments, effective October 1, 2004, the Company accounts for all of its outstanding options under the variable method of accounting. The variable method of accounting requires the Company to accrue an expense or a forfeiture as the market price of the Company’s common stock changes.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

(2)	Cash and Cash Equivalents

(a)	Cash

At September 30, 2004, cash of $2,466,000 was comprised of the following: $447,000 on deposit in the United States, and $2,019,000 on deposit with banks in Hungary consisting of $41,000 denominated in U.S. dollars, the equivalent of $16,000 denominated in euro and the equivalent of $1,962,000 denominated in Hungarian forints.

Cash equivalents amounted to approximately $26,709,000 at September 30, 2004 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell upon maturity within three months.

(3)	Related Parties

The amount due to related parties totalling $519,000 at September 30, 2004, represents cumulative preferred stock dividends in arrears and is due to TDC A/S (“TDC”), which held 42.2% of the Company’s outstanding common stock (60% of the Company’s preferred shares) and Ashmore Investment Management and its Affiliates (“Ashmore”), which held 22.1% of the Company’s outstanding common stock (40% of the Company’s preferred shares) as of September 30, 2004.

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

Other Service and Product Revenues – PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues.

The revenues generated by these products and services for the periods ended September 30 were as follows:

	3 months ended		9 months ended
	2004	2003	2004	2003
	($ in thousands)
Telephone services	$12,183	$12,574	$38,316	$39,218
Network services	1,690	1,278	4,876	3,819
Other service and product revenues	482	394	1,314	1,201

	$14,355	$14,246	$44,506	$44,238

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(unaudited)

Major Customers

For the periods ended September 30, 2004 and 2003, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

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

Annual Concession Fees

Under the historical regulatory structure in which the Company received its operating licenses it paid a one-time concession fee and was required to pay annual concession fees based on net telephone service revenues that varied between 0.1% and 2.3% depending on the concession area. In 2001, the Hungarian government made changes to the Communications Act, whereby the concession system was replaced with a notification system. Under the notification system, other telecommunications providers can enter the Company’s markets by paying a nominal fee. The Company believes that this change violated the terms upon which it received its concessions which would have required competitors entering the Company’s markets to pay fees similar to the Company. Therefore, the Company has accrued but withheld the payment of concession fees in the amount of HUF 157 million (approximately $0.8 million at September 30, 2004 exchange rates) for 2001 and believes that it does not owe any more concession fees for 2002 and future periods. The Company is currently in discussions with the Ministry regarding the mutual termination or amendment of its concession agreements.

The Company and its subsidiary are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and the issue described above will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

(7)	Proposed PanTel Acquisition

On September 27, 2004, the Company entered into certain agreements with KFKI Investment Ltd. and its affiliates (“KFKI”) (the “KFKI Agreements”). The KFKI Agreements, along with agreements that the Company had previously entered into with Royal KPN NV (“KPN”), dated May 4, 2004 (the “KPN Agreement”), and MAV Rt. (“MAV”), dated July 14, 2004 (the “MAV Agreement”, and together with the KPN Agreement and the KFKI Agreements, the “PanTel Agreements”), provide through a series of transactions for the purchase by the Company of substantially all of the assets, and assumption by the Company of substantially all of the liabilities, including all the outstanding debt, of PanTel Rt. (“PanTel”) for an aggregate cash purchase price of 26.9 million euros (approximately $33.2 million as of September 30, 2004) and 250,000 shares of the Company’s common stock. The PanTel Agreements provide for the Company to continue to operate the business under the PanTel brand name.

The transactions contemplated by the KPN Agreement involve a complex process with three critical “stages” concluding with the purchase by the Company of KPN’s 75.1% interest in the PanTel business. The conditions to the completion of the first stage included, among others, the purchase by the Company of MAV’s and KFKI’s equity stakes in PanTel, 10.1% and 14.8%, respectively, approvals from each of the Company’s and PanTel’s bank creditors and the Hungarian Competition Authority to the transactions contemplated by the PanTel Agreements and the assurance to the continued use by the Company of PanTel’s critical rights-of-way.

The second stage provides for PanTel to transfer substantially all of its assets and liabilities to an existing subsidiary in order to effectuate the final structure of the overall acquisition. On completion of the third stage the Company will take full ownership and control of 100% of the subsidiaries of PanTel, thereby purchasing the existing business of PanTel.

The conditions of the third stage must be fulfilled or waived by June 30, 2005 and, if not fulfilled or waived by such date, then the Company and KPN shall have certain rights to alter or terminate the transactions contemplated by the KPN Agreement.

PanTel is Hungary’s leading alternative telecommunications provider that has a fiber optical backbone telecommunications network covering all of Hungary. PanTel principally provides voice and data services to business customers throughout Hungary in competition with Magyar Tavkozlesi Rt., the formerly State controlled monopoly, and other newer entrants into these markets.

(8)	Subsequent Event

On November 10, 2004, the final conditions of the first stage of the PanTel acquisition were fulfilled as the Company purchased MAV’s and KFKI’s equity stakes in PanTel, 10.1% and 14.8%, respectively, for an aggregate cash purchase price of 9.9 million euros (approximately $12.6 million as of September 30, 2004) and 250,000 unregistered shares of the Company’s common stock. The Company funded the 9.9 million euro cash purchase price paid to KFKI and MAV from its working capital. The Company did not, however,

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

assume control of the management of PanTel as contemplated by the KPN Agreement. The Company expects to complete the third stage which provides for the Company to take full ownership and management control of PanTel around the end of the year.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant” and, together with its consolidated subsidiary, the “Company”) is engaged primarily in the provision of telecommunications services through its operating subsidiary, Hungarotel Tavkozlesi Rt. (“Hungarotel”). The Company earns substantially its entire telecommunications revenue from measured service fees, monthly line rental fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer’s discretion).

Since commencing the provision of telecommunications services in 1995, the Company’s network construction and expansion program has added approximately 130,000 net access lines through September 30, 2004 to the approximately 61,000 access lines acquired directly from Magyar Tavkozlesi Rt. (“Matav”), the formerly State controlled monopoly telephone company. During the late 1990s, the development and installation of the network in each of the Company’s Operating Areas required significant capital expenditures.

The primary risks facing the Company are the ability to retain existing customers and attract new customers in a highly competitive market that is constantly in flux due to a challenging regulatory environment, new competitive fixed line telephony entrants, mobile telephony penetration and macroeconomic factors. These risks will be addressed by the success of the Company’s operating and marketing strategies, as well as market acceptance of telecommunications services both within and outside the Company’s Operating Areas. The Company is further seeking to solidify and expand its presence in the Hungarian telecommunications market through strategic merger, acquisition or alliance opportunities. For example, the recently announced proposed acquisition of PanTel will provide the Company with significant market opportunities in the business communications market. The Company is also continuing to explore wireless service solutions so that it can be a full service provider in Hungary thereby providing traditional fixed line, data and wireless telephony for residential and business customers.

The Company’s results and financial position, reported in U.S. dollars, continue to be significantly affected by movements in the Hungarian forint/U.S. dollar exchange rate.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated condensed financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic and regulatory conditions. The accounting policies the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Company believes to be critical to understanding the results of operations and the effect of the more significant judgements and estimates used in the preparation of the consolidated condensed financial statements are the same as those described in its Annual Report on Form 10-K for the year ended December 31, 2003.

Comparison of Three Months Ended September 30, 2004 and Three Months Ended September 30, 2003

The Company’s Hungarian subsidiary’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2004 was 203.63, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2003 of 230.91. When comparing the three months ended September 30, 2004 to the three months ended September 30, 2003, it should be noted that all U.S. dollar reported amounts have been affected by this 13% appreciation in the Hungarian subsidiary’s functional currency.

Net Revenues

	Quarter ended September 30,
(dollars in millions)	2004	2003	% change
Measured service revenues	7.6	7.7	(1)
Subscription revenues	5.9	5.7	4
Interconnect charges:
Incoming	0.5	0.9	(44)
Outgoing	(2.1)	(2.3)	9

Net	(1.6)	(1.4)	(14)

Net measured service and subscription revenues	11.9	12.0	(1)
Connection fees	0.4	0.6	(33)
Other operating revenues, net	2.1	1.6	31

Telephone Service Revenues, Net	14.4	14.2	1

The Company recorded a 1% increase in net telephone service revenues for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Measured service revenues decreased in functional currency terms by approximately 13% as a result of:

•	3% decrease in average access lines in service from approximately 196,600 for the three months ended September 30, 2003 to approximately 191,400 during the three months ended September 30, 2004. Approximately 2.5% of the 3.0% decrease occurred in the residential customer group as a result of further mobile penetration and economic conditions that resulted in some customers not being able to afford telephony services in general or customers who choose to continue with their mobile service and drop their fixed line service when deciding to reduce their communication costs. The remaining 0.5% of the 3% decrease is attributed to business customers due primarily to increased competition from fixed line operators through carrier pre-selection as well as mobile providers;

•	An overall decrease in call minutes by 5.4% that is partially correlated to the decrease in the number of lines serviced over the same period in the prior year. Internet usage was

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

the only service to increase in terms of minutes of use over the same period in the prior year. Calls from the Company’s customers to mobile subscribers decreased by 12% over the prior year, representing the greatest decrease out of all of the Company’s call services. The decrease is attributed to increased competition from mobile providers who offer mobile to mobile calls at rates that are lower than fixed line to mobile rates.

•	As of June 2004 the Company began offering discounts off of its listed call tariffs to some of its significant business customers;

•	Off-peak call minutes decreased at an overall rate of 0.5% compared to that of peak call minutes that decreased by 8.1% compared to the prior year. This trend would indicate that some business customers switched to the Company’s competitors through carrier pre-selection as the bulk of call minutes during peak hours are used by business customers.

The Company is focusing on retaining its existing business customer base by offering discounts to its listed call tariffs in exchange for fixed term contracts. To a lesser extent the Company will also be promoting higher margin products such as ADSL connections to customers within the network. Penetration for higher cost products like ADSL connections is expected to be limited due to the economic conditions in the Company’s operating areas. The Company also plans to enter competitors’ markets to provide lower cost fixed line services. Due to economic conditions and pricing issues, both within and outside the Company’s Operating Areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in use during the quarters ended September 30, 2004 and September 30, 2003 apart from the business customer discounts described above.

Subscription revenues decreased in functional currency terms by approximately 8% as a result of (i) a 3% decrease in average access lines in service between the two periods; (ii) customer transfers from higher monthly fee subscriptions to lower monthly fee subscriptions; and (iii) no Universal Service revenues recorded for the quarter ended September 30, 2004 compared to $0.3 million for the quarter ended September 30, 2003.

No Universal Service revenues were accrued for the three months ended September 30, 2004. Previously, the Hungarian government set up a Universal Services fund to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company from the Universal Services Fund were based upon the number of customers, which meet certain requirements defined in government regulations. The Company believes its prior contract, which expired June 30, 2004, continues to apply to the revenues that have been accrued up to June 30, 2004. The Company is currently in the final stages of negotiating a new Universal Service Provider agreement with the Ministry. Under this new agreement, as a result of the strict conditions stipulated to receive funds for being a Universal Services Provider, the Company does not expect to receive any money in the future for being a Universal Services Provider.

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $1.6 million and $1.4 million during the three month periods ended September 30, 2004 and 2003, respectively. The Company is paid a per minute interconnection fee for completing long distance wireline and mobile calls over the Company’s network to the Company’s customers (incoming). The Company pays interconnection fees to other national

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

wireline and mobile operators to terminate calls from the Company’s customers (outgoing). As a percentage of measured service and subscription revenues, net interconnect charges have increased from 10% for the three months ended September 30, 2003 to 12% for the three months ended September 30, 2004. This increase results from unbalanced movements in the incoming and outgoing interconnect prices in the Hungarian telecommunications market due to governmental efforts to bring interconnection fees in line with European Union levels. New interconnect prices were made effective from June 15, 2004. Fixed line operators’ interconnect prices have been reduced significantly, 38% in Hungarotel’s case, whereas the mobile operators’ interconnect prices have remained consistent. The majority of Hungarotel’s interconnect expenses relate to mobile network terminated calls. As a result, interconnect expenses continue to be charged at rates comparable to the same period in the prior year while interconnect revenues were reduced by 38%. The Company along with other fixed line operators in Hungary have taken the rate reduction decision to court, arguing that the newly arbitrated interconnect fees to be charged by the fixed line operators is less than the actual cost of terminating those calls. It is unknown at this time when a court ruling will be handed down.

In 1997 and 1998 during the construction of the Company’s networks, the Company connected a substantial number of its current customer base. The Company has been amortizing to revenue the connection fees received back in 1997 and 1998 over the last 7 years while at the same time amortizing as an expense over 7 years the initial cash outlay for connecting those customers. The amortization period for revenues and expenses for those customers is coming to an end resulting in a 33% reduction in connection revenues. The revenue attributable to the addition of new customers, added to the Company’s network after 1998, is significantly lower than that attributable to customers from 1998 and earlier.

Other operating revenues, which include revenues generated from the provision of direct lines, ADSL access, operator services, internet services and other miscellaneous telephone service revenues, increased to $2.1 million for the three months ended September 30, 2004, as compared to $1.6 million for the three months ended September 30, 2003. In functional currency terms, other operating revenues increased approximately 10% for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003. This increase is primarily due to increased leased line, ADSL access and internet revenues between the two periods.

Operating and Maintenance Expenses

	Quarter ended September 30,
(dollars in millions)	2004	2003
Operating and maintenance expenses	$6.1	$5.1

Operating and maintenance expenses increased 20% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. In functional currency terms, operating and maintenance expenses of Hungarotel decreased approximately 6% for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. The 6% decrease is due to the decreasing number of new connection fee charges amortized during the three months ended September 30, 2004 in relation to the number of connection fee charges that have been fully amortized. See discussion of amortization of connection fees above. In U.S. dollar terms, however, such decrease in costs in functional currency terms has been offset by the 13% appreciation of the Hungarian forint combined with a significant increase in the Company’s U.S. dollar denominated operating expenses between the periods of 112%. The significant increase is due primarily to additional one time compensation charges in the quarter ended September 30, 2004.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Depreciation and Amortization

	Quarter ended September 30,
(dollars in millions)	2004	2003
Depreciation and amortization	$3.1	$2.8

Depreciation and amortization charges increased $0.3 million, or 11%. Depreciation and amortization charges remained consistent in functional currency terms between the two periods.

Income from Operations

	Quarter ended September 30,
(dollars in millions)	2004	2003
Income from operations	$5.1	$6.4

Income from operations decreased by 20% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Contributing to such a decrease were higher operating and maintenance expenses and higher depreciation and amortization expenses partially offset by higher net telephone service revenues.

Foreign Exchange Gains

	Quarter ended September 30,
(dollars in millions)	2004	2003
Foreign exchange gains	$2.5	$4.6

The foreign exchange gains for the three months ended September 30, 2004 resulted primarily from the appreciation of the Hungarian forint against the euro on the Company’s average EUR 43.5 million denominated debt outstanding and appreciation against the U.S. dollar on the Company’s U.S. dollar 25 million denominated debt outstanding during the period. At September 30, 2004, the Hungarian forint had appreciated by approximately 3% against the euro and by approximately 4% against the U.S. dollar, as compared to June 30, 2004 levels. The foreign exchange gains for the quarter ended September 30, 2003 resulted primarily from the appreciation of the Hungarian forint against the euro on the Company’s average EUR 57.3 million and against the U.S. dollar 25 million denominated debt outstanding during the period. At September 30, 2003, the Hungarian forint had appreciated in value by approximately 5% against the euro, and by 7% against the U.S. dollar as compared to June 30, 2003 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Interest Expense

	Quarter ended September 30,
(dollars in millions)	2004	2003
Interest expense	$2.2	$2.2

Interest expense remained comparable for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The comparable figures are the result of: (i) higher average interest rates paid on the Company’s borrowings during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003; (ii) the 13% appreciation of the Hungarian forint against the U.S. dollar between the periods when translating Hungarotel’s Hungarian forint denominated interest expense into U.S. dollars; and (iii) lower average debt levels outstanding between the periods. As a result of the higher interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations increased from 5.75% for the three months ended September 30, 2003, to 6.31% for the three months ended September 30, 2004, a 10% increase. See “Liquidity and Capital Resources” section below.

Interest Income

	Quarter ended September 30,
(dollars in millions)	2004	2003
Interest income	$0.6	$0.3

Interest income increased 100% for the three months ended September 30, 2004 as compared to three months ended September 30, 2003, due to higher Hungarian forint cash levels and higher interest rates on Hungarian forint deposits between the periods.

Income Tax Expense

	Quarter ended September 30,
(dollars in millions)	2004	2003
Income tax expense	$0.7	$0.5

The tax expense for the quarter ended September 30, 2004 has been calculated based upon the estimated effective tax rate for 2004. The current period’s expense is deferred and has no current expense component. The tax expense for the quarter ended September 30, 2003 was a result of a corporate tax amendment for previous years and an update to the deferred tax calculation.

Net Income

	Quarter ended September 30,
(dollars in millions)	2004	2003
Net income	$5.3	$8.4

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $5.3 million, or $0.42 per share, or $0.41 per share on a diluted basis, for the three months ended September 30, 2004 as compared to net income attributable to common stockholders of $8.4 million, or $0.69 per share, or $0.65 per share on a diluted basis, recorded for the three months ended September 30, 2003.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

As previously stated, the Company’s Hungarian subsidiary’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 2004 was 207.01, as compared to an average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 2003 of 226.19. When comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003, it should be noted that all U.S. dollar reported amounts have been affected by this 9% appreciation in the Hungarian subsidiary’s functional currency.

Net Revenues

	Year to Date
(dollars in millions)	2004	2003	% Change
Measured service revenues	23.4	24.1	(3)
Subscription revenues	18.2	18.0	1
Interconnect charges:
Incoming	1.8	2.5	(28)
Outgoing	(6.2)	(7.3)	15

Net	(4.4)	(4.8)	8

Net measured service and subscription revenues	37.2	37.3	0
Connection fees	1.4	2.0	(30)
Other operating revenues, net	5.9	4.9	20

Telephone Service Revenues, Net	44.5	44.2	1

The Company recorded a 1% increase in net telephone service revenues for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Measured service revenues decreased in functional currency terms by approximately 11% as a result of:

•	3% decrease in average access lines in service from approximately 198,400 for the nine months ended September 30, 2003 to approximately 192,700 during the nine months ended September 30, 2004. Approximately 2.5% of the 3.0% decrease occurred in the residential customer group as a result of further mobile penetration and economic conditions that resulted in some customers not being able to afford telephony services in general or customers who choose to continue with their mobile service and drop their fixed line service when deciding to reduce their communication costs. The remaining 0.5% of the 3.0% decrease is attributed to business customers due primarily to increased competition from both fixed line operators through carrier pre-selection as well as mobile providers;

•	An overall decrease in call minutes by 3.2% that is partially correlated to the decrease in the number of lines serviced over the same period in the prior year. Internet usage was

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

the only service to increase in terms of minutes of use over the same period in the prior year. Calls from the Company’s customers to mobile subscribers decreased by 12% over the prior year, representing the greatest decrease out of all of the Company’s call services. The decrease is attributed to increased competition from mobile providers who offer mobile to mobile calls at rates that are lower than fixed line to mobile rates;

•	As of June 2004 the Company began offering discounts off of its listed call tariffs to some of its significant business customers;

•	Off-peak call minutes decreased at an overall rate of 0.5% compared to that of peak call minutes that decreased by 8.1% compared to the prior year. This trend would indicate that some business customers switched to the Company’s competitors through carrier pre-selection as the bulk of call minutes during peak hours are used by business customers.

The Company is focusing on retaining its existing business customer base by offering discounts to its listed call tariffs in exchange for fixed term contracts. To a lesser extent the Company will also be promoting higher margin products such as ADSL connections to customers within the network. Penetration for higher cost products like ADSL connections is expected to be limited due to the economic conditions in the Company’s operating areas. The Company also plans to enter competitors markets to provide lower cost fixed line services. Due to economic conditions and pricing issues, both within and outside the Company’s operating areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in use during the nine months ended September 30, 2004 and September 30, 2003 apart from the business customer discounts described above.

Subscription revenues decreased in functional currency terms by approximately 7% as a result of (i) a 3% decrease in average access lines in service between the two periods; (ii) customer transfers from higher monthly fee subscriptions to lower monthly fee subscriptions; and (iii) 50% lower Universal Service revenues compared to the Universal Service revenues recorded for the nine months ended September 30, 2003.

Included in subscription revenues is $0.7 million for the nine months ended September 30, 2004 and $1.2 million for the nine months ended September 30, 2003 of revenue associated with the Company being a Universal Service Provider. Previously, the Hungarian government set up a Universal Services fund to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds to be received by the Company from the Universal Services Fund were based upon the number of customers, which meet certain requirements defined in government regulations. The Company believes its prior contract, which expired June 30, 2004, continues to apply to the revenues that have been accrued up to June 30, 2004. The Company is currently in the final stages of negotiating a new Universal Service Provider agreement with the Ministry. Under this new agreement, as a result of the strict conditions stipulated to receive funds for being a Universal Services Provider, the Company does not expect to receive any money in the future for being a Universal Services Provider.

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $4.4 million and $4.8 million during the nine month periods ended September 30, 2004 and 2003, respectively. As a percentage of measured service and subscription revenues, net interconnect charges remained consistent at 11% for both of the nine

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

months periods ended September 30, 2004 and September 30, 2003. The Company is paid a per minute interconnection fee for completing long distance wireline and mobile calls over the Company’s network to the Company’s customers (incoming). The Company pays interconnection fees to other national wireline and mobile operators to terminate calls from the Company’s customers (outgoing). New interconnect prices were made effective from June 15, 2004. Interconnect prices in the Hungarian telecommunications market have changed due to governmental efforts to bring interconnection fees in line with European Union levels. Fixed line operators’ interconnect prices have been reduced significantly, 38% in Hungarotel’s case, whereas the mobile operators’ interconnect prices have remained consistent. The majority of Hungarotel’s interconnect expenses relate to mobile network terminated calls. As a result, interconnect expenses (outgoing) continue to be charged at rates comparable to the same period in the prior year while interconnect revenues (incoming) were reduced by 38%. The Company along with other fixed line operators in Hungary have taken the rate reduction decision to court, arguing that the newly arbitrated interconnect fees to be charged by the fixed line operators is less than the actual cost of terminating those calls. It is unknown at this time when a court ruling will be handed down.

In 1997 and 1998 during the construction of the Company’s networks, the Company connected a substantial number of its current customer base. The Company has been amortizing to revenue the connection fees received back in 1997 and 1998 over the last 7 years while at the same time amortizing as an expense over 7 years the initial cash outlay for connecting those customers. The amortization period for revenues and expenses for those customers is coming to an end resulting in a 30% reduction in connection revenues. The revenue attributable to the addition of new customers, added to the Company’s network after 1998, is significantly lower than that attributable to customers from 1998 and earlier.

Other operating revenues, which include revenues generated from the provision of direct lines, ADSL access, operator services, internet services and other miscellaneous telephone service revenues, increased to $5.9 million for the nine months ended September 30, 2004, as compared to $4.9 million for the nine months ended September 30, 2003. In functional currency terms, other operating revenues increased approximately 9% for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. This increase is primarily due to increased leased line, ADSL access and internet revenues between the two periods.

Operating and Maintenance Expenses

	Year-to-date
(dollars in millions)	2004	2003
Operating and maintenance expenses	$17.5	$15.8

Operating and maintenance expenses increased 11% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. In functional currency terms, operating and maintenance expenses of Hungarotel decreased approximately 4% for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The 4% decrease is due to the decreasing number of new connection fee charges amortized during the nine months ended September 30, 2004 in relation to the number of connection fee charges that have been fully amortized. See discussion of amortization of connection fees above. In U.S. dollar terms, however, such decrease in costs in functional currency terms has been offset by the 9% appreciation of the Hungarian forint combined with a 58% increase in the Company’s U.S. dollar denominated operating expenses between the periods that is due primarily to additional one time compensation charges in the quarter ended September 30, 2004.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Depreciation and Amortization

	Year-to-date
(dollars in millions)	2004	2003
Depreciation and amortization	$9.1	$8.4

Depreciation and amortization charges increased 8% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Depreciation and amortization charges remained consistent in functional currency terms between the two periods.

Income from Operations

	Year-to-date
(dollars in millions)	2004	2003
Income from operations	$17.9	$20.1

Income from operations decreased 11% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Contributing to such decrease were higher operating and maintenance expenses and depreciation and amortization expenses partially offset by slightly higher net telephone service revenues.

Foreign Exchange Gains (Losses)

	Year-to-date
(dollars in millions)	2004	2003
Foreign exchange gains (losses)	$4.5	($5.1)

The foreign exchange gains, for the nine months ended September 30, 2004, resulted primarily from the appreciation of the Hungarian forint against the euro on the Company’s average EUR 48.1 million debt outstanding during the period. At September 30, 2004, the Hungarian forint had appreciated by approximately 6% against the euro and approximately 4% against the U.S. dollar as compared to December 31, 2003 levels. The foreign exchange losses for the nine months ended September 30, 2003 resulted primarily from the devaluation of the Hungarian forint against the euro on the Company’s average EUR 61.8 million debt outstanding that was partially offset by the appreciation of the Hungarian forint on the Company’s U.S. dollar 25 million denominated debt outstanding during the period. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Year-to-date
(dollars in millions)	2004	2003
Interest expense	$6.9	$6.8

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Interest expense increased 1% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This $0.1 million increase was the result of: (i) higher average interest rates paid on the Company’s borrowings during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003; (ii) the 9% appreciation of the Hungarian forint against the U.S. dollar between the periods when translating Hungarotel’s Hungarian forint denominated interest expense into U.S. dollars; and (iii) lower average debt levels outstanding between the periods. As a result of the higher interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations increased from 5.71% for the nine months ended September 30, 2003, to 6.48% for the nine months ended September 30, 2004, a 13% increase. See “Liquidity and Capital Resources” section below.

Interest Income

	Year-to-date
(dollars in millions)	2004	2003
Interest income	$1.8	$0.8

Interest income increased 125% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, due to higher Hungarian forint cash levels and higher interest rates on Hungarian forint deposits between the periods.

Income Tax Expense

	Year-to-date
(dollars in millions)	2004	2003
Income tax expense	$1.9	$0.5

The tax expense for the quarter ended September 30, 2004 has been calculated based upon the estimated effective tax rate for 2004. The current period’s expense is deferred and has no current expense component. The tax expense for the quarter ended September 30, 2003 was a result of a corporate tax amendment for previous years and an update to the deferred tax calculation.

Net Income

	Year-to-date
(dollars in millions)	2004	2003
Net income	$15.3	$8.0

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $15.3 million, or $1.24 per share, or $1.20 per share on a diluted basis, for the nine months ended September 30, 2004 as compared to net income attributable to common stockholders of $8.0 million, or $0.66 per share, or $0.63 per share on a diluted basis, for the nine months ended September 30, 2003.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Liquidity and Capital Resources

The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the network in the areas in which the Company operates required significant capital expenditures ($209.1 million at historical exchange rates through September 30, 2004). Since the end of 1998, the Company’s networks have had the capacity, with normal additional capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within the areas in which it operates.

Net cash provided by operating activities totalled $24.8 million during the nine months ended September 30, 2004, compared to $22.6 million during the nine months ended September 30, 2003. This $2.2 million increase is primarily due to the 9% appreciation of the Hungarian forint against the U.S. dollar between the two periods. For the nine months ended September 30, 2004 and 2003, the Company used $3.8 million and $2.2 million, respectively, in investing activities, which was primarily used to fund additions to the Company’s telecommunications networks. Financing activities used net cash of $13.7 million during the nine months ended September 30, 2004 compared to $11.9 million for the nine months ended September 30, 2003. The cash used by financing activities was for the scheduled repayment of the Company’s short-term and long-term debt obligations. Of these amounts, $3.8 and $2.6 million, respectively, were the payments of excess cash due under the Company’s long-term debt agreement as a result of financial performance during 2004 and 2003, respectively.

On April 11, 2000, the Company entered into an EUR 130 million Senior Secured Debt Facility Agreement (the “Debt Agreement”) with a European banking syndicate. The Company drew down EUR 129 million of the Facility on April 20, 2000 ($121 million at historical exchange rates). As of September 30, 2004, the Company has repaid approximately $67.8 million, at historical exchange rates, of the original EUR 129 million drawn down. The Company believes that its current cash flow will allow it to meet its working capital needs, including its obligations under the Debt Agreement.

The Company’s major contractual cash obligations as disclosed in its December 31, 2003 Form 10-K filing have not materially changed as of September 30, 2004. The Company’s ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under the Company’s Debt Agreement, the Company must maintain certain levels of earnings before interest, foreign exchange gains/losses, taxes, depreciation and amortization and cash flow in order to comply with its debt covenant ratios as set out in the Debt Agreement. The ratios are calculated based on the Company’s U.S. dollar consolidated financial statements translated into euros. This exposes the Company to the possible risk of not meeting its debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of its Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While management seeks to manage the business to be in compliance with the Debt Agreement and related covenants, the Company operates in a regulated environment which is subject to many factors outside of management’s control (i.e. the government’s political, social and public policy agenda). The Company’s liquidity may also be affected by exchange rate fluctuations due to approximately 74% of its debt not being denominated in Hungarian forints. The Company attempts to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Inflation and Foreign Currency

In May 2001, the Hungarian National Bank widened the trading band the Hungarian forint is allowed to trade within from +/- 2.25% of the mid-point of the band to +/- 15%. This widening caused the Hungarian forint to initially appreciate in value against the euro by approximately 4%. Subsequent to the band widening, and without any notice, in June 2001 the Hungarian National Bank lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. This lifting of all remaining foreign exchange restrictions caused much interest by foreign investors in Hungarian State bonds and caused the Hungarian forint to begin appreciating against the euro and U.S. dollar. During 2002, with high real interest rates, the Hungarian forint continued its appreciation against the euro and U.S. dollar that began in the summer of 2001. The strength of the Hungarian forint was welcomed by the Hungarian National Bank, as it allowed Hungary to keep within its inflation targets. The appreciation of the Hungarian forint caused the Company to experience large unrealized foreign exchange gains, related to the re-measurement of the Company’s euro and U.S. dollar denominated debt during 2001 and 2002. In June 2003, the Hungarian National Bank, in consultation with the Government, moved the mid-point of the trading band, which immediately devalued the Hungarian forint by 2.26%, and caused confusion and uncertainty within the financial markets. Subsequent to the moving of the mid-point, the Hungarian National Bank raised interest rates 3%, which further confused the financial markets. Due to the abrupt change in Hungarian National Bank policy, from encouraging a strong currency to seeking a slightly less strong currency, and the financial market reactions thereto, volatility of the Hungarian forint increased. At the end of November 2003, the Hungarian National Bank increased interest rates by another 3% to defend the Hungarian forint against foreign currencies. The Hungarian National Bank attributed its decision to the high budgetary deficit, but private consumption had also increased heavily in Hungary so that foreign funds were necessary to finance the deficits. As a result, the Company recognized a significant foreign exchange loss for the year ended December 31, 2003, which principally reflected the 10% devaluation of the Hungarian forint against the euro between January 1 and December 31, 2003, being partially offset by an 8% appreciation of the Hungarian forint against the U.S. dollar compared to December 31, 2002. During the first nine months of 2004, the market was less volatile, the high Hungarian forint interest rates attracted foreign investors back into the market and the Hungarian forint appreciated against the euro and as well as the U.S. dollar. As a result of this strengthening, the Company recorded an exchange gain of $4.5 million for the nine months ended September 30, 2004. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

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

Proposed Pantel Acquisition

As previously reported in a Form 8-K filing on September 27, 2004, the Company entered into certain agreements with KFKI Investment Ltd. and its affiliates (“KFKI”) (the “KFKI Agreements”). The KFKI Agreements, along with definitive agreements that the Company had previously entered into with Royal KPN NV (“KPN”), dated May 4, 2004 (the “KPN Agreement”), and MAV Rt. (“MAV”), dated July 14, 2004 (the “MAV Agreement”, and together with the KPN Agreement and the KFKI Agreements, the “PanTel Agreements”), provide through a series of transactions for the purchase by the Company of substantially all of the assets, and assumption by the Company of substantially all of the liabilities, including all the outstanding debt, of PanTel Rt. (“PanTel”) for an aggregate cash purchase price of 26.9 million euros (approximately $33.2 million as of September 30, 2004) and 250,000 shares of the Company’s common stock. The PanTel Agreements provide for the Company to continue to operate the business under the PanTel brand name.

The transactions contemplated by the KPN Agreement involve a complex process with three critical “stages” concluding with the purchase by the Company of KPN’s 75.1% interest in the PanTel business. The conditions to the completion of the first stage included, among others, the purchase by the Company of MAV’s and KFKI’s equity stakes in PanTel, 10.1% and 14.8%, respectively, approvals from each of the Company’s and PanTel’s bank creditors and the Hungarian Competition Authority to the transactions contemplated by the PanTel Agreements and the assurance to the continued use by the Company of PanTel’s critical rights-of-way.

On November 10, 2004, the final conditions of the first stage were fulfilled as the Company purchased MAV’s and KFKI’s equity stakes in PanTel, 10.1% and 14.8%, respectively, for an aggregate cash purchase price of 9.9 million euros (approximately $12.6 million as of September 30, 2004) and 250,000 unregistered shares of the Company’s common stock. The Company funded the 9.9 million euro purchase price paid to KFKI and MAV from its working capital. The Company did not, however, assume control of the management of PanTel as contemplated by the KPN Agreement. The Company expects to complete the third stage which provides for the Company to take full ownership and management control of PanTel around the end of the year.

The second stage provides for PanTel to transfer substantially all of its assets and liabilities to an existing subsidiary in order to effectuate the final structure of the overall acquisition. On completion of the third stage the Company will take full ownership and control of 100% of the subsidiaries of PanTel, thereby purchasing the existing business of PanTel.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

The conditions of the third stage must be fulfilled or waived by June 30, 2005 and, if not fulfilled or waived by such date, then the Company and KPN shall have certain rights to alter or terminate the transactions contemplated by the KPN Agreement.

PanTel is Hungary’s leading alternative telecommunications provider that has a fiber optical backbone telecommunications network covering all of Hungary. PanTel principally provides voice and data services to business customers throughout Hungary in competition with Magyar Tavkozlesi Rt., the formerly State controlled monopoly, and other newer entrants into these markets.

Changes in Ownership

On September 3, 2004, Citizens Communications Company and certain of its affiliates (“Citizens”) sold their entire equity stake in the Company consisting of (i) 2,305,908 shares of the Company’s common stock (“Common Stock”) and (ii) 30,000 shares of the Company’s preferred stock convertible into 300,000 shares of Common Stock (“Preferred Stock”). The Common Stock and Preferred Stock sold by Citizens was purchased by two existing stockholders of the Company: Ashmore Investment Management Limited and certain of its affiliates (“Ashmore”) and TDC A/S (“TDC”). Ashmore purchased 922,364 shares of Common Stock and 12,000 shares of Preferred Stock and TDC purchased 1,383,544 shares of Common Stock and 18,000 shares of Preferred Stock.

As a result of the transactions, Ashmore currently owns 22.1% of the outstanding Common Stock while TDC currently owns 42.2% of the outstanding Common Stock. Together TDC and Ashmore currently own 64.3% of the outstanding Common Stock. If Ashmore were to exercise its warrants to purchase 2,500,000 shares of Common Stock and convert its Preferred Stock, it would own 35.1% of the outstanding Common Stock.

TDC and Ashmore have entered into a stockholders agreement (the “Stockholders Agreement”) governing their rights and obligations to each other as stockholders of the Company. The Stockholders Agreement provides TDC and Ashmore with rights of first refusal and rights to participate in dispositions with respect to each other’s shares in the Company. In addition, subject to regulatory approval, the Stockholders Agreement will provide for a voting agreement among the parties pursuant to which Ashmore and TDC will each have the right to nominate at least two persons for election as directors of the Company so long as each party (collectively with its affiliates) owns at least 20% of the outstanding equity securities (on a fully-diluted basis) of the Company. The number of directors to be nominated by either party will be reduced to one director in the event that such party together with its affiliates holds less than 20% but more than 10% of the outstanding equity securities (on a fully-diluted basis) of the Company.

Ashmore and TDC have also agreed: (i) to maintain a joint majority of the board of directors of the Company for so long as Ashmore and TDC each hold (together with their respective affiliates) at least 20% of the outstanding equity securities (on a fully-diluted basis) of the Company, (ii) that, for so long as TDC owns at least 20% of the outstanding equity securities (on a fully-diluted basis) of the Company, TDC shall have the right to nominate one of its directors as Chairman of the Company’s Board of Directors and (iii) that for so long as TDC

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

owns at least 30% of the outstanding equity securities (on a fully-diluted basis) of the Company, TDC will have the right to nominate the chief executive officer and the chief financial officer of the Company.

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

The following important factors, along with those factors discussed elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other reports filed with the Securities and Exchange Commission, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	Changes in the growth rate of the overall Hungarian, European Union and Central and Eastern European economies such that inflation, interest rates, currency exchange rates, business investment and consumer spending are impacted;

•	Materially adverse changes in economic conditions in Hungary and Central Europe;

•	Material changes in available technology;

•	The effect of Hungarian regulatory and legislative initiatives and proceedings including those relating to the terms of interconnection, access charges, universal service, unbundled networks, resale rates and the continued liberalization of the Hungarian telecommunications marketplace;

•	Changes in European Union laws and regulations, which may require Hungary and other countries to revise their telecommunications laws;

•	The overall effect of competition in the markets for the services that the Company currently provides and competition in the markets for services that the Company may enter into;

•	The entry into the Company’s markets by new competitors;

•	The final outcome of certain legal proceedings affecting the Company;

•	The Company’s accounting policies which are subject to regulatory review;

•	The timing and profitability of the Company’s entry into new markets;

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

•	Employee retention;

•	The Company’s ability to successfully integrate businesses or companies that the Company may acquire into the Company’s operations;

•	Changes in interest rates;

•	Changes in the currency exchange markets particularly in the Hungarian forint-euro exchange rate, the Hungarian forint-U.S. dollar exchange rate and the euro-U.S. dollar exchange rate which affect the Company’s financial statements and its ability to repay debt;

•	Changes in the Hungarian political regime;

•	The Company’s relationships with its significant stockholders; and

•	The Company’s dependence on cash flow from its subsidiary and certain restrictions on the payment of dividends by the subsidiary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Currency Exchange Rate Risks

The Company is exposed to various types of risk in the normal course of its business, including the risk from foreign currency exchange rate fluctuations. Company operations, including all revenues and approximately 83% of operating expenses are Hungarian forint based. Therefore, the Company is subject to exchange rate risk with respect to its non-Hungarian forint denominated expenses due to the variability between the Hungarian forint and the U.S. dollar and euro. The Company is also exposed to exchange rate risk since the Company has debt obligations in euro and U.S. dollar. If the Hungarian forint weakens in the currency exchange markets vs. the U.S. dollar or euro, the Company would have to generate more revenue in Hungarian forint to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 262.23 as of December 31, 2003 to 247.02 as of September 30, 2004, an approximate 6% appreciation in value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate changed from 207.92 as of December 31, 2003 to 200.52 as of September 30, 2004, a 4% appreciation in value of the Hungarian forint versus the U.S. dollar.

The debt obligations of the Company are Hungarian forint, euro and U.S. dollar denominated. The Company’s policy is to consider utilizing euro forward contracts or purchases of euro in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company’s long-term debt obligations. Forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euro at a future date. The Company utilizes forward contracts which are six months in duration and at maturity will either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The Company also considers utilizing U.S. dollar forward contracts or purchases of U.S. dollars in advance to

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

reduce its exposure to exchange rate risks associated with payments in U.S. dollars connected to interest payments on the U.S. dollar debt. Due to the current level of interest payments in U.S. dollars, the Company has determined that the corresponding exchange rate risk has not been significant to date and, therefore, the Company has not entered into any forward contracts for U.S. dollar debt related payments. The Company did not have any open foreign currency forwards at September 30, 2004. Company policy requires that counterparties to the Company’s foreign currency forward contracts be substantial and creditworthy multinational commercial banks, which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material. Due to its limited exposure with respect to non-Hungarian forint denominated expenses, the Company has not entered into any agreements to manage its foreign currency risks related to such expenses but the Company continues to monitor the exchange rate risk related to such expenses.

Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, exchange rate fluctuations in operational currencies can have a significant impact on the financial statements in connection with foreign exchange gain/losses and the resulting debt balances.

For example, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by $2.7 million assuming that the U.S. dollar/forint rate did not change. A 5% change in the Hungarian forint/U.S. dollar rate along with a 5% change in Hungarian forint/euro rates would result in a $2.6 million to $2.8 million increase in the debt balance or a decrease of $2.6 million to $2.8 million.

If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, there would be a $1.3 million foreign exchange gain or loss recorded on the U.S. dollar denominated debt.

In connection with the Hungarian forint denominated debt, a 5% change in Hungarian forint/U.S. dollar rates would result in either a decrease of $2.6 million in the forint denominated debt or an increase of $2.8 million based on the Hungarian forint/U.S. dollar rate as at September 30, 2004.

Interest Rate Risks

The Company is also exposed to interest rate risks because its outstanding debt obligations accrue interest at variable rates tied to market interest rates. The interest rate on the Hungarian forint debt obligations is based on the Budapest Bank Offer Rate (BUBOR). The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. If a 1% change in the BUBOR interest rate were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s September 30, 2004 debt level. If a 1% change in EURIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.5 million annually based upon the Company’s September 30, 2004 debt level. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s September 30, 2004 debt level. The Company evaluates market interest rate and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments. Given the current low interest rates as well as the historical costs of hedging instruments, the Company is not utilizing nor does it have any open interest rate hedging instruments at September 30, 2004

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that the Company is able to record, process, summarize and report the information that the Company is required to disclose in the reports that the Company files with, or submits to, the SEC within the required time periods. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

(a)	None.

(b)	In 1999 the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. The preferred shares are currently held by TDC A/S and Ashmore Investment Management. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of September 30, 2004, the total arrearage on the Preferred Shares was $519,000.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
2.1	Framework Agreement among Hungarian Telephone and Cable Corp., Hungarotel Rt., KPN Telcom B.V. and Pansource B.V. dated May 4, 2004

2.2	Agreement for the Sale and Purchase of a certain portion of the issued share capital of PanTel among Hungarian Telephone and Cable Corp., KFKI Investment LTD. and PT Invest International LLC dated September 21, 2004

2.3	Advice and Assistance Agreement among Hungarian Telephone and Cable Corp., KFKI Investment KFT, and PT Invest International LLC dated September 21, 2004

2.4	Agreement for the Sale and Purchase of a certain portion of the issued share capital of PanTel between Hungarian Telephone and Cable Corp. and MAV Rt. dated July 14, 2004

Part II. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

4.1	Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant’s Registration Statement on From SB-2 filed on October 27, 1994 and incorporated herein by reference (File #33-80676)

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.1	Hungarian Telephone and Cable Corp. 2002 Incentive Stock Option Plan, as amended

10.2	Hungarian Telephone and Cable Corp. Non-Employee Director Stock Option Plan, as amended

10.3	Form of Stock Option Agreement issuable under the Hungarian Telephone and Cable Corp. 2004 Long-Term Incentive Plan

11	Statement re computation of per share earnings (not required)

15	Letter re unaudited interim financial information (not required)

18	Letter re change in accounting principles (none)

19	Report furnished to security holders (none)

22	Published report regarding matters submitted to vote of security holders (not required)

24	Power of Attorney (not required)

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

Part II. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

32.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part II. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

November 12, 2004	By:	/s/ Ole Bertram
Ole Bertram
President and Chief Executive Officer

November 12, 2004	By:	/s/ William McGann
William McGann
Principal Accounting Officer,
Principal Financial Officer, Controller
and Treasurer

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits

Exhibit No.	Description
2.1	Framework Agreement among Hungarian Telephone and Cable Corp., Hungarotel Rt., KPN Telcom B.V. and Pansource B.V. dated May 4, 2004

2.2	Agreement for the Sale and Purchase of a certain portion of the issued share capital of PanTel amount Hungarian Telephone and Cable Corp., KFKI Investment LTD. and PT Invest International LLC dated September 21, 2004

2.3	Advice and Assistance Agreement amount Hungarian Telephone and Cable Corp., KFKI Investment KFT, and PT Invest International LLC dated September 21, 2004

2.4	Agreement for the Sale and Purchase of a certain portion of the issued share capital of PanTel between Hungarian Telephone and Cable Corp. and MAV Rt. dated July 14, 2004

10.1	Hungarian Telephone and Cable Corp. 2002 Incentive Stock Option Plan, as amended

10.2	Hungarian Telephone and Cable Corp. Non-Employee Director Stock Option Plan, as amended

10.3	Form of Stock Option Agreement issuable under the Hungarian Telephone and Cable Corp. 2004 Long-Term Incentive Plan

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350