Form 10-K
period 2004-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2005-03-30
CIK 889949

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of March 30, 2005, 12,724,938 shares of the registrant’s Common Stock were outstanding, of which 4,654,835 were held by non-affiliates of the registrant. The aggregate market value of the registrant’s Common Stock held by non-affiliates, computed by reference to the closing price of the Common Stock on the American Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $45.2 million. The exclusion of shares owned by any person from such amount shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

Documents Incorporated by Reference

Part III - Portions of the Registrant’s proxy statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2004.

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

PART I

In this Form 10-K, all references to “$” or “U.S. dollars” are to United States dollars, all references to “EUR” or “euros” are to the euro which is the currency of the European Monetary Union, and all references to “HUF” or “forints” are to Hungarian forints. Certain amounts stated in euros and forints herein also have been stated in U.S. dollars solely for the informational purposes of the reader, and should not be construed as a representation that such euro or forint amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise stated or the context otherwise requires, such amounts have been stated at December 31, 2004 exchange rates. The forint/U.S. dollar middle exchange rate as of December 31, 2004 was approximately 180.29 forints per U.S. dollar.

Item 1. Business

Company Overview

Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant” and, together with its consolidated subsidiaries, the “Company”) was incorporated in Delaware in 1992 as a holding company with the intention of acquiring concessions from the government of the Republic of Hungary to own and operate local wireline telephone networks in Hungary as Hungary privatized its telecommunications industry. The Company has been providing basic local wireline telephone services within three defined regions of Hungary since 1996 and long distance services to its customer base since 2002. HTCC operates that business through its Hungarian subsidiary, Hungarotel Tavkozlesi Rt. (“Hungarotel”). Hungarotel has approximately 189,000 telephone access lines to service its business and residential customer base. Hungarotel is also a broadband and dial-up Internet Services Provider under the brand name “Globonet.” The Company had $60 million in net revenue in 2004.

In order to expand its business in Hungary and the surrounding countries, HTCC recently acquired PanTel Tavkozlesi Kft., a Hungarian company (“PanTel”). HTCC acquired an initial 25% interest in PanTel in November 2004 and acquired the remaining 75% from Royal KPN NV, the Dutch telecommunications provider (“KPN”), on February 28, 2005. PanTel is Hungary’s leading alternative telecommunications provider with a new nationwide fiber optical backbone telecommunications network linking every county in Hungary. PanTel principally provides voice, data and Internet services to businesses throughout Hungary in competition with other telecommunications service providers including Magyar Tavkozlesi Rt. (“Matav”), the formerly State-controlled monopoly telephone company. PanTel also uses its network capacity to transport voice, data and Internet services on a wholesale basis to other telecommunications service providers and Internet Service Providers in Hungary. PanTel also operates the telecommunications network of MOL (the Hungarian oil company). PanTel’s network also crosses Hungary’s borders and, using a combination of owned and leased capacity, extends into other countries of the Central and Eastern European region including Austria, Bulgaria, Croatia, the Czech Republic,

Romania, Slovakia, Slovenia, Serbia and Montenegro, and Ukraine. To service its customers’ global telecommunications needs, PanTel has interconnection agreements with several major international telecommunications service operators which provide for interconnection at international telecommunications hubs in Amsterdam, Frankfurt and Vienna. PanTel had approximately $128 million in gross revenue in 2004.

Hungarotel

The Company acquired its concession rights for local wireline telephone service in the three defined regions from the Hungarian government for $11.5 million (at historical exchange rates) and purchased the existing telecommunications infrastructure, including 61,400 telephone access lines, from Matav in 1995 and 1996 for $23.2 million (at historical exchange rates). The acquired telecommunications infrastructure was somewhat antiquated (manual exchanges and analog lines). The Company overhauled the existing infrastructure with a major capital expenditures program ($210 million through 2004 (at historical exchange rates)). The results of this investment are expanded and modern telecommunications networks in the three operating regions (“Bekes”, “Nograd” and “Papa/Sarvar”, each a “Hungarotel Operating Area” and together, the “Hungarotel Operating Areas”) deploying Siemens and Ericsson technology. Hungarotel was able to provide connections to its customers who had waited years (in some cases, for over 20 years) for telephone service and offer modern telecommunications services beyond traditional voice service to all of its subscribers.

Hungarotel now owns and operates virtually all existing public telephone exchanges and local loop telecommunications network facilities in the Hungarotel Operating Areas and was, until the expiration of its exclusivity rights in 2002, the sole provider of non-cellular local voice telephone services in such areas. Hungarotel’s networks have the capacity, with only normal additional capital expenditures required, to provide basic telephone services to virtually all of the estimated 279,600 residences and 38,500 business and other institutional subscribers (including government institutions) within the Hungarotel Operating Areas.

While Hungarotel had a government-protected monopoly on local wireline voice telephone service in the Hungarotel Operating Areas through 2002, Matav was the sole provider of domestic and international long distance wireline voice telephone service through 2001 under a government-protected monopoly. Hungarotel had to transfer all of its long distance voice traffic to Matav for completion. When Matav’s monopoly expired, Hungarotel became the sole long distance carrier for its customer base beginning in 2002. Since the Company did not have its own nationwide long distance network or an international network, international calls and certain domestic long distance calls initiated in the Hungarotel Operating Areas by its subscribers had to be transferred to another telecommunications carrier for transmission to the local telecommunications network of the party receiving the call. Competition in the Hungarotel Operating Areas for wireline service effectively began in 2004. With carrier selection and number portability now fully implemented in the Hungarian telecommunications marketplace, Hungarotel is subject to competition in its markets but Hungarotel can now compete outside of the Hungarotel Operating Areas.

In addition to local, domestic long distance, and international voice services, Hungarotel offers its subscribers data transmission and other value-added services, including ADSL Internet access and services, dial-up Internet access and services, voice mail, Internet Protocol-based voice services for international calls, leased line services, caller ID, call waiting, call forwarding, three-way calling, toll free calling services and audio text services. The Company is an Internet Service Provider under the brand name “Globonet.”

The following table sets forth certain information as of December 31, 2004 with respect to each of the Hungarotel Operating Areas.

Area	Bekes	Nograd	Papa/Sarvar	Total
Population	391,700	147,900	128,400	668,000
Residences	166,900	62,400	50,300	279,600
Businesses (1)	23,100	8,900	6,500	38,500
Access Lines:
Residential	88,100	36,600	33,900	158,600
Business (2)	17,000	7,400	6,000	30,400
Total	105,100	44,000	39,900	189,000
Pay phones	1,052	399	362	1,813
Population Penetration (3)	26.8	29.7	31.1	28.3
Residential Penetration (4)	52.8	58.7	67.4	56.7

(1)	Represents Company estimates of business and other institutional subscribers or potential subscribers (including government institutions).

(2)	Represents Company estimates of subscribers which are businesses and other institutional subscribers (including government institutions), leased lines and pay phones. Includes ISDN equivalent lines.

(3)	Population Penetration rate is defined as the number of access lines per 100 inhabitants.

(4)	Residential Penetration rate is defined as the number of residential access lines per 100 residences.

The following map shows the location within Hungary of the Hungarotel Operating Areas.

PanTel

PanTel was founded in 1998 by KPN, MAV Rt. (“MAV”, the Hungarian state railroad company) and KFKI Investment Ltd. (a Hungarian entity) to compete with Matav, the former State-controlled telecommunications company which had a government-protected monopoly in the Hungarian domestic and international long distance wireline voice telecommunications market. Following a tender process, the Hungarian government awarded PanTel licenses to provide data transmission and other services that were not subject to Matav’s government-protected monopoly rights for long distance voice services. In 1999, PanTel began building along MAV’s railroad rights-of-way what is now a 3,700 kilometer-long state-of-the-art fiber optical backbone telecommunications network. The network was built based on SDH/DWDM (synchronous digital hierarchy/dense wavelength division multiplexing) and Internet Protocol (“IP”) technology and can carry voice and data traffic on dedicated lines as well as voice and data over IP. PanTel’s nationwide backbone network enables it to service customers throughout the entire country. PanTel also built a metropolitan area network covering Budapest, which network connects to PanTel’s backbone network.

Until 2002 PanTel was only allowed to offer data and Voice-over-IP services in Hungary. When the Hungarian government ended Matav’s monopoly rights for long distance voice services, PanTel was able to compete with Matav and offer all modern telecommunications services including traditional voice services. Customers can now choose their provider on a call-by-call basis through carrier selection (by dialing a 4 digit prefix) or on an automatic continuing basis through carrier pre-selection. PanTel’s target market has been larger business customers with whom it can establish a direct high bandwidth fiber optical (fiber-to-the-premise) or wireless point-to-point connection between the business customer’s premises and PanTel’s network. For these business customers, PanTel can meet all of the business customer’s telecommunications requirements by providing all of the capacity and bandwidth that the customer needs as well as high standard voice and high speed Internet services. PanTel has the authorization and the necessary network to utilize the 1.5 and 3.5 GHz wireless frequency blocks which enable PanTel to service smaller and medium-sized business customers with lower traffic and bandwidth requirements by connecting them to PanTel’s backbone network with a wireless point-to-multipoint connection. For these customers, PanTel can provide high quality services without having to construct a direct physical connection to the business or lease an existing connection from another telecommunications service provider (via unbundling). See “-Summary of the Communications Act-Significant Market Power.”

In 2004 the Hungarian government took another step to increase competition in the telecommunications marketplace by implementing number portability. Subscribers are now free to switch telephone service providers and keep their existing phone numbers. Allowing subscribers, particularly business subscribers, to keep their phone numbers when they switch service providers took away one more hurdle to a competitive environment. PanTel is now able to compete primarily on price and service. PanTel can connect a new subscriber (switching service to PanTel) directly to the PanTel network by constructing a fiber optical or wireless connection to the subscriber’s premises or by using the existing connection of the subscriber’s former service provider under an interconnection or unbundling arrangement. See “-Summary of the Communications Act-Significant Market Power.”

Like Hungarotel, PanTel offers its business customers the full array of modern domestic and international telecommunications services over its high speed network and that of its international partners as well as the traditional voice services such as local calls and domestic and international long distance calls. PanTel also offers its business customers all the available services that businesses require including data transport, high speed Internet access, virtual private networks, hosting, and managed leased lines. PanTel is also a wholesaler and sells capacity and transport services on its network to other wireline and wireless telecommunications providers and Internet Service Providers. PanTel’s international network allows it to transfer voice, data and Internet traffic to and from Hungary.

Today, PanTel has more than 1,200 customers in Hungary and other countries in Central and Eastern Europe including other telecommunications service providers, cable television operators and Internet Service Providers for whom PanTel transports voice, data and Internet traffic in the wholesale market.

The following commercial maps depict PanTel’s national and international networks.

Hungarotel and PanTel

Prior to HTCC’s acquisition of PanTel, Hungarotel and PanTel had established a working relationship and were providing each other with various services. With the PanTel acquisition complete, HTCC is now able to further capitalize on the synergies of a combined Hungarotel and PanTel. Hungarotel can bring the combined entity its experience in the residential markets and local networks while PanTel provides its experience in the business and wholesale markets along with its backbone network.

Other

HTCC’s common stock is traded on the American Stock Exchange under the symbol “HTC.” The Company’s principal office in Hungary is located at Teréz krt. 46, H-1066, Budapest; telephone (361) 474-7700. The Company’s United States office is located at 1201 Third Avenue, Suite 3400, Seattle, Washington 98101-3034; telephone (206) 654-0204.

The Republic of Hungary

Hungary is located in Central Europe bordering on Austria, Slovenia, Croatia, Serbia and Montenegro, Romania, Ukraine and Slovakia. Six Western European capitals are within a one-hour flight. Its total area is approximately 93,000 square kilometers. It has approximately 10.1 million inhabitants, approximately 1.7 million of whom reside in Hungary’s capital, Budapest.

For nearly 40 years, Hungary had a one-party government and a centrally planned economy. Democracy was restored and the foundations of a market economy were built between 1988 and 1990. Free elections were held in 1990. Today, Hungary has a parliamentary democracy with a single-chamber National Assembly. As a result of a large scale privatization effort, private enterprise has become the basis of the Hungarian economy.

Since 1995, the Hungarian government has embarked on an economic stabilization effort aimed at putting the economy on a sustainable path of low-inflationary growth. The following table provides Hungary’s annual GDP growth and inflation rates since 1995.

	Annual GDP % Growth Rate	Annual % Inflation Rate
1995	1.7	28.2
1996	1.3	23.6
1997	3.5	18.2
1998	5.0	14.5
1999	4.9	10.0
2000	5.3	9.8
2001	3.8	9.2
2002	3.5	5.3
2003	2.9	4.7
2004	4.0	6.8

The unemployment rate has decreased from 11.1% in 1995 to 6.1% in 2004.

Today Hungary is considered one of the most developed countries in Central and Eastern Europe. Since 1990, foreign direct investment, from countries around the world including the United States, the United Kingdom, Germany, Austria, the Netherlands, and Japan, has exceeded EUR 42 billion. The Hungarian government has undertaken increased efforts to create a positive and competitive business climate and infrastructure in order to attract investment capital. The Hungarian government is promoting Hungary as the logical regional hub for Central and Eastern Europe based on a knowledge-based economy, innovation and hi-tech industries. Hungary has seen increased investment in service and R&D centers as well as the electronics, automotive, IT, biotechnology, pharmaceutics, chemical and energy sectors of the economy. Foreign investors in Hungary include global companies such as Ericsson, ExxonMobil, Flextronics, GE, General Motors, GlaxoSmithKline, IBM, Microsoft, Nokia, Novartis, Oracle, Philips, Siemens and Zoltek.

On May 1, 2004, Hungary and 9 other countries joined the European Union (“EU”). Hungary plans to adopt the euro as its currency in 2010. Hungary joined the North Atlantic Treaty Organization (“NATO”) in 1999. Hungary is also a member of the World Trade Organization.

Overview of Hungarian Telecommunications Industry

The Hungarian Telecommunications Industry Prior to Privatization

In 1989, the Hungarian state-owned Post, Telegraph and Telephone (“PTT”) was divided into three separate companies: the Hungarian Broadcasting Company (“Antenna Hungaria”), the Hungarian Post Office (“Magyar Posta”) and Matav. The Hungarian PTT was historically the exclusive provider of telecommunications services in Hungary. The Hungarian telecommunications market was significantly underdeveloped without the investment in the telecommunications infrastructure necessary to achieve a comparable level of teledensity to that of Western Europe. As of December 31, 1995, Hungary had a basic telephone penetration rate of approximately 21 telephone access lines per 100 inhabitants compared to a European Union average of approximately 48 telephone access lines per 100 inhabitants and a United States average of approximately 60 telephone access lines per 100 inhabitants. Of such access lines in Hungary, approximately 40% were located in Budapest (in which approximately 18% of Hungary’s population resides). In the Hungarotel Operating Areas, access line penetration was approximately 9 telephone access lines per 100 inhabitants as of December 31, 1995.

Privatization of Matav and Local Telephone Service

In 1992, the Hungarian government began the process of privatizing Hungary’s telecommunications industry by selling an initial 30% stake in Matav (raised to 67% in 1995) to

MagyarCom, a company then wholly owned by Deutsche Telekom AG, the German public telephone operator (“Deutsche Telekom”), and Ameritech, a United States telecommunications company. In 1997, Matav completed its initial public offering pursuant to which MagyarCom’s stake in Matav was reduced to approximately 60% and the Hungarian State’s stake was reduced to approximately 6%. The Hungarian State also retained certain shareholder rights by retaining one “Golden Share.” In 1999, the Hungarian State sold its remaining 6% ownership interest in Matav but retained its “Golden Share.” In 2000, Deutsche Telekom purchased the entire ownership interest of SBC Communications Inc. (Ameritech’s successor) in MagyarCom. As of December 31, 2004, MagyarCom owned 59.2% of Matav while 40.8% was publicly traded.

In 1992, the Hungarian government divided the country into 54 primary telecommunications service areas in order to take some of such primary telecommunications service areas out of Matav’s national network with respect to the provision of local basic wireline telephone service. Matav was allowed to continue its monopoly in the provision of domestic and international long distance services through 2001. In 1993, the Hungarian government solicited bids for concessions to build, own and operate telecommunications networks in the 25 service areas which had been chosen to exit the Matav system. The Hungarian government awarded 23 concessions out of the 25 that the Hungarian government solicited bids for. Holders of those 23 concessions today (each a Local Telephone Operator, “LTO”, and together the “LTOs”) include: the Company (5 concession areas); Invitel Telecommunications Services Rt. (“Invitel”), owned by AIG Emerging Europe Infrastructure Fund and GMT Communications Partners Limited (9 concession areas); Monor Communications Group (“Monortel”), part of UnitedGlobalCom, Inc., the global television operator based out of Denver, Colorado (NASDAQ:UCOMA) (1 concession area); and Matav (8 concession areas). Matav also retained the rights to service the 2 concession areas for which there were no successful bidders. Each of the LTOs (including Matav) received 25-year licenses to provide local basic wireline telephone service with exclusivity rights in their respective concession areas, which exclusivity rights all expired by the end of 2002. In addition to the fees paid to the government which aggregated approximately $80.0 million (at historical exchange rates), each of the non-Matav LTOs negotiated a separate asset purchase agreement with Matav for each concession area’s existing basic telephone plant and equipment, which led to the transfer of approximately 260,000 access lines from a total of 1.2 million access lines in the Matav system. Today Matav’s local basic wireline telephone service areas cover approximately 72% of Hungary’s population and approximately 70% of its geographic area.

Domestic and International Long Distance Services

The Hungarian government allowed Matav to continue its monopoly in the provision of domestic and international long distance wireline voice services through 2001. In 1998, the Hungarian government awarded PanTel licenses to provide such services as data transmission, voice mail and other services, which were not subject to exclusive concessions. PanTel built its own countrywide telecommunications network. At the end of 2001, the domestic and international long distance market was officially opened up to competition when Matav’s right to provide exclusive domestic and international long distance wireline voice transmission expired. Other telecommunications service providers have since entered the market. See “-Competition.”

Cellular Service

In 1993, the Hungarian government awarded Westel (the predecessor name to T-Mobile Hungary) and Pannon licenses to provide nationwide digital cellular telephone services. Westel already had a license to provide analog cellular telephone services. Today Matav owns 100% of T-Mobile Hungary and Telenor ASA (the Norwegian telecommunications company) owns 100% of Pannon.

In 1999, the TTW Ministry awarded an additional digital mobile phone license to Vodafone Rt. (“Vodafone”), a subsidiary of Vodafone Group Plc., following a bidding process. Vodafone began operations in late 1999.

Market Liberalization; The Regulatory Framework

In 2001, the Hungarian government enacted its first significant market-oriented telecommunications act. The goal of this act was to provide for a more liberalized telecommunications market by making market entry easier, promoting competition and harmonizing Hungary’s telecommunications laws with those of the European Union. In 2003, the Hungarian government enacted Act C of 2003 on Electronic Communications (the “Communications Act”). The goal of the Communications Act is to further promote competition and to harmonize Hungary’s telecommunications laws with the European Union framework that was put into effect in 2003. The Communications Act is a framework piece of legislation with the detailed governing regulations contained in a series of implementing decrees.

Telecommunications services in Hungary are currently regulated by the Informatics and Communications Ministry of the Hungarian government (the “IC Ministry”) which is led by the Informatics and Communications Minister (the “IC Minister”). The National Communications Authority, a central administrative organization, reports to the IC Minister and the Hungarian government. The National Communications Authority is divided into two units: the Council of the National Communications Authority and the Office of the National Communications Authority. Hungarotel’s operating concessions for local wireline telephone service from the Hungarian government were originally governed by individual concession contracts which have been substantially superseded by subsequent legislation. The Company is in negotiations with the IC Minister to amend or terminate Hungarotel’s concession contracts. See “- Summary of the Communications Act.”

The Hungarian Telecommunications Industry Today

Since 1994, the LTOs, including Matav, have spent approximately $1 billion (at historical exchange rates) to build modern state-of-the-art telecommunications networks throughout Hungary. At the end of 2004, Matav had approximately 2.9 million access lines connected to its telecommunications network, while Invitel, Monortel and Hungarotel (the other LTOs) had approximately 366,000, 64,000 and 189,000 access lines, respectively, connected to their local telecommunications networks. Hungarotel had 28 access lines per 100 inhabitants in its Hungarotel Operating Areas as compared to 35 access lines per 100 inhabitants in all of Hungary at the end of 2004.

In the domestic and international long distance market, other service providers have entered the market to compete with Matav and PanTel. However, only Matav and PanTel have nationwide networks while Invitel has expanded its network out of its local service areas to a large part of Hungary.

At the end of 2004, T-Mobile Hungary had a mobile cellular phone subscriber base of 4.0 million, while Pannon’s subscriber base was 3.0 million and Vodafone’s subscriber base was 1.7 million. The overall penetration rate for cellular service in Hungary was over 86% at the end of 2004. The Hungarian government awarded each of three incumbent wireless providers a Universal Mobile Telecommunications System (“UMTS” or “3G”) license in December 2004 following a tender process.

In the Internet services market, all of the telecommunications providers are providing dial-up and/or broadband Internet service. In addition, there are Internet Service Providers without telecommunications networks. Some of the cable television companies operating in Hungary are offering Internet services and Monortel’s affiliate, UPC Hungary, has recently introduced telephone services.

Company Stockholders

The Company has two large stockholders who own 63% of the Company’s outstanding common stock (“Common Stock”) in the aggregate. Most of the remaining 37% of the Common Stock is held by the public and traded on the American Stock Exchange. Set forth below is a brief description of the two largest stockholders of the Company.

Ashmore Investment Management

Ashmore Investment Management (“Ashmore”) is a specialist emerging markets fund manager based out of London. It manages over $8.0 billion of assets.

As of March 30, 2005, Ashmore owned 22% of the outstanding Common Stock and 33% of the outstanding Common Stock on a fully diluted basis. Ashmore also owns $25 million of notes issued by the Company which mature in 2007. See Notes 8 and 12 of Notes to Consolidated Financial Statements, and see also Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

TDC

TDC A/S, formerly known as Tele Danmark A/S (together with its affiliates, “TDC”), is a Danish full-service provider of communications solutions throughout Europe. TDC is the leading provider of communications services in Denmark, the second-largest communications provider in Switzerland and holds significant interests in a range of communications companies elsewhere across Northern and Continental Europe. TDC’s stock is traded on the stock exchanges in Copenhagen, London and New York (NYSE:TLD).

At December 31, 2004, TDC had total assets of Danish Kroner 87.5 billion (approximately $16.1 billion) and shareholders’ equity of Danish Kroner 36.0 billion (approximately $6.6 billion). For 2004, TDC had net income of Danish Kroner 8.7 billion (approximately $1.6 billion) on net revenues of Danish Kroner 43.6 billion (approximately $8.0 billion).

As a result of certain agreements between the Company and TDC (the “TDC Agreements”), the Company has issued 2,579,588 shares of Common Stock to TDC. In 2002, TDC purchased 1,285,714 shares of Common Stock from a former shareholder of the Company and, in 2004, TDC purchased an additional 1,383,544 shares of Common Stock that were held by another former shareholder. As of March 30, 2005, TDC owned 41% of the outstanding Common Stock and 33% of the outstanding Common Stock on a fully diluted basis. The TDC Agreements provide TDC with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest of the outstanding Common Stock. See Notes 4, 8 and 12 of Notes to Consolidated Financial Statements, and see also Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stockholders Agreement

TDC and Ashmore have entered into a stockholders agreement (the “Stockholders Agreement”) governing their rights and obligations to each other as stockholders of the Company. The Stockholders Agreement provides TDC and Ashmore with rights of first refusal and rights to participate in dispositions with respect to each other’s shares of Common Stock. In addition, the Stockholders Agreement provides for a voting agreement among the parties pursuant to which Ashmore and TDC will each have the right to nominate at least two persons for election as directors of the Company so long as each party (collectively with its affiliates) owns at least 20% of the outstanding equity securities (on a fully-diluted basis) of the

Company. The number of directors to be nominated by either party will be reduced to one director in the event that such party together with its affiliates holds less than 20% but more than 10% of the outstanding equity securities (on a fully-diluted basis) of the Company.

Ashmore and TDC have also agreed: (i) to maintain a joint majority of the board of directors of the Company for so long as Ashmore and TDC each hold (together with their respective affiliates) at least 20% of the outstanding equity securities (on a fully-diluted basis) of the Company, (ii) that, for so long as TDC owns at least 20% of the outstanding equity securities (on a fully-diluted basis) of the Company, TDC shall have the right to nominate one of its directors as Chairman of the Company’s Board and (iii) that for so long as TDC owns at least 30% of the outstanding equity securities (on a fully-diluted basis) of the Company, TDC will have the right to nominate the chief executive officer and the chief financial officer of the Company.

Directors and Officers

The current directors of the Company are Ole Bertram, a Company director and the Company’s President and Chief Executive Officer; Robert Barnes, a partner with Alchemy Partners LLP, a London-based private equity group; Michael Fortier, currently a London-based consultant and formerly a managing director with JP Morgan Chase specializing in mergers and acquisitions; Torben V. Holm, a Company director and the head of the Corporate Business Development department at TDC; Jesper Helmuth Larsen, the Chief Financial Officer of TDC Solutions, TDC’s nordic and broadband fixed line business; John B. Ryan, a Company director and a retired financial consultant; and William E. Starkey, a Company director and a retired Senior Executive with GTE Corporation. Key officers include William T. McGann, the Company’s Controller and Treasurer; Jan Mulder, the Chief Executive Officer of PanTel; and Peter T. Noone, the Company’s General Counsel and Secretary.

The Hungarotel Operating Areas

The following is a brief description of each of the Hungarotel Operating Areas:

Bekes

The Bekes operating region encompasses the southern portion of Bekes County, which borders Romania. The Bekes operating region is comprised of 75 municipalities and has a population of approximately 391,700 with an estimated 166,900 residences and 23,100 business and other potential subscribers (including government institutions). Bekes is the most intensively cultivated agrarian region in Hungary and produces a substantial portion of Hungary’s total wheat production. Industry, generally related to food processing, glass and textile production, is also a strong employer in the region. Foreign investors in the operating region include Owens-Illinois of the United States and a number of European manufacturers. The region is also a center for natural gas exploration and production. As of December 31, 2004, the Company had 105,100 access lines connected to its network in the Bekes operating region. The Company’s network in the Bekes operating region utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Nograd

The Nograd operating region is comprised of 76 municipalities in the eastern portion of Nograd County, which borders Slovakia. The Nograd operating region has a population of approximately 147,900, with an estimated 62,400 residences and 8,900 business and other potential subscribers (including government institutions). The principal economic activities in the Nograd operating region include light manufacturing, tourism, some coal mining and agriculture. Foreign investors in the region include the Italian-owned dairy producer, Sole, and the German company, Paramount Glass. The Nograd operating region’s proximity to Budapest, 1.5 hours by car, and its many cultural attractions makes it a desirable weekend and tourist destination. As of December 31, 2004, the Company had 44,000 access lines connected to its network in the Nograd operating region. The Company’s network in the Nograd operating region utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Papa/Sarvar

The Papa/Sarvar operating region is composed of 114 municipalities located in the counties of Veszprem and Vas. The population of the Papa/Sarvar operating region is approximately 128,400 with an estimated 50,300 residences and 6,500 business and other potential subscribers (including government institutions). The portion of the Papa/Sarvar operating region in Veszprem County is relatively underdeveloped economically with the principal economic activities centered around light industry, appliance manufacturing, agriculture and forest products. Significant foreign investors in Veszprem County include ATAG, the Dutch appliance maker, and Electricité de France. The principal economic activities in the portion of the Papa/Sarvar operating region located in Vas County include heavy manufacturing and assembling, agriculture and tourism. Significant employers in Vas County include: Linde (a German natural gas distributor); Flextronics (an electronics components assembler); and Saga (a British-owned poultry processor). As of December 31, 2004, the Papa/Sarvar operating region had 39,900 access lines connected to its network. The Company’s network in the Papa/Sarvar operating region utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Network Design

Hungarotel has versatile modern telecommunications networks which substantially replaced the antiquated systems purchased from Matav. Its networks provide many of the technologically advanced services currently available in the United States and Western Europe. Most of Hungarotel’s networks are based on digital hosts and remotes with fiber optic rings and copper feeder and distribution. Such a distribution system is the conventional system used in the United States and Western Europe. Telecommunications services are transmitted to the home through twisted pair copper wire telephone cable. The Company has replaced all manually operated local battery and common battery cord type switchboards purchased from Matav while retaining certain analog switching systems. The Company has continually replaced these analog switching systems with digital technology in order to provide the latest features and services. The Company plans to replace the last analog switching system in 2005. Hungarotel’s conventional networks have been designed to employ an open architecture, generally using Synchronous Digital Hierarchy (“SDH”) technology for system resilience. Hungarotel’s networks are designed to provide voice and high speed data services. The Company believes that the flexible design of Hungarotel’s conventional networks allows it to readily implement new technologies and provide enhanced or new services. Hungarotel’s switches in its conventional networks allow it to connect to networks operated by other LTOs, Matav or PanTel in order to route voice and data transmissions.

PanTel built a nationwide state-of-the-art fiber optical backbone network based on SDH/DWDM and Internet-Protocol technology linking every county in Hungary. The network provides fiber optical access to every major city within each Hungarian county. Within these cities PanTel has microwave access networks which cover up to a 20 to 30 kilometer range around each city. PanTel’s network enables it to provide all of its customers’ capacity and bandwidth requirements for voice, data and Internet transmission. PanTel built a metropolitan area network in Budapest, which network connects to the PanTel backbone network allowing PanTel access to Hungary’s capital. PanTel has city-wide coverage in Budapest with 3.5 GHz point-to-point and point-to-multipoint wireless systems.

In some areas, when geographic conditions make it more feasible, Hungarotel is utilizing a wireless network technology based upon the Digital Enhanced Cordless Telecommunications (“DECT”)

system which interfaces radio technology to fiber-optic, digital microwave, or fixed copper networks. Hungarotel is deploying a fiber optic cable to the node in the same fashion as in a conventional network build-out. At each node, the Company has constructed a radio base station (“RBS”), rather than switching to twisted pair copper wire distribution to the home. Each RBS has the capacity to provide service to between 60 and 600 customers. As additional customers are brought onto the network, the Company will install a transceiver unit at the subscriber’s premises. Such transceiver’s operating software is digitally encrypted so that it will operate only with its supporting RBS. A conventional telephone jack is then installed in the subscriber’s household near an electrical outlet which is used to power the transceiver unit. The subscriber then uses a conventional phone to make outgoing and receive incoming calls. The DECT-based wireless local loop system provides the same type and quality of services as a conventional telephone network, including such services as voice mail, call forwarding and call blocking. When an expedited connection is required, the DECT system can connect the subscriber quickly while a wireline connection is being constructed.

PanTel is also deploying a similar wireless connection to certain businesses with much more bandwidth capacity than Hungarotel’s wireless system. Rather than deploying a fiber optical connection to the business’s premises, PanTel can use its wireless 1.5 and 3.5 GHz frequency bands. This enables lower traffic and bandwidth customers (smaller and medium-sized businesses) to be connected to the PanTel backbone network.

The Company has interconnection arrangements in place with the other significant wireline telecommunications service providers and all three Hungarian wireless providers. PanTel’s network also crosses Hungary’s borders and extends into other countries in the Central and Eastern European region including Austria, Bulgaria, Croatia, the Czech Republic, Romania, Slovakia, Slovenia, Serbia and Montenegro, and Ukraine. To service its customers’ global telecommunications needs, PanTel has interconnection agreements with several major international telecommunications service operators which provide for interconnection at international telecommunications hubs in Amsterdam, Frankfurt and Vienna.

Network Administration

Both Hungarotel and PanTel continually monitor their networks with modern technology to ensure uninterrupted and high quality service. Both entities are able to evaluate and respond promptly and appropriately to any network failures.

The Market/Tariff and Fee Structure

Background

The LTOs, including Hungarotel and Matav, had government-protected exclusivity rights to provide local wireline voice services in their concession areas, which exclusivity rights all expired by the end of 2002. Matav also had exclusive rights to provide wireline long distance voice services throughout Hungary, which rights expired at the end of 2001. While competition was officially sanctioned in both the local and long distance voice markets prior to the adoption of the Communications Act, it took the enactment and implementation of the Communications Act, particularly the introduction of carrier selection and number portability in 2004, to truly stimulate competition. See “-Summary of the Communications Act.”

A Hungarian subscriber may now pre-select a telecommunications service provider to provide (i) local and domestic long distance service and (ii) international service. A subscriber may choose the same service provider to provide both (i) local and domestic long distance service and (ii) international service. Therefore, while the Company, Matav and the other LTOs still retain their rights to provide telecommunications services, they are subject to competition in their home markets from each other and other new entrants into the market, including PanTel. Competitors can enter these markets either by building out their own networks (an overbuild) or by using the existing network of the incumbent LTO through either interconnection or an unbundling agreement. See “-Summary of the Communications Act-Significant Market Power.”

With the stated goal of further promoting competition and getting interconnection rates in line with EU rates, the Hungarian government significantly lowered the LTOs’ interconnection rates in 2004 (The Company has contested this action, see “-Summary of the Communications Act-Significant Market Power.”). This means, for example, that a competitor can enter one of the Hungarotel Operating Areas and take a subscriber away from Hungarotel while using Hungarotel’s network to service that subscriber. That service provider could provide the subscriber with local and long distance service with a minimal investment. That competitor could use Hungarotel’s connection to its customer to service outgoing calls and pay a per minute interconnection fee to Hungarotel. In this case, Hungarotel would still receive a monthly subscription fee from the subscriber for supplying the line connection to the home or business. Conversely, Hungarotel and PanTel can go into markets outside of the Hungarotel Operating Areas and compete with the incumbent LTO using that LTO’s network. See “-Summary of the Communications Act-Significant Market Power.”

Hungarotel’s fees and retail tariffs are currently regulated while PanTel’s fees and tariffs are currently not subject to regulation. See “-Summary of the Communications Act-Significant Market Power” and “-Price Regulation.”

Revenue

Hungarotel’s revenues are primarily derived from the provision of local and long distance (domestic and international) telephone services which consist of (i) charges for measured telephone service, which vary depending on the day, the time of day, distance and duration of the call, and (ii) subscription fees. Hungarotel is also permitted to charge its customers connection fees. Hungarotel also receives other operating revenues consisting principally of charges and fees from leased lines, fees for the provision of ADSL and dial-up Internet services, detailed billing, voicemail, caller ID and other customer services, including revenues from the sale and lease of telephone equipment. PanTel’s revenues are derived from (i) local, domestic and international long distance voice and data services, (ii) Internet services, and (iii) similar to Hungarotel, fees for value added services like voicemail and caller ID and such business oriented services as the provision of leased lines and virtual private networks. In addition, PanTel derives revenues from the wholesale market - transporting voice, data and Internet traffic and providing leased line services for other telecommunications service providers, cable television operators and Internet Service Providers.

Measured Service

Hungarotel has two basic rates for outgoing calls, peak and off-peak, for each of local and domestic long distance calls and calls to Hungarian cellular phones within Hungary. The rates for outgoing international long distance calls are based solely on the country called and do not depend on the time of day called. Hungarotel has established special rate plans for low usage subscribers which include a lower per month subscription fee and a higher variable fee for measured service. PanTel derives fees from measured service as well. PanTel has competitive peak and off-peak tariffs but also negotiates special customized rate plans, including “bundled” packages of services, for some of its larger business customers who generate a significant volume of traffic. The measured service fee scheme is summarized below.

Local Calls - For all local calls between its customers within a Hungarotel Operating Area, Hungarotel retains all of the revenues associated with the call. For PanTel customers, local calls to non-Company customers require the payment of a per minute interconnection fee to the telecommunications service provider of the recipient for completing the call.

Outgoing Domestic and International Long Distance Calls - For calls between subscribers, the Company has the capability to carry the call from the calling party to the receiving party entirely over its own telecommunications network. For such calls, the Company keeps the entire revenue collected from its subscribers. For domestic calls initiated by a Company subscriber to another service provider’s customer, the Company has the network capability to deliver the call to the local telecommunications network containing the party receiving the call. In such cases, the Company collects the fee for the domestic long distance call from its subscriber and pays a per minute interconnection termination fee to the telecommunications provider completing the call. Prior to the acquisition of PanTel, Hungarotel had to, in some cases, arrange for either Matav or PanTel to transport the call to the local telecomunications network containing the party receiving the call. Today, PanTel can transport all of these calls. For international calls, the Company has to transfer the call to one of its international service partners for completion. The Company must then pay, directly or indirectly, a per minute termination fee to the telecommunications provider completing the call, and, in some cases, a per minute transmission fee to the telecommunications provider who transports the call from the Company’s network to the local telecommunications network of the telecommunications provider who completes the call. With PanTel’s international network, the Company can deliver the calls to various countries in the Central and Eastern European region. For other calls, the Company can use PanTel’s network and transfer the calls for completion to one of PanTel’s international partners at one of the international telecommunications hubs in either Amsterdam, Frankfurt or Vienna.

Incoming Domestic and International Long Distance Calls - For domestic and international long distance calls to the Company’s subscribers from subscribers of other service providers, the Company receives a per minute interconnection fee for completing the call.

Cellular Calls - The Company’s networks directly interconnect with the three Hungarian cell phone carriers’ networks. For calls by its customers to Hungarian cell phones, the Company must pay a per minute fee to the cellular carrier for completing the call. For calls to Pannon and T-Mobile Hungary and Vodafone subscribers, this fee is currently regulated. The price of calls from a Hungarian cellular phone to the Company’s customers is unregulated and set by the cellular carriers. The cellular carriers pay the Company a per minute interconnection fee for completing mobile calls to the Company’s subscribers. See “-Summary of the Communications Act-Significant Market Power.”

Internet Services - Hungarotel provides dial-up, ADSL and leased line Internet services under the brand name Globonet. When Hungarotel provides dial-up Internet service to its subscribers within the Hungarotel Operating Areas, it charges its Internet subscribers for both the telephone usage and the Internet usage. Hungarotel offers its dial-up Internet subscribers monthly packages consisting of a flat monthly discounted fee for the telephone and Internet usage for a fixed amount of monthly hours with variable telephone and Internet charges for Internet usage beyond the monthly limit. Lower usage dial-up Internet subscribers can pay a per hour fee for telephone and Internet usage without a monthly fee. For the ADSL broadband and leased line Internet service, Hungarotel charges a combined monthly fee for both the high-speed access and the Internet service for an unlimited amount of time. When a third party Internet Service Provider provides Internet service to a Hungarotel customer, Hungarotel receives a monthly access fee from the third party Internet Service Provider plus, in the case of dial-up Internet service, variable fees from its telephone subscriber for the telephone usage which have to be shared with the third party Internet Service Provider. See “-Summary of the Communications Act-Significant Market Power-Internet Service.” PanTel provides high speed Internet access to its customers at set prices or, in some cases, as part of a customized bundled service package.

Subscription Fees

Hungarotel collects a monthly subscription fee from its subscribers. The basic monthly subscription fee is HUF 4,500 ($24.96). In an effort to retain low usage customers, Hungarotel has introduced different subscription fee options for its residential subscriber base. For a reduced monthly subscription fee, a residential subscriber agrees to pay his regular monthly measured service fee plus an additional percentage of such measured service fee which should lower the overall bill for low volume users. Dependent upon the terms of agreement for service, PanTel may charge its business customers a subscription fee. See “-Summary of the Communications Act-Price Regulation.”

Connection Fees

Hungarotel charges its subscribers connection fees when they are added to the Company’s network. Connection fees for some subscribers are regulated by the IC Ministry and the maximum fees are currently HUF 30,000 ($166.40) for residential subscribers and HUF 90,000 ($499.20) for business and other institutional subscribers (including government institutions). Hungarotel currently charges its unregulated customers connection fees of HUF 25,000 ($138.67) for residential subscribers and HUF 68,750 ($381.33) for business and other institutional subscribers. Hungarotel can offer special promotions on the connection fees if it so chooses. In the past, the Company has allowed its subscribers to pay connection fees on various installment plans. Dependent upon the terms of agreement for service, PanTel may charge its business customers a connection fee. See “-Summary of the Communications Act-Price Regulation.”

Other Operating Revenue

The Company supplies private line service (point-to-point and point-to-multi-point), virtual private networks and other services primarily to business subscribers. The Company generates additional revenues from the provision of value-added services, including ISDN, voice mail, call waiting, call forwarding, and three-way calling, as well as through the sale and rental of telephone equipment.

Wholesale Transport Services

PanTel provides wholesale telecommunications services pursuant to which PanTel transports voice, data and Internet services for other telecommunications service providers, cable television operators and Internet Service Providers. PanTel also provides leased line services to this market. For example, PanTel provides transport services to the Hungarian cellular providers as well as cable television companies that have begun offering voice services. PanTel also provides transport services for Hungarian Internet Service Providers, including cable television operators providing Internet services. With its international network and international partners, PanTel can transport voice, data and Internet traffic into, and out of, Hungary for, and to, its international partners.

Strategy

With competition fully in place in Hungary, the Company faces new opportunities and challenges. The Company’s goal is to provide the broadest array of telecommunications services with exceptional quality and service at reasonable prices by becoming the most efficient full service telecommunications provider in Central and Eastern Europe. The Company’s strategy is currently focused on six key market segments: the Hungarotel Operating Areas; the Residential and Small Business Market Outside of the Hungarotel Operating Areas; the Large and Medium-Sized Business Market throughout Hungary; the Internet Services Market; the Wholesale Market; and the International Market.

The Hungarotel Operating Areas. Hungarotel is the dominant service provider in the Hungarotel Operating Areas. In order to maintain that advantage and compete with the cellular providers and other wireline service providers, Hungarotel intends to continue to capitalize on its brand awareness by marketing itself as the known service provider that has brought modern telecommunications services to the cities and villages of the Hungarotel Operating Areas at fair prices with exceptional customer service. Hungarotel’s marketing efforts include advertising on radio and television, door-to-door marketing, newspaper advertising, participation in local trade shows, direct mail, community meetings, billboard advertising and sponsorships. Since many Hungarians prefer face-to-face personal marketing, Hungarotel has leveraged the benefits of having a customer service center in each Hungarotel Operating Area to give personal demonstrations.

For residential customers, Hungarotel is focusing its efforts on educating the customer on the availability of such products and services as voice mail, caller ID and call waiting, which are all new to the Company’s residential customer base. Hungarotel is also highlighting the benefits of the Internet and encouraging its use by offering special rate packages for Internet usage

While Hungarotel’s business and other institutional subscribers account for only 16% of its access lines, these customers account for a greater portion of Hungarotel’s revenue. The Company believes that its business customers have the greatest need for the variety of new products and services that a modern telecommunications company can offer. The Company also believes that its business customers are the primary target for competition. Since the availability of modern telecommunications services is still a relatively new phenomena in Hungary, educating the smaller and medium-sized business customers on the availability and benefits of Hungarotel’s products and services is a continuing goal. Hungarotel focuses on the marketing and sales of various products and services to its business customers such as managed lease lines, ADSL Internet service, PBX sales and services, ISDN, and Digifon Services (e.g. call forwarding, call waiting, call blocking restrictions). Hungarotel has an account manager assigned to each business customer who is responsible for continually meeting with each customer to find out their telecommunications needs. The account manager can then demonstrate each of Hungarotel’s products and services and, working together with that customer, develop a telecommunications strategy using Hungarotel’s products and services which can best enhance that customer’s business. Hungarotel will also continue to offer value-oriented tariff packages to retain customers and limit churn.

Residential and Small Business Market Outside of the Hungarotel Operating Areas. Hungarotel has just begun offering Hungarotel’s services to the residential and small business market outside of the Hungarotel Operating Areas. The Company believes that it can penetrate these markets by challenging the incumbent service providers on service and price. Hungarotel is able to use the networks of the incumbent service providers to reach this market with a minimal capital investment. With the PanTel network behind it, the Company believes that Hungarotel can compete by offering the latest products and services at attractive prices. With carrier pre-selection and number portability, the Company believes that customers are receptive to switching service providers given competitive packages from alternative service providers. See “-Summary of the Communications Act-Significant Market Power.”

Business Customers. The Company plans to continue to build on the reputation that PanTel has developed in Hungary as the most competitive alternative to Matav in the business market (which includes other institutional subscribers and government institutions). The Company plans on continuing to market PanTel throughout Hungary as an efficient, high quality alternative to Matav with excellent pricing plans. PanTel will continue to offer innovative bundled product offerings at competitive prices. The Company expects that PanTel’s nationwide marketing, supplemented by a personalized sales effort, will give PanTel the opportunity to continue to increase its market share in a more liberalized telecommunications market.

Internet Services. The Hungarian government is promoting Hungary as the logical regional hub for Central and Eastern Europe based on a knowledge-based economy, innovation and hi-tech industries. As part of this effort, the government has been promoting the use of the Internet throughout Hungary. The Company believes that both dial-up and broadband Internet access are long-term growth industries in Hungary as the Hungarian economy progresses with Hungary now a member of the EU. Internet growth can generate additional telecommunications revenue. The Company intends to continue to offer innovative incentives to increase its Internet services penetration in the Hungarotel Operating Areas, including special introductory rates for broadband ADSL service. Hungarotel’s goal is to be the market leading Internet Service Provider in the Hungarotel Operating Areas. Hungarotel has just begun offering Globonet’s services to the residential and small business market outside of the Hungarotel Operating Areas. For these markets, Hungarotel will use the incumbent providers’ networks and purchase dial-up and ADSL access at a wholesale rate. See “-Summary of Communications Act-Significant Market Power-Internet Service.”

Wholesale Services. The Company plans to continue to leverage PanTel’s modern backbone telecommunications network to make PanTel the provider of choice in the wholesale market by selling capacity on its network to other service providers for the national and international transmission of their voice, data and Internet traffic. The Company believes that PanTel’s ability to offer large bandwidth capacity at competitive prices makes it an attractive choice in the wholesale market.

International Services. The Company plans on continuing to use the PanTel network as a bridge between Eastern and Western Europe. With its expanding network in Central and Eastern Europe and its international partners, PanTel is well positioned to capitalize on the growth in telecommunications services in the region.

The Company will continue to review its options with respect to any merger or strategic alliance possibilities that may enable the Company to increase its presence in the Hungarian telecommunications marketplace. The Company will also continue to pursue alternatives for offering cellular phone service.

Competition

The Company anticipates that competition in the wireline telephone services market will be centered around Hungary’s business customers. Three telecommunications service providers have built long distance networks capable of servicing substantially all of Hungary: Matav; Invitel; and PanTel. Invitel provides local telephone service in nine concession areas (covering approximately 14% of the country) and has built a network covering Budapest and 16 other urban areas. Matav, Invitel and PanTel are competing for business customers throughout much of Hungary. Today, Hungarotel faces competition within the Hungarotel Operating Areas primarily from Matav. As Hungarotel expands into the residential and small business market outside the Hungarotel Operating Areas, it will face competition from the incumbent providers Matav, Invitel and Monortel.

Other Hungarian telecommunications providers include the following entities which have entered the telecommunications marketplace, particularly the business marketplace: e-Tel, an Irish telecommunications services provider; GTS Hungary Kft. (“GTS”) which provides data and voice transmission services through a nationwide microwave network and a satellite based network (GTS also owns one of the leading Hungarian ISPs); Antenna Hungaria, the national broadcaster which is still controlled by the state; BT Hungaria, an affiliate of British Telecom; and Sweden’s Telia AB. Tele2 has also entered the telecommunications market and is providing voice services through carrier selection to residential and small business customers in Matav’s and Monortel’s local service areas using Matav’s and Monortel’s networks as a reseller.

The Company faces intense competition from the three Hungarian cellular providers: T-Mobile Hungary; Pannon; and Vodafone. The cellular market growth has been very fast in Hungary with a penetration rate of over 86% at the end of 2004. Unlike the United States and Western Europe, many Hungarians have gone from having no telephone (wireline or wireless) straight to a wireless telephone without getting a traditional wireline telephone first. Historically, the airtime and monthly fees charged by the cellular operators are generally more than the fees for comparable services charged by the Company. The cellular telephone providers are, however, currently deploying various discounted pre-paid plans, which make pricing comparisons difficult.

In the Internet Services Provider market, in addition to the incumbent telecommunications service providers, there are numerous independent Internet Service Providers without extensive telecommunications facilities. The independent ISP market has been consolidating over the last few years into fewer larger providers.

The Hungarian cable television market is highly fragmented with about 60 cable television operators providing coverage to approximately 55% of the Hungarian households. The Hungarian cable television industry is undergoing consolidation. UPC, an affiliate of Monortel, is the largest cable television operator in Hungary. UPC is now offering voice and Internet services in some parts of Hungary, including Budapest. Matavkabel, an affiliate of Matav, offers Internet service in some locations.

Summary of the Communications Act

In 2003, the Hungarian Parliament enacted the Communications Act, which took effect on January 1, 2004. The goal of the Communications Act is to further promote competition in the telecommunications market and to harmonize Hungary’s telecommunications laws with the current European Union regulatory framework. The Communications Act is a framework piece of legislation with the detailed governing regulations contained in a series of implementing decrees. Some of the key provisions of the Communications Act and the implementing decrees are summarized below. The provisions are subject to change and legal interpretation.

Administration

The National Communications Authority is the central administrative body that reports to the IC Minister and the Hungarian government. It is divided into two units: the Office of the National Communications Authority (“NCA Office”) which is responsible for administrative tasks such as issuing licenses, verifying reports, managing frequencies and supervising markets; and the Council of the National Communications Authority (“NCA Council”) which identifies providers with significant market power, reviews reference interconnection and local loop unbundling offers for approval and settles disputes between parties.

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

Significant Market Power

Under the Communication Act, a service provider shall be deemed to have significant market power (“SMP”) in a specific market if it possesses a dominant market share of such market. The NCA Council is charged with conducting an annual market analysis and is empowered to assess whether there is effective competition in each of the 18 designated communications markets. If the NCA Council determines that a designated market is not effectively competitive, it shall identify the service provider(s) with SMP in that market and may impose specific regulatory obligations on such service provider(s) in order to induce competition. The first recourse of the NCA Council to stimulate competition in one of the 18 designated markets is to regulate the wholesale market—the market between telecommunications service providers. If such action by the NCA Council does not make the designated market competitive, the NCA Council can then regulate the retail side of that market.

Today Hungarotel, Matav, Invitel, and Monortel are designated as service providers with SMP in the provision of fixed-line non-cellular voice services in their respective local markets. T-Mobile Hungary, Pannon and Vodafone are designated as service providers with SMP in the cellular telephone interconnection market and Matav is designated as a service provider with SMP in the leased line (transmission) market. The SMP designation is not removed until such time as the NCA Council determines otherwise following a market analysis. The current telecommunications service providers deemed to have SMP have additional obligations, some of which are summarized below.

Interconnection. In order to ensure widespread provision and interoperability of communications services, the Communications Act provides that operators of public communications networks shall have a right and, when requested by other operators, an obligation to negotiate interconnection of their networks to each other. The NCA Council may require a telecommunications service provider with SMP to submit a Reference Interconnection Offer (“RIO”) to the NCA Council for approval. The interconnection fees set out in the RIO must be based on cost plus a reasonable profit calculated according to the EU’s Long Run Incremental Cost model. Such Long Run Incremental Cost model is intended to decrease interconnection fees so that the fees are more in line with EU and international standards. At its discretion, the NCA Council can approve a RIO on terms other than those submitted by the telecommunications service provider. Hungarotel’s existing RIO was approved by the NCA Council in 2004. The Hungarian government subsequently reduced Hungarotel’s interconnection rates. Hungarotel and other LTOs have objected to the reduction of their respective LTO interconnection rates and have filed formal appeals. If a service provider wants to connect to Hungarotel’s networks in order to provide telecommunications services to Hungarotel’s customers, Hungarotel must provide interconnection on the terms of its RIO. Therefore, for example, Hungarotel gets per minute interconnection fees for initiating calls when Hungarotel owns the connection to a business or residence that is now a subscriber of another service provider when that service provider has not established its own connection to such subscriber or leased Hungarotel’s connection under an unbundling agreement. Hungarotel also gets per minute interconnection fees for terminating calls to its subscribers from subscribers of other service providers. In addition to the LTOs, the costs for Matav’s transmission services, but not PanTel’s, are regulated since Matav is deemed a service provider with SMP in this market. The termination fees for Pannon, T-Mobile Hungary and Vodafone are regulated since they are all deemed cellular service providers with SMP. See “-Strategy.”

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

All service providers with SMP in the provision of local wireline voice telephone services are required to “unbundle” their local loop networks. This means that Hungarotel must allow third party service providers access to its networks to provide competing telephone services and/or broadband services (including ASDL or other high speed data transfer services) in the Hungarotel Operating Areas. The NCA Council may require a telecommunications service provider with SMP to submit a Reference Unbundling Offer (“RUO”) to the NCA Council for approval. RUOs submitted to the NCA Council must be based on the cost to the LTO plus a reasonable profit based on the EU’s Fully Distributed Cost model. At its discretion, the NCA Council can approve a RUO on terms other than those submitted by the telecommunications service provider. Hungarotel’s existing RUO was approved by the NCA Council in 2004. The Hungarian government subsequently reduced Hungarotel’s RUO rates. Hungarotel and other LTOs have objected to the reduction of their respective RUO rates and have filed formal appeals. Once the NCA Council approves a RUO, any third party service provider that wants to use a LTO’s network to provide competing services must take it on the terms approved by the NCA Council. Therefore, for example, if Hungarotel were to lose a subscriber to another service provider, that service provider could use Hungarotel’s connection to the business or residence and pay Hungarotel a monthly regulated fee, per the approved RUO, to use that connection. However, a potential competitor is not barred from building its own network in any of the regions of Hungary to establish its own connections to subscribers.

Internet Service. Telecommunications service providers designated as having SMP in a local wireline market have an obligation to allow third party Internet Service Providers access to their networks to provide dial-up and broadband Internet service to telephone customers. The access would be subject to the terms of a network access agreement to be entered into between the telecommunications service provider and the Internet Service Provider, which terms would be based on the pricing set out in the telecommunications service provider’s RIO. The third party Internet Service Provider is responsible for arranging the Internet service with the telephone customer. Telecommunications service providers have to provide the third party Internet Service Providers with the capability of offering dial-up Internet service at a per minute rate or a flat bulk rate for a fixed amount of time. The telecommunications service provider collects the local call fees from the telephone customer for the dial-up calls initiated by that customer to the third party Internet Service Provider for Internet service. The telecommunications service provider has to pass on a portion of such local call fees to the third party Internet Service Provider through a legislated revenue sharing arrangement. The intended consequence of these actions is to increase Internet penetration in Hungary.

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

Carrier Selection

Wireline subscribers can now choose their telecommunications service provider on a call-by-call basis (selection) or on a continuing basis (pre-selection). A wireline subscriber may now pre-select a telecommunications service provider to provide local and domestic long distance service (including calls to Hungarian cellular phones) and that service provider will be responsible for billing. A wireline subscriber can choose a separate service provider for international calls. If an existing Hungarotel subscriber chooses a different service provider, that service provider could establish a direct connection to that subscriber’s home or business. Otherwise, the new carrier could use Hungarotel’s connection to that subscriber’s home or business and pay Hungarotel a per minute interconnection fee per Hungarotel’s RIO or pay Hungarotel a monthly fee for the use of Hungarotel’s connection per Hungarotel’s RUO. See “-The Market/Tariff and Fee Structure,” “-Strategy,” and “- Competition.”

Number Portability

Beginning in 2004, all wireline and cellular telephone service providers in Hungary are required to ensure that their subscribers have the right to retain their telephone numbers when they change service providers. There are exceptions when a subscriber of a wireline service provider moves beyond a certain geographical area.

Universal Services

Overview. The Communications Act defines “Universal Services” as basic communications services that must be made available to all subscribers at a fixed location at an affordable price. Universal Services include: (i) the provision of access to fixed line telecommunication services so that a subscriber can make and receive phone calls (including dial-up calls to an Internet Service Provider) and have the capability of making toll-free emergency calls; (ii) the provision of a mandated number of public pay phones; (iii) the provision of directory information services; (iv) the provision of phone number directories; and (v) the provision to subscribers at no cost of selective call barring for outgoing calls. The Communications Act placed “universal service” obligations on designated telecommunications service providers, including Hungarotel. The IC Minister is responsible for the designation of the universal service providers so that all of Hungary is covered. Certain telephone service providers, including Hungarotel, have entered into a Universal Services Agreement with the IC Ministry.

Universal Service Customers and Pricing. Every universal service provider, including Hungarotel, must offer certain of their subscribers an “affordable” telephone service rate package. The rates are subject to the overall price cap set out for Universal Services. The goal is to encourage people without telephone service to get telephone service and to provide low usage subscribers with an incentive to keep their telephone service. See “-Price Regulation.”

Universal Services Fund. The Communications Act established a Universal Services Fund (“USF”). Every cellular and non-cellular telecommunications service provider in Hungary was required to contribute to the USF and funds from the USF were paid out to universal service providers to offset the cost of providing Universal Services. Due to some recent changes in the regulations regarding Universal Services, the Company is not certain at this time whether Hungarotel and PanTel will be required to continue to contribute to the USF or whether Hungarotel will receive any more funds from the USF.

Performance Criteria. Hungarotel’s Universal Services Agreement provides for certain performance criteria including: deadlines for the installation of telephone service for new subscribers; minimum standards for the quality of voice and data transmission; and standards for error response. Failure to comply with these performance standards could result in financial penalties. The Company believes that Hungarotel has demonstrated substantial performance to date under its existing Universal Services Agreement.

Price Regulation

In order to keep prices competitive in the telecommunications marketplace, the NCA Council is empowered with the regulation of the prices charged by telecommunications service providers designated with SMP. Since PanTel is not designated a service provider with SMP, its prices are not subject to regulation. Currently, outgoing calls from cell phones in Hungary are not regulated. Hungarotel’s prices are regulated within the Hungarotel Operating Areas since Hungarotel is deemed a service provider with SMP in those areas. For wireline calls, the regulation of fees is divided into two categories: (a) fees for subscribers that are designated Universal Service subscribers, which are regulated regardless of the competitiveness of a particular market; and (b) fees for subscribers that are not designated as Universal Service subscribers.

Universal Service Subscribers. The following fees are regulated as part of a rebalancing formula: (a) local calls; (b) domestic long distance and international calls; (c) calls to cellular phones; (d) connection fees; and (e) subscription fees. The IC Ministry uses the Hungarian consumer price index (“CPI”) and an efficiency factor in setting an overall price caps for the fees. Given the overall price cap of 1.5% for 2005 and the permitted increases in subscription fees and local calls, the rates for other services are expected to decrease in 2005. Dial-up calls to Internet Service Providers are also separately regulated.

Non-Universal Service Subscribers. Only subscription fees, which may not exceed the CPI, and dial-up calls to Internet Service Providers are regulated. Local, domestic long distance (including calls to cellular phones) and international calls as well as connection fees are not subject to regulation.

Hungarian Taxation

Corporate Income Tax. The operations of HTCC’s Hungarian subsidiaries are subject to the Hungarian corporate income tax rate of 16%.

Local Tax. HTCC’s Hungarian subsidiaries are subject to local taxes by local municipal governments. The largest local tax is the local business tax, which cannot exceed 2%. The base of the local business tax is revenues less certain allowable costs. When a company is subject to more than one local municipal taxing authority, the base of the local business tax must be allocated between the local municipal taxing authorities.

Inovation Contribution. Hungarian companies are subject to a 0.25% levy to fund research and development activities. The base for this tax is the same base as the local business tax.

Value Added Tax (“VAT”). The Hungarian VAT system is based on EU regulations. VAT is a consumption tax which is fully borne by the final consumer of a product or service. The current rates of VAT in Hungary vary between 5.0% and 25.0%, depending on the type of product sold or service rendered.

Social Insurance Contributions. In 2004, Hungarian employers were required to pay the state 29% of an employee’s gross salary as a social security contribution, 3.0% of an employee’s gross salary as the employer’s contribution to the unemployment fund, and 1.5% of an employee’s gross salary in training fund contributions. In addition, Hungarian companies paid an additional fee of HUF 3,450 ($19.14) per month for each employee for health insurance.

Employees

The Company employs approximately 900 people, including 5 expatriates and the 320 employees recently assumed from PanTel. The Company considers its relations with its employees to be satisfactory.

Item 2. Properties

The Company leases its principal executive offices in Budapest, Hungary and also has a United States office located in Seattle, WA. In addition, the Company owns and leases properties throughout Hungary. The Company has secured all the necessary rights-of-way with respect to its telecommunications networks. The Company’s owned real property and telecommunications assets are secured pursuant to the Company’s secured syndicated bank credit facility. The Company believes that its leased and owned office space and real property are adequate for its present needs but periodically reviews its future needs.

Item 3. Legal Proceedings

Local Business Tax

An ambiguous provision in Hungarotel’s Concession Contracts regarding the payment of local municipal business tax is at issue. At the time of the inception of the Concession Contracts, the local business tax was 0%. When this business tax was instituted in one of the regions within the Hungarotel Operating Areas in 1996, one municipality, citing such provision in Hungarotel’s Concession Contract, claimed that Hungarotel was liable to pay the local business tax at ten times the prevailing rate. The municipality took the matter up with both the National Communications Authority and the predecessor ministry to the IC Ministry. However, the municipality has not been able to enforce this undertaking because it is not a party to the Concession Contracts. In 1999, the Hungarian Deputy State Secretary gave a verbal confirmation that the Hungarian government would not require Hungarotel to pay such tax. In November 1999, the Hungarian government sent a letter to the municipality informing it that the disputed business tax provision was not enforceable because the indefinite nature of the undertaking constituted an unjustified burden on Hungarotel and that the undertaking was not in compliance with the laws on Local Business Tax. To date, several municipalities have cited this provision in Hungarotel’s Concession Contracts and demanded payment from the Company of a local municipal business tax. In March 2004, three municipalities initiated court proceedings against Hungarotel in the Metropolitan Court of Budapest seeking an aggregate of HUF 4.46 billion ($24.7 million) including interest. The Company believes that this undertaking is unenforceable and intends to defend itself against this action and any other action brought related to this matter.

Fazis

During 1996 and 1997, the Company entered into several construction contracts with Fazis, a Hungarian contractor (“Fazis”), which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. Fazis financed the facility through Postabank, a Hungarian bank. The Company and Fazis have a disagreement with respect to several issues relating to the quality and quantity of the work done by Fazis. The Company has rejected invoices from Fazis in the amount of approximately HUF 700 million (approximately $3.9 million) and Fazis subsequently sought payment under separate invoices in the amount of approximately $24 million (at historical exchange rates), which Hungarotel disputed because of quantity and quality issues and because of its counterclaim for breach of contract by Fazis, amounting to approximately $31 million (at historical exchange rates).

In order to resolve these issues, the Company purchased from Postabank in 1999 some of Postabank’s receivables owed by Fazis to Postabank (HUF 4.0 billion; approximately $22.2 million) with respect to the contractor financing facility. The Company also purchased from Postabank some of the obligations which the Company owed to Fazis under the contractor financing facility which were assumed by Postabank (HUF 7.0 billion; approximately $38.8 million). The Company then set off its remaining uncontested liabilities owed to Fazis (HUF 900 million; approximately $4.9 million) against the amounts owed to the Company by Fazis (HUF 4.0 billion; approximately $22.2 million).

Fazis and Reorg Rt. (“Reorg”, a company responsible for collecting Postabank’s debts) contested these actions by the Company in Hungarian court proceedings. In 2004, the Company prevailed against both parties and both Fazis’ and Reorg’s legal proceedings regarding these matters were terminated.

In January 2005, Fazis commenced proceedings against the Company before the arbitration court that is a part of the Hungarian Chamber of Commerce alleging a new cause of action arising from the original construction contracts. Fazis’ new claim against the Company is for alleged unpaid invoices in the amount of HUF 1.7 billion ($9.4 million), including interest and VAT.

At this time, the outcome of this dispute cannot be predicted with certainty. The Company believes that it will prevail procedurally due to the fact that the Company believes that the time period for contesting this claim has expired. Second, the Company believes that it would prevail if necessary on the merits of the proceedings. Finally, the Company has a larger claim against Fazis, $31 million, for breach of contract. The Hungarian legal system is still developing. Therefore, finality of actions cannot be predicted with any certainty. Consequentially, there can be no assurances as to the final outcome or course of action of this dispute.

Other

The Company is involved in various other legal actions arising in the ordinary course of business. The Company is contesting these legal actions in addition to the actions noted above; however, the outcome of individual matters is not predictable with assurance. Although the ultimate resolution of these actions (including the actions discussed above) is not presently determinable, the Company believes that any liability resulting from the current pending legal actions involving the Company, in excess of amounts provided therefor, will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity,

Related Stockholder Matters

and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock trades on the American Stock Exchange (the “Amex”) under the symbol “HTC.” The following table sets forth the high and low sale prices for the Common Stock as reported by the Amex for each quarter in 2003 and 2004.

	2004		2003
Quarter Ended	High	Low	High	Low
March 31	$11.48	$9.06	$9.00	$7.10
June 30	9.95	8.60	13.50	8.35
September 30	10.61	7.00	11.55	8.40
December 31	14.60	9.10	10.45	9.20

On March 24, 2005, the closing sale price for the Common Stock on the Amex was $14.87.

Stockholders

As of March 30, 2005, the Company had 12,724,938 shares of Common Stock outstanding held by 100 holders of record. The Company believes that it has approximately 1,700 beneficial owners who hold their shares in street names.

The Company will furnish, without charge, on the written request of any stockholder, a copy of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including financial statements filed therewith. Stockholders wishing a copy may send their request to the Company at 1201 Third Avenue, Suite 3400, Seattle, WA 98101-3034.

Dividend Policy

The Company has 30,000 shares of its Series A Cumulative Convertible Preferred Stock with a liquidation value of $70 per share outstanding which are currently held by Ashmore and TDC. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends in arrears at the annual rate of 5%, compounded annually on the liquidation value. The Company has only paid one preferred dividend. As of December 31, 2004, the total arrearage on the Preferred Shares was $546,000. Under Delaware law, HTCC has been restricted in past years from paying dividends due to a stockholders’ deficiency. The Company’s secured bank credit facility also limits the Company’s ability to pay dividends. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its businesses. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid on its Common Stock until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings.

At present, HTCC’s only source of cash is payments from intercompany loans, payments under its management service agreement with its Hungarian subsidiaries, and dividends, if any, from its Hungarian subsidiaries. The Hungarian subsidiaries’ ability to pay dividends or make other capital distributions to HTCC is governed by Hungarian law, and, as noted above, is also significantly restricted by the Company’s secured bank credit facility. The Company’s subsidiaries are borrowers under the credit facility which provides that the subsidiaries can only make distributions without consent to HTCC for limited purposes. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

On November 10, 2004, the Company issued 250,000 shares of Common Stock and paid cash to PT Invest, a Hungarian based entity, as consideration for the purchase by the Company of 14.7% of PanTel. On such date, the price per share of the Company’s Common Stock was valued at $10.80 on the American Stock Exchange. The unregistered issuance was in reliance upon an exemption from the registration provisions of the Securities Act of 1933 (the “Securities Act”) set forth in Section 4(2) thereof relative to transactions by an issuer not involving any public offering. The purchaser was informed that the transaction was being effected without registration under the Securities Act and that the shares acquired could not be resold without registration under the Securities Act unless the sale is effected pursuant to an exemption from the registration requirements of the Securities Act.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its shares of Common Stock during the fourth quarter of 2004.

Equity Compensation Plan Information

The following table provides information about the Company’s Common Stock that may be issued under the Company’s equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity Compensation Plans Approved by Security Holders	670,000	$6.62	1,352,896
Equity Compensation Plans Not Approved by Security Holders	151,284	$7.54	0
Total	821,284		1,352,896

The equity compensation plan not approved by the Company’s security holders set forth in the table above is the Director Stock Option Plan (outstanding options to purchase 151,284 shares of Common Stock as of the end of 2004). The Director Stock Option Plan was adopted by the Company’s Board of Directors in 1997. The Director Stock Option Plan had 250,000 shares of available Common Stock of which unexercised options to purchase 151,284 shares of Common Stock were outstanding as of the end of 2004 and 10,000 shares of Common Stock had been issued pursuant to exercised options. Following the approval of the Company’s stockholders, the remaining 88,716 shares of Common Stock were rolled over to, and became part of, the Company’s stockholder approved 2004 Long-Term Incentive Plan (the “2004 Plan”). Following such stockholder approval, the Company’s Board of Directors agreed to not issue any more shares from the Director Stock Option Plan. The Director Stock Option Plan is administered by the Compensation Committee. The Director Stock Option Plan provided that each non-employee director shall automatically receive an option to purchase 5,000 shares of Common Stock upon his or her election or reelection to the Board of Directors by the Company’s stockholders each year. Each option granted had a ten year exercise term and vested upon the completion of the one-year board term. The exercise price per share of Common Stock is equal to the market value of a share of Common Stock calculated on the date of grant by using the prior 20 trading day average closing price of the Company’s Common Stock on the American Stock Exchange. If a director ceases to be a director of the Company and the director is not eligible to retire, the end of the exercise period is accelerated to three years following the cessation of such service (if less than the original term). The options are not transferable except for limited estate planning purposes and by the laws of descent and distribution.

The 2004 Plan which was approved by the Company’s stockholders had 1,352,896 shares of Common Stock available for issuances for compensatory purposes at the end of 2004. Under the two older stock option plans, the Company had 498,126 shares of Common Stock available for issuance at the end of 2003. The Company can issue, from the 2004 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance units payable in cash or stock. Stock option awards under employment agreements are granted from the 2004 Plan. See Item 11. “Executive Compensation”.

Item 6. Selected Financial Data

HUNGARIAN TELEPHONE AND CABLE CORP.

AND SUBSIDIARIES

Selected Financial and Operating Data

(Dollars in Thousands, Except Per Share Amounts)

For the Year	2004	2003	2002	2001	2000
Operating revenues, net	$60,340	$59,609	$52,182	$45,236	$42,974

Operating income	$18,788	$26,770	$23,086	$18,340	$16,469

Operating income per common share (basic)	$1.51	$2.20	$1.91	$1.51	$1.37

Income (loss) before extraordinary items	$16,242	$12,476	$27,341	$11,099	$(5,331)

Net income (loss)	$16,242	$12,476	$27,341	$11,099	$(5,331)

Net income (loss) per common share (basic)	$1.30	$1.02	$2.25	$0.91	$(0.45)

At Year-End

Total assets	$192,285	$176,556	$169,059	$136,071	$147,318

Long-term debt, excluding current installments	$71,715	$90,839	$102,165	$104,882	$124,814

Total stockholders’ equity (deficiency)	$81,520	$46,359	$29,848	$366	$(10,878)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company has been engaged in the provision of telecommunications services through Hungarotel. The Company has earned substantially all of its telecommunications revenue from measured service fees, monthly line rental (subscription) fees, connection fees, public pay telephone services and ancillary services (including charges for additional services purchased at the customer’s discretion).

Since commencing the provision of telecommunications services in 1995, the Company’s network construction and expansion program has added 127,600 net access lines through December 31, 2004 to the approximately 61,400 access lines acquired directly from Matav. During the late 1990s, the development and installation of the network in each of the Hungarotel Operating Areas required significant capital expenditures.

The primary challenge facing the Company is retaining existing customers and attracting new customers in a highly competitive market that is constantly in flux due to a challenging regulatory environment, new competitive fixed line telephony entrants, mobile telephony penetration and macroeconomic factors. The Company’s success depends upon its operating and marketing strategies, as well as market acceptance of the Company’s telecommunications services both within and outside the Hungarotel Operating Areas. The Company is also seeking to expand its presence in the Hungarian telecommunications market through strategic acquisition, merger, or alliance opportunities. The Company recently acquired PanTel which provides the Company with significant opportunities in the business telecommunications market by utilizing PanTel’s fiber optical backbone network covering all of Hungary. The Company is also continuing to explore wireless service solutions and opportunities so that it can be a full service provider in Hungary thereby providing traditional fixed line, data and wireless telecommunications services for its residential and business subscribers.

The Company’s results and financial position, reported in U.S. dollars, continue to be significantly affected by movements in the Hungarian forint/U.S. dollar exchange rate.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic and regulatory conditions. The Company believes the following accounting policies are critical to understanding the results of operations and the effect of the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition Policies – The Company recognizes revenues, net of interconnect charges, when services are rendered to the customer. The Company’s pricing is subject to oversight by the Hungarian regulatory authorities. Such regulation also covers interconnection, competition and other public policy issues. The Company has recognized revenue associated with it being a Universal Service Provider within the Hungarotel Operating Areas. Regulatory interpretation of the Communications Act and related decrees, which may involve retroactive adjustments, Hungary’s membership in the EU, and changes in the political environment within Hungary could all result in changes in the level of the Company’s revenues. The Company monitors the decisions of the regulatory authorities and the Hungarian market closely, and will make adjustments to revenue and associated expenses if necessary. The Company records deferred revenues and costs related to the revenue and related installation costs associated with connecting new customers to the Company’s networks. The Company amortizes these amounts over an estimated seven year average period. If a significant number of customers were to leave the service of the Company, the amortization of those deferred costs and revenues would accelerate.

Recovery of Goodwill – The Company assesses the fair value of goodwill annually. To the extent that information indicates that the carrying amount of the Company’s net assets exceeds the Company’s estimated fair value, the Company will recognize an impairment charge. The estimated fair value of the Company is determined using two methods. The first method places a per access line fair value on each of the Hungarotel Operating Areas access lines and compares this to the book value of the net assets of the Hungarotel Operating Areas. The second method compares the market capitalization of the Company to the book value of the net assets of the Company. In 2004, the Company performed its annual impairment testing with respect to goodwill, and based upon the results, the Company concluded that there is no impairment to the carrying value of goodwill reported in its financial statements. The Company’s estimates of fair value will be subject to revision as market conditions change.

Long-lived Asset Recovery – Long-lived assets, consisting primarily of property, plant and equipment, and intangibles, including concession rights, comprise a significant portion of the Company’s total assets. Changes in technology, changes in the Company’s intended use of these assets, and/or changes in the regulatory environment may cause the estimated period of use or the value of these assets to change. These assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and reviewing recoverability require both judgment and estimation by management. Impairment is deemed to have occurred if projected undiscounted cash flows related to the asset are less than its carrying value. If impairment is deemed to have occurred, the carrying values of the assets are written down, through a charge against earnings, to their fair value.

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

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Hungarotel’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2004 was 202.74, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2003 of 224.34. When comparing the year ended December 31, 2004 to the year ended December 31, 2003, it should be noted that all U.S. dollar reported amounts have been affected by this 11% appreciation in the Hungarian forint against the U.S. dollar.

Net Revenues

	Year ended
(dollars in millions)	2004	2003
Measured service revenues	31.2	32.0
Subscription revenues	25.1	24.1
Interconnect charges:
Incoming	2.6	3.5
Outgoing	(8.5)	(9.6)

Net	(5.9)	(6.1)

Net measured service and subscription revenues	50.4	50.0
Connection fees	1.7	2.6
Other operating revenues, net	8.2	7.0

Telephone Service Revenues, Net	60.3	59.6

The Company recorded a 1% increase in net telephone service revenues for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Measured service revenues decreased in functional currency terms by approximately 12% as a result of:

•	A 3% decrease in average access lines in service from approximately 197,600 for the year ended December 31, 2003 to approximately 191,900 during the year ended December 31, 2004. Approximately 2.6% of the 3.0% decrease occurred in the residential customer group as a result of further mobile penetration and economic conditions that resulted in some customers not being able to afford telephony services in general or choosing to continue with their mobile service provider and drop their fixed line service when deciding to reduce their monthly communication expenses. The remaining 0.4% of the 3.0% decrease is attributable to business customers due primarily to increased competition from both fixed line operators and mobile providers.

•	An overall decrease in call minutes by 4.2% that is partially correlated to the decrease in the number of lines serviced over the same period in the prior year. Internet usage was the only service to increase in terms of minutes of use over the same period in the prior year. Calls from the Company’s customers to mobile subscribers decreased by 13.1% over the prior year, representing the greatest decrease out of all of the Company’s call services. The decrease is attributable to increased competition from mobile providers who offer mobile to mobile calls at rates that are lower than fixed line to mobile call rates due to adverse regulatory changes with respect to the interconnect prices permitted to be charged by fixed line operators compared to the mobile operators.

•	As of June 2004 the Company began offering discounts off of its listed call tariffs to some of its significant business customers.

•	Off-peak call minutes decreased at an overall rate of 3.8% compared to that of peak call minutes which decreased by 4.7% compared to the prior year. This difference indicates that some business customers switched to the Company’s competitors through carrier pre-selection as the bulk of call minutes during peak hours are used by business customers.

The Company is focusing on retaining its existing business customer base by offering discounts to its listed call tariffs in exchange for fixed term contracts. The Company is also promoting higher margin products such as ADSL connections to customers. Penetration for higher cost products like ADSL connections is expected to be limited due to the economic conditions in the Hungarotel Operating Areas. The Company also plans to enter competitors’ markets by offering lower cost fixed line services. Due to economic conditions and pricing issues, both within and outside the Hungarotel Operating Areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in place during the years ended December 31, 2004 and December 31, 2003 apart from the business customer discounts described above.

Subscription revenues decreased in functional currency terms by approximately 6% as a result of (i) a 3% decrease in average access lines in service between the two periods; (ii) customer transfers from higher monthly fee subscriptions to lower monthly fee subscriptions; and (iii) 30% lower Universal Service revenues compared to the Universal Service revenues recorded for the year ended December 31, 2003.

Included in subscription revenues is $1.2 million for the year ended December 31, 2004 and $1.7 million for the year ended December 31, 2003 of revenue associated with the Company being a Universal Service Provider. The funds to be received by the Company from the Universal Services Fund were based upon the number of customers, which meet certain requirements defined in government regulations. The Company believes that its prior Universal Services Agreement, which expired June 30, 2004, continues to apply to the revenues that have been accrued up to June 30, 2004. Universal Service funds from 2003 that have not been received from the Hungarian government as of December 31, 2004 amount to $1.7 million, which amount has been confirmed by the administrators of the Universal Services Fund. As a result of negotiations, the Company signed a new Universal Service Agreement with the IC Ministry that will be retroactive to July 1, 2004. Under this new agreement, as a result of the strict conditions stipulated to receive funds for being a Universal Services Provider, the Company does not expect to receive any money in the future for being a Universal Services Provider.

Net measured service and subscription revenues have been reduced by net interconnect charges which totaled $5.9 million and $6.1 million during the years ended December 31, 2004 and 2003, respectively. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 11% for the year ended December 31, 2003 to 10% for the year ended December 31, 2004. This decrease is attributable to decreasing interconnect prices in the Hungarian telecommunications market due to governmental efforts to bring interconnection fees in line with European Union levels. The Company is paid a per minute interconnection fee for completing long distance wireline and mobile calls over the Company’s network to the Company’s subscribers (incoming). The Company pays interconnection fees to other wireline and mobile operators to terminate calls from the Company’s subscribers (outgoing). New interconnect prices became effective June 15, 2004. Fixed line operators’ interconnect prices were reduced significantly, 38% in Hungarotel’s case, whereas the mobile operators’ interconnect prices have remained consistent. The majority of Hungarotel’s interconnect expenses relate to mobile network terminated calls. As a result, interconnect expenses (outgoing) continue to be charged at rates comparable to the same period in the prior year while interconnect revenues (incoming) were reduced by 38% from June 15, 2004. The Company, along with other fixed line operators in Hungary, have legally challenged the rate reduction decisions, arguing that the interconnection fees to be charged by the fixed line operators are less than the actual cost of terminating calls.

In 1997 and 1998 during the construction of the Company’s networks, the Company connected a substantial number of its current customer base. The Company has been amortizing the connection fees received back in 1997 and 1998 to revenue over the last 7 years while at the same time amortizing over 7 years to expense the initial cash outlay for connecting those customers. The amortization period for revenues and expenses for those customers is coming to an end resulting in a 31% reduction in connection revenues. The revenue attributable to the addition of new customers, added to the Company’s network after 1998, is significantly lower than that attributable to customers from 1998 and earlier.

Other operating revenues include revenues generated from the provision of leased lines, ADSL access, operator services, Internet services and other miscellaneous telephone service revenues. In functional currency terms, other operating revenues increased approximately 6% for the year ended December 31, 2004, as compared to the year ended December 31, 2003. This increase is primarily due to increased leased line, ADSL access, and Internet revenues between the two periods.

Operating and Maintenance Expenses

	Year ended
(dollars in millions)	2004	2003
Operating and maintenance expenses	$29.2	$21.6

Operating and maintenance expenses increased 35% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. In functional currency terms, the operating and maintenance expenses of Hungarotel decreased approximately 7% for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The 7% decrease is primarily due to the decreasing number of new connection fee charges amortized during the year ended December 31, 2004 in relation to the number of connection fee charges that have been fully amortized. See discussion of amortization of connection fees above. In U.S. dollar terms, however, such decrease in costs in functional currency terms has been offset by the 11% appreciation of the Hungarian forint combined with a 250% increase in the Company’s U.S. dollar denominated operating expenses between the periods. This 250% increase is primarily due to a $6.4 million non-cash compensation charge related to the amendment of two stock option plans. Variable option accounting requires the Company to determine a value related to its outstanding stock options, on a periodic basis, by applying the difference between the Company’s stock price at a point in time and the option exercise prices to the number of options outstanding. The value determined is recorded in the income statement as either an increase or decrease to compensation expense depending on the number of stock options outstanding from one period to another as well as changes in the price of the Company’s stock.

Depreciation and Amortization

	Year ended
(dollars in millions)	2004	2003
Depreciation and amortization	$12.4	$11.3

Depreciation and amortization charges increased 10% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Depreciation and amortization charges remained consistent in functional currency terms between the two periods.

Income from Operations

	Year ended
(dollars in millions)	2004	2003
Income from operations	$18.8	$26.8

Income from operations decreased 30% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Contributing to such a decrease were higher operating and maintenance expenses and depreciation and amortization expenses partially offset by slightly higher net telephone service revenues.

Foreign Exchange Gains (Losses)

	Year ended
(dollars in millions)	2004	2003
Foreign exchange gains (losses)	$6.9	($5.7)

The foreign exchange gains, for the year ended December 31, 2004, resulted primarily from the appreciation of the Hungarian forint against the euro and the U.S. dollar on the Company’s average EUR 46.9 million denominated debt outstanding and U.S. dollar 25 million denominated debt outstanding during the period. At December 31, 2004, the Hungarian forint had appreciated by approximately 7% against the euro and approximately 15% against the U.S. dollar as compared to December 31, 2003 levels. Foreign exchange losses for the year ended December 31, 2003 resulted primarily from the devaluation of the Hungarian forint on the Company’s average EUR 60.6 million denominated debt outstanding, partially offset by the appreciation of the Hungarian forint on the Company’s U.S. dollar 25 million denominated debt outstanding during the period. At December 31, 2003, the Hungarian forint had devalued by approximately 10% against the euro as compared to December 31, 2002, and had appreciated by 8.3% against the U.S. dollar as compared to December 31, 2002. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Year ended
(dollars in millions)	2004	2003
Interest expense	$9.1	$9.1

Interest expense remained consistent for the year ended December 31, 2004 as compared to the year ended December 31, 2003. This was the result of: (i) higher average interest rates paid on the Company’s borrowings during the year ended December 31, 2004 compared to the year ended December 31, 2003; (ii) the 11% appreciation of the Hungarian forint against the U.S. dollar between the periods when translating Hungarotel’s Hungarian forint denominated interest expense into U.S. dollars; and (iii) lower average debt levels outstanding between the periods. As a result of the higher interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations increased from 5.94% for the year ended December 31, 2003, to 6.43% for the year ended December 31, 2004, an 8% increase. See “Liquidity and Capital Resources” section below.

Interest Income

	Year ended
(dollars in millions)	2004	2003
Interest income	$2.2	$1.3

Interest income increased 69% for the year ended December 31, 2004 as compared to the year ended December 31, 2003, due to higher Hungarian forint cash levels, higher interest rates paid on Hungarian forint deposits between the periods and the appreciation of the Hungarian forint over the prior year.

Income Tax Expense

	Year ended
(dollars in millions)	2004	2003
Current tax expense	$(1.4)	$(0.4)
Deferred tax expense	(1.8)	(0.1)

Total income tax expense	$(3.2)	$(0.5)

The Company recorded a $1.4 million current tax expense in 2004 as a result of Hungarotel paying 16% corporate income tax on its taxable income for the year due to Hungarotel exhausting all net operating loss carry forwards from previous years.

The Company recorded a deferred tax expense of $1.8 for the year ended December 31, 2004 as compared to a deferred tax expense of $0.1 million for the year ended December 31, 2003. The deferred tax expense of $1.8 million for the year ended December 31, 2004 reflects the impact of updating the deferred tax calculation as of December 31, 2004. The amount of the deferred tax asset considered realizable as of December 31, 2004 could be reduced in the future if estimates of taxable income during the future periods are reduced. Management considers projected future taxable income and tax planning in making these assessments.

Net Income

	Year ended
(dollars in millions)	2004	2003
Net income	$16.1	$12.4

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $16.1 million, or $1.30 per share, or $1.25 per share on a diluted basis, for the year ended December 31, 2004 as compared to net income attributable to common stockholders of $12.4 million, or $1.02 per share, or $0.97 per share on a diluted basis, for the year ended December 30, 2003.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Hungarotel’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2003 was 224.34, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2002 of 257.89. When comparing the year ended December 31, 2003 to the year ended December 31, 2002, it should be noted that all U.S. dollar reported amounts have been affected by this 15% appreciation in the Hungarian forint against the U.S. dollar.

Net Revenues

	Year ended
(dollars in millions)	2003	2002
Measured service revenues	$32.0	$30.3
Subscription revenues	24.1	21.0
Interconnect charges:
Incoming	3.5	2.7
Outgoing	(9.6)	(9.6)

Net	(6.1)	(6.9)

Net measured service and subscription revenues	50.0	44.4
Connection fees	2.6	2.5
Other operating revenues, net	7.0	5.3

Telephone Service Revenues, Net	$59.6	$52.2

The Company recorded a 14% increase in net telephone service revenues for the year ended December 31, 2003.

Measured service revenues decreased in functional currency terms by approximately 8% as a result of a decrease in average access lines in service from approximately 201,600 for the year ended December 31, 2002 to approximately 197,600 for the year ended December 31, 2003, lower minutes of use for some telecommunications services, and change in the mix of call directions. Due to economic conditions and pricing issues, both within and outside the Hungarotel Operating Areas, the Company did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in use during the year ended December 31, 2003 and the year ended December 31, 2002.

Subscription revenues in functional currency terms remained at the same level, as a mixed result of (i) an approximate 10% increase in the monthly subscription rates as of August 1, 2002, offset by a 2% decrease in average access lines in service between the two periods, and further offset by (ii) a 23% decrease, from approximately $2.0 million to $1.7 million, in Universal Service revenues between the periods. This decrease in Universal Service revenues is attributable to (a) a 21% decrease in monthly Universal Service revenues compared to the year ended December 31, 2002 as a result of a new ministerial decree signed in June 2003; and (b) the downward revision of the Company’s Universal Service revenue accrual for 2002 by $0.2 million recorded during the third quarter of 2003, based on the Universal Services Fund’s final calculation for 2002, partially offset by the Company recording Universal Service Provider revenues for the full year ended December 31, 2003. For the year ended December 31, 2002, the Company was a Universal Service Provider for only ten months.

At the end of December 2003 the Board of Directors of the Universal Services Fund reviewed its calculation regarding the Universal Service amounts due to the Company for 2002, and calculated that the Company was entitled to approximately $0.2 million less than the amount previously confirmed by the Fund to the Company at the end of May 2003.

As a percentage of measured service and subscription revenues, net interconnect charges have declined from 13.5% for the year ended December 31, 2002 to 10.9% for the year ended December 31, 2003.

This decline in net interconnect charges is due to new interconnect agreements that the Company made with other telecom service providers during 2003, where the Company achieved better prices compared with 2002 due in part to changes in governmental regulations.

Other operating revenues include revenues generated from the provision of leased lines, operator services, Internet services and other miscellaneous telephone service revenues. In functional currency terms, other operating revenues increased approximately 15% for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This increase is primarily due to increased leased line and Internet revenues between the two years. In U.S. dollar terms, however, this increase in other operating revenues in functional currency terms has been magnified by the 15% appreciation of the Hungarian forint.

Operating and Maintenance Expenses

	Year ended
(dollars in millions)	2003	2002
Operating and maintenance expenses	$21.6	$18.9

Operating and maintenance expenses increased 14% for the year ended December 31, 2003. In functional currency terms, operating and maintenance expenses of Hungarotel decreased approximately 6% for the year ended December 31, 2003 due to cost controls, as compared to the year ended December 31, 2002. In U.S. dollar terms, however, the decrease in such costs in functional currency terms has been offset by the 15% appreciation of the Hungarian forint. There has been a $0.6 million increase in the Company’s U.S. dollar denominated operating expenses between the periods, which includes increased advisory costs associated with the Company’s strategic initiatives, partially offsetting the 6% savings in functional currency terms at Hungarotel.

Depreciation and Amortization

	Year ended
(dollars in millions)	2003	2002
Depreciation and amortization	$11.3	$10.1

Depreciation and amortization charges increased 12% for the year ended December 31, 2003, from $10.1 million for the year ended December 31, 2002. Depreciation and amortization charges decreased in functional currency terms by approximately 3% as a portion of the Company’s telecommunications assets were fully depreciated during 2002. This decrease has been offset by the 15% appreciation of the Hungarian forint between the periods.

Income from Operations

	Year ended
(dollars in millions)	2003	2002
Income from operations	$26.8	$23.1

Income from operations increased 16% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Contributing to such improvement were higher net telephone service revenues, offset by higher operating and maintenance and depreciation and amortization expenses.

Foreign Exchange (Losses) Gains

	Year ended
(dollars in millions)	2003	2002
Foreign exchange (losses) gains	($5.7)	$8.0

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

Interest expense decreased 12% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This $1.3 million decrease is attributable to lower interest rates paid on the Company’s borrowings, as well as lower average debt levels outstanding between the periods. The Company’s weighted average interest rate on the Company’s debt obligations decreased from 6.80% for the year ended December 31, 2002, to 5.94% for the year ended December 31, 2003, a 13% decrease. See “Liquidity and Capital Resources” section below.

Interest Income

	Year ended
(dollars in millions)	2003	2002
Interest income	$1.3	$1.0

Interest income increased 30% for the year ended December 31, 2003 as compared to the year ended December 31, 2002, primarily due to a higher outstanding Hungarian forint cash level during the period.

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

The Company recorded a deferred tax expense of $0.1 million for the year ended December 31, 2003 as compared to the deferred tax benefit of $5.5 million for the year ended December 31, 2002. The deferred tax expense of $0.1 million for the year ended December 31, 2003 reflects the release of the current portion of deferred tax asset during the year, as well as the impact of updating the deferred tax calculation as of December 31, 2003. The updated deferred tax calculation is based upon the revised Hungarian corporate income tax rate of 16%, effective January 1, 2004. The amount of the deferred tax asset considered realizable as of December 31, 2003 could be reduced in the future if estimates of taxable income during the future periods are reduced. Management considers projected future taxable income and tax planning in making these assessments.

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

Liquidity and Capital Resources

The Company has historically funded its capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the networks in the areas in which the Company operates required significant capital expenditures ($210 million at historical exchange rates through December 31, 2004). Since the end of 1998, the Company’s networks have had the capacity, with normal additional capital expenditure requirements, to provide basic telephone services to virtually all of the potential subscribers within the areas in which it operates.

Net cash provided by operating activities totaled $27.7 million during the year ended December 31, 2004, compared to $31.2 million during the year ended December 31, 2003. This $3.4 million decrease is primarily due to the following significant changes in working capital: $1.6 million source of cash from a debtor settling a significant balance in 2004; $2.4 million use of cash due to two years of Universal Service revenues accrued in 2004 compared to one year in 2003; $1.4 million use of cash in 2004 in connection with PanTel related acquisition fees capitalized; and $1.5 million use of cash in

2004 for corporate income tax prepayments. For the years ended December 31, 2004 and 2003, the Company used $17.5 million and $3.5 million, respectively, in investing activities, which was primarily used to purchase an equity interest in PanTel in 2004 and fund additions to the Company’s telecommunications networks in both 2003 and 2004. Financing activities used net cash of $25.7 million during the year ended December 31, 2004 compared to $22.0 million for the year ended December 31, 2003. The Company purchased 25% of PanTel for $15.5 million, of which, $12.8 million was cash consideration. The cash used by financing activities was for the scheduled repayment of the Company’s short-term and long-term debt obligations. Of these amounts, $3.8 million and $2.6 million, respectively, were the payments of excess cash due under the Company’s long-term debt agreement as a result of financial performance during 2003 and 2002, respectively.

As of December 31, 2004, the Company had repaid approximately $79.7 million, at historical exchange rates, of the original EUR 129 million drawn down under its then existing long-term debt agreement.

On February 9, 2005, the Company entered into an EUR 170 million Credit Facility Agreement (the “Credit Agreement”) with a European banking syndicate (the following summary of the Credit Agreement is qualified in its entirety by reference to the Credit Agreement, which is attached hereto as an Exhibit and which is incorporated herein by reference). The Credit Agreement has three facilities. Facility A, in the amount of EUR 84 million, was drawn down by Hungarotel on February 21, 2005 for the purpose of refinancing and terminating Hungarotel’s existing bank credit agreement as well as to partially finance the acquisition of PanTel. Facility B, in the amount of EUR 66 million, was drawn down by PanTel on February 28, 2005 for the purpose of refinancing and terminating PanTel’s existing debt at that date. Facility C, in the amount of EUR 20 million provides funds for the repayment of the Company’s outstanding notes which mature on March 31, 2007.

The aggregate amounts of maturities of long-term debt for each of the next five years under the Credit Agreement, and in aggregate thereafter, at December 31, 2004 exchange rates, are as follows: 2005, $23,815,000; 2006, $25,288,000; 2007, $30,035,000; 2008, $34,536,000; 2009, $42,884,000 and $48,037,000 thereafter.

The Company believes that its future cash flow will allow it to meet its working capital needs, including its obligations under its debt agreements.

Facility A and Facility B are repayable semi-annually on each June 30 and December 31 beginning on June 30, 2005 and ending on December 31, 2010. Facility C is repayable in equal installments on June 30, 2011 and December 31, 2011. The loan accrues interest at the rate of the Applicable Margin (described below) plus the EURIBOR rate for the applicable interest period. The Applicable Margin for an interest period on Facility A and Facility B loans is based on the Company’s ratio of Total Net Borrowings to EBITDA. The Applicable Margin can range from 2.75% per annum to 1.0% per annum. The initial Applicable Margin on Facility A and Facility B loans is 2.5% per annum. The Applicable Margin for the Facility C loan is fixed at 2.75% per annum.

A facility agency fee in the amount of EUR 50,000 and an arrangement fee in the amount of EUR 4.0 million were payable under the terms of the Credit Agreement. The fees were paid from the proceeds of Facilities A and B. The Company must pay a commitment fee in the amount of 0.65% per annum on the undrawn amount of the Credit Agreement. Only Facility C has not been drawn down.

The Company has entered into a series of agreements to secure the Company’s obligations under the Credit Agreement pursuant to which the Company has pledged all of its intangible and tangible assets, including HTCC’s ownership interests in its subsidiaries. The Company is subject to covenants, including limitations on paying dividends, borrowing funds, and merging and disposing of its assets. The Credit Agreement contains customary representations and warranties and events of default, which could trigger early repayment of the balance under the Credit Agreement.

The Company may prepay the loans under the Credit Agreement prior to their scheduled maturity dates. The Company has certain obligations to make a prepayment on the Credit Agreement under certain conditions including the issuance by the Company of additional debt or equity capital in certain circumstances. The Company is also required to make a prepayment on the Credit Agreement if it has any “Excess Cash Flow” as defined in the Credit Agreement. The Company must make “Excess Cash Flow” prepayments until such time as its Total Net Borrowings to EBITDA ratio, as defined in the Credit Agreement, is less than 1.5:1.

The Company is also required to repay the entire amount borrowed under the Credit Facility if TDC, without the consent of the banks holding two-thirds of the Credit Facility loans, either (i) disposes of any of its shares of the Company or (ii) no longer has the right to appoint the Chairman of the Company’s Board of Directors, Chief Executive Officer or Chief Financial Officer (the “Appointment Rights”). However, such mandatory prepayment provision shall not apply if (a) the Company’s Total Net Borrowings to EBITDA ratio is less than 2:1 at the end of each of the two fiscal quarters prior to such event, (b) TDC sells all of its shares of the Company to an internationally recognized telecommunications operator with a certain credit rating, or (c) TDC transfers the Appointment Rights to an internationally recognized telecommunications operator with a certain credit rating which telecommunications operator also buys all of TDC’s shares of the Company. TDC currently owns approximately 41% of the outstanding Common Stock of the Company.

The Company has the following major contractual cash obligations as of December 31, 2004 (at December 31, 2004 exchange rates):

Cash Payments Due by Period

(in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt	$99,400	27,685	71,715	—	—
Operating Leases	4,717	871	1,848	1,998	—
Construction Commitments	448	448	—	—	—

Total	$104,565	28,556	73,563	1,998	—

The long-term debt obligation in the table above, reflects the Company’s previous credit facility terms and amounts.

The Company’s ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition, customer behaviour, and acceptance of telecommunications services. Under the Company’s Credit Agreement, the Company must maintain certain levels of (i) earnings before interest, foreign exchange gains/losses, taxes, depreciation and amortization and (ii) cash flow in order to comply with its debt covenant ratios as set out in the Credit Agreement. The ratios are calculated based on the Company’s U.S. dollar consolidated financial statements translated into euros. This exposes the

Company to the possible risk of not meeting its debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of its Hungarian forint denominated assets, liabilities, revenues, and expenses into euros. While management seeks to manage the business to be in compliance with the Credit Agreement and related covenants, the Company operates in a regulated environment which is subject to many factors outside of management’s control (e.g. the government’s political, social and public policy agenda). The Company’s liquidity may also be affected by exchange rate fluctuations due to 100% of its debt not being denominated in Hungarian forints. The Company attempts to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts or other hedging products.

Inflation and Foreign Currency

In June 2001 the Hungarian National Bank lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. This lifting of all remaining foreign exchange restrictions caused much interest by foreign investors in Hungarian State bonds and caused the Hungarian forint to begin appreciating against the euro and U.S. dollar. During 2002, with high real interest rates, the Hungarian forint continued its appreciation against the euro and U.S. dollar that began in the summer of 2001. The strength of the Hungarian forint was welcomed by the Hungarian National Bank, as it allowed Hungary to stay within its inflation targets. The appreciation of the Hungarian forint caused the Company to experience large unrealized foreign exchange gains, related to the re-measurement of the Company’s euro and U.S. dollar denominated debt during 2001 and 2002. In June 2003, the Hungarian National Bank, in consultation with the Hungarian Government, moved the mid-point of the trading band, which immediately devalued the Hungarian forint by 2.26%, and caused confusion and uncertainty within the financial markets. Subsequent to the moving of the mid-point, the Hungarian National Bank raised interest rates 3%, which further confused the financial markets. Due to the abrupt change in Hungarian National Bank policy, from encouraging a strong currency to seeking a slightly weaker currency, and the financial market reactions thereto, volatility of the Hungarian forint increased. At the end of November 2003, the Hungarian National Bank increased interest rates by another 3% to defend the value of the Hungarian forint against foreign currencies. The Hungarian National Bank attributed its decision to the high budgetary deficit, but private consumption had also increased heavily in Hungary so that foreign funds were necessary to finance the deficits. As a result, the Company recognized a $5.7 million foreign exchange loss for the year ended December 31, 2003, which principally reflected the 10% devaluation of the Hungarian forint against the euro between January 1 and December 31, 2003, being partially offset by an 8% appreciation of the Hungarian forint against the U.S. dollar compared to December 31, 2002. In 2004, the market was less volatile, the high Hungarian forint interest rates attracted foreign investors back into the market and the Hungarian forint appreciated against both the euro and the U.S. dollar. As a result of this strengthening, the Company recorded an exchange gain of $6.9 million for the year ended December 31, 2004. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

The Company’s Hungarian operations have generated revenues in Hungarian forints and incurred operating and other expenses, including capital expenditures, predominantly in Hungarian forints but also in U.S. dollars and euros. In addition, certain items in Hungarotel’s balance sheet accounts are denominated in currencies other than the Hungarian forint, the functional currency of Hungarotel. Accordingly, when such accounts are translated into Hungarian forints, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income. When the Hungarotel’s forint-denominated financial statements are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

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

Pantel Acquisition

The Company purchased MAV Rt.’s and KFKI Investment Ltd. and its affiliates’ aggregate 24.9% equity stakes in PanTel on November 10, 2004 for EUR 9.9 million and 250,000 shares of common stock. On February 28, 2005, the Company purchased KPN NV’s 75.1% interest in PanTel for EUR 17 million. The Company now owns all of PanTel’s existing business and substantially all of its assets and has also assumed substantially all of its liabilities. The Company funded the purchase price paid to KPN by drawing down funds from its Credit Agreement. PanTel is Hungary’s leading alternative telecommunications provider that has a fiber optical backbone telecommunications network covering all of Hungary. PanTel principally provides voice, data and Internet services to business customers throughout Hungary in competition with Matav, the formerly State controlled monopoly, and other newer entrants into these markets.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical facts are forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s estimates and assumptions and are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Words such as “believes”, “anticipates”, “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. For all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in this Annual Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

Government Regulation - As summarized elsewhere in this report, the Company is subject to substantial governmental regulation, which could result in adverse consequences for the Company’s business and results of operations. The Hungarian government regulates the entire telecommunications marketplace in Hungary including, among other matters: prices of wireline telecommunications services; carrier selection; number portability; the Company’s Universal Service obligations and benefits; the terms and conditions upon which the Company is required to “unbundle” its telecommunications network to allow other telecommunications service providers to use the Company’s network to compete with the Company in the provision of telecommunications services; and the terms and conditions upon which the Company must provide interconnection of its network to the networks of other telecommunications service providers. The Hungarian government has designated Hungarotel as a telecommunications service provider with “significant market power” which increases the oversight of the Company’s operations. The Company’s business and results of operations may be adversely affected by any changes in telecommunications laws or regulations enacted by the Hungarian government. See Item 1 “Business-Summary of the Communications Act-Significant Market Power.”

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

Competition - The recent revisions to the Hungarian telecommunications laws and regulations to further promote competition and harmonize Hungary’s telecommunications laws with the current European Union framework, have laid the foundation for effective competition in the Hungarian telecommunications marketplace. Now that the Company’s exclusive rights to provide local wireline telephone services in its markets have expired, the Company is potentially subject to more competition in the wireline markets in which it operates. The Company believes that the competition for its existing business customers will continue to be intense. Furthermore, Hungary has a very high mobile phone penetration rate. Competition from the mobile phone companies has been intense and the Company anticipates that such competition will continue in the future. Increased competition could result in less subscribers, lower revenue, lower prices and a lower market share for the Company.

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

Economic Conditions - An economic slowdown may affect business investment spending on information technology and telecommunications systems. In addition, the lower level of wages in Hungary as compared to Western Europe and the United States has had, and could continue to have, an effect on the Company’s business. Many residential customers in Hungary cannot afford both a wireline phone and a wireless phone. A stagnant economy could decrease the number of the Company’s customers and decrease the Company’s average revenue per customer.

Effect of Currency Fluctuations on Repayment of Debt Held in Certain Currencies - Since the Company generates substantially all of its revenue in Hungarian forints, its ability to repay debt denominated in currencies other than the Hungarian forint can be adversely affected by the weakening of the Hungarian forint against such non-Hungarian currency. For example, Hungarotel and PanTel have euro-denominated debt. If the Hungarian forint were to weaken against the euro, Hungarotel and PanTel would need a greater amount of Hungarian forints to pay the same amount of euro-denominated debt. The management of the Company evaluates this risk frequently and enters into foreign currency forward contracts, if deemed effective, or purchases foreign currency in advance, to attempt to minimize such risks.

Effect of Currency Fluctuations on the Company’s Financial Statements.

The Company reports its financial results in U.S. dollars, its reporting currency, while substantially all of its revenue and expenses, including capital expenditures, are in Hungarian forints.

a)	Effect on Revenue and Expense Translation in the Company’s Statement of Operations. Changes in the Hungarian forint/U.S. dollar exchange rate have an impact on the amounts reported by the Company in its financial statements when the Company translates such forint amounts into U.S. dollars for reporting purposes. For example, if the Company had the same amount of revenue in Hungarian forints during two consecutive financial reporting periods and the value of the Hungarian forint appreciates against the U.S. dollar during the second financial reporting period as compared to the first financial reporting period, the Company would report higher revenue in U.S. dollars during the second financial reporting period even though the amount of revenue in Hungarian forints remained the same during each of the two financial reporting periods. Conversely, if the Hungarian forint weakened against the U.S. dollar during the second financial reporting period as compared to the first financial reporting period, the Company would report lower revenue in U.S. dollars during the second financial reporting period even though the amount of revenue in Hungarian forints remained the same during each of the two financial reporting periods. Therefore, fluctuations in the Hungarian forint/U.S. dollar exchange rate can have a material impact on the Company’s reported results.

b)	Subsidiary Debt Denominated in Currency Other than the U.S. dollar - Effect on Balance Sheet. If any of the Company’s Hungarian subsidiaries hold debt denominated in a currency other than the U.S. dollar, that amount is translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Therefore, if Hungarotel or PanTel were to hold the same amount of euro-denominated debt on two consecutive balance sheet reporting dates, and if the euro appreciated against the U.S. dollar on the second balance sheet reporting date as compared to the first balance sheet reporting date, the Company would report more debt in U.S. dollars on its balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. This increase in debt reported in U.S. dollars due to currency fluctuations would be recorded as a reduction to shareholders’ equity. Conversely, if Hungarotel or PanTel were to hold the same amount of euro-denominated debt on two consecutive balance sheet reporting dates, and if the euro devalued against the U.S. dollar on the second balance sheet reporting date as compared to the first balance sheet reporting date, the Company would report less debt in U.S. dollars on its balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. This decrease in debt reported in U.S. dollars due to currency fluctuations would be recorded as an addition to shareholders’ equity.

c)

Subsidiary Debt Denominated in Currency Other than the Hungarian Forint - Effect on Statement of Operations. - Hungarotel’s and PanTel’s functional currency for accounting purposes is the Hungarian forint. Hungarotel and PanTel have debt denominated in currencies other than the Hungarian forint (euros). When Hungarotel or PanTel prepares its balance sheet, they must revalue debt amounts denominated in currencies other than the Hungarian forint into Hungarian forints at the exchange rate in effect at the balance sheet date. Therefore, if Hungarotel or PanTel were to hold the same amount of euro-denominated debt on two consecutive balance sheet reporting dates, and if the Hungarian forint has appreciated against the euro on the second balance sheet reporting date as compared to the first balance sheet reporting date, Hungarotel or PanTel would report less debt in Hungarian forints on its balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. The difference in the amount of Hungarian forints reported for the euro-denominated debt for the two periods would be translated back into U.S. dollars at the average Hungarian forint/U.S. dollar exchange rate for the second period and be recorded as a foreign exchange gain for the period on the Company’s consolidated Statement of Operations. Conversely, in the same example, if the Hungarian forint depreciated against the euro on the second balance sheet reporting date as compared to the first balance sheet reporting date, Hungarotel would report more debt in Hungarian forints on its balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. In this case, the difference in the amount of Hungarian forint reported for the euro-denominated debt for the two periods would be translated back into U.S. dollars at the average Hungarian forint/U.S. dollar exchange rate for the second period and be recorded as a foreign exchange loss for the period on the Company’s consolidated Statement of Operations.

As a result of the above, while the Company’s reported financial performance may change, a significant portion of such change may be due to currency fluctuations.

Interest Rate Risk - The Company’s debt is now denominated in U.S. dollars and euros. The interest rate on the Company’s debt, on each, is a variable rate tied to current market interest rates. An increase in the market interest rates could adversely affect the Company’s ability to service its debt.

Recently announced acquisition - The Company’s acquisition of PanTel exposes the Company to certain post-acquisition execution risks, including the following:

•	the difficulty of assimilating the operations and personnel of PanTel;

•	the potential disruption to the Company’s ongoing business caused by senior management’s focus on the acquisition integration;

•	the Company’s failure to incorporate successfully licensed or acquired technology into the Company’s network and product offerings;

•	the failure to maintain uniform standards, controls, procedures and policies; and

•	the impairment of relationships with employees as a result of changes in management and ownership.

There can be no assurance that the Company will be successful in overcoming these risks, and its failure to overcome these risks could have a negative effect on its business, financial condition and results of operations.

Loss of Personnel - The Company’s operations are managed by a small number of key employees. The loss of such key employees could adversely affect the Company’s operations. There can be no assurance that the Company will be able to keep all of its key employees or find adequate replacement employees.

Accounting Changes – Changes in accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or applications, could result in an impact on the Company’s financial results.

These important factors should be considered in evaluating any statement in this Report on Form 10-K or otherwise made by the Company or on its behalf. The Company has no obligation to update or revise these forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposure

Currency Exchange Rate Risks

The Company is exposed to various types of risk in the normal course of its business, including the risk from foreign currency exchange rate fluctuations. Company operations, including all revenues and approximately 66% of operating expenses have been Hungarian forint based. Therefore, the Company is subject to exchange rate risk with respect to its non-Hungarian forint denominated expenses due to the variability between the Hungarian forint and the U.S. dollar and euro. The Company is also exposed to exchange rate risk since the Company has debt obligations in euros and U.S. dollars. If the Hungarian forint weakens in the currency exchange markets versus the U.S. dollar or euro, the Company would have to generate more revenue in Hungarian forint to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 262.23 as of December 31, 2003 to 245.93 as of December 31, 2004, an approximate 7% appreciation in value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate changed from 207.92 as of December 31, 2003 to 180.29 as of December 31, 2004, an approximate 15% appreciation in value of the Hungarian forint versus the U.S. dollar.

The debt obligations of the Company are now euro and U.S. dollar denominated. The Company’s policy is to consider utilizing euro forward contracts or purchases of euro in advance to reduce its exposure to exchange rate risks associated with cash payments in euro maturing within six months under the Company’s long-term debt obligations. Forward contracts establish the exchange rates at which the Company will sell the contracted amount of Hungarian forints for euro at a future date. The Company may utilize forward contracts which are six months in duration and at maturity would either receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date. The Company also considers utilizing U.S. dollar forward contracts or purchases of U.S. dollars in advance to reduce its exposure to exchange rate risks associated with payments in U.S. dollars connected to interest payments on the U.S. dollar debt. Due to the current level of interest payments in U.S. dollars and euro, the Company has determined that the corresponding exchange rate risk in 2004 has not been significant and, therefore, the Company did not enter into any forward contracts for U.S. dollar and euro debt related payments in 2004 and did not have any open foreign currency forwards at December 31, 2004. Company policy requires that counterparties to the Company’s foreign currency forward contracts be substantial and creditworthy multinational commercial banks, which are recognized market makers. The risk of counterparty nonperformance associated with these contracts is not considered by the Company to be material. Due to its limited exposure with respect to non-Hungarian forint denominated expenses, the Company has not entered into any agreements to manage its foreign currency risks related to such expenses but the Company continues to monitor the exchange rate risk related to such expenses.

Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, exchange rate fluctuations in operational currencies can have a significant impact on the financial statements in connection with foreign exchange gain/losses and the resulting debt balances.

For example, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by $10.2 million assuming that the U.S. dollar/forint rate did not change. A 5% change in the Hungarian forint/U.S. dollar rate along with a 5% change in Hungarian forint/euro rates would result in a $9.7 million to $10.7 million increase in the debt balance or a decrease of $9.7 million to $10.7 million.

If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, there would be a $1.3 million foreign exchange gain or loss recorded on the U.S. dollar denominated debt.

Interest Rate Risks

The Company is also exposed to interest rate risks because its outstanding debt obligations accrue interest at variable rates tied to market interest rates. The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. If a 1% change in EURIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $2.0 million annually based upon the Company’s debt level at December 31, 2004. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s December 31, 2004 debt level. The Company evaluates market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments. Given the current low interest rates as well as the historical costs of hedging instruments, the Company is not utilizing hedging instruments and does not have any open interest rate hedging instruments at December 31, 2004.

Item 8. Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rule 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based on this evaluation, such officers concluded that that the Company’s disclosure controls and procedures are effective to ensure that the Company is able to record, process, summarize and report the information that the Company is required to disclose in the reports that the Company files with, or submits to, the SEC within the required time periods. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The Board of Directors of the Company has adopted a Code of Ethics that applies to the Company’s principal executive officer and senior financial officers. There is incorporated in this Item 10 by reference the information appearing under the captions “Election of Directors - Current Directors and Nominees for Director,” “- Committees and Meetings of the Board of Directors” and “- Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference the compensation information appearing under the caption “Election of Directors” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference the information appearing under the captions “Introduction - Stock Ownership of Certain Beneficial Owners,” “- Change in Control,” and “- Stock Ownership of Management” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

There is incorporated in this Item 13 by reference the information appearing under the caption “Election of Directors - Certain Relationships and Related Transactions” and “- Indebtedness of Management” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference the information appearing under the caption “Ratification of the Appointment of Auditors - Fees to Independent Auditors for 2004 and 2003” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

Reference is made to the index on page F-1 for a list of all financial statements filed as part of this Report on Form 10-K.

(a)(2) List of Financial Statement Schedules

Reference is made to the index on page F-1 for a list of all financial statement schedules filed as part of this Report on Form 10-K.

(a)(3) List of Exhibits

Exhibit Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1	Framework Agreement among Hungarian Telephone and Cable Corp., Hungarotel Rt., KPN Telecom B.V. and Pansource B.V. dated May 4, 2004 filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.2	Agreement for the Sale and Purchase of a certain portion of the issued share capital of PanTel among Hungarian Telephone and Cable Corp., KFKI Investment Ltd. and PT Invest International LLC dated September 21, 2004 filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.3	Advice and Assistance Agreement among Hungarian Telephone and Cable Corp., KFKI Investment Kft., and PT Invest International LLC dated September 21, 2004 filed as Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.4	Agreement for the Sale and Purchase of a certain portion of the issued share capital of PanTel between Hungarian Telephone and Cable Corp. and MAV Rt. dated July 14, 2004 filed as Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

4.1	Certificate of Incorporation and By-laws of the Registrant (see exhibits 3(i) and 3(ii))

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

9	Voting trust agreement (None)

Exhibit Number	Description

10	Material contracts:

10.1	English Translation of Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Raba-Com Rt., filed as Exhibit 10(y)(y) to the Registrant’s Current Report on Form 8-K for February 28, 1994 and incorporated herein by reference

10.2	English Translation of Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Kelet-Nógrád Com Rt., filed as Exhibit 10(z)(z) to the Registrant’s Current Report on Form 8-K for February 28, 1994 and incorporated herein by reference

10.3	English translation of Amended and Restated Concession Contract between Pápa és Térsége Telefon Koncessziós Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996, filed as Exhibit 10.78 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.4	English translation of Amended and Restated Concession Contract between Hungarotel Távközlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Oroshaza), filed as Exhibit 10.79 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.5	English translation of Amended and Restated Concession Contract between Hungarotel Távközlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Bekescsaba), filed as Exhibit 10.80 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.6	Form of Warrant to Purchase Common Stock of Hungarian Telephone and Cable Corp., dated as of May 12, 1999, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.7	Form of Amended and Restated Unsecured Notes issued by Hungarian Telephone and Cable Corp. to Ashmore Investment Management dated October 10, 2003 and terms and conditions, filed as Exhibit 10.10 to the Registrant’s Report on Form 10-K for year ended December 31, 2003 and incorporated herein by reference

10.8	EUR 170 million Senior Secured Debt Facility entered into as of February 9, 2005 among Hungarian Telephone and Cable Corp. and its subsidiaries; Calyon Bank, MKB Bank, WestLB Bank and certain other parties

10.9	2002 Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Compensatory Plan)

10.10	Non-Employee Director Stock Option Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Compensatory Plan)

10.11	2004 Long-Term Incentive Plan (Compensatory Plan)

10.12	Form of Stock Option Agreement issuable under 2004 Long-Term Incentive Plan filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Management Contract)

10.13	Employment Agreement dated as of March 17, 2003 between the Registrant and Ole Bertram, filed as Exhibit 10.8 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference (Management Contract)

Exhibit Number	Description
10.14	Employment Agreement dated as of August 1, 2004 between the Registrant and William T. McGann (Management Contract)

10.15	Employment Agreement dated as of August 1, 2004 between the Registrant and Jan Mulder (Management Contract)

10.16	Employment Agreement dated as of March 2, 2005 between the Registrant and Peter T. Noone (Management Contract)

10.17	Summary of Board of Director Compensation (Compensatory Plan)

10.18	Summary of certain compensation arrangements regarding the Registrant’s Chief Executive Officer (Compensatory Plan)

11	Statement re computation of per share earnings (not required)

12	Statement re computation of ratios (not required)

13	Annual report to security holders (not required)

14	Code of Ethics, filed as Exhibit 14 to the Registrant’s Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference

16	Letter re change in certifying accountant (not required)

18	Letter re change in accounting principles (none)

21	Subsidiaries of the Registrant

22	Published report regarding matters submitted to vote of security holders (none)

23	Consent of KPMG Hungaria Kft.

24	Powers of Attorney

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2005.

HUNGARIAN TELEPHONE AND CABLE CORP. (Registrant)

By	/s/ Ole Bertram
Ole Bertram
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of March 30, 2005.

Signature/Name	Title

/s/ William T. McGann William T. McGann	Treasurer and Controller (Principal Accounting Officer; Principal Financial Officer)

/s/ Robert Barnes* Robert Barnes	Director

/s/ Michael Fortier * Michael Fortier	Director

/s/ Torben V. Holm * Torben V. Holm	Director, Co-Chairman of the Board

/s/ Jesper Helmuth Larsen * Jesper Helmuth Larsen	Director

/s/ John B. Ryan* John B. Ryan	Director

/s/ William E. Starkey* William E. Starkey	Director

*	The undersigned by signing his name hereto, does hereby execute this Report on Form 10-K pursuant to powers of attorney filed as exhibits to this report.

By:	/s/ Peter T. Noone
Peter T. Noone
Attorney-In-Fact

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Index to Consolidated Financial Statements and Financial Statements Schedules

The following information is included on the pages indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hungarian Telephone and Cable Corp.

We have audited the accompanying consolidated balance sheets of Hungarian Telephone and Cable Corp. and its subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statements Schedules I and II as listed in the accompanying index. These consolidated financial statements and financial statements schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and its subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements Schedules I and II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Hungaria Kft.

Budapest, Hungary

March 11, 2005

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

(In thousands, except share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$8,376	21,191
Restricted cash	555	12
Accounts receivable, net of allowance of $3,305 in 2004 and $2,705 in 2003	6,013	6,474
Current deferred tax asset	158	2,714
Other current assets	5,968	3,622

Total current assets	21,070	34,013

Property, plant and equipment, net	129,401	120,258

Goodwill	10,336	8,727
Other intangibles, net of accumulated amortization of $3,251 in 2004 and $2,540 in 2003	4,761	4,407
Deferred costs	2,321	3,598
Deferred tax asset	4,725	3,291
Investment in affiliate	15,967	—
Other assets	3,704	2,262

Total assets	$192,285	176,556

Liabilities and Stockholders’ Equity

Current liabilities:
Current installments of long-term debt	$27,685	21,929
Excess cash amounts due under long-term debt agreement	—	3,820
Accounts payable	806	2,263
Accruals	4,085	2,803
Other current liabilities	2,453	2,280
Due to related parties	546	493

Total current liabilities	35,575	33,588
Long-term debt, excluding current installments	71,715	90,839
Deferred credits and other liabilities	3,475	5,770

Total liabilities	110,765	130,197

Commitments and Contingencies

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2004 and 2003	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,683,647 shares in 2004 and 12,230,670 shares in 2003	14	12
Additional paid-in capital	155,438	145,616
Accumulated deficit	(103,411)	(119,548)
Accumulated other comprehensive income	29,479	20,279

Total stockholders’ equity	81,520	46,359

Total liabilities and stockholders’ equity	$192,285	176,556

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2004, 2003 and 2002

(In thousands, except share and per share data)

	2004	2003	2002
Telephone services revenues, net	$60,340	59,609	52,182

Operating expenses:
Operating and maintenance expenses	29,176	21,586	18,947
Depreciation and amortization	12,376	11,253	10,149

Total operating expenses	41,552	32,839	29,096

Income from operations	18,788	26,770	23,086

Other income (expenses):
Foreign exchange gains (losses), net	6,947	(5,665)	8,028
Interest expense	(9,133)	(9,127)	(10,383)
Interest income	2,255	1,303	1,013
Equity in earnings of affiliate	443	—	—
Other, net	78	(296)	108

Net income before income taxes	19,378	12,985	21,852

Income tax (expense) benefit:
Current	(1,367)	(372)	—
Deferred	(1,769)	(137)	5,489

Total income tax (expense) benefit	(3,136)	(509)	5,489
Net income	$16,242	12,476	27,341
Cumulative convertible preferred stock dividends	(105)	(107)	(107)

Net income attributable to common stockholders	16,137	12,369	27,234
Foreign currency translation adjustment	9,200	3,304	2,176

Total comprehensive income	$25,337	15,673	29,410

Earnings per common share – basic:
Net earnings	$1.30	1.02	2.25

Earnings per common share – diluted:
Net earnings	$1.25	0.97	2.17

Weighted average number of common shares outstanding:
Basic	12,412,742	12,180,875	12,103,180

Diluted	12,963,833	12,824,052	12,596,661

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2004, 2003 and 2002

(In thousands, except share data)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2001	12,103,180	$12	—	144,706	(159,151)	14,799	$366
Modification of option terms	—	—	—	72	—	—	72
Cumulative convertible preferred stock dividends	—	—	—	—	(107)	—	(107)
Net income	—	—	—	—	27,341	—	27,341
Foreign currency translation adjustment	—	—	—	—	—	2,176	2,176

Balances at December 31, 2002	12,103,180	$12	—	144,778	(131,917)	16,975	$29,848
Proceeds from exercise of options	127,490	—	—	796	—	—	796
Modification of option terms	—	—	—	21	—	—	21
Stock granted as compensation	—	—	—	21	—	—	21
Cumulative convertible preferred stock dividends	—	—	—	—	(107)	—	(107)
Net income	—	—	—	—	12,476	—	12,476
Foreign currency translation adjustment	—	—	—	—	—	3,304	3,304

Balances at December 31, 2003	12,230,670	$12	—	145,616	(119,548)	20,279	$46,359
Proceeds from exercise of options	172,247	—	—	689	—	—	689
Modification of option terms	—	—	—	6,361	—	—	6,361
Stock granted as compensation	25,500	1	—	112	—	—	113
Stock issued for acquisition	250,000	—	—	2,699	—	—	2,699
Net option exercise	5,230	1	—	(39)	—	—	(38)
Cumulative convertible preferred stock dividends	—	—	—	—	(105)	—	(105)
Net income	—	—	—	—	16,242	—	16,242
Foreign currency translation adjustment	—	—	—	—	—	9,200	9,200

Balances at December 31, 2004	12,683,647	$14	—	155,438	(103,411)	29,479	$81,520

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Net cash provided by operating activities	$27,700	31,209	24,175

Cash flows from investing activities:
Construction of telecommunications networks	(4,991)	(3,831)	(4,231)
Investment in affiliate	(12,824)	—	—
Decrease (increase) in construction deposits	—	309	(219)
Other	270	70	122

Net cash used in investing activities	(17,545)	(3,452)	(4,328)

Cash flows from financing activities:
Proceeds from exercise of options	689	796	—
Preferred stock dividends paid	(53)	—	—
Repayments of short-term debt	—	—	(3,595)
Repayments of long-term debt	(26,322)	(22,816)	(13,601)

Net cash used in financing activities	(25,686)	(22,020)	(17,196)

Effect of foreign exchange rate changes on cash	2,716	1,532	2,009

Net (decrease) increase in cash	(12,815)	7,269	4,660
Cash at beginning of year	21,191	13,922	9,262

Cash at end of year	$8,376	21,191	13,922

Cash paid during the year for:
Interest	$7,280	7,395	8,856
Income taxes	$1,367	372	—

Summary of non-cash transactions:

•	During 2004 the Company issued 250,000 shares of Common Stock valued at $10.80 per share ($2.7 million) in addition to cash consideration in connection with its investment in affiliate.

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

On November 10, 2004, HTCC acquired a 24.9% interest in PanTel Rt. as the first step in a series of transactions under which HTCC acquired a 100% interest in the business of PanTel on February 28, 2005 (see Note 10). PanTel is Hungary’s leading alternative telecommunications provider with a new fiber optic backbone telecommunications network linking all of Hungary’s major centers. PanTel principally provides voice, data and Internet services to businesses, other telecommunications service providers, and Internet Service Providers throughout Hungary in competition with Magyar Tavkozlesi Rt. (“Matav”), the formerly State-controlled monopoly telephone company.

(b)	Principles of Consolidation and the Use of Estimates

The accompanying audited consolidated financial statements of the Company include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair statement. All material intercompany balances and transactions have been eliminated. The Company uses the equity method of accounting for its investment in, and earnings of, affiliates that it does not control but over which it exerts significant influence.

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

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

GAAP, and then translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”.

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

The translation of the subsidiary’s forint denominated balance sheet into U.S. dollars, as of December 31, 2004, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 207.92 as of December 31, 2003, to 180.29 as of December 31, 2004, an approximate 15% appreciation in value. The average Hungarian forint/U.S. dollar exchange rate used for the translation of the subsidiary’s forint denominated income statement and statement of cash flows into U.S. dollars, for the years ended December 31, 2004, 2003 and 2002 was 202.74, 224.34 and 257.89, respectively.

(e)	Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(f)	Inventories

Inventories, which are included in other current assets, consist primarily of telephones for resale and spare parts and are stated at the lower of cost or market and are valued using the FIFO method.

(g)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(h)	Goodwill and Other Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) are amortized over their estimated useful lives. Intangible assets, which consist of concession rights, have finite lives and are amortized over the twenty-five year concession period using the straight-line method.

During 2004 and 2003, the Company performed the required SFAS No. 142 impairment test, with respect to goodwill. The first step of this test requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. If the current fair value is less than the carrying value, then the Company will perform the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current value of the goodwill, and to record any excess as impairment. Based upon the results, the Company concluded that there is no impairment of the carrying value of goodwill reported in its financial statements for the years ended December 31, 2004 and 2003.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(i)	Stock Based Compensation

The Company has adopted the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” in measuring compensation cost for stock based compensation awards, and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method, as defined in SFAS No. 123 had been applied.

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock based compensation awards granted under its long-term incentive plans. The fair values of stock options were estimated at the date of grant using a Black-Scholes option-pricing model. Had the Company determined compensation cost for options issued under the plans based on the fair value at the grant date in conformity with SFAS No. 123, the Company’s net pro forma earnings and earnings per share would have been as follows:

	2004	2003	2002
		(in thousands)
Earnings
As reported	$16,137	$12,369	$27,234
Plus: stock-based compensation expense included in reported earnings	6,444	21	72
Less: stock-based compensation expense determined under fair-value method	(970)	(897)	(635)

Pro forma	$21,611	$11,493	$26,671

Earnings per share – Basic:
As reported	$1.30	$1.02	$2.25
Pro forma	$1.74	$0.95	$2.20

Earnings per share – Diluted:
As reported	$1.25	$0.97	$2.17
Pro forma	$1.68	$0.90	$2.13

(j)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities, net of valuation allowances, are recognized for the future tax consequences attributable to operating loss and tax credit carry-forwards, and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(k)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company follows the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting method for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The Company evaluates the carrying value of long-lived assets to be held and used, including goodwill, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the estimated costs of disposal.

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

Foreign exchange financial instrument contracts may be utilized by the Company to manage certain foreign exchange rate risks. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

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

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the years ended December 31:

($ in thousands, except share data)	2004	2003	2002
Net income attributable to common stockholders (A)	$16,137	$12,369	$27,234
plus: preferred stock dividends	105	107	107

Net income (B)	$16,242	$12,476	$27,341

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,412,742	12,180,875	12,103,180
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	551,091	643,177	493,481

Weighted average common shares outstanding – diluted (D)	12,963,833	12,824,052	12,596,661

Earnings per common share:
Basic (A/C)	$1.30	$1.02	$2.25
Diluted (B/D)	$1.25	$0.97	$2.17

For the years ended December 31, 2004, 2003 and 2002, 2,530,000, 2,550,000 and 2,624,400 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the year.

(n)	Prospective Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, which amends Chapter 4, Inventory Pricing, of Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. The Statement was issued as a result of the FASB’s and International Accounting Standards Board’s (“IASB”) joint project to improve the comparability between U.S. and international accounting standards. SFAS 151 eliminates the so abnormal criterion in ARB 43 and requires companies to recognize abnormal freight, handling costs, and amounts of wasted material (spoilage) as current-period charges. Additionally, the Statement clarifies that fixed production overhead cost should be allocated to inventory based on the normal capacity of the production facility. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company is currently assessing the impact, if any, SFAS 151 may have on its financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement, but expresses no preference for a type of valuation model. SFAS 123(R) is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., the third quarter of 2005 for calendar year-end companies). Early adoption is encouraged for interim or annual periods for which financial statements or interim reports have not been issued. The Company is currently assessing the impact SFAS 123R may have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets: an amendment of APB Opinion No. 29, which is part of the short-term international convergence project between the FASB and the International Accounting Standards Board (“IASB”). SFAS 153 eliminates a company’s ability to use the similar productive assets concept to account for nonmonetary exchanges at book value without recognizing a gain. Nonmonetary exchanges will have to be accounted for at fair value, with gain or loss recognized, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005, and early application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The Company is currently assessing the impact, if any, SFAS 153 may have on its financial statements.

(2)	Cash and Cash Equivalents

(a)	Cash

At December 31, 2004, cash of $2,413,000 comprised the following: $133,000 on deposit in the United States, and $2,280,000 on deposit with banks in Hungary, consisting of $100,000 denominated in U.S. dollars, the equivalent of $130,000 denominated in euros and the equivalent of $2,050,000 denominated in Hungarian forints.

(b)	Cash Equivalents

Cash equivalents amounted to approximately $5,963,000 at December 31, 2004 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell which mature within three months.

(c)	Restricted Cash

Restricted cash of $555,000 at December 31, 2004 consisted of a guarantee fee put on deposit with a bank in accordance with a requirement of a tender for a UMTS license that the Company had bid for during the last quarter of 2004. The guarantee expired on January 31, 2005 and the deposit was returned to the Company upon expiration of the guarantee.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(3)	Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2004 and 2003 are as follows:

	2004	2003	Estimated Useful Lives
	(in thousands)
Land and Buildings	$11,871	9,452	25 to 50 years
Telecommunications equipment	207,319	180,329	3 to 25 years
Other equipment	11,633	8,874	3 to 7 years
Construction in progress	354	353

	231,177	199,008

Less: accumulated depreciation	(101,776)	(78,750)

	$129,401	120,258

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(4)	Long-term Debt

Long-term debt at December 31, 2004 and 2003 consists of the following:

	2004	2003
	(in thousands)
Loan payable, interest at EURIBOR + applicable margin (3.67% at December 31, 2004), refinanced on February 21, 2005	$51,286	64,831

Loan payable, interest at BUBOR + applicable margin (11.20% at December 31, 2004), refinanced on February 21, 2005	26,038	30,869

Notes payable, interest at USD LIBOR + 3.5% (5.96% at December 31, 2004), due March 31, 2007 (less unamortized discount based on imputed interest rate of 5% - $2,924,000 in 2004; $4,112,000 in 2003)	22,076	20,888

Total long-term debt	$99,400	116,588
Less current installments and excess cash amounts due	27,685	25,749

Long-term debt, excluding current installments and excess cash amounts due	$71,715	90,839

The above table includes the loans payable at December 31, 2004 under the existing Senior Debt Facility Agreement (“the Debt Agreement”) and reflects the current and long term portion of the loans payable under that Agreement.

In May 1999, the Company issued notes, in an aggregate amount of $25 million with detachable warrants (the “Warrants”). The Notes accrue interest, which is payable semi-annually, at the USD LIBOR rate applicable for the six month interest period plus 3.5% (4.77% at December 31, 2003). The Notes which mature in 2007, are transferable. The Warrants enable the warrant holder to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $10 per share. The exercise period commenced on January 1, 2004 and terminates on March 31, 2007. The fair value of the warrants amounted to $8.8 million and was credited to additional paid-in capital, with the offsetting charge being accounted for as a discount on the Notes. The fair value of the warrants was determined using the Black-Scholes Option valuation model. The unamortized discount on the notes at December 31, 2004 was approximately $2.9 million, and is reflected as a reduction of the carrying amount of the Notes.

On February 9, 2005, the Company entered into an EUR 170 million Credit Facility Agreement (the “Credit Agreement”) with a European banking syndicate (the following summary of the Credit Agreement is qualified in its entirety by reference to the Credit agreement, which is attached hereto as an Exhibit and which is incorporated herein by reference). The Credit Agreement has three facilities. Facility A, in the amount of EUR 84 million, was drawn down by Hungarotel on February 21, 2005 for the purpose of refinancing and terminating Hungarotel’s existing Debt Agreement as well as to partially finance the acquisition of PanTel. Facility B, in the amount of EUR 66 million, was drawn down by PanTel on February 28, 2005 for the purpose of refinancing and terminating its existing debt at that date. Facility C, in the amount of EUR 20 million provides funds for the repayment of the Company’s outstanding notes which mature on March 31, 2007.

The aggregate amounts of maturities of long-term debt for each of the next five years under the Credit Agreement, and in aggregate thereafter, at December 31, 2004 exchange rates, are as follows: 2005,

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

$23,815,000; 2006, $25,288,000; 2007, $30,035,000; 2008, $34,536,000; 2009, $42,884,000 and $48,037,000 thereafter.

Facility A and Facility B are repayable semi-annually on each June 30 and December 31 beginning on June 30, 2005 and ending on December 31, 2010. Facility C is repayable in equal installments on June 30, 2011 and December 31, 2011. The loan accrues interest at the rate of the Applicable Margin (described below) plus the EURIBOR rate for the applicable interest period. The Applicable Margin for an interest period on Facility A and Facility B loans is based on the Company’s ratio of Total Net Borrowings to EBITDA. The Applicable Margin can range from 2.75% per annum to 1.0% per annum. The initial Applicable Margin on Facility A and Facility B loans is 2.5% per annum. The Applicable Margin for the Facility C loan is fixed at 2.75% per annum.

A facility agency fee in the amount of EUR 50,000 and an arrangement fee in the amount of EUR 4.0 million were payable under the terms of the Credit Agreement. The fees were paid from the proceeds of Facilities A and B. The Company must pay a commitment fee in the amount of 0.65% per annum on the undrawn amount of the Credit Agreement. Only Facility C has not been drawn down.

The Company has entered into a series of agreements to secure the Company’s obligations under the Credit Agreement pursuant to which the Company has pledged all of its intangible and tangible assets, including HTCC’s ownership interests in its subsidiaries. The Company is subject to covenants, including limitations on paying dividends, borrowing funds, and merging and disposing of its assets. The Credit Agreement contains customary representations and warranties and events of default, which could trigger early repayment of the balance under the Credit Agreement.

The Company may prepay the loans under the Credit Agreement prior to their scheduled maturity dates. The Company has certain obligations to make a prepayment on the Credit Agreement under certain conditions including the issuance by the Company of additional debt or equity capital in certain circumstances. The Company is also required to make a prepayment on the Credit Agreement if it has any “Excess Cash Flow” as defined in the Credit Agreement. The Company must make “Excess Cash Flow” prepayments until such time as its Total Net Borrowings to EBITDA ratio, as defined in the Credit Agreement, is less than 1.5:1.

The Company is also required to repay the entire amount borrowed under the Credit Facility if TDC A/S (“TDC”), without the consent of the banks holding two-thirds of the Credit Facility loans, either (i) disposes of any of its shares of the Company or (ii) no longer has the right to appoint the Chairman of the Company’s Board of Directors, Chief Executive Officer or Chief Financial Officer (the “Appointment Rights”). However, such mandatory prepayment provision shall not apply if (a) the Company’s Total Net Borrowings to EBITDA ratio is less than 2:1 at the end of each of the two fiscal quarters prior to such event, (b) TDC sells all of its shares of the Company to an internationally recognized telecommunications operator with a certain credit rating, or (c) TDC transfers the Appointment Rights to an internationally recognized telecommunications operator with a certain credit rating which telecommunications operator also buys all of TDC’s shares of the Company. TDC, as of December 31, 2004, owns approximately 41% of the outstanding common stock of the Company.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(5)	Deferred Credits and Other Liabilities

Included in deferred credits and other liabilities at December 31, 2004 and 2003, is $2,321,000 and $3,598,000, respectively, of connection fee revenues, from current and prior years, which have been deferred. Similar amounts, representing the associated deferred costs, are included in deferred costs at December 31, 2004 and 2003.

(6)	Income Taxes

The income before income taxes by tax jurisdiction for the years ended December 31 was as follows:

(in thousands)	2004	2003	2002
(Loss) Income before income taxes:
United States	$(7,076)	$(636)	$328
Hungary	26,454	13,621	21,524

Total income before income taxes	$19,378	$12,985	$21,852

The income tax expense (benefit) is attributable to income/loss from continuing operations and consists of the following for the years ended December 31 as follows:

(in thousands)	2004	2003	2002
Current tax expense:
United States	$—	$—	$—
Hungary	1,367	372	—

Total Current tax expense	$1,367	$372	$—

Deferred tax expense (benefit):
United States	$(1,330)	$350	$(1,050)
Hungary	3,099	(213)	(4,439)

Total Deferred tax expense (benefit)	$1,769	$137	$(5,489)

Total income tax expense (benefit)	$3,136	$509	$(5,489)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The statutory U.S. Federal tax rate for the years ended December 31, 2004, 2003 and 2002 was 35% and the Hungarian corporate income tax rate for the year ended December 31, 2004 was 16% and for the years ended December 31, 2003 and 2002 was 18%. For Hungarian corporate income tax purposes, Hungarotel was entitled to a 60% reduction in the income tax rate for the five year period ending December 31, 2003. A reconciliation of income tax expense at the Hungarian statutory income tax rate to actual income tax expense (benefit) for the years ended December 31 is as follows:

(in thousands)	2004	2003	2002
Income tax expense “expected” at the Hungarian statutory rate	$3,100	$2,337	$3,933
Benefit of reduced tax rate	—	(1,490)	(2,344)
Utilization of net operating loss carryforwards not previously recognized	—	—	(1,762)
Net operating loss carryforwards not previously recognized	—	(1,610)	—
Foreign tax differential	(1,344)	(108)	56
Non-deductible expenses	348	30	117
Expired stock options	1,118	—	—
Tax expense attributable to prior years	—	372	—
Unrealized FX gain on long term debt	331	—	—
Effective change in tax rate	—	374	—
Change in valuation allowance	(156)	638	—
Other	(261)	(34)	—
Release of deferred tax valuation allowance	—	—	(5,489)

Income tax expense (benefit)	$3,136	$509	$(5,489)

For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 2004 of approximately $30,462,000 which begin to expire as follows: 2010, $7,274,000; 2011, $6,328,000; 2012, $3,458,000; 2018, $1,925,000; and 2019, $11,477,000. As a result of various equity transactions, management believes the Company experienced an “ownership change” in 1999, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss, although it may defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

For Hungarian corporate income tax purposes, the Hungarian subsidiary has fully utilized its net operating loss carry forwards from prior years in 2004.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31
	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$10,662	14,389
Accrued stock compensation	—	1,467
Accrued interest expense	396	328
Employee remuneration	210	—
Fixed asset revaluation for tax	5,530	5,158
Other	3,564	1,637

Total gross deferred tax assets	20,362	22,979
Less: valuation allowance	(11,903)	(12,059)

Net deferred tax assets	8,459	10,920

Deferred tax liabilities:
Deferred income on fixed asset revaluation	—	(2,006)
Other	(609)	(464)
Development reserve	(872)	—
Accrued foreign exchange rate gain	(2,095)	(2,445)

Total gross deferred tax liabilities	(3,576)	(4,915)

Net deferred tax assets	$4,883	6,005

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and loss carryforwards are deductible. Determining the level of future taxable profits is inherently subjective and, to the extent that the Company’s actual results differ from the forecasts, the assets may not be recovered. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deferred tax assets, net of the valuation allowance. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the future periods are reduced. Management considers the reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. During 2004, 2003 and 2002, the valuation allowance decreased by $156,000 ,$350,000 and $10,937,000 respectively.

(7)	Commitments and Contingencies

(a)	Concession Agreements

The Company has concession agreements with the Informatics and Communications Ministry, as successor to the Prime Minister’s Office and to the Ministry of Transportation, Telecommunications and Water Management (in all cases, “the IC Ministry”), to own and operate local public telephone networks in five concession areas in Hungary. Each of the concession agreements is for a term of 25 years, ending in 2019, and provided for an eight-year exclusivity period up to November 2002.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Currently, the Company is in the process of negotiating with the IC Ministry on the mutual termination or amendment of Hungarotel’s concession agreements, as these are not compatible with the liberalised telecommunications market following the introduction of new legislation (the “Communications Act”).

(b)	Annual Concession Fees

The Company’s concession agreements provided for one time payments of $11.5 million (at historical exchange rates) and for the payment of annual concession fees of between 0.1% and 2.3% of net telephone service revenues depending on the concession area. The Company accrued the annual concession fee amounts for 2001 of approximately HUF 157 million (approximately $0.9 million at December 31, 2004 exchange rates), but as of December 31, 2004 has not paid this amount. It has neither accrued for, nor paid, the annual concession fees for 2002, which would total approximately HUF 142 million (approximately $0.8 million at December 31, 2004 exchange rates). When Hungary revised its telecommunications laws to liberalize the telecommunications market, it effectively terminated the concession regime. Today, any telecommunications service provider can enter the Company’s markets and compete by simply paying a nominal fee to the Hungarian government as compared to the significant concession fee and infrastructure investment that the Company was required to make. Therefore, the Company believes that it is not required to pay any concession fees for 2002 and beyond. In addition, legislation creating Universal Services in Hungary and designating the Company as a Universal Service Provider contemplated reducing or eliminating the concession fees for telecommunications service providers such as the Company. The Company is in negotiations with the IC Minister to amend or terminate Hungarotel’s concession agreements and the Company does not expect that it will be liable for any concession fees for 2002 or any subsequent year.

(c)	Service Quality Criteria

The Universal Services Agreement provides for certain performance criteria, including deadlines for installing subscriber access, error response times and voice and date transfer quality. The performance parameters are detailed in a Universal Services Agreement between the Company and the IC Ministry. Failure to meet them could result in a financial penalty linked to the degree of the failure in each case. The Company believes that it has fulfilled the performance requirements thus far in all material respects. In addition to the above, if the Company ceases to fulfill its obligations under the Universal Services Agreement for unlawful reasons for which it is responsible, a fixed penalty of HUF 35 million (approximately $0.2 million at December 31, 2004 exchange rates) would be payable per geographical area per occasion by the Company.

(d)	Legal Proceedings

The Company and its subsidiary are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and the issue described above will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

(e)	Construction Commitments

The Company has a long-term contract with Siemens which provides for the continued expansion of a local telephone network and the addition of new subscribers in one of its operating areas. $0.4 million (at December 31, 2004 exchange rates) of this contract remains to be spent.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(f)	Leases

The Company and its subsidiary lease office and other facilities in Hungary, which require minimum annual rentals. Rent expense under operating lease agreements for the years ended December 31, 2004, 2003 and 2002, was $844,000, $726,000 and $411,000, respectively, and is included in operating and maintenance expenses. Lease obligations for each of the next five years are as follows (at December 31, 2004 exchange rates): 2005, $871,000; 2006, $906,000; 2007, $942,000; 2008, $977,000; 2009, $1,021,000; and thereafter, $0.

(8)	Common Stock and Cumulative Convertible Preferred Stock

As of December 31, 2004 and 2003, the Company had 30,000 shares of its cumulative convertible preferred stock, with a $70 liquidation value per share, outstanding. Any holder of the cumulative convertible preferred stock is entitled to receive cumulative cash dividends payable in arrears, at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may, at its option, redeem the Preferred Stock at any time. The Cumulative Convertible Preferred Stock is convertible into shares of the Company’s common stock on a one for ten basis. As of December 31, 2004 and 2003, the total arrearage on the cumulative convertible preferred stock was $546,000 and $493,000, respectively, and is included in Due to Related Parties.

During 2003, a former officer exercised options to purchase 25,000 shares of common stock at $4.00 per share. Proceeds from the exercise of these options totaled $100,000. During 2004, a former officer exercised options to purchase 172,247 shares of common stock at $4.00 per share. Proceeds from the exercise of these options totaled $689,000.

The Company has reserved 4,974,180 shares as of December 31, 2004 for issuance under stock option plans, compensation agreements, warrants and under the conversion terms applicable to its outstanding cumulative convertible preferred stock.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(9)	Stock Based Compensation

Stock Option Plans

The Company adopted a stock option plan (the “Plan”) in April 1992 which provided for the issuance of an aggregate of 90,000 stock options, which was increased following stockholder approval to 1,250,000. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. The plan is administered by the Compensation Committee of the Board of Directors. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2004, 315,590 shares were issued upon option exercises and options to purchase 510,000 shares were still outstanding from the Plan. As a result of the approval of the 2004 Plan (see below), no additional options will be granted from the Plan and 424,410 reserved shares from the Plan have been transferred to the 2004 Plan.

In 1997, the Company adopted a director stock option plan (the “Directors’ Plan”) which provided for the issuance of options to purchase up to 250,000 shares of common stock in the aggregate. Options granted under the Directors’ Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2004, 10,000 shares were issued upon option exercises and options to purchase 151,284 shares were still outstanding from the Directors’ Plan. As a result of the approval of the 2004 Plan (see below), no additional options will be granted from the Directors’ Plan and 88,716 reserved shares from the Directors’ Plan have been transferred to the 2004 Plan.

During 2003, three former officers exercised options to purchase 102,490 shares of common stock: 62,500 shares were issued at $8.00 per share, 9,990 shares at $3.25 per share, and 30,000 shares at $5.46 per share. Proceeds from the exercise of these options totaled $796,000. The options exercised were issued from the Plan.

During 2004, an officer of the Company exercised options to purchase 15,000 shares of common stock at $5.93 per share. The officer exercised the options using the net share settlement feature (see below) of the plan. As a result, the officer remitted 9,770 shares to the Company to settle the option exercise price and related taxes and the officer received 5,230 shares of common stock.

In May 2004 the Company’s stockholders approved the Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) which provided for the issuance of an aggregate of 1,000,000 shares. Upon adoption of the 2004 Plan, the Company agreed not to issue any more options from either the Plan or the Directors’ Plan. The remaining 513,126 shares of the Company’s common stock which were reserved for issuance pursuant to the Plan and the Directors’ Plan were rolled over to the 2004 Plan.

The Company issued a total of 12,000 shares of common stock to the Directors for their services for the 2004/2005 Board term under the terms of the 2004 Plan. 2,000 of those shares were subsequently canceled due to a resignation.

Effective October 1, 2004, the Company’s Board of Directors amended the Plan and the Directors’ Plan to allow the remaining options outstanding under such plans to be governed by terms similar to those contained in the 2004 Plan with respect to the exercise of options, tax withholding and the period in which option holders no longer associated with the Company could exercise their options. Holders of options under the 2004 Plan may exercise their outstanding options and pay the exercise price, in whole or in part, pursuant to a net share settlement feature. This feature allows the option holder to elect to have shares of stock withheld upon exercise to pay the option exercise price. Option holders may also elect to have a portion of such shares issuable upon exercise withheld for the payment of taxes attributable to the

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

option exercise. As a result of such amendments, effective October 1, 2004, the Company accounts for all of its outstanding options under the variable method of accounting. The variable method of accounting requires the Company to accrue an expense or credit as the market price of the Company’s common stock changes. For the year ended December 31, 2004, the Company recognized $6.36 million of compensation expense related to the variable method of accounting and an $84,000 expense as a result of certain stock grants from its 2004 Plan to members of the Board of Directors. As a result of a modification to the options of a former employee, the Company recognized compensation expense of $21,000 and $72,000 in 2003 and 2002, respectively.

Had compensation expense for the Company’s stock option plans been determined based on fair value consistent with the methodology of SFAS No. 123, the Company’s net income and earnings per share for each period would have been adjusted to the pro forma amounts indicated in the following table:

	2004	2003	2002
		(in thousands)
Earnings
As reported	$16,137	$12,369	$27,234
Plus: stock-based compensation expense included in reported earnings	6,444	21	72
Less: stock-based compensation expense determined under fair-value method	(970)	(897)	(635)

Pro forma	$21,611	$11,493	$26,671

Earnings per share – Basic:
As reported	$1.30	$1.02	$2.25
Pro forma	$1.74	$0.95	$2.20
Earnings per share – Diluted:
As reported	$1.25	$0.97	$2.17
Pro forma	$1.68	$0.90	$2.13

For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk free rate	4.68%	4.30%	5.36%
Expected option life (years)	10	10	10
Volatility	34.0%	53.0%	60.0%

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following is a summary of stock options under the Plans, referred to above, which were granted, were exercised and have expired for the three years ended December 31, 2004:

	Outstanding Options	Weighted Average Price
December 31, 2001	859,908	$5.68
Granted	171,284	$4.90
Exercised	—	—
Expired	(95,000)	$9.14

December 31, 2002	936,192	$5.19
Granted	170,000	$8.06
Exercised	(127,490)	$6.23
Expired	(115,171)	$4.42

December 31, 2003	863,531	$5.70
Granted	160,000	$9.39
Exercised	(187,247)	$4.15
Expired	(15,000)	$4.63

December 31, 2004	821,284	$6.79

The following table summarizes information about shares subject to outstanding options as of December 31, 2004 which were issued to current or former employees, or directors pursuant to the Plan, Directors’ Plan or the 2004 Plan.

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
266,284	$4.56-$4.86	$4.78	4.18	266,284	$4.78
205,000	$5.78-$6.78	$6.06	2.91	205,000	$6.06
350,000	$7.46-$10.89	$8.75	8.36	350,000	$8.75

821,284	$4.56-$10.89	$6.79	5.65	821,284	$6.79

Stock Grants

In November 1999, the Company cancelled 30,000 fully vested employee stock options with an original exercise price of $8.00 per share and an expiration date of March 31, 2003, and issued 30,000 options with similar terms, except that the newly issued options were granted with an exercise price of $5.46 per share, the fair value of the shares at the date of modification. As a result of this modification, the Company recognized approximately $21,000 and $72,000 of compensation expense in 2003 and 2002, respectively, and $9,000 of compensation income in 2001. These options were exercised during 2003.

In January 2002, the Board of Directors granted the Company’s Chief Executive Officer a stock award of 25,000 common shares as compensation for his services, which shares vested on December 31, 2003, if he was still employed by the Company. As this condition was fulfilled on December 31, 2003, the Company recognized approximately $116,000 of compensation expense in 2003. In February 2004, the Company

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

issued 15,500 net shares to the Chief Executive Officer and 9,500 shares were remitted back by the Chief Executive Officer to the Company to settle related taxes.

(10)	Equity Investment in Affiliate

On November 10, 2004, the Company concluded agreements with MAV (the Hungarian State Railway Company) and KFKI Investment Limited and its affiliates (“KFKI”) to purchase their 10.1% and 14.8% equity stakes in PanTel Rt., respectively, for an aggregate cash purchase price of 9.9 million euros ($12.8 million at historical exchange rates) and 250,000 unregistered shares of the Company’s common stock at a fair value of $2.7 million. The cost of the equity stake in PanTel Rt. at December 31, 2004 comprises:

In thousands	2004
Equity investment	15,524
Equity in earnings	443
Dividends and distributions received	(—)

Closing investment	15,967

The following represents a preliminary purchase price allocation of the equity investment:

in thousands	November 10, 2004
Current assets	9,540
Fixed assets, net	19,706
Intangible assets	14,054
Assets held for sale	165
Other non-current assets	2,042

Total assets acquired	45,507

Current liabilities	(10,787)
Long-term debt	(18,479)
Liabilities held for sale	(558)
Other non-current liabilities	(157)

Total liabilities assumed	(29,981)

Purchase price	15,526

The above purchase price allocation includes negative goodwill of $208,000 which has been proportionally allocated to long-lived assets.

This 25% equity investment represented the first stage in a series of transactions whereby the Company acquired the business of PanTel on February 28, 2005.

On February 28, 2005, the Company purchased KPN NV’s 75.1% interest in the PanTel business for EUR 17 million (approximately $22.5 million) resulting in the Company acquiring a 100% interest in

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

the PanTel business. The Company funded the purchase price and refinanced PanTel’s existing credit facility from the Credit Agreement (see Note 4).

The following represents the preliminary allocation of the purchase price paid for 100% of the PanTel business based on the book values of the acquired assets and assumed liabilities as of February 28, 2005. The preliminary allocation of the purchase price is not indicative of the final allocation of purchase price consideration. Actual fair values will be determined as a more detailed analysis is completed and additional information becomes available related to the fair values of the assets acquired and liabilities assumed. The Company is planning to engage a professional valuation firm to establish the fair value of the assets and liabilities of as of February 28, 2005 and to establish values for unrecognized intangible assets. The Company intends to complete this valuation and establish a final purchase price allocation by September 30, 2005.

in thousands	February 28, 2005
Current assets	48,539
Fixed assets, net	62,175
Intangible assets	48,034
Other non-current assets	3,016

Total assets acquired	161,764

Current liabilities	41,688
Long-term debt	80,521
Other non-current liabilities	4

Total liabilities assumed	122,213

Purchase price	39,551

The purchase price of $39.6 million (the “Initial Purchase Price”), consists of the following: (i) the payment of cash of EUR 26.9 million ($35.4 million at historical exchange rates), (ii) 250,000 shares at a fair value of $2.7 and (iii) estimated transaction costs of $1.5 million. Under the purchase method of accounting, the Initial Purchase Price is allocated to the net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition.

The purchase price for the PanTel business was arrived at by arms length negotiations between the Company and the sellers. A preliminary estimate of $31.3 million has been calculated as negative goodwill which represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. Negative goodwill is due to the decision of the majority shareholder of the PanTel business to quickly divest its investments in Central and Eastern Europe. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” negative goodwill has been proportionally allocated to long-lived assets.

The purchase price allocation presented above is preliminary and final allocation of the purchase price will be based upon the actual fair values of the net tangible and intangible assets acquired, as well as liabilities assumed as of the date of the acquisition. Any change in the fair value of the net assets of PanTel will change the amount of the purchase price allocable to goodwill.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(11)	Foreign Exchange Rate Gains (Losses)

The Company’s foreign exchange gains (losses) arise primarily from the Company marking to market debt obligations not denominated in Hungarian forints. The foreign exchange gains for the year ended December 31, 2004, resulted primarily from the appreciation of the Hungarian forint against the euro and the U.S. dollar on the Company’s average EUR 46.9 million denominated debt and U.S. dollar 25 million denominated debt outstanding during the period. At December 31, 2004, the Hungarian forint had appreciated by approximately 7% against the euro and approximately 15% against the U.S. dollar as compared to December 31, 2003 levels. The foreign exchange losses for the year ended December 31, 2003 resulted primarily from the devaluation of the Hungarian forint on the Company’s average EUR 60.6 million denominated debt outstanding, partially offset by the appreciation of the Hungarian forint on the Company’s U.S. dollar 25 million denominated debt outstanding during the period. At December 31, 2003, the Hungarian forint had devalued by approximately 10% against the euro as compared to December 31, 2002, and had appreciated by 8% against the U.S. dollar as compared to December 31, 2002 levels. The foreign exchange gains for the year ended December 31, 2002 resulted primarily from the effect of the appreciation of the Hungarian forint on the Company’s average EUR 71.9 million and U.S. dollar 25 million denominated debt outstanding during the year. At December 31, 2002, the Hungarian forint had appreciated in value by 5% against the euro and by 24% against the U.S. dollar as compared to December 31, 2001.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(12)	Related Parties

The amount due to related parties, totaling $546,000 at December 31, 2004, represents cumulative preferred stock dividends in arrears. $328,000 is due to TDC A/S, which held 41% of the Company’s outstanding common stock (60% of the Company’s preferred shares) and $218,000 is due to Ashmore Investment Management and its affiliates, which held 22% of the Company’s outstanding common stock (40% of the Company’s preferred shares) as of December 31, 2004.

(13)	Reconciliation of Net Income to Net Cash Provided by Operating Activities

The reconciliation of net income to net cash provided by operating activities for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002
		(in thousands)
Net income	$16,242	12,476	27,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	12,089	10,989	9,921
Amortization of intangibles	287	264	228
Asset write-offs	1	50	149
Non-cash compensation	—	42	72
Foreign currency (gain) loss	(6,632)	5,462	(7,848)
Other (income)/expense	(437)	(30)	(67)
Non-cash interest	1,851	1,720	1,591
Deferred taxes	1,574	167	(5,489)
Modification of option terms	6,361	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,292	(333)	262
Restricted cash	(481)	11	208
Other assets	(3,428)	639	(1,838)
Accounts payable and accruals	(886)	(302)	289
Other liabilities	(133)	54	32
Due to related parties	—	—	(676)

Net cash provided by operating activities	$27,700	31,209	24,175

(14)	Employee Benefit Plan

Effective December 1996, the Company established a 401(k) salary deferral plan (the “401(k) Plan”) on behalf of its U.S. employees. The 401(k) Plan is a qualified defined contribution plan, and allows participating employees to defer up to 15% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company has the discretion to match contributions made by the employee. No matching contributions were made by the Company in 2004, 2003 or 2002.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

Other Service and Product Revenues – PBX hardware sales and service revenues, as well as miscellaneous other telephony service revenues.

The revenues generated by these products and services for the years ended December 31 were as follows:

(in thousands)	2004	2003	2002
Telephone services	$51,733	$52,641	$47,040
Network services	6,693	5,247	3,651
Other service and product revenues	1,914	1,721	1,491

	$60,340	$59,609	$52,182

Major Customers

For the years ended December 31, 2004, 2003 and 2002, none of the Company’s customers accounted for more than 10% of the Company’s total revenue.

(16)	Restricted Net Assets of Consolidated Subsidiary

Under its former debt agreement and under the Credit Agreement (see Note 4), the Company’s Hungarian subsidiary is restricted from paying dividends to HTCC. As of December 31, 2004, net assets of the Hungarian subsidiary amounted to approximately $71.7 million (at December 31, 2004 exchange rates), all of which are restricted.

Schedule of Quarterly Financial Data (unaudited)

(in thousands, except per share data)

	December 31		September 30	June 30	March 31
Fiscal 2004 quarters ended:
Net revenues	$15,834		$14,355	$14,690	$15,461
Income from operations	853	(1)	5,147	6,064	6,724
Net income attributable to common stockholders	796		5,273	2,432	7,636

Earnings per share:
Basic	$0.06		$0.42	$0.20	$0.62

Diluted	$0.06		$0.41	$0.19	$0.59

Fiscal 2003 quarters ended:
Net revenues	$15,371		$14,246	$14,975	$15,017
Income from operations	6,675		6,404	6,730	6,961
Net income (loss) attributable to common stockholders	4,344		8,384	(1,373)	1,014

Earnings (loss) per share:
Basic	$0.36		$0.69	$(0.11)	$0.08

Diluted	$0.35		$0.65	$(0.11)	$0.08

(1)	Significant decrease in Income from operations in the fourth quarter 2004 is due to a $6.4 million non-cash compensation charge related to the modification of two stock option plans.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Schedule I – Condensed Financial Statements of Registrant

Hungarian Telephone and Cable Corp.

Condensed Balance Sheets

(In thousands, except share data)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$364	$331
Amounts due from subsidiary	4,553	4,392
Current deferred tax asset	896	233
Other current assets	653	502

Total current assets	6,466	5,458

Investment in subsidiary and affiliate	108,001	92,034
Long-term loan to subsidiary	12,290	25,000
Deferred tax asset	1,134	467
Other assets	1,258	109

Total assets	$129,149	$123,068

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accruals	$1,692	$835
Due to related parties	546	493

Total current liabilities	2,238	1,328
Long-term debt	22,076	20,888

Total liabilities	24,314	22,216

Commitments and Contingencies

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2004 and 2003	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,683,647 shares in 2004 and 12,230,670 shares in 2003	14	12
Additional paid-in capital	155,438	145,616
Accumulated deficit	(49,878)	(44,039)
Accumulated other comprehensive income	(737)	(737)

Total stockholders’ equity	104,835	100,852

Total liabilities and stockholders’ equity	$129,149	$123,068

See accompanying notes to condensed financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Schedule I – Condensed Financial Statements of Registrant

Hungarian Telephone and Cable Corp.

Condensed Statements of Operations

Years ended December 31, 2004, 2003 and 2002

(In thousands, except share and per share data)

	2004	2003	2002
Management services revenues	$3,530	3,305	3,615

Operating expenses:
Operating and maintenance expenses	9,946	2,815	2,201
Depreciation and amortization	—	—	4

Total operating expenses	9,946	2,815	2,205

(Loss) income from operations	(6,416)	490	1,410

Other income (expenses):
Foreign exchange gains, net	227	6	6
Interest expense	(2,482)	(2,354)	(2,488)
Interest income	1,152	1,222	1,400
Equity in earnings of affiliate	443	—	—

Net (loss) income before income taxes	(7,076)	(636)	328
Income tax benefit (expense)	1,339	(350)	1,050

Net (loss) income	$(5,737)	(986)	1,378
Cumulative convertible preferred stock dividends	(105)	(107)	(107)

Net (loss) income attributable to common stockholders	$(5,842)	(1,093)	1,271

See accompanying notes to condensed financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Schedule I – Condensed Financial Statements of Registrant

Hungarian Telephone and Cable Corp.

Condensed Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Net cash (used in) provided by operating activities	$(489)	(801)	175

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	—	3
Acquisition of interests in affiliate	(12,824)	—	(14)

Net cash used in investing activities	(12,824)	—	(11)

Cash flows from financing activities:
Proceeds from inter-company loan repayment	12,710	—	—
Preferred stock dividends paid	(53)	—	—
Proceeds from exercise of stock options	689	796	—

Net cash provided by financing activities	13,346	796	—

Net increase (decrease) in cash and cash equivalents	33	(5)	164
Cash and cash equivalents at beginning of period	331	336	172

Cash and cash equivalents at end of period	$364	331	336

See accompanying notes to condensed financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARY

Schedule I – Condensed Financial Statements of Registrant

Hungarian Telephone and Cable Corp.

Notes to Condensed Financial Statements

Years Ended December 31, 2004, 2003 and 2002

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

The condensed financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiary as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, including the notes thereto, set forth in the Company’s consolidated financial statements appearing on pages F-3 through F-29 of the accompanying Form 10-K.

Schedule II - Valuation Accounts

DESCRIPTION	Balance at the Beginning of Year	Provision for Bad Debt Expense	Translation Adjustment	Balance at the End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2002	$1,645,000	$186,000	$425,000	$2,256,000

Year ended December 31, 2003	$2,256,000	$242,000	$207,000	$2,705,000

Year ended December 31, 2004	$2,705,000	$161,000	$439,000	$3,305,000

DESCRIPTION	Balance at the Beginning of Year	Movement During Period	Translation Adjustment	Balance at the End of Year
Allowance for deferred tax assets
Year ended December 31, 2002	$23,346,000	($13,877,000)	2,940,000	$12,409,000

Year ended December 31, 2003	$12,409,000	($350,000)	—	$12,059,000

Year ended December 31, 2004	$12,059,000	($156,000)	—	$11,903,000

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits*

Exhibit No.	Description
10.8	EUR 170 million Senior Secured Debt Facility entered into as of February 16, 2005 among Hungarian Telephone and Cable Corp. and its subsidiaries; Calyon Bank, MKB Bank, WestLB Bank and certain other parties

10.11	2004 Long-Term Incentive Plan

10.14	Employment Agreement dated as of August 1, 2004 between the Registrant and William T. McGann

10.15	Employment Agreement dated as of August 1, 2004 between the Registrant and Jan Mulder

10.16	Employment Agreement dated as of March 2, 2005 between the Registrant and Peter T. Noone

10.17	Summary of Board of Director Compensation

10.18	Summary of certain compensation arrangements regarding the Registrant’s Chief Executive Officer

21	Subsidiaries of the Registrant

23	Consent of KPMG Hungaria Kft.

24	Powers of Attorney

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	The other exhibits listed in the List of Exhibits in the Report on Form 10-K have been incorporated by reference into such Report.