Form 10-Q
period 2005-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2005-05-16
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest possible date:

Common Stock, $.001 par value	12,724,938 Shares
(Class)	(Outstanding at May 13, 2005)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,407	8,376
Restricted cash	11,657	555
Accounts receivable, net	30,491	6,013
Current deferred tax asset	2,804	158
Other tax receivable	5,444	—
Other current assets	10,875	5,968

Total current assets	89,678	21,070
Property, plant and equipment, net	181,090	129,401
Goodwill	9,751	10,336
Other intangibles, less accumulated amortization	51,176	4,761
Deferred costs	1,958	2,321
Deferred tax asset	3,591	4,725
Investment in affiliate	—	15,967
Other assets	6,784	3,704

Total assets	$344,028	192,285

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$22,618	27,685
Short-term debt	5,382	—
Accounts payable	11,017	806
Accruals	23,270	4,085
Other current liabilities	4,816	2,453
Due to related parties	572	546

Total current liabilities	68,675	35,575
Long-term debt, excluding current installments	194,079	71,715
Deferred credits and other liabilities	3,742	3,475

Total liabilities	266,496	110,765

Commitments and Contingencies	—	—
Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2005 and 2004	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,724,938 shares in 2005 and 12,683,647 in 2004	14	14
Additional paid-in capital	156,869	155,438
Accumulated deficit	(104,149)	(103,411)
Accumulated other comprehensive income	24,798	29,479

Total stockholders’ equity	77,532	81,520

Total liabilities and stockholders’ equity	$344,028	192,285

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income

For the Three Month Periods Ended March 31, 2005 and 2004

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Telephone service revenues, net	$20,375	$15,461
Operating expenses:
Selling, general and administrative	10,446	5,770
Depreciation and amortization	4,453	2,967

Total operating expenses	14,899	8,737

Income from operations	5,476	6,724
Other income (expenses):
Foreign exchange (losses) gains, net	(3,605)	3,698
Interest expense	(3,839)	(2,449)
Interest income	161	586
Equity in earnings of affiliate	934	—
Other, net	36	69

Net (loss) income before income taxes	(837)	8,628
Income tax benefit (expense)	125	(966)

Net (loss) income	$(712)	$7,662
Cumulative convertible preferred stock dividends	(26)	(26)

Net (loss) income attributable to common stockholders	(738)	7,636
Comprehensive (loss) income adjustments	(4,681)	1,043

Total comprehensive (loss) income	$(5,419)	$8,679

(Loss) earnings per common share:
Basic	$(0.06)	$0.62

Diluted	$(0.06)	$0.59

Weighted average number of common shares outstanding:
Basic	12,721,776	12,298,835

Diluted	12,721,776	12,920,886

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2004	12,683,647	$14	—	155,438	(103,411)	29,479	$81,520
Net settlement of stock option exercise	38,291	—	—	(338)	—	—	(338)
Common stock granted to Directors	3,000	—	—	48	—	—	48
Stock based compensation	—	—	—	1,721	—	—	1,721
Cumulative convertible preferred stock dividends	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(712)	—	(712)
Foreign currency translation adjustment	—	—	—	—	—	(4,681)	(4,681)

Balances at March 31, 2005	12,724,938	$14	—	156,869	(104,149)	24,798	$77,532

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

For the Three Month Periods Ended March 31, 2005 and 2004

(In thousands)

(unaudited)

	2005	2004
Net cash provided by operating activities	$12,389	7,944

Cash flows from investing activities:
Construction of telecommunication networks	(2,124)	(1,293)
Acquisition of subsidiaries, net of cash acquired	(7,434)	—
Proceeds from sale of assets	20	21

Net cash used in investing activities	(9,538)	(1,272)

Cash flows from financing activities:
Repayments of long-term debt	(74,292)	(3,759)
Proceeds from new long-term debt borrowings	109,720	—
Deferred financing costs paid under long-term debt agreement	(5,424)	—
Proceeds from exercise of options	—	296
Funding of debt service account	(11,906)	—

Net cash provided by/(used in) financing activities	18,098	(3,463)

Effect of foreign exchange rate changes on cash	(918)	456

Net increase in cash and cash equivalents	20,031	3,665

Cash and cash equivalents at beginning of period	8,376	21,191

Cash and cash equivalents at end of period	$28,407	24,856

Summary of non-cash transactions:

•	On February 28, 2005, the Company assumed debt of EUR 66M ($80.5 million at historical exchange rates) on acquisition of subsidiaries.

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant”) with its directly owned consolidated subsidiaries, Hungarotel Tavkozlesi Rt. (“Hungarotel”), PanTel Tavkozlesi es Kommunikacios Kft. (“PanTel”) and PanTel Technocom Kft. (“PanTel Technocom”) (together the “Company”) include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair statement of the results of the interim periods. PanTel owns and consolidates several minor non-Hungarian subsidiaries within the Central and Eastern European region. Results for interim periods are not necessarily indicative of the results for a full year. All material intercompany balances and transactions have been eliminated.

On February 28, 2005, the Company acquired the remaining 75% of the PanTel business (see Note 9).

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

The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004, including the notes thereto, set forth in the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”).

(b)	(Loss) Earnings Per Share

(Loss) earnings per share (“EPS”) is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, or preferred securities were converted and the proceeds were used to acquire shares of common stock at the average market price during the reporting period.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and three month periods ended March 31, 2005 and 2004:

	3 months ended
($ in thousands, except share data)	2005	2004
Net (loss) income attributable to common stockholders (A)	$(738)	$7,636
plus: preferred stock dividends	26	26

Net (loss) income (B)	$(712)	$7,662

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,721,776	12,298,835
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	—	622,051

Weighted average common shares outstanding – diluted (D)	12,721,776	12,920,886

Net income per common share:
Basic (A/C)	$(0.06)	$0.62
Diluted (B/D)	$(0.06)	$0.59

For the three month period ended March 31, 2005, common stock equivalents and convertible preferred stock of 3,671,284 were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive. For the three month period ended March 31, 2004, 30,000 stock options were excluded from the computation of diluted earnings per share since such options had an exercise price in excess of the average market value of the Company’s common stock during the period.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(c)	Foreign Currency Translation

The Company uses the Hungarian forint (“HUF”) as the functional currency for its Hungarian subsidiaries. The Hungarian subsidiaries’ assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating HUF assets and liabilities into U.S. dollars are accumulated as part of other comprehensive income in stockholders’ equity.

The Company considers the local currency of PanTel’s non-Hungarian subsidiaries to be the functional currency of those subsidiaries. Accordingly, foreign currency assets and liabilities of the non-Hungarian subsidiaries are translated into HUF using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating the local currency assets and liabilities of the non-Hungarian subsidiaries into HUF are accumulated as part of foreign exchange gains/(losses) in the consolidated statement of operations.

Foreign exchange fluctuations related to intercompany balances are included in equity if such balances are intended to be long-term in nature. At the time the Company settles such balances, the resulting gain or loss is reflected in the consolidated statement of operations. Gains and losses from foreign currency transactions and the marking to market of assets or liabilities not denominated in Hungarian forints are included in operations in the period in which they occur. The translation of the subsidiaries’ forint denominated financial statements into U.S. dollars, as of March 31, 2005, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 182.59 as of December 31, 2004 to 190.81 as of March 31, 2005, an approximate 5% decrease in value.

(d)	Stock Based Compensation

The Company follows the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” in measuring compensation cost for stock based compensation awards, and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method, as defined in SFAS No. 123 had been applied.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock based compensation awards granted under its long-term incentive plans. The fair values of stock options were estimated at the date of grant using a Black-Scholes option-pricing model. Had the Company determined compensation cost for options issued under the plans based on the fair value at the grant date in conformity with SFAS No. 123, the Company’s net pro forma (loss) earnings and (loss) earnings per share would have been as follows:

	Three Months Ended March 31
	2005	2004
Net (Loss) Income
As reported	(738)	7,636
Plus: stock-based compensation expense included in reported earnings	1,751	14
Less: stock-based compensation expense determined under fair- value method	(665)	(83)

Net Income
Pro forma	348	7,567

(Loss) Earnings per share - Basic:
As reported	(0.13)	0.62
Pro forma	0.03	0.62

(Loss) Earnings per share - Diluted:
As reported	(0.13)	0.59
Pro forma	0.02	0.59

Effective October 1, 2004, the Company accounts for all of its outstanding options under the variable method of accounting. The variable method of accounting requires the Company to accrue an expense or forfeiture as the market price of the Company’s common stock changes. For the three months ended March 31, 2005, the Company recognized $1.7 million of compensation expense related to the variable method of accounting.

For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the three months ended March 31
	2005	2004
Risk free rate	4.47%	4.29%
Expected option life (years)	10	10
Volatility	43.0%	53.4%

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(e)	Fair Value of Instruments

The Company accounts for derivatives and hedging activities in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FASB Statement No. 138, which requires that all derivative instruments be recorded on the balance sheet as either assets or liabilities and be measured at their respective fair values. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge and its effectiveness as a hedge.

For derivatives which are not designated as hedges, changes in fair value are recorded immediately in earnings.

The Company uses interest rate swaps to manage interest rate movements on its bank debt. The Company’s interest rate swaps are used for the purpose of hedging interest rate exposure, which exists because of the variable interest rate component of the Company’s credit agreement. For most hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. Changes in the fair value of such derivatives are recorded as either assets or liabilities in the balance sheet with an offset to current earnings or other comprehensive income, depending on the derivative being designated as a hedge transaction and the type of hedge transaction.

The estimated fair values of the Company’s interest rate swaps are based on quoted market prices from the counterparty to the Company’s long-term debt facility and represent the estimated amounts that the Company would pay or receive to terminate the contracts.

(2)	Cash and Cash Equivalents and Restricted Cash

At March 31, 2005, cash of $28,407,000 comprised the following: $149,000 on deposit in the United States, the equivalent of $828,000 on deposit in Austria, Bulgaria, Romania, Slovakia and Slovenia, and $27,430,000 on deposit with banks in Hungary consisting of $156,000 denominated in U.S. dollars, the equivalent of $7,222,000 denominated in euro and the equivalent of $20,052,000 denominated in Hungarian forints.

Restricted cash of $11,657,000 at March 31, 2005, was comprised of a euro 9 million deposit in a debt service reserve account, which is required under the terms of the Company’s Credit Agreement.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(3)	Related Parties

The amount due to related parties totalling $572,000 at March 31, 2005, represents cumulative preferred stock dividends in arrears and was due to TDC A/S (“TDC”), which held 41% of the Company’s outstanding common stock (60% of the Company’s preferred shares) and Ashmore Investment Management and its Affiliates (“Ashmore”), which held 22% of the Company’s outstanding common stock (40% of the Company’s preferred shares) as of March 31, 2005.

On April 12, 2005, TDC acquired Ashmore’s entire equity holding in the Company bringing its ownership to approximately 63%.

(4)	Other Tax Receivable and Short-Term Debt

The Company has recorded an other tax receivable in the amount of $5.4 million which represents the reclaim by the Company for value added taxes (“VAT”) paid on the purchase of the PanTel business. The Company has recorded a corresponding short-term debt balance which was borrowed in order to fund the VAT payment made on the purchase of the PanTel business on February 28, 2004 (see Note 9).

(5)	Derivative Instruments and Hedging Activities

Under the terms of its credit agreement, the Company is required to enter into interest-rate hedges to manage its interest rate exposure on its debt. The Company does not enter into derivative instruments for any purpose other than hedging related to its debt obligations and Company policy prohibits holding or issuing derivative instruments for trading purposes.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to the credit risk of the counterparty. Credit risk is the failure of the counterparty to perform its obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates a credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess any credit risk. Company policy requires that counterparties to the Company’s hedging activities be substantial and creditworthy multinational commercial banks. The risk of counterparty non-performance associated with the hedge contract is not considered by the Company to be material.

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact the Company’s future interest payments and by evaluating hedging opportunities. The Company’s existing bank credit agreement exposes the Company to variability in interest payments due to changes in interest rates. To limit this variability, the Company has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps have changed 100% of the variable-rate cash flow exposure on the Company’s credit agreement into fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments from the hedging counterparty and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The Company entered into its interest rate swap agreements on March 31, 2005 and therefore, there was no difference between the carrying value and the fair value of the interest rate swaps for the period end.

(6)	Segment Disclosures

The Company operates in a single segment, telecommunications. The acquisition of PanTel on February 28, 2005 means that the Company can now offer telecommunications services to a wider range of customers. The Company has three service categories, telephone services, network services and other service and product revenues. The Company’s chief operating decision maker monitors the revenue streams of the various service categories, operations are managed and financial performance is evaluated based on the delivery of services to customers over an integrated network.

Products and Services

The Company groups its products and services into the following categories:

Telephone Services – local dial tone and switched products and services that provide incoming and outgoing calls both domestically and internationally for residential customers and business customers. Wholesale voice revenues are earned through carrying other operators’ traffic on the Company’s network. This category includes reciprocal compensation revenues and expenses (i.e. interconnect).

Network Services – point-to-point dedicated services that provide a private transmission channel for the Company’s customers’ exclusive use between two or more locations, both in local and long distance applications. Point to point dedicated services include data transmission, VPN, hosting and managed leased lines.

Other Service and Product Revenues – PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues. Revenues from Internet services such as ADSL Internet access and dial-up are included here.

The revenues generated by these products and services for the periods ended March 31 were as follows:

	3 months ended
($ in thousands)	2005	2004
Telephone services	$13,682	$13,486
Network services	5,510	1,559
Other service and product revenues	1,183	416

	$20,375	$15,461

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

Major Customers

For the periods ended March 31, 2005 and 2004, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

(7)	Goodwill, Intangible and Other Long-Lived Assets

Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment. The Company completed its annual impairment test as of January 1, 2005. Based upon the results, the Company concluded that there is no impairment to the carrying value of goodwill reported in its financial statements.

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Concession rights are amortized over the twenty-five year concession period using the straight-line method. The rights of way that the Company has to operate its country-wide telecommunications network along the Hungarian National Railway (“MAV”) are amortized over the 50 year contract period. Rights of use refer to the rights to use the existing networks of MAV, OBB Telekom Service GmbH, and Memorex. Rights of use are amortized as follows:

Years 1-3	6.66% per annum
Years 4-15	5% per annum
Years 16-20	2% per annum
Years 21-50	0.33% per annum

(8)	Commitments and Contingencies

Annual Concession Fees

Under the historical regulatory structure in which Hungarotel received its operating licenses it paid a one-time concession fee and was required to pay annual concession fees based on net telephone service revenues that varied between 0.1% and 2.3% depending on the concession area. In 2001, the Hungarian government made changes to the Communications Act, whereby the concession system was replaced with a notification system. Under the notification system, other telecommunications providers can enter the Company’s markets by paying a nominal fee. The Company believes that this change violated the terms upon which it received its concessions which would have required competitors entering the Company’s markets to pay fees similar to the Company. Therefore, the Company has accrued but withheld the payment of concession fees for 2001 in the amount of HUF 157 million (approximately $0.8 million at March 31, 2005 exchange rates) and believes that it does not owe any more concession fees for 2002 and future periods. The Company is currently in discussions with the Ministry regarding the mutual termination or amendment of its concession agreements.

The company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and the issue described above will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(9)	PanTel Acquisition

On February 28, 2005, the Company purchased KPN NV’s 75.1% interest in the PanTel business for EUR 17 million (approximately $22.5 million at historical rates). This purchase by the Company resulted in the Company acquiring a 100% interest in the PanTel business. The Company funded the purchase price and refinanced PanTel’s existing credit facility from the Company’s credit agreement. PanTel is Hungary’s leading alternative telecommunications provider with a fiber optic backbone telecommunications network covering all of Hungary. PanTel principally provides voice, data and Internet services to businesses, other telecommunications service providers, and Internet Service Providers throughout Hungary in competition with Magyar Tavkozlesi Rt. and others.

HTCC acquired PanTel in order to expand its business in Hungary and the surrounding countries. PanTel’s network crosses Hungary’s borders and extends into other countries of the Central and Eastern European region including Austria, Bulgaria, Croatia, Romania, Slovakia, Slovenia, Serbia and Montenegro and Ukraine. Customers in these bordering countries are served through subsidiaries established in each of these markets under the PanTel brand.

The purchase price for the PanTel business was arrived at by arms length negotiations between the Company and the sellers. The total purchase price of $120.1 million included: (i) the payment of cash of EUR 26.9 million ($35.4 million at historical exchange rates), (ii) 250,000 shares at a fair value of $2.7 million, (iii) estimated transaction costs of $1.5 million and (iv) debt assumed of EUR 66.0 million ($80.5 million at historical exchange rates). Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. An estimate of $29.1 million has been calculated as negative goodwill that represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. Negative goodwill is due to the decision of the majority shareholder of the PanTel business to divest its investments in Central and Eastern Europe. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” negative goodwill has been proportionally allocated to reduce long-lived assets.

The closing of the transaction occurred on February 28, 2005 and the results of the PanTel business for the 31 days ended March 31, 2005 (and the Balance Sheet as at March 31, 2005) have been consolidated into the financial statements of the Company.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following represents the preliminary allocation of the purchase price paid for the PanTel business based on the book values of the acquired assets and assumed liabilities as of February 28, 2005:

in thousands (USD)	February 28, 2005
Current assets	50,304
Fixed assets, net	62,769
Intangible assets	48,974
Other non-current assets	208

Total assets acquired	162,255

Current liabilities	41,726
Long-term debt	80,521
Other non-current liabilities	381

Total liabilities assumed	122,628

Net assets acquired	39,627

The preliminary allocation of the purchase price is not necessarily indicative of the final allocation of the purchase price consideration. The Company has engaged a professional valuation firm to establish the fair values of the assets and liabilities as of February 28, 2005 and to establish values for unrecognized intangible assets. The Company intends to complete this valuation and establish a final purchase price allocation by September 30, 2005, at the latest.

The following table presents unaudited summarized combined results of operations of the Company and PanTel, on a pro forma basis, as though the companies had been combined as of January 1, 2004:

in thousands (USD), except share data	Three months ended March 31, 2005	Three months ended March 31, 2004
Revenues, net	$31,371	$29,955
Income from operations	8,672	6,599
Foreign exchange (losses) gains, net	(2,346)	7,620
Interest expense	(4,339)	(2,645)
Net income	$2,727	$10,637
Net income per share	$0.21	$0.86

The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are not indicative of the results of operations of the Company had the acquisition actually taken place as of January 1, 2004. The unaudited pro forma summarized results of operations do not include potential cost savings from operating efficiencies or synergies that may result from the acquisition.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Introduction

Hungarian Telephone and Cable Corp. (“HTCC” or “Registrant” and, together with its consolidated subsidiaries, the “Company”) is engaged primarily in the provision of both fixed-line and alternative telecommunications services through its operating subsidiaries, Hungarotel Tavkozlesi Rt. (“Hungarotel”) which provides fixed-line services, PanTel Tavkozlesi es Kommunikacios Kft. (“PanTel Kft.”) and PanTel Technocom Kft. (PanTel Kft. and PanTel Technocom are hereafter referred to as PanTel) which provide alternative telecommunication services. The Company earns its telecommunications revenue from measured service fees, monthly line rental fees, connection fees, data transport, virtual private networks, high-speed and dial up Internet access, public pay telephone services and ancillary services (including charges for additional services purchased at the customer’s discretion).

Hungarotel provides fixed-line services to approximately 187,000 customers as at March 31, 2005. With the completion of the PanTel acquisition on February 28, 2005, the Company has added an additional 26,000 access lines that are serviced through PanTel’s country-wide fiber optic backbone network. PanTel principally provides voice, data and Internet services to businesses throughout Hungary in competition with other telecommunications service providers.

The Company’s goal is to provide the broadest array of telecommunications services with exceptional quality and service at reasonable prices by becoming the most efficient full service telecommunications provider in Central and Eastern Europe. The primary risks facing the Company are the ability to retain existing customers and attract new customers in a highly competitive market that is constantly in flux due to a challenging regulatory environment, new competitive fixed line telephony entrants, mobile telephony penetration and macroeconomic factors. The Company’s success depends upon its operating and marketing strategies, as well as market acceptance of telecommunications services within Hungary and the Central and Eastern European region. The Company plans to continue building on the reputation of PanTel as the most competitive alternative in the business customer market within Hungary. The Company is further seeking to solidify and expand its presence in the Hungarian telecommunications market through strategic merger, acquisition or alliance opportunities. The Company is also continuing to explore wireless service solutions so that it can be a full service provider in Hungary thereby providing traditional fixed line, data and wireless telephony for residential and business customers.

Comparison of Three Months Ended March 31, 2005 and Three Months Ended March 31, 2004

The functional currency of the Company’s Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2005 was 186.98, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2004 of 208.09. When comparing the three months ended March 31, 2005 to the three months ended March 31, 2004, it should be noted that all U.S. dollar reported amounts have been affected by this 11% appreciation in the Hungarian subsidiaries’ functional currency. In addition, when comparing the three month periods, it should also be noted that the 2005 quarterly results have been affected by the inclusion of PanTel as of March 1, 2005.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Net Revenues

	Quarter ended March 31,		% change
(dollars in millions)	2005	2004
Measured service revenues	9.0	8.1	11
Subscription revenues	6.3	6.3	0
Interconnect charges:
Incoming	0.6	0.7	(14)
Outgoing	(2.8)	(2.1)	(33)

Net	(2.2)	(1.4)	(57)

Net measured service and subscription revenues	13.1	13.0	1
Connection fees	0.3	0.6	(50)
Wholesale revenues, net	0.3	0	100
Other operating revenues, net	6.7	1.9	253

Telephone Service Revenues, Net	20.4	15.5	32

The Company recorded a 32% increase in net telephone service revenues for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Measured Service Revenues

Measured service revenues, in functional currency terms, remained consistent between the periods. A decrease in Hungarotel’s revenues by approximately $1.9 million has been offset by the addition of PanTel’s revenues, for one month, by approximately the same amount.

Hungarotel’s measured service revenues in functional currency decreased as a result of:

•	A 3% decrease in average access lines in service from approximately 193,100 for the quarter ended March 31, 2004, to approximately 186,900 during the quarter ended March 31, 2005. Approximately 2.6% of the 3.0% decrease occurred in the residential customer group as a result of further mobile penetration and economic conditions that resulted in some customers not being able to afford telephony services in general or choosing to continue with their mobile service provider and drop their fixed line service when deciding to reduce their monthly communication expenses. The remaining 0.4% of the 3.0% decrease is attributed to business customers due primarily to increased competition from both fixed line operators and mobile providers.

•	An overall decrease in call minutes by 12.7%. This is partially correlated to the decrease in the number of lines serviced over the same period in the prior year. However, the principal cause of the decrease in call minutes is that calls from the Company’s customers to mobile subscribers decreased by 21.5% over the prior year. The decrease is attributed to increased competition from mobile providers who offer mobile to mobile calls at rates that are significantly lower than fixed line to mobile rates due to adverse regulatory conditions with respect to the interconnect prices permitted to be charged by fixed line operators compared to the mobile operators.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

•	As of June 2004, the Company began offering discounts off of its listed call tariffs to some of its significant business customers.

The Company is focusing on retaining its historic fixed line business customer base by offering discounts to its listed call tariffs in exchange for fixed term contracts. The Company is also promoting higher margin products such as ADSL connections to customers. Penetration for higher cost products like ADSL connections is expected to be limited due to the economic conditions in the Company’s historical operating areas. Beginning on April 1, 2005, the Company entered competitors’ markets outside of its historic fixed wireline operating areas and believes that it can challenge the incumbents on service and price. The same call tariffs were in use at Hungarotel during the quarters ended March 31, 2005 and March 31, 2004 apart from the business customer discounts described above.

PanTel

The inclusion of PanTel in the Company’s consolidated results for the month of March added $1.9 million in measured service revenues for the three months ended March 31, 2005. PanTel’s measured service revenues come primarily from business customers and this revenue is expected to continue to grow by attracting additional customers with better service and pricing than its competitors.

Subscription Revenues

Subscription revenues decreased in functional currency terms by approximately 10% as a result of (i) a 3% decrease in average access lines in service between the two periods; (ii) customer transfers from higher monthly fee subscriptions to lower monthly fee subscriptions; and (iii) no Universal Service revenues recorded for the quarter ended March 31, 2005 compared to $0.5 million for the quarter ended March 31, 2004; slightly offset by (iv) $0.1 million in subscription fees from PanTel for the month ended March 31, 2005. Subscription fees from PanTel customers will continue to be a nominal amount due to the customer portfolio of PanTel being focused on larger businesses that are fewer in number compared to Hungarotel’s larger residential customer base.

No Universal Service revenues were accrued for the three months ended March 31, 2005. Previously, the Hungarian government set up a Universal Services fund to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds received by the Company from the Universal Services Fund were based upon the number of customers, which meet certain requirements defined in government regulations. The Company believes its prior contract, which expired June 30, 2004, continues to apply to the revenues that have been accrued up to June 30, 2004. The Company has entered into a new Universal Service Provider agreement with the Ministry with effect from July 1, 2004. Under this new agreement, as a result of the strict conditions stipulated to receive funds for being a Universal Services Provider, the Company does not expect to receive any money in the future for being a Universal Services Provider.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Interconnect Charges

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $2.2 million and $1.4 million during the three month periods ended March 31, 2005 and 2004, respectively. The Company is paid a per minute interconnection fee for completing long distance wireline and mobile calls over the Company’s network to the Company’s customers (incoming). The Company pays interconnection fees to other national wireline and mobile operators to terminate calls from the Company’s customers (outgoing). As a percentage of measured service and subscription revenues, net interconnect charges have increased from 11% for the three months ended March 31, 2004 to 17% for the three months ended March 31, 2005. This increase is primarily due to the inclusion of PanTel’s interconnection fees for the one month ended March 31, 2005 and the fact that PanTel has lower margins on call revenues than Hungarotel has. New interconnect prices were made effective from June 15, 2004 and, as a result, fixed line operators’ interconnect prices were reduced significantly, 38% in Hungarotel’s case, whereas the mobile operators’ interconnect prices were not changed. The majority of Hungarotel’s interconnect expenses relate to mobile network terminated calls. As a result, interconnect expenses continue to be charged at rates comparable to the same period in the prior year, while interconnect revenues were reduced by 38%. The Company, along with other fixed line operators in Hungary, legally challenged the rate reduction decision because the Company believes that the newly arbitrated interconnect fees to be charged by the fixed line operators are less than the actual cost of terminating those calls.

Connection Fees

In 1997 and 1998 during the construction of the Company’s networks, the Company connected a substantial number of its current residential customer base. The Company has been amortizing to revenue the connection fees received back in 1997 and 1998 over the last 7 years while at the same time amortizing as an expense over 7 years the initial cash outlay for connecting those customers. The amortization period for revenues and expenses for those customers is coming to an end which has resulted in a 50% reduction in connection revenues. The revenue attributable to the addition of new customers, added to the Company’s network after 1998, is significantly lower than that attributable to customers from 1998 and earlier.

Wholesale Voice Revenues

Wholesale voice net revenues increased by $0.3 million over the prior year due to the inclusion of these service revenues from PanTel. Wholesale voice is a relatively low margin service but remains an attractive service to the Company’s customers. Because of the high volume nature of the business, it provides a good contribution margin. In addition, it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Other Operating Revenues

Other operating revenues, which include revenues generated from the provision of direct lines, ADSL access, VPN services, operator services, Internet services and other miscellaneous telephone service revenues, increased to $6.7 million for the three months ended March 31, 2005, as compared to $1.9 million for the three months ended March 31, 2004. In functional currency terms, other operating revenues increased approximately 220% for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004. This increase is primarily due to the inclusion of PanTel in the quarter ended March 31, 2005. The significant products driving this revenue line are leased line services, provision of dark fiber, Virtual Private Networks and Internet revenues.

Operating and Maintenance Expenses

	Quarter ended March 31,
(dollars in millions)	2005	2004
Operating and maintenance expenses	$10.4	$5.8

Operating and maintenance expenses increased 79% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The inclusion of PanTel’s operating and maintenance expenses for the one month ended March 31, 2005 contributed an additional $2.7 million of operating and maintenance expenses compared to the quarter ended March 31, 2004.

In functional currency terms, operating and maintenance expenses of Hungarotel decreased approximately 11% for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The 11% decrease is due to the decreasing number of new connection fee charges amortized during the three months ended March 31, 2005 in relation to the number of connection fee charges that have been fully amortized. See discussion of amortization of connection fees above. In U.S. dollar terms, however, such decrease in costs in functional currency terms has been offset by the 11% appreciation of the Hungarian forint combined with a 112% increase in the Company’s U.S. dollar denominated operating expenses between the periods. This 112% increase is primarily due to a $1.7 million non-cash compensation charge related to variable option accounting of the Company’s stock option plans. Variable option accounting requires the Company to determine a value related to its outstanding stock options, on a periodic basis, by applying the difference between the Company’s stock price at a point in time and the option exercise prices for the options outstanding. The value determined is recorded in the income statement as either an increase or decrease to compensation expense depending on the number of stock options outstanding from one period to another as well as changes in the price of the Company’s stock.

Depreciation and Amortization

	Quarter ended March 31,
(dollars in millions)	2005	2004
Depreciation and amortization	$4.5	$3.0

Depreciation and amortization charges increased $1.5 million, or 50%. This increase is due primarily to the inclusion of $1.1 million of depreciation and amortization related to PanTel for the one month ended March 31, 2005.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Income from Operations

	Quarter ended March 31,
(dollars in millions)	2005	2004
Income from operations	$5.5	$6.7

Income from operations decreased by 18% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Contributing to such a decrease were higher operating and maintenance expenses and higher depreciation and amortization expenses partially offset by higher net telephone service revenues.

Foreign Exchange (Losses) Gains

	Quarter ended March 31,
(dollars in millions)	2005	2004
Foreign exchange (losses) gains	$(3.6)	$3.7

Foreign exchange losses for the three months ended March 31, 2005 resulted primarily from (i) the weakening of the Hungarian forint against the euro on Hungarotel’s average EUR 84 million denominated debt outstanding between February 21, 2005 (refinancing date) and March 31, 2005; (ii) the weakening of the Hungarian forint against the euro on PanTel’s average EUR 66 million denominated debt outstanding between February 28, 2005 and March 31, 2005; and (iii) the weakening of the Hungarian forint against the U.S. dollar on the Company’s U.S. dollar 25 million denominated debt outstanding during the period; partially offset by (iv) a realized foreign exchange gain of $0.5 million on the repayment of Hungarotel’s previous loan on February 21, 2005. At March 31, 2005, the Hungarian forint had weakened by approximately (i) 1% against the euro as compared to the February 21, 2005 level; (ii) 2% against the euro as compared to the February 28, 2005 level; and (iii) 6% against the U.S. dollar, as compared to December 31, 2004 levels. The foreign exchange gains for the quarter ended March 31, 2004 resulted primarily from the appreciation of the Hungarian forint against the euro on the Company’s average EUR 51.4 million denominated debt and against the Company’s U.S. dollar 25 million denominated debt outstanding during the period. At March 31, 2004, the Hungarian forint had appreciated in value by approximately 5% against the euro, and by approximately 2% against the U.S. dollar as compared to December 31, 2003 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Quarter ended March 31,
(dollars in millions)	2005	2004
Interest expense	$3.8	$2.4

Interest expense increased 58% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This 58% increase is the result of: (i) the inclusion of PanTel’s $0.4 million interest expense for the one month ended March 31, 2005; (ii) the write-off of $1.5 million of deferred financing costs related to Hungarotel’s previous syndicated loan

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

repaid on February 21, 1005; (iii) the 11% appreciation of the Hungarian forint against the U.S. dollar between the periods when translating Hungarotel’s Hungarian forint denominated interest expense into U.S. dollars; and (iv) higher average debt levels outstanding between the periods; partially offset by lower average interest rates paid on the Company’s borrowings during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. As a result of the lower interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations decreased from 6.68% for the three months ended March 31, 2004, to 5.28% for the three months ended March 31, 2005, a 21% decrease. See “Liquidity and Capital Resources” section below.

Interest Income

	Quarter ended March 31,
(dollars in millions)	2005	2004
Interest income	$0.2	$0.6

Interest income decreased 67% for the three months ended March 31, 2005 as compared to three months ended March 31, 2004, due to lower interest rates on Hungarian forint deposits between the periods.

Equity in Earnings of Affiliate

	Quarter ended March 31,
(dollars in millions)	2005	2004
Equity in earnings of affiliate	$0.9	$—

Equity in earnings of affiliate for the three months ended March 31, 2005 represents the 25% equity ownership of PanTel in January and February 2005, prior to the Company obtaining 100% of PanTel on February 28, 2005. See “PanTel Acquisition” section below.

Income Tax (Benefit) Expense

	Quarter ended March 31,
(dollars in millions)	2005	2004
Income tax (benefit) expense	$(0.1)	$1.0

The tax expense for the quarters ended March 31, 2005 and March 31, 2004 have been calculated based upon the estimated effective tax rate for each respective period.

Net Income

	Quarter ended March 31,
(dollars in millions)	2005	2004
Net (loss) income	$(0.7)	$7.6

As a result of the factors discussed above, the Company recorded a net loss attributable to common stockholders of $0.7 million, or $0.06 per share on a basic and diluted basis, for the three months ended March 31, 2005, as compared to net income attributable to common stockholders of $7.6 million, or $0.62 per share, or $0.59 per share on a diluted basis, for the three months ended March 31, 2004.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Liquidity and Capital Resources

Net cash provided by operating activities totalled $12.4 million during the three months ended March 31, 2005, compared to $7.9 million during the three months ended March 31, 2004. This $4.0 million increase is due to (i) the 11% appreciation of the Hungarian forint against the U.S. dollar between the two periods; and (ii) the inclusion of PanTel’s $4.5 million operating cash flow for March in the one month period ended March 31, 2005. For the three months ended March 31, 2005 and 2004, the Company used $9.5 million and $1.3 million, respectively, in investing activities. This $9.5 million used in investing activities is due to (i) $2.1 million to fund additions to the Company’s telecommunications networks, and (ii) $7.4 million for the acquisition of the PanTel business net of cash acquired and proceeds from the sale of an investment in affiliate. Financing activities generated net cash of $18.1 million during the three months ended March 31, 2005 compared to $3.5 million used by financing activities for the three months ended March 31, 2004. Cash flows from financing activities for the three months ended March 31, 2005 were the result of (i) the drawing down of $110 million under the new credit agreement, (ii) the $74.3 million repayment of the Company’s previous loans, (iii) the $5.4 million payment of financing related costs and (iv) an $11.9 million payment to a debt service account under the terms of the new credit agreement.

On February 9, 2005, the Company, and its subsidiaries as borrowers, entered into an EUR 170 million Credit Facility Agreement (the “Credit Agreement”) with a European banking syndicate. The Credit Agreement has three facilities. Facility A, in the amount of EUR 84 million, was drawn down by Hungarotel on February 21, 2005 for the purpose of refinancing and terminating Hungarotel’s existing debt as well as to partially finance the acquisition of PanTel. Facility B, in the amount of EUR 66 million, was drawn down by PanTel on February 28, 2005 for the purpose of refinancing and terminating its existing debt at that date. Facility C, in the amount of EUR 20 million provides funds for the repayment of the Company’s outstanding notes which mature on March 31, 2007.

Facility A and Facility B are repayable semi-annually on each June 30 and December 31 beginning on June 30, 2005 and ending on December 31, 2010, and during such period are to be escalating percentages of the amounts drawn down. Facility C is repayable in equal instalments on June 30, 2011 and December 31, 2011. The loan accrues interest at the rate of the Applicable Margin (described below) plus the EURIBOR rate for the applicable interest period. The EURIBOR rate is the percentage rate per annum determined by the Banking Federation of the European Union for the applicable interest period. The Applicable Margin for an interest period on Facility A and Facility B loans is based on the Company’s ratio of Total Net Borrowings to EBITDA, as defined in the Credit Agreement. The Applicable Margin on Facilities A and B loans may be adjusted downward incrementally to a minimum of 1.0% subject to the financial performance of the Company as measured by the ratio of the Company’s senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The maximum Applicable Margin is 2.75% per annum. The initial Applicable Margin on Facility A and Facility B loans is 2.5% per annum. The Applicable Margin for the Facility C loan is fixed at 2.75% per annum. The applicable interest period for the Credit Agreement can be one, three or six months. Interest is payable at the end of each interest period. As a part of the terms of the Credit Agreement, the Company was required to hedge at least 50% of its interest rate risk. The Company has entered into an interest rate swap agreement, as of March 31, 2005, to swap 100% of the variable interest rate component of the Credit Agreement into a fixed rate of interest from July 1, 2005 until December 31, 2010.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The Company paid an arrangement fee in the amount of EUR 3,995,000 (approximately $5,281,000 at historical exchange rates), which is included in other assets along with other direct costs incurred in obtaining the Credit Agreement, and is being amortized over the term of the related debt. The Company must pay an annual agency fee in the amount of EUR 50,000. The Company must also pay an annual commitment fee in the amount of 0.65% on the undrawn amount of Facility C until it is drawn down or cancelled.

The facilities are secured against all of the Company’s intangible and tangible assets, including HTCC’s ownership interests in its subsidiaries. The Company is subject to covenants, including limitations on paying dividends, borrowing funds, and merging and disposing of its assets.

The Company may prepay the loans under the Credit Agreement prior to their scheduled maturity dates. The Company has certain obligations to make a prepayment on the Credit Agreement under certain conditions including the issuance by the Company of additional debt or equity capital in certain circumstances. The Company is also required to make a prepayment on the Credit Agreement if it has any “Excess Cash Flow” until such time as its Total Net Borrowings to EBITDA ratio is less than 1.5:1.

The Company is also required to repay the entire amount borrowed under the Credit Agreement if TDC A/S (“TDC”), without the consent of the banks holding two-thirds of the Credit Agreement loans, either (i) disposes of any of its shares of the Company or (ii) no longer has the right to appoint the Chairman of the Company’s Board of Directors, Chief Executive Officer or Chief Financial Officer (the “Appointment Rights”). However, such mandatory prepayment provision shall not apply if (a) the Company’s Total Net Borrowings to EBITDA ratio is less than 2:1 at the end of each of the two fiscal quarters prior to such event, (b) TDC sells all of its shares of the Company to an internationally recognized telecommunications operator with a certain credit rating, or (c) TDC transfers the Appointment Rights to an internationally recognized telecommunications operator with a certain credit rating which telecommunications operator also buys all of TDC’s shares of the Company. On April 12, 2005, TDC increased its ownership interest in the Company through the purchase of Ashmore’s entire equity interest in the Company and now owns approximately 63% of the outstanding common stock of the Company.

The Company’s major contractual cash obligations as disclosed in its December 31, 2004 Form 10-K filing have materially changed as of March 31, 2005 due to the purchase of the PanTel business on February 28, 2005. The Company’s major contractual cash obligations as of March 31, 2005 (at March 31, 2005 exchange rates) are as follows:

Cash Payments Due by Period

(in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt	$219,307	22,618	77,541	73,527	45,621
Operating Leases	15,142	4,329	7,503	2,912	399
Construction Commitments	3,140	3,003	138	—	—

Total	$237,590	29,949	85,182	76,439	46,020

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The acquisition of PanTel on February 28, 2005 resulted in additional cash obligations within the normal course of operations. The Company’s ability to generate sufficient cash flow from operations to meet its contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under the Company’s Credit Agreement, the ratio of the Company’s total net borrowings to EBITDA is a measurement of financial performance and becomes the basis for determining the Applicable Margin of the Credit Agreement. The Company must also maintain a minimum ratio of debt service cover. The ratios are calculated based on the Company’s U.S. dollar consolidated financial statements translated into euros. This exposes the Company to the possible risk of not meeting its debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of its Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While management seeks to manage the business to be in compliance with the Credit Agreement and related covenants, the Company operates in a regulated environment which is subject to many factors outside of management’s control (i.e. the government’s political, social and public policy agenda).

Inflation and Foreign Currency

In 2001 the Hungarian National Bank lifted all remaining foreign exchange restrictions concerning the Hungarian forint, thus making the Hungarian forint fully and freely convertible. This lifting of all remaining foreign exchange restrictions since that time has caused much interest by foreign investors in Hungarian State bonds and as a result introduced volatility into Hungarian forint exchange rates. During 2004, high Hungarian forint interest rates attracted foreign investors into the market and, as a result, the Hungarian forint appreciated against the euro, as well as the U.S. dollar. As a result of this strengthening, the Company recorded an exchange gain of $3.7 million for the quarter ended March 31, 2004. During the first quarter of 2005, the Hungarian forint weakened against the euro and the U.S. dollar due to a decrease in Hungarian interest rates and, more generally, an increase in U.S. interest rates that resulted in investors divesting from emerging markets and investing in U.S. government securities, resulting in a foreign exchange loss of $3.6 million for the three months ended March 31, 2005. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

The Company’s generates substantially all of its revenues in Hungarian forints and incurs operating and other expenses, including capital expenditures, predominantly in Hungarian forints but also in U.S. dollars and euros. In addition, certain items in the balance sheet accounts are denominated in currencies other than the functional currencies of the operating subsidiaries.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Accordingly, when such accounts are translated into the functional currency, the Company is subject to foreign exchange gains and losses which are reflected as a component of net income. When the subsidiaries financial statements are translated into U.S. dollars for financial reporting purposes, the Company is subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

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

Pantel Acquisition

On February 28, 2005, the Company purchased KPN NV’s 75.1% interest in the PanTel business for EUR 17 million (approximately $22.5 million at historical rates). This purchase by the Company resulted in the Company acquiring a 100% interest in PanTel. The Company funded the purchase price and refinanced PanTel’s existing credit facility from the Credit Agreement. PanTel is Hungary’s leading alternative telecommunications provider with a fiber optic backbone telecommunications network covering all of Hungary. PanTel principally provides voice, data and Internet services to businesses, other telecommunications service providers, and Internet Service Providers throughout Hungary in competition with Magyar Tavkozlesi Rt. and others.

HTCC acquired PanTel in order to expand its business in Hungary and the surrounding countries. PanTel’s network crosses Hungary’s borders and extends into other countries of the Central and Eastern European region including Austria, Bulgaria, Croatia, Romania, Slovakia, Slovenia, Serbia and Montenegro, and Ukraine.

The purchase price for the PanTel business was arrived at by arms length negotiations between the Company and the sellers. The total purchase price of $120.1 million included: (i) the payment of cash of EUR 26.9 million ($35.4 million at historical exchange rates), (ii) 250,000 shares at a fair value of $2.7 million, (iii) estimated transaction costs of $1.5 million and (iv) debt assumed of EUR 66.0 million ($80.5 million at historical exchange rates). Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. An estimate of $29.1 million has been calculated as negative goodwill that represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. Negative goodwill is due to the decision of the majority shareholder of the PanTel business to divest its investments in Central and Eastern Europe. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” negative goodwill has been proportionally allocated to reduce long-lived assets.

The closing of the transaction occurred on February 28, 2005 and the results of the PanTel business for the 31 days ended March 31, 2005 (and the Balance Sheet as at March 31, 2005) have been consolidated into the financial statements of the Company.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Change in Control

On March 30, 2005, TDC reached an agreement to purchase Ashmore’s entire equity holdings in the Company. Following the closing of this transaction on April 12, 2005, TDC now owns 63% of the Company’s outstanding Common Stock and 66% of the Company’s outstanding Common Stock on a fully diluted basis.

Following the closing of the transaction, the Stockholders Agreement between TDC and Ashmore was terminated.

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

The following important factors, along with those factors discussed elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other reports filed with the Securities and Exchange Commission, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	Changes in the growth rate of the overall Hungarian, European Union and Central and Eastern European economies such that inflation, interest rates, currency exchange rates, business investment and consumer spending are impacted;

•	Materially adverse changes in economic conditions in Hungary and Central Europe;

•	Material changes in available technology;

•	The effect of Hungarian regulatory and legislative initiatives and proceedings including those relating to the terms of interconnection, access charges, universal service, unbundled networks, resale rates and the continued liberalization of the Hungarian telecommunications marketplace;

•	Changes in European Union laws and regulations, which may require Hungary and other countries to revise their telecommunications laws;

•	The overall effect of competition in the markets for the services that the Company currently provides and competition in the markets for services that the Company may enter into;

•	The entry into the Company’s markets by new competitors;

•	The final outcome of certain legal proceedings affecting the Company;

•	The Company’s accounting policies which are subject to regulatory review;

•	The timing and profitability of the Company’s entry into new markets;

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

•	Employee retention;

•	The Company’s ability to successfully integrate PanTel and other businesses or companies that the Company may acquire into the Company’s operations;

•	Changes in interest rates;

•	Changes in the currency exchange markets particularly in the Hungarian forint-euro exchange rate, the Hungarian forint-U.S. dollar exchange rate and the euro-U.S. dollar exchange rate which affect the Company’s financial statements and its ability to repay debt;

•	Political changes in Hungary;

•	The Company’s relationships with its controlling stockholder; and

•	The Company’s dependence on cash flow from its subsidiaries and certain restrictions on the payment of dividends by its subsidiaries.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Currency Exchange Rate Risks

The Company is exposed to various types of risk in the normal course of its business, including the risk from foreign currency exchange rate fluctuations. Company operations, including approximately 98% of net revenues and approximately 73% of operating expenses are Hungarian forint based. Therefore, the Company is subject to exchange rate risk with respect to its non-Hungarian forint denominated expenses due to the variability between the Hungarian forint and the U.S. dollar and euro. The Company is also exposed to exchange rate risk since the Company has debt obligations in euros and U.S. dollars. If the Hungarian forint weakens in the currency exchange markets versus the U.S. dollar or euro, the Company would have to generate more revenue in Hungarian forints to settle such debt obligations. The Hungarian forint/euro exchange rate went from 245.93 as of December 31, 2004 to 247.18 as of March 31, 2005, an approximate 1% depreciation in value. At the same time, the Hungarian forint/U.S. dollar exchange rate changed from 180.29 as of December 31, 2004 to 190.81 as of March 31, 2005, an approximate 6% depreciation in value.

The debt obligations of the Company are euro and U.S. dollar denominated. The Company’s policy is to consider utilizing foreign exchange rate hedging instruments or purchases of euro and U.S. dollar in advance in order to reduce its exposure to exchange rate risks associated with cash payments in euros and dollars under the Company’s debt obligations. The Company did not have any open foreign currency forwards at December 31, 2004. Company policy requires that counterparties to any hedging instrument be substantial and creditworthy multinational commercial banks, which are recognized market makers. Due to its limited exposure with respect to non-Hungarian forint denominated expenses, the Company has not entered into any agreements to manage its foreign currency risks related to such expenses but the Company continues to monitor the exchange rate risk related to such expenses.

Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, exchange rate fluctuations in operational currencies can have a significant impact on the financial statements in connection with foreign exchange gains/losses and the resulting debt balances.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

For example, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by $9.7 million assuming that the U.S. dollar/forint rate did not change. A 5% change in the Hungarian forint/U.S. dollar rate along with a 5% change in Hungarian forint/euro rates would result in a $9.3 million to $10.2 million increase in the debt balance or a decrease of $9.3 million to $10.2 million.

If a 5% change in Hungarian forint/U.S. dollar exchange rates were to occur, there would be a $1.3 million foreign exchange gain or loss recorded on the U.S. dollar denominated debt.

Interest Rate Risks

The Company is also exposed to interest rate risks because its outstanding debt obligations accrue interest at variable rates tied to market interest rates. The interest rates on the euro and U.S. dollar denominated obligations are based on EURIBOR and USD LIBOR, respectively. If a 1% change in EURIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $1.9 million based upon the Company’s euro denominated debt level at March 31, 2005. If a 1% change in USD LIBOR interest rates were to occur, the Company s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s March 31, 2005 U.S. dollar denominated debt level. The Company evaluates market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of interest rates for the future.

As of March 31, 2005, the Company has entered into an interest rate swap (i.e. cash-flow hedge) agreement whereby it has exchanged 100% of the variable interest rate on its euro denominated debt for a fixed rate. The swap agreement is valid until December 31, 2010.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. Based on this evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

(a)	None.

(b)	In 1999 the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. At the end of the first quarter 2005, the preferred shares were held by TDC A/S and Ashmore Investment Management. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of March 31, 2005, the total arrearage on the Preferred Shares was $572,000.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation or succession

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

4.1	Certificate of Incorporation of and By-Laws of the Registrant (see exhibits 3(i) and 3(ii))

Part II. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.1	Employment Agreement between the Registrant and William T. McGann, as amended.

10.2	Employment Agreement between the Registrant and Peter T. Noone, as amended.

11	Statement re computation of per Share Earnings (not required)

15	Letter re unaudited interim financial information (not required)

18	Letter re change in accounting principles (none)

19	Report furnished to security holders (none)

22	Published report regarding matters submitted to vote of security holders (none)

24	Power of Attorney (none)

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part II. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

May 13, 2005	By:	/s/ Ole Bertram
Ole Bertram
President and Chief Executive Officer

May 13, 2005	By:	/s/ William McGann
William McGann
Principal Accounting Officer,
Principal Financial Officer, Controller and Treasurer

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits*

Exhibit No.	Description
10.1	Employment Agreement between the Registrant and William T. McGann, as amended

10.2	Employment Agreement between the Registrant and Peter T. Noone, as amended

31.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Ole Bertram, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	The other exhibits listed in the List of Exhibits in the Report on Form 10-Q have been incorporated by reference into such Report.