Form 10-Q
period 2005-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2005-08-12
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest possible date:

Common Stock, $.001 par value	12,727,938 Shares
(Class)	(Outstanding at August 12, 2005)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.	Financial Statements

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,694	8,376
Restricted cash	10,868	555
Accounts receivable, net	32,333	6,013
Current deferred tax asset	3,331	158
Other current assets	9,167	5,968

Total current assets	75,393	21,070
Property, plant and equipment, net	166,105	129,401
Goodwill	8,908	10,336
Other intangibles, less accumulated amortization	48,182	4,761
Deferred costs	1,634	2,321
Deferred tax asset	3,443	4,725
Investment in affiliate	—	15,967
Other assets	6,227	3,704

Total assets	$309,892	192,285

Liabilities and Stockholders’ Equity
Current liabilities:
Current instalments of long-term debt	$21,745	27,685
Accounts payable	12,162	806
Accruals	19,454	4,085
Interest rate swaps	1,048	—
Other current liabilities	5,584	2,453
Due to related parties	598	546

Total current liabilities	60,591	35,575
Long-term debt, excluding current instalments	171,623	71,715
Interest rate swaps	2,739	—
Deferred credits and other liabilities	2,599	3,475

Total liabilities	237,552	110,765

Commitments and Contingencies	—	—
Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2005 and 2004	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,727,938 shares in 2005 and 12,683,647 in 2004	14	14
Additional paid-in capital	156,857	155,438
Accumulated deficit	(103,293)	(103,411)
Accumulated other comprehensive income	18,762	29,479

Total stockholders’ equity	72,340	81,520

Total liabilities and stockholders’ equity	$309,892	192,285

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income

For the Three and Six Month Periods Ended June 30, 2005 and 2004

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Telephone service revenues, net	$30,725	$14,690	$51,100	$30,151
Operating expenses:
Selling, general and administrative	15,767	5,623	26,211	11,393
Depreciation and amortization	6,499	3,003	10,952	5,970

Total operating expenses	22,266	8,626	37,163	17,363

Income from operations	8,459	6,064	13,937	12,788
Other income (expenses):
Foreign exchange (losses) gains, net	(893)	(1,724)	(4,499)	1,974
Interest expense	(3,270)	(2,302)	(7,109)	(4,751)
Interest income	192	664	353	1,250
Fair value changes on interest rate swaps	(3,787)	—	(3,787)	—
Equity in earnings of affiliate	—	—	934	—
Other, net	334	66	370	135

Net income before income taxes	1,035	2,768	199	11,396
Income tax expense	(154)	(310)	(29)	(1,276)

Net income	$881	$2,458	$170	$10,120
Cumulative convertible preferred stock dividends	(26)	(26)	(52)	(52)

Net income attributable to common stockholders	855	2,432	118	10,068
Comprehensive loss adjustments	(6,036)	(1,211)	(10,717)	(168)

Total comprehensive (loss) income	$(5,181)	$1,221	$(10,599)	$9,900

Earnings per common share:
Basic	$0.07	$0.20	$0.01	$0.82

Diluted	$0.06	$0.19	$0.01	$0.79

Weighted average number of common shares outstanding:
Basic	12,726,356	12,348,794	12,724,078	12,323,814

Diluted	14,597,898	12,882,306	14,403,485	12,872,001

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2004	12,683,647	$14	—	155,438	(103,411)	29,479	$81,520
Net settlement of stock option exercise	38,291	—	—	(338)	—	—	(338)
Common stock granted to Directors	6,000	—	—	103	—	—	103
Stock based compensation	—	—	—	1,654	—	—	1,654
Cumulative convertible preferred stock dividends	—	—	—	—	(52)	—	(52)
Net income	—	—	—	—	170	—	170
Foreign currency translation adjustment	—	—	—	—	—	(10,717)	(10,717)

Balances at June 30, 2005	12,727,938	$14	—	156,857	(103,293)	18,762	$72,340

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

For the Six Month Periods Ended June 30, 2005 and 2004

(In thousands)

(unaudited)

	2005	2004
Net cash provided by operating activities	$21,308	14,762

Cash flows from investing activities:
Construction of telecommunication networks	(7,271)	(3,216)
Acquisition of subsidiaries, net of cash acquired	(7,125)	—
Grant funding received for capital expenditures	—	214
Proceeds from sale of assets	257	29

Net cash used in investing activities	(14,139)	(2,973)

Cash flows from financing activities:
Repayments of long-term debt	(85,347)	(14,381)
Proceeds from new long-term debt borrowings	109,720	—
Deferred financing costs paid under long-term debt agreement	(5,861)	—
Proceeds from exercise of options	—	689
Dividends paid		(52)
Funding of debt service account	(11,796)	—

Net cash provided by/(used in) financing activities	6,716	(13,744)

Effect of foreign exchange rate changes on cash	(2,567)	(187)

Net increase in cash and cash equivalents	11,318	(2,142)
Cash and cash equivalents at beginning of period	8,376	21,191

Cash and cash equivalents at end of period	$19,694	19,049

Summary of non-cash transactions:

•	On February 28, 2005, the Company assumed debt of EUR 66M ($80.5 million at historical exchange rates) on acquisition of subsidiaries.

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Hungarian Telephone and Cable Corp. (“HTCC”) with its directly owned consolidated subsidiaries, Hungarotel Tavkozlesi Rt. (“Hungarotel”), PanTel Tavkozlesi es Kommunikacios Kft. (“PanTel”) and PanTel Technocom Kft. (“PanTel Technocom”) (together the “Company”) include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair statement of the results of the interim periods. PanTel owns and consolidates several minor non-Hungarian subsidiaries within the Central and Eastern European region. Results for interim periods are not necessarily indicative of the results for a full year. All material intercompany balances and transactions have been eliminated.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following is a reconciliation from basic (loss) earnings per share to diluted (loss) earnings per share for the three and six month periods ended June 30, 2005 and 2004:

	3 months ended		6 months ended
	2005	2004	2005	2004
($ in thousands, except share data)
Net income attributable to common stockholders (A)	$855	$2,432	$118	$10,068
plus: preferred stock dividends	26	26	52	52

Net income (B)	$881	$2,458	$170	$10,120

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,726,356	12,348,794	12,724,078	12,323,814
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	1,871,542	533,512	1,679,407	548,187

Weighted average common shares outstanding – diluted (D)	14,597,898	12,882,306	14,403,485	12,872,001

Net income per common share:
Basic (A/C)	$0.07	$0.20	$0.01	$0.82
Diluted (B/D)	$0.06	$0.19	$0.01	$0.79

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

For the three and six month periods ended June 30, 2004, 2,550,000 and 2,530,000 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants had an exercise price in excess of the average market value of the Company’s common stock during the periods.

(c)	Foreign Currency Translation

The Company uses the Hungarian forint (“HUF”) as the functional currency for its Hungarian subsidiaries. The Hungarian subsidiaries’ assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating HUF assets and liabilities into U.S. dollars are accumulated as part of other comprehensive income in stockholders’ equity.

The Company uses the local currency of PanTel’s non-Hungarian subsidiaries to be the functional currency of those subsidiaries. Accordingly, foreign currency assets and liabilities of the non-Hungarian subsidiaries are translated into HUF using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating the local currency assets and liabilities of the non-Hungarian subsidiaries into HUF are accumulated as part of foreign exchange gains/(losses) in the consolidated statement of operations.

Foreign exchange fluctuations related to intercompany balances are included in equity if such balances are intended to be long-term in nature. At the time the Company settles such balances, the resulting gain or loss is reflected in the consolidated statement of operations. Gains and losses from foreign currency transactions and the marking to market of assets or liabilities not denominated in Hungarian forints are included in operations in the period in which they occur. The translation of the subsidiaries’ forint denominated financial statements into U.S. dollars, as of June 30, 2005, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 180.29 as of December 31, 2004 to 204.79 as of June 30, 2005, an approximate 12% decrease in value.

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net Income As reported	855	2,432	118	10,068
Plus: stock-based compensation (income) expense included in reported earnings	(56)	—	1,695	14
Less: stock-based compensation expense determined under fair-value method	(605)	(37)	(1,270)	(120)

Net Income Pro forma	194	2,395	543	9,962

Earnings per share - Basic:
As reported	0.07	0.20	0.01	0.62
Pro forma	0.02	0.19	0.04	0.81
Earnings per share - Diluted:
As reported	0.06	0.19	0.01	0.79
Pro forma	0.01	0.19	0.04	0.77

Effective October 1, 2004, the Company accounts for all of its outstanding options under the variable method of accounting. The variable method of accounting requires the Company to accrue an expense or benefit as the market price of the Company’s common stock changes. For the three months ended June 30, 2005, the Company recognized $0.1 million of compensation benefit related to the variable method of accounting. For the six months ended June 30, 2005, the Company recognized $1.7 million of compensation expense related to the variable method of accounting.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the six months ended June 30
	2005	2004
Risk free rate	4.47%	4.29%
Expected option life (years)	10	10
Volatility	43.0%	53.4%

(e)	Derivative Instruments

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

For derivatives that are not designated as hedges, changes in fair value are recorded immediately in earnings.

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

(2)	Cash and Cash Equivalents and Restricted Cash

At June 30, 2005, cash of $13,926,000 comprised the following: $199,000 on deposit in the United States, the equivalent of $258,000 on deposit in Austria, Bulgaria, Romania, Slovakia and Slovenia, and $13,469,000 on deposit with banks in Hungary consisting of $599,000 denominated in U.S. dollars, the equivalent of $1,410,000

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

denominated in euro and the equivalent of $11,460,000 denominated in Hungarian forints.

Cash equivalents amounted to approximately $5,768,000 at June 30, 2005 and consisted of Hungarian government securities, denominated in Hungarian forints, purchased under agreements to resell upon maturity within three months.

Restricted cash of $10,868,000 at June 30, 2005, was comprised of a euro 9 million deposit in a debt service reserve account, which is required under the terms of the Company’s Credit Agreement.

(3)	Related Parties

The amount due to related parties totalling $598,000 at June 30, 2005, represents cumulative preferred stock dividends in arrears and was due to TDC A/S (“TDC”), which held 63% of the Company’s outstanding common stock and 100% of the Company’s preferred shares as of June 30, 2005.

Torben V. Holm has served as the Company’s President and Chief Executive Officer since May 19, 2005. Alex Wurtz has served as the head of the Company’s Corporate Business Development since June 9, 2005. Messrs. Holm and Wurtz are employees of TDC. TDC owns 63% of the Company’s common stock. The Company and TDC have not reached an agreement regarding Mr. Holm’s services as President and Chief Executive Officer for the Company or Mr. Wurtz’s services as head of Corporate Business Development.

(4)	Fair Value of Derivative Instruments

Under the terms of its credit agreement, the Company is required to enter into interest-rate hedges to manage its interest rate exposure on its debt. The Company does not enter into derivative instruments for any purpose other than hedging related to its debt obligations and Company policy prohibits holding or issuing derivative instruments for trading purposes.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to the credit risk of the counterparty. Credit risk is the failure of the counterparty to perform its obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates a credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not have any credit risk. Company policy requires that counterparties to the Company’s hedging activities be substantial and creditworthy

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

commercial banks. The risk of counterparty non-performance associated with the hedge contract is not considered by the Company to be material.

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

The Company’s interest rate swaps were recorded at fair value on June 30, 2005 and resulted in a $3.8 million interest rate swap liability.

The estimated fair values of the Company’s interest rate swaps are based on quoted market prices provided by the counterparty to the interest rate swaps and represent the estimated amounts that the Company would pay or receive to terminate the contracts.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(6)	Segment Disclosures

The Company operates in a single segment, telecommunications. The acquisition of PanTel on February 28, 2005, means that the Company can now offer telecommunications services to a wider range of customers. The Company has three service categories, telephone services, network services and other service and product revenues. The Company’s chief operating decision maker monitors the revenue streams of the various service categories and operations are managed and financial performance is evaluated based on the delivery of services to customers over an integrated network.

Products and Services

The Company groups its products and services into the following categories:

Telephone Services – local dial tone and switched products and services that provide incoming and outgoing calls both domestically and internationally for residential and business customers. Wholesale voice revenues are earned through carrying other operators’ traffic on the Company’s network. This category includes reciprocal compensation revenues and expenses (i.e. interconnect).

Network Services – point-to-point dedicated services that provide a private transmission channel for the Company’s customers’ exclusive use between two or more locations, both in local and long distance applications. Point to point dedicated services include data transmission, virtual private network (VPN), hosting and managed leased lines.

Other Service and Product Revenues – PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues. Revenues from Internet services such as ADSL Internet access and dial-up are included here.

The revenues generated by these products and services for the periods ended June 30 were as follows:

	3 months ended		6 months ended
	2005	2004	2005	2004
($ in thousands)
Telephone services	$16,210	$12,646	$29,891	$26,132
Network services	11,907	1,627	17,417	3,186
Other service and product revenues	2,608	417	3,792	833

	$30,725	$14,690	$51,100	$30,151

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

Major Customers

For the periods ended June 30, 2005 and 2004, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

(7)	Goodwill, Intangible and Other Long-Lived Assets

Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment. The Company completed its annual impairment test as of January 1, 2005. Based upon the results, the Company concluded that there is no impairment to the carrying value of goodwill reported in its financial statements.

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Concession rights are amortized over the twenty-five year concession period using the straight-line method. The rights of way that the Company has to operate its country-wide telecommunications network along the Hungarian National Railway (“MAV”) are amortized over the 50 year contract period, of which 44 years are remaining. Rights of use refer to the rights to use the existing networks owned by third parties. Rights of use are amortized as follows:

Years 1-9	7.7% per annum
Years 10-14	3.07% per annum
Years 15-44	0.51% per annum

(8)	Commitments and Contingencies

Annual Concession Fees

Under the historical regulatory structure in which Hungarotel received its operating licenses it paid a one-time concession fee and was required to pay annual concession fees based on net telephone service revenues that varied between 0.1% and 2.3% depending on the concession area. In 2001, the Hungarian government made changes to the Communications Act, whereby the concession system was replaced with a notification system. Under the notification system, other telecommunications providers can enter the Company’s markets by paying a nominal fee. The Company believes that this change violated the terms upon which it received its concessions which would have required competitors entering the Company’s markets to pay fees similar to the Company. Therefore, the Company has accrued but withheld the payment of concession fees for 2001 in the amount of HUF 157 million (approximately $0.8 million at June 30, 2005 exchange rates) and believes that it does not owe any more concession fees for 2002 and future periods. The Company is currently in discussions with the Ministry regarding the mutual termination or amendment of its concession agreements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The Company is involved in various other legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and the issue described above will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

(9)	PanTel Acquisition and Final Purchase Allocation

On June 30, 2005 the Company completed its final purchase allocation of the PanTel business that was acquired on February 28, 2005. The Company engaged a professional valuation firm to determine the estimated fair values of assets acquired and liabilities assumed as of February 28, 2005. In accordance with SFAS No. 141 “Business Combinations”, the Company is required to allocate the cost of an acquired business based on the estimated fair values of assets acquired and liabilities assumed.

The purchase price for the PanTel business was arrived at by arms length negotiations between the Company and the sellers. The total purchase price of $120.1 million included: (i) the payment of cash of EUR 26.9 million ($35.4 million at historical exchange rates), (ii) 250,000 shares at a fair value of $2.7 million, (iii) transaction costs of $1.5 million and (iv) debt assumed of EUR 66.0 million ($80.5 million at historical exchange rates). Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. $30.2 million has been calculated as negative goodwill that represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. Negative goodwill is due to the decision of the majority shareholder of the PanTel business to divest its investments in Central and Eastern Europe. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” negative goodwill has been proportionally allocated to reduce long-lived assets.

The closing of the transaction occurred on February 28, 2005 and the results of the PanTel business for the four months ended June 30, 2005 (and the Balance Sheet as at June 30, 2005) have been consolidated into the financial statements of the Company.

The following represents the final allocation of the purchase price paid for the PanTel business based on the book values of the acquired assets and assumed liabilities as of February 28, 2005:

in thousands (USD)	February 28, 2005
Current assets	48,232
Fixed assets, net	62,425
Intangible assets	49,488
Other non-current assets	1,940

Total assets acquired	162,085

Current liabilities	41,658
Long-term debt	80,514
Other non-current liabilities	346

Total liabilities assumed	122,518

Net assets acquired	39,567

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following table presents unaudited summarized combined results of operations of the Company and PanTel, on a pro forma basis, as though the companies had been combined as of January 1, 2004:

(000’s USD), except share data	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Revenues, net	$30,725	$27,075	$62,096	$57,030
Income from operations	8,459	9,148	17,131	15,747
Foreign exchange (losses) gains, net	(893)	(2,565)	(3,239)	5,055
Interest expense	3,270	3,846	7,609	6,491
Net income	855	4,020	3,582	14,657
Net income per share	$0.07	$0.33	$0.28	$1.19

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

Introduction

Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant” and, together with its consolidated subsidiaries, the “Company”) principally provides telecommunications services in Hungary through its three Hungarian operating subsidiaries (Hungarotel Tavkozlesi Rt. “Hungarotel” and PanTel Tavkozlesi es Kommunikacios Kft. and PanTel Technocom Kft., which are hereinafter referred to as “PanTel”). Hungarotel principally provides fixed line voice, data and Internet services to residential and business customers within 3 defined regions of Hungary through the local networks that Hungarotel has built in those regions. Hungarotel recently began offering its services to other areas in Hungary outside of its local networks. PanTel has built a nationwide fiber optical network in Hungary to compete with the former national monopoly in the provision of voice, data and Internet services primarily to businesses throughout Hungary. PanTel uses its network capacity to transport voice, data, and Internet services on a wholesale basis for other telecommunications and Internet service providers in Hungary. PanTel’s network also extends into other countries in the Central and Eastern European region. PanTel has interconnection arrangements in place with several major international telecommunications service operators which provide for interconnection at international telecommunications hubs in Amsterdam, Frankfurt and Vienna.

Hungarotel provides fixed-line services to approximately 187,000 customers as at June 30, 2005. With the completion of the PanTel acquisition on February 28, 2005, the Company has added an additional 31,000 access lines that are serviced through PanTel’s country-wide fiber optical backbone network.

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

Comparison of Three Months Ended June 30, 2005 and Three Months Ended June 30, 2004

The functional currency of the Company’s Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2005 was 198.23, as compared to an average Hungarian forint/U.S. dollar exchange rate for

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

the three months ended June 30, 2004 of 209.30. When comparing the three months ended June 30, 2005 to the three months ended June 30, 2004, it should be noted that all U.S. dollar reported amounts have been affected by this 5% appreciation in the Hungarian subsidiaries’ functional currency. In addition, when comparing the three month periods, it should also be noted that the 2005 quarterly results have been affected by the inclusion of PanTel for the period.

Net Revenues

	Quarter ended June 30,		% change
(dollars in millions)	2005	2004
Measured service revenues	12.3	7.7	60
Subscription revenues	6.3	6.0	5
Interconnect charges:
Incoming	0.5	0.6	(17)
Outgoing (including access cost)	(4.3)	(2.0)	(115)

Net	(3.8)	(1.4)	(171)

Net measured service and subscription revenues	14.8	12.3	20
Connection fees	0.2	0.5	(60)
Wholesale revenues, net	1.1	0	n/a
Other operating revenues, net :
Provision of direct lines	9.3	1.1	745
ADSL access, VPN services	2.2	0.1	2,100
Internet services	1.9	0.1	1,800
Other	1.2	0.6	100

Other operating revenues, net total	14.6	1.9	668

Telephone Service Revenues, Net	30.7	14.7	109

The Company recorded a 109% increase in net telephone service revenues for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Measured Service Revenues

Measured service revenues increased in functional currency terms by approximately 51% between the periods. A decrease in Hungarotel’s revenues by approximately $1.6 million has been offset by the addition of PanTel’s revenues, for the three months ended June 30, 2005, which were approximately $5.8 million.

Hungarotel’s measured service revenues in functional currency terms decreased by 20% as a result of:

•	A 3.5% decrease in average access lines in service from approximately 192,700 for the quarter ended June 30, 2004, to approximately 187,000 during the quarter ended June 30, 2005. Approximately 3.1% of the 3.5% decrease occurred in the residential customer group as a result of further mobile penetration and economic conditions that resulted in some customers not being able to afford telephony services in general or choosing to continue with their mobile service provider and drop their fixed line service when deciding to reduce their monthly communication expenses. The remaining 0.4% of the 3.5% decrease is attributed to business customers due primarily to increased competition from both fixed line operators and mobile providers.

•	An overall decrease in call minutes by 16.3%. This is partially correlated to the decrease in the number of lines serviced over the same period in the prior year. However, the principal cause of the decrease in call minutes is that calls from the Company’s customers to mobile subscribers decreased by 20.6% over the prior year. The decrease is attributed to increased competition from mobile providers who offer mobile to mobile calls at rates that are significantly lower than fixed line to mobile rates due to adverse regulatory conditions with respect to the interconnect prices permitted to be charged by mobile operators to fixed line operators, which interconnect charges are higher than the interconnect charges mobile carriers charge each other.

•	As of June 2004, the Company began offering discounts on its listed call tariffs to some of its significant business customers.

The Company is focusing on retaining its historic fixed line business customer base by offering discounts to its listed call tariffs in exchange for fixed term contracts. The Company is also promoting higher margin products such as ADSL connections to customers. Penetration for higher cost products like ADSL connections is expected to be limited due to the economic conditions in the Company’s historical operating areas. On April 1, 2005, Hungarotel entered competitors’ markets outside of its historic fixed wireline operating areas and the Company believes that it can challenge the incumbents on service and price. The same call tariffs were in use at Hungarotel during the quarters ended June 30, 2005 and June 30, 2004 apart from the business customer discounts described above.

PanTel

The inclusion of PanTel in the Company’s consolidated results for the three months ended June 30, 2005 contributed $5.8 million in measured service revenues. PanTel’s measured service revenues come primarily from business customers and this revenue is expected to continue to grow by attracting additional customers with better service and pricing than its competitors.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Subscription Revenues

Subscription revenues increased in functional currency terms by approximately 1% as a result of (i) $0.5 million in subscription fees from PanTel for the three months ended June 30, 2005; offset by (ii) customer transfers from higher monthly fee subscriptions to lower monthly fee subscriptions within Hungarotel; (iii) no Universal Service revenues recorded for the quarter ended June 30, 2005 compared to $0.2 million for the quarter ended June 30, 2004; and (iv) a 3.5% decrease in average access lines in service for Hungarotel between the two periods.

No Universal Service revenues were accrued for the three months ended June 30, 2005. Previously, the Hungarian government set up a Universal Services fund to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds received by the Company from the Universal Services Fund were based upon the number of customers, which meet certain requirements defined in government regulations. The Company believes its prior contract, which expired June 30, 2004, continues to apply to the revenues that have been accrued up to June 30, 2004. The Company has entered into a new Universal Service Provider agreement with the Ministry with effect from July 1, 2004. Under this new agreement, as a result of the strict conditions stipulated to receive funds for being a Universal Services Provider, the Company does not expect to receive any money in the future for being a Universal Services Provider.

Interconnect Charges

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $3.8 million and $1.4 million during the three month periods ended June 30, 2005 and 2004, respectively. The Company is paid a per minute interconnection fee for completing long distance wireline and mobile calls over the Company’s network to the Company’s customers (incoming). The Company pays interconnection fees to other national wireline and mobile operators to terminate calls from the Company’s customers (outgoing). As a percentage of measured service and subscription revenues, net interconnect charges have increased from 10% for the three months ended June 30, 2004 to 20% for the three months ended June 30, 2005. This increase is primarily due to the inclusion of PanTel’s interconnection fees for the three months ended June 30, 2005 and the fact that PanTel has lower margins on call revenues than Hungarotel has. New interconnect prices were made effective from June 15, 2004 and, as a result, fixed line operators’ interconnect prices were reduced significantly, 38% in Hungarotel’s case, whereas the mobile operators’ interconnect prices were not changed. The majority of Hungarotel’s interconnect expenses relate to mobile network terminated calls. As a result, interconnect expenses continue to be charged at rates comparable to the same period in the prior year, while interconnect revenues were reduced by 38%. The Company, along with other fixed line operators in Hungary, legally challenged the rate reduction decision because the Company believes that the newly arbitrated interconnect fees to be charged by the fixed line operators are less than the actual cost of terminating those calls.

Connection Fees

In 1997 and 1998 during the construction of the Company’s networks, the Company connected a substantial number of its current residential customer base. The Company has been amortizing to revenue the connection fees received back in 1997 and 1998 over the last 7 years

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

while at the same time amortizing as an expense over 7 years the initial cash outlay for connecting those customers. The amortization period for revenues and expenses for those customers is coming to an end, which has resulted in a 60% reduction in connection revenues. The revenue attributable to the addition of new customers, added to the Company’s network after 1998, is significantly lower than that attributable to customers from 1998 and earlier.

Wholesale Voice Revenues

Wholesale voice net revenues for the three months ended June 30, 2005 are due to the inclusion of these service revenues from PanTel. Wholesale voice is a relatively low margin service but remains an attractive service to the Company’s customers. Because of the high volume nature of the business, it provides a good contribution. In addition, it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers.

Other Operating Revenues

Other operating revenues, which include revenues generated from the provision of direct lines, ADSL access, VPN services, operator services, Internet services and other miscellaneous telephone service revenues, increased to $14.6 million for the three months ended June 30, 2005, as compared to $1.9 million for the three months ended June 30, 2004. In functional currency terms, other operating revenues increased approximately 611% for the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004. This increase is primarily due to the inclusion of PanTel in the quarter ended June 30, 2005. The significant products driving this revenue line are leased line services, provision of dark fiber (the Company sells fiber optic capacity), Virtual Private Networks and Internet revenues.

Selling, General and Administrative

	Quarter ended June 30,
(dollars in millions)	2005	2004
Selling, general and administrative	$15.8	$5.6

Selling, general and administrative expenses increased 182% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The inclusion of PanTel’s selling, general and administrative expenses for the three months ended June 30, 2005 contributed an additional $8.7 million of selling, general and administrative expenses compared to the quarter ended June 30, 2004.

In functional currency terms, selling, general and administrative expenses of Hungarotel increased approximately 1% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. The 1% increase is due to the $0.3 million higher operating and personnel expenses at Hungarotel offset by the decreasing number of new connection fee charges amortized during the three months ended June 30, 2005 in relation to the number of connection fee charges that have been fully amortized (see discussion of amortization of connection fees above). In U.S. dollar terms, however, such increase in costs in functional currency terms has been further increased by the 5% appreciation of the Hungarian forint combined with a 542% increase in the Company’s U.S. dollar denominated operating expenses between the periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

This 542% increase is primarily due to a $1.3 million increase in personnel costs related to one time retirement and termination payments.

Depreciation and Amortization

	Quarter ended June 30,
(dollars in millions)	2005	2004
Depreciation and amortization	$6.5	$3.0

Depreciation and amortization charges increased $3.5 million, or 117%. This increase is due primarily to the inclusion of $3.3 million of depreciation and amortization related to PanTel for the three months ended June 30, 2005.

Income from Operations

	Quarter ended June 30,
(dollars in millions)	2005	2004
Income from operations	$8.5	$6.1

Income from operations increased by 38% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Contributing to such an increase were higher net telephone service revenues partially offset by higher selling, general and adminstrative expenses and higher depreciation and amortization expenses.

Foreign Exchange Losses

	Quarter ended June 30,
(dollars in millions)	2005	2004
Foreign exchange losses	$0.9	$1.7

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Foreign exchange losses for the three months ended June 30, 2005 resulted primarily from (i) the weakening of the Hungarian forint against the euro on the Company’s average EUR 150 million denominated debt outstanding during the period; and (ii) the realized foreign exchange losses on Hungarotel’s U.S. dollar denominated invoices paid off during the period. At June 30, 2005, the Hungarian forint had weakened by approximately 0.1% against the euro and 7% against the U.S. dollar, as compared to March 31, 2005 levels. The foreign exchange losses for the quarter ended June 30, 2004 resulted primarily from the devaluation of the Hungarian forint against the euro on the Company’s average EUR 49.4 million denominated debt and against the U.S. dollar 25 million denominated debt outstanding during the period. At June 30, 2004, the Hungarian forint had devalued by approximately 2% against the euro, and by approximately 2% against the U.S. dollar as compared to March 31, 2004 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Quarter ended June 30,
(dollars in millions)	2005	2004
Interest expense	$3.3	$2.3

Interest expense increased 43% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This 43% increase is the result of: (i) the inclusion of PanTel’s $1.2 million interest expense for the three months ended June 30, 2005; and (ii) higher average debt levels outstanding between the periods; partially offset by lower average interest rates paid on the Company’s borrowings during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. As a result of the lower interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations decreased from 6.43% for the three months ended June 30, 2004, to 4.84% for the three months ended June 30, 2005, a 25% decrease. See “Liquidity and Capital Resources” section below.

Interest Income

	Quarter ended June 30,
(dollars in millions)	2005	2004
Interest income	$0.2	$0.7

Interest income decreased 71% for the three months ended June 30, 2005 as compared to three months ended June 30, 2004, due to lower interest rates and lower Hungarian forint deposits between the periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Fair Value Changes on Interest Rate Swaps

	Quarter ended June 30,
(dollars in millions)	2005	2004
Fair value changes on interest rate swaps	$3.8	$—

Fair value changes on interest rate swaps amounted to a $3.8 million loss for the three months ended June 30, 2005. The loss recorded for the period is the result of significant downward movements in the market value of the interest rate swaps between the swap contract date and June 30, 2005.

Income Tax Expense

	Quarter ended June 30,
(dollars in millions)	2005	2004
Income tax expense	$0.2	$0.3

The income tax expense for the quarters ended June 30, 2005 and June 30, 2004 has been calculated based upon the estimated effective tax rate for the full year.

Net Income

	Quarter ended June 30,
(dollars in millions)	2005	2004
Net income	$0.9	$2.4

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $0.9 million, or $0.07 per share, or $0.06 per share on a diluted basis, for the three months ended June 30, 2005, as compared to net income attributable to common stockholders of $2.4 million, or $0.20 per share, or $0.19 per share on a diluted basis, for the three months ended June 30, 2004.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

The functional currency of the Company’s Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2005 was 192.61, as compared to an average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2004 of 208.69. When comparing the six months ended June 30, 2005 to the six months ended June 30, 2004, it should be noted that all U.S. dollar reported amounts have been affected by this 8% appreciation in the Hungarian subsidiaries’ functional currency. In addition, when comparing the six month periods, it should also be noted that the 2005 results have been affected by the inclusion of PanTel as of March 1, 2005.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Net Revenues

	Year-to-date June 30,		% change
(dollars in millions)	2005	2004
Measured service revenues	21.3	15.8	35
Subscription revenues	12.6	12.3	2
Interconnect charges:
Incoming	1.2	1.3	(8)
Outgoing	(7.2)	(4.1)	(76)

Net	(6.0)	(2.8)	(114)

Net measured service and subscription revenues	27.9	25.3	10
Connection fees	0.5	1.1	(55)
Wholesale revenues, net	1.5	0	n/a
Other operating revenues, net :
Provision of direct lines	13.3	2.1	533
ADSL access, VPN services	3.2	0.2	1,500
Internet services	2.6	0.2	1,200
Other	2.1	1.3	62

Other operating revenues, net total	21.2	3.8	458

Telephone Service Revenues, Net	51.1	30.2	69

The Company recorded a 69% increase in net telephone service revenues for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Measured Service Revenues

Measured service revenues increased in functional currency terms by approximately 25% between the periods. An approximate 20% decrease in Hungarotel’s revenues (approximately $3.4 million) has been offset by the addition of PanTel’s revenues, for the four months ended June 30, 2005 (approximately $7.6 million).

Hungarotel’s measured service revenues in functional currency decreased by 20% as a result of:

•	A 3.3% decrease in average access lines in service from approximately 193,300 for the six months ended June 30, 2004, to approximately 187,000 during the six months ended June 30, 2005. Approximately 2.9% of the 3.3% decrease occurred in the residential customer group as a result of further mobile penetration and economic conditions that resulted in some customers not being able to afford telephony services in general or choosing to continue with their mobile service provider and drop their fixed line service when deciding to reduce their monthly communication expenses. The remaining 0.4% of the 3.3% decrease is attributed to business customers due primarily to increased competition from both fixed line operators and mobile providers.

•

An overall decrease in call minutes by 14.5%. This is partially correlated to the decrease in the number of lines serviced over the same period in the prior year. However, the principal cause of the decrease in call minutes is that calls from the Company’s customers to mobile subscribers decreased by 21.1% over the prior year. The decrease is attributed to increased competition from mobile providers who offer mobile to mobile calls at rates that are significantly lower than fixed line to mobile rates due to adverse regulatory conditions with respect to the interconnect prices permitted to be charged by mobile

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

operators to fixed line operators, which interconnect charges are higher than the interconnect charges mobile carriers charge each other.

•	As of June 2004 the Company began offering discounts on its listed call tariffs to some of its significant business customers.

The Company is focusing on retaining its historic fixed line business customer base by offering discounts to its listed call tariffs in exchange for fixed term contracts. The Company is also promoting higher margin products such as ADSL connections to customers. Penetration for higher cost products like ADSL connections is expected to be limited due to the economic conditions in the Company’s historical operating areas. On April 1, 2005, Hungarotel entered competitors’ markets outside of its historic fixed wireline operating areas and the Company believes that it can challenge the incumbents on service and price. The same call tariffs were in use at Hungarotel during the six months ended June 30, 2005 and June 30, 2004 apart from the business customer discounts described above.

PanTel

The inclusion of PanTel in the Company’s consolidated results for the six months ended June 30, 2005 added $7.6 million in measured service revenues. PanTel’s measured service revenues come primarily from business customers and this revenue is expected to continue to grow by attracting additional customers with better service and pricing than its competitors.

Subscription Revenues

Subscription revenues decreased in functional currency terms by approximately 5% as a result of (i) a 3.3% decrease in average access lines in service between the two periods; (ii) customer transfers from higher monthly fee subscriptions to lower monthly fee subscriptions within Hungarotel; and (iii) no Universal Service revenues recorded for the six months ended June 30, 2005 compared to $0.7 million for the six months ended June 30, 2004; partially offset by (iv) $0.6 million in subscription fees from PanTel for four months of the six month period ended June 30, 2005.

No Universal Service revenues were accrued for the six months ended June 30, 2005. Previously, the Hungarian government set up a Universal Services fund to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds received by the Company from the Universal Services Fund were based upon the number of customers, which meet certain requirements defined in government regulations. The Company believes its prior contract, which expired June 30, 2004, continues to apply to the revenues that have been accrued up to June 30, 2004. The Company has entered into a new Universal Service Provider agreement with the Ministry with effect from July 1, 2004. Under this new agreement, as a result of the strict conditions stipulated to receive funds for being a Universal Services Provider, the Company does not expect to receive any money in the future for being a Universal Services Provider.

Interconnect Charges

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $6.0 million and $2.8 million during the six month periods ended June 30,

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

2005 and 2004, respectively. The Company is paid a per minute interconnection fee for completing long distance wireline and mobile calls over the Company’s network to the Company’s customers (incoming). The Company pays interconnection fees to other national wireline and mobile operators to terminate calls from the Company’s customers (outgoing). As a percentage of measured service and subscription revenues, net interconnect charges have increased from 10% for the six months ended June 30, 2004 to 18% for the six months ended June 30, 2005. This increase is primarily due to the inclusion of PanTel’s interconnection fees for the six months ended June 30, 2005 and the fact that PanTel has lower margins on call revenues than Hungarotel has. New interconnect prices were made effective from June 15, 2004 and, as a result, fixed line operators’ interconnect prices were reduced significantly, 38% in Hungarotel’s case, whereas the mobile operators’ interconnect prices were not changed. The majority of Hungarotel’s interconnect expenses relate to mobile network terminated calls. As a result, interconnect expenses continue to be charged at rates comparable to the same period in the prior year, while interconnect revenues were reduced by 38%. The Company, along with other fixed line operators in Hungary, legally challenged the rate reduction decision because the Company believes that the newly arbitrated interconnect fees to be charged by the fixed line operators are less than the actual cost of terminating those calls.

Connection Fees

In 1997 and 1998 during the construction of the Company’s networks, the Company connected a substantial number of its current residential customer base. The Company has been amortizing to revenue the connection fees received back in 1997 and 1998 over the last 7 years while at the same time amortizing as an expense over 7 years the initial cash outlay for connecting those customers. The amortization period for revenues and expenses for those customers is coming to an end, which has resulted in a 55% reduction in connection revenues. The revenue attributable to the addition of new customers, added to the Company’s network after 1998, is significantly lower than that attributable to customers from 1998 and earlier.

Wholesale Voice Revenues

Wholesale voice net revenues were $1.5 million for the six months ended June 30, 2005 due to the inclusion of these service revenues from PanTel. Wholesale voice is a relatively low margin service but remains an attractive service to the Company’s customers. Because of the high volume nature of the business, it provides a good contribution margin. In addition, it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers.

Other Operating Revenues

Other operating revenues, which include revenues generated from the provision of direct lines, ADSL access, VPN services, operator services, Internet services and other miscellaneous telephone service revenues, increased to $21.2 million for the six months ended June 30, 2005, as compared to $3.8 million for the six months ended June 30, 2004. In functional currency terms, other operating revenues increased approximately 420% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. This increase is primarily due to the inclusion of PanTel for the six months ended June 30, 2005. The significant products driving this revenue line are leased line services, provision of dark fiber (the Company sells fiber optic capacity), Virtual Private Networks and Internet revenues.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Selling, General and Administrative

	Year-to-date
(dollars in millions)	2005	2004
Selling, general and administrative	$26.2	$11.4

Selling, general and administrative expenses increased 131% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The inclusion of PanTel’s selling, general and administrative expenses for the six months ended June 30, 2005 contributed an additional $11.6 million of selling, general and administrative expenses compared to the six months ended June 30, 2004.

In functional currency terms, selling, general and administrative expenses of Hungarotel decreased approximately 6% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The 6% decrease is due to the decreasing number of new connection fee charges amortized during the six months ended June 30, 2005 in relation to the number of connection fee charges that have been fully amortized (see discussion of amortization of connection fees above). In U.S. dollar terms, however, such decrease in costs in functional currency terms has been offset by the 8% appreciation of the Hungarian forint combined with a 212% increase in the Company’s U.S. dollar denominated operating expenses between the periods. This 212% increase is primarily due to a $1.7 million non-cash compensation charge related to variable option accounting of the Company’s stock option plans during the period, as well as one time payments made in the current period related to retirement and termination obligations. Variable option accounting requires the Company to determine a value related to its outstanding stock options, for the period, by applying the difference between the Company’s stock price at a period end and the option exercise prices for the options outstanding. The value determined is recorded in the income statement as either an increase or decrease to compensation expense depending on the number of stock options outstanding from one period to another as well as changes in the price of the Company’s stock from one period to another.

Depreciation and Amortization

	Year-to-date
(dollars in millions)	2005	2004
Depreciation and amortization	$10.9	$5.9

Depreciation and amortization charges increased $5.0 million, or 85%. This increase is due primarily to the inclusion of $4.6 million of depreciation and amortization related to PanTel for the four months ended June 30, 2005.

Income from Operations

	Year-to-date
(dollars in millions)	2005	2004
Income from operations	$13.9	$12.8

Income from operations increased by 9% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Contributing to such an increase were higher

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

net telephone service revenues partially offset by higher selling, general and administrative expenses and higher depreciation and amortization expenses.

Foreign Exchange (Losses) Gains

	Year-to-date
(dollars in millions)	2005	2004
Foreign exchange (losses) gains	$(4.5)	$2.0

Foreign exchange losses for the six months ended June 30, 2005 resulted primarily from (i) the weakening of the Hungarian forint against the euro on Hungarotel’s average EUR 84 million denominated debt outstanding between February 21, 2005 (refinancing date) and June 30, 2005; (ii) the weakening of the Hungarian forint against the euro on PanTel’s average EUR 66 million denominated debt outstanding between February 28, 2005 and June 30, 2005; and (iii) the realized foreign exchange losses on Hungarotel’s U.S. dollar denominated invoices and debt paid off during the period; partially offset by (iv) a realized foreign exchange gain of $0.5 million on the repayment of Hungarotel’s previous loan on February 21, 2005. At June 30, 2005, the Hungarian forint had weakened by approximately (i) 1.6% against the euro as compared to the February 21, 2005 level; (ii) 2% against the euro as compared to the February 28, 2005 level; and (iii) 12% against the U.S. dollar, as compared to December 31, 2004 levels. The foreign exchange gains for the six months ended June 30, 2004 resulted primarily from the appreciation of the Hungarian forint against the euro on the Company’s average EUR 50.4 million denominated debt. At June 30, 2004, the Hungarian forint had appreciated in value by approximately 4% against the euro as compared to December 31, 2003 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Year-to-date
(dollars in millions)	2005	2004
Interest expense	$7.1	$4.8

Interest expense increased 48% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This 48% increase is the result of: (i) the inclusion of PanTel’s $1.6 million interest expense for the four months ended June 30, 2005; (ii) the write-off of $1.5 million of deferred financing costs related to Hungarotel’s previous syndicated loan repaid on February 21, 2005; and (iii) higher average debt levels outstanding between the periods; partially offset by lower average interest rates paid on the Company’s borrowings during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. As a result of the lower interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations decreased from 6.56% for the three months ended March 31, 2004, to 5.01% for the three months ended March 31, 2005, a 24% decrease. See “Liquidity and Capital Resources” section below.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Interest Income

	Year-to-date
(dollars in millions)	2005	2004
Interest income	$0.4	$1.3

Interest income decreased 70% for the six months ended June 30, 2005 as compared to six months ended June 30, 2004, due to lower interest rates and lower Hungarian forint deposits between the periods.

Fair Value Changes on Interest Rate Swaps

	Year-to-date
(dollars in millions)	2005	2004
Fair value changes on interest rate swaps	$3.8	$—

Fair value changes on interest rate swaps amounted to a $3.8 million loss for the six months ended June 30, 2005. The loss recorded for the period is the result of significant downward movements in the market value of the interest rate swaps between the swap contract date and June 30, 2005.

Equity in Earnings of Affiliate

	Year-to-date
(dollars in millions)	2005	2004
Equity in earnings of affiliate	$0.9	$—

Equity in earnings of affiliate for the six months ended June 30, 2005 represents the 25% equity ownership of PanTel in January and February 2005, prior to the Company obtaining 100% of PanTel on February 28, 2005.

Income Tax Expense

	Year-to-date
(dollars in millions)	2005	2004
Income tax expense	$0.1	$1.3

The income tax expense for the six months ended June 30, 2005 and June 30, 2004 has been calculated based upon the estimated effective tax rate for the full year.

Net Income

	Year-to-date
(dollars in millions)	2005	2004
Net income	$0.1	$10.1

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $0.1 million, or $0.01 per share, or $0.01 per share on a diluted basis, for the six months ended June 30, 2005, as compared to net income attributable to common

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

stockholders of $10.1 million, or $0.82 per share, or $0.79 per share on a diluted basis, for the six months ended June 30, 2004.

Liquidity and Capital Resources

Net cash provided by operating activities totalled $21.3 million during the six months ended June 30, 2005, compared to $14.8 million during the six months ended June 30, 2004. This $6.5 million increase is due to (i) the 8% appreciation of the Hungarian forint against the U.S. dollar between the two periods; and (ii) the inclusion of PanTel’s $8.7 million operating cash flow for the period of March - June 2005 (iii) partially offset by one-time personnel payments made by the Company during the period. For the six months ended June 30, 2005 and 2004, the Company used $14.1 million and $3.0 million, respectively, in investing activities. The $14.1 million used in investing activities for the six months ended June 30, 2005 is due to (i) $7.3 million to fund additions to the Company’s telecommunications networks, and (ii) $7.1 million for the acquisition of the PanTel business net of cash acquired. Financing activities generated net cash of $6.7 million during the six months ended June 30, 2005 compared to $13.7 million used by financing activities for the six months ended June 30, 2004. Cash flows from financing activities for the six months ended June 30, 2005 were the result of (i) the drawing down of $110 million under the new credit agreement, (ii) the $74.3 million repayment of the Company’s previous loans, (iii) the scheduled repayment of $11.0 million from the new facility, (iv) the $5.9 million payment of financing related costs and (v) an $11.8 million principal and interest payment on the new credit agreement.

The Company’s contractual cash obligations as disclosed in its December 31, 2004 Form 10-K filing have materially changed as of June 30, 2005 due to the purchase of the PanTel business on February 28, 2005. The Company’s major contractual cash obligations as of June 30, 2005 (at June 30, 2005 exchange rates) are as follows:

Cash Payments Due by Period

(in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt	$224,186	32,685	89,433	80,321	21,747
Operating Leases	11,563	4,035	5,703	1,601	224
Construction Commitments	2,980	2,852	128	—	—

Total	$238,729	39,572	95,264	81,922	21,971

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

Inflation and Foreign Currency

During 2004, high Hungarian forint interest rates attracted foreign investors into the market and, as a result, the Hungarian forint appreciated against the euro, as well as the U.S. dollar. As a result of this strengthening, the Company recorded an exchange gain of $2.0 million for the six months ended June 30, 2004. During the first six months of 2005, the Hungarian forint weakened against the euro and the U.S. dollar due to a decrease in Hungarian interest rates and, more generally, an increase in U.S. interest rates that resulted in investors divesting from emerging markets and investing in U.S. government securities, resulting in a foreign exchange loss of $4.5 million for the six months ended June 30, 2005. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

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

Change in Control

On April 12, 2005, TDC A/S (“TDC”) completed a transaction to purchase Ashmore Investment Management’s entire equity and debt holdings in the Company. TDC now owns 63% of the Company’s outstanding common stock and 66% of the Company’s outstanding common stock on a fully diluted basis.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Related Party Transactions

Torben V. Holm has served as the Company’s President and Chief Executive Officer since May 19, 2005. Alex Wurtz has served as the head of the Company’s Corporate Business Development since June 9, 2005. Messrs. Holm and Wurtz are employees of TDC. TDC owns 63% of the Company’s common stock. The Company and TDC have not reached an agreement regarding Mr. Holm’s services as President and Chief Executive Officer for the Company or Mr. Wurtz’s services as head of Corporate Business Development.

Recent Accounting Pronouncements

In June 2005, FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. The Statement changes the accounting for, and reporting of, a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle and changes required by an accounting standard when the standard does not include specific transition provisions. Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

In March 2005, FASB issued FASB Statement No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). FIN 47 requires that the amount recognized as an asset retirement cost shall be measured as of the date the asset retirement obligation was incurred. An entity shall recognize the cumulative effect of initially adopting FIN 47 as a change in accounting principle. Further, an entity shall compute on a pro forma basis and disclose in the footnotes to the financial statements for the beginning of the earliest year presented and at the end of all years presented the amount of the liability for asset retirement obligations as if FIN 47 had been applied during all periods affected. Retrospective application of interim financial information is permitted but not required. The Company is currently evaluating the provisions of this interpretation to determine the impact on its financial position, results of operations and cash flows.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

•	Political changes in Hungary;

•	The Company’s relationships with its controlling stockholder; and

•	The Company’s dependence on cash flow from its subsidiaries and certain restrictions on the payment of dividends by its subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Currency Exchange Rate Risks

The Company is exposed to various types of risk in the normal course of its business, including the risk from foreign currency exchange rate fluctuations. Company operations, including approximately 95% of net revenues and approximately 80% of operating expenses are Hungarian forint based. Therefore, the Company is subject to exchange rate risk with respect to its non-Hungarian forint denominated expenses, primarily euros and U.S. dollars, due to the variability between the Hungarian forint and the U.S. dollar and euro. The Company is also exposed to exchange rate risk since the Company has debt obligations in euros and U.S. dollars. If the Hungarian forint weakens in the currency exchange markets versus the U.S. dollar or euro, the Company would have to generate more revenue in Hungarian forints to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 245.93 as of December 31, 2004 to 247.36 as of June 30, 2005, an approximate 0.6% depreciation in the value of the Hungarian forint. At the same time, the Hungarian forint/U.S. dollar exchange rate changed from 180.29 as of December 31, 2004 to 204.79 as of June 30, 2005, an approximate 12% depreciation in value. Due to its limited exposure with respect to non-Hungarian forint denominated expenses, the Company has not entered into any agreements to manage its foreign currency risks related to such expenses but the Company continues to monitor the exchange rate risk related to such expenses.

The debt obligations of the Company are euro and U.S. dollar denominated. The Company’s policy is to consider utilizing foreign exchange rate hedging instruments or purchases of euro and U.S. dollar in advance in order to reduce its exposure to exchange rate risks associated with cash payments in euros and dollars under the Company’s debt obligations. The Company did not have any open foreign currency hedging instruments at June 30, 2005. Company policy requires that counterparties to any hedging instrument be substantial and creditworthy multinational commercial banks, which are recognized market makers.

Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, exchange rate fluctuations in operational currencies can have a significant impact on the financial statements in connection with foreign exchange gains/losses and the resulting debt balances.

For example, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by $8.5 million assuming that the U.S. dollar/forint rate did not change. A 5% change in the Hungarian forint/U.S. dollar rate along with a 5% change in Hungarian forint/euro rates would result in an

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

$8.1 million to $9.0 million increase in the debt balance or a decrease of $8.1 million to $9.0 million.

Interest Rate Risks

The Company is exposed to interest rate risks because its outstanding U.S. dollar denominated debt obligation accrues interest at a variable rate tied to market interest rates. The interest rate on the U.S. dollar denominated obligation is based on USD LIBOR. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s June 30, 2005 U.S. dollar denominated debt level. The Company evaluates market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates.

As of June 30, 2005, the Company has entered into an interest rate swap agreement whereby it has exchanged 100% of the variable interest rate on its euro denominated debt for a fixed rate. The swap agreement is valid until December 31, 2010.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. Based on this evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	In 1999 the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. At the end of the second quarter 2005, the preferred shares were held by TDC A/S. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of June 30, 2005, the total arrearage on the Preferred Shares was $598,000.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Registrant was held on May 19, 2005.

(b)	Not Applicable.

(c)	First Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Election of Directors

	Votes Cast For	Votes Withheld
Ole Bertram	11,822,082	65,971
Kim Frimer	11,868,862	19,191
Jesper Helmuth Larsen	11,842,564	45,489
Christian Eyde Moeller	11,868,862	19,191
John B. Ryan	11,881,504	6,549
William E. Starkey	11,881,544	6,499

Second Matter Voted on at the Annual Meeting of Stockholders of the Registrant: Ratification of the appointment of KPMG Hungaria Kft. as auditors of the Registrant for the fiscal year ending December 31, 2005.

For	Against	Abstain
11,863,874	15,660	8,519

(d)	Not Applicable.

Item 5.	Other Information

None

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation or succession (none)

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

4.1	Certificate of Incorporation of and By-Laws of the Registrant (see exhibits 3(i) and 3(ii))

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.1	Termination Agreement between the Registrant and Jan Mulder dated as of June 22, 2005

10.2	Summary of Board of Director Compensation

10.3	Form of reissued Warrants to Purchase Common Stock of Hungarian Telephone and Cable Corp. dated as of June 15, 2005

10.4	Form of reissued Amended and Restated Unsecured Notes issued by Hungarian Telephone and Cable Corp. dated as of June 15, 2005 with the attached terms and conditions

11	Statement re computation of per Share Earnings (not required)

15	Letter re unaudited interim financial information (not required)

18	Letter re change in accounting principles (none)

19	Report furnished to security holders (none)

22	Published report regarding matters submitted to vote of security holders (none)

24	Power of Attorney (none)

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

August 12, 2005	By:	/s/Torben V. Holm
Torben V. Holm
President and Chief Executive Officer

August 12, 2005	By:	/s/William McGann
William McGann
Principal Accounting Officer,
Principal Financial Officer, Controller
and Treasurer

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits*

Exhibit No.	Description

10.1	Termination Agreement between the Registrant and Jan Mulder dated as of June 22, 2005

10.2	Summary of Board of Director Compensation

10.3	Form of reissued Warrants to Purchase Common Stock of Hungarian Telephone and Cable Corp. dated as of June 15, 2005

10.4	Form of reissued Amended and Restated Unsecured Notes issued by Hungarian Telephone and Cable Corp. dated as of June 15, 2005 with the attached terms and conditions

31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Controller and Treasurer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	The other exhibits listed in the List of Exhibits in the Report on Form 10-Q have been incorporated by reference into such Report.