Form 10-Q
period 2005-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2005-11-14
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest possible date:

Common Stock, $.001 par value	12,727,938 Shares
(Class)	(Outstanding at November 11, 2005)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,715	8,376
Restricted cash	10,825	555
Accounts receivable, net	30,768	6,013
Current deferred tax asset	2,225	158
Other current assets	13,128	5,968

Total current assets	86,661	21,070
Property, plant and equipment, net	164,371	129,401
Goodwill	8,762	10,336
Other intangibles, less accumulated amortization	47,008	4,761
Deferred costs	1,426	2,321
Deferred tax asset	3,400	4,725
Investment in affiliate	—	15,967
Other assets	5,934	3,704

Total assets	$317,562	192,285

Liabilities and Stockholders’ Equity
Current liabilities:
Current instalments of long-term debt	$21,645	27,685
Current obligations under capital leases	387	—
Accounts payable	12,264	806
Accruals	24,381	4,085
Interest rate swaps	1,143	—
Other current liabilities	5,774	2,453
Due to related parties	625	546

Total current liabilities	66,219	35,575
Long-term debt, excluding current instalments	171,242	71,715
Long-term obligations under capital leases, less current portion	783	—
Interest rate swaps	1,263	—
Deferred credits and other liabilities	2,354	3,475

Total liabilities	241,861	110,765

Commitments and Contingencies	—	—
Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2005 and 2004	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,727,938 shares in 2005 and 12,683,647 in 2004	14	14
Additional paid-in capital	154,922	155,438
Accumulated deficit	(96,781)	(103,411)
Accumulated other comprehensive income	17,546	29,479

Total stockholders’ equity	75,701	81,520

Total liabilities and stockholders’ equity	$317,562	192,285

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Month Periods Ended September 30, 2005 and 2004

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Telephone service revenues, net	$31,133	$14,355	$82,233	$44,506
Operating expenses:
Selling, general and administrative	11,954	6,121	38,165	17,514
Severance and benefit	1,112	—	1,112	—
Depreciation and amortization	6,675	3,087	17,627	9,057

Total operating expenses	19,741	9,208	56,904	26,571

Income from operations	11,392	5,147	25,329	17,935
Other income (expenses):
Foreign exchange (losses) gains, net	(1,775)	2,507	(6,274)	4,481
Interest expense	(3,496)	(2,163)	(10,605)	(6,914)
Interest income	243	571	596	1,821
Fair value changes on interest rate swaps	1,381	—	(2,406)	—
Equity in earnings of affiliate	—	—	934	—
Other, net	(57)	(93)	313	42

Net income before income taxes	7,688	5,969	7,887	17,365
Income tax expense	(1,149)	(669)	(1,178)	(1,945)

Net income	$6,539	$5,300	$6,709	$15,420
Cumulative convertible preferred stock dividends	(27)	(27)	(79)	(79)

Net income attributable to common stockholders	6,512	5,273	6,630	15,341
Comprehensive (loss) income adjustments	(1,216)	2,247	(11,933)	2,079

Total comprehensive income (loss)	$5,296	$7,520	$(5,303)	$17,420

Earnings per common share:
Basic	$0.51	$0.42	$0.52	$1.24

Diluted	$0.46	$0.41	$0.47	$1.20

Weighted average number of common shares outstanding:
Basic	12,727,938	12,429,504	12,725,379	12,359,301

Diluted	14,359,306	12,956,570	14,388,774	12,900,342

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2004	12,683,647	$14	—	155,438	(103,411)	29,479	$81,520
Net settlement of stock option exercise	38,291	—	—	(338)	—	—	(338)
Common stock granted to Directors	6,000	—	—	103	—	—	103
Stock based compensation	—	—	—	(281)	—	—	(281)
Cumulative convertible preferred stock dividends	—	—	—	—	(79)	—	(79)
Net income	—	—	—	—	6,709	—	6,709
Foreign currency translation adjustment	—	—	—	—	—	(11,933)	(11,933)

Balances at September 30, 2005	12,727,938	$14	—	154,922	(96,781)	17,546	$75,701

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2005 and 2004

(In thousands)

(unaudited)

	2005	2004
Net cash provided by operating activities	$37,969	24,787

Cash flows from investing activities:
Construction of telecommunication networks	(12,374)	(4,059)
Acquisition of subsidiaries, net of cash acquired	(7,125)	—
Grant funding received for capital expenditures		223
Proceeds from sale of assets	329	37

Net cash used in investing activities	(19,170)	(3,799)

Cash flows from financing activities:
Repayments of long-term debt	(85,347)	(14,381)
Proceeds from new long-term debt borrowings	109,720	—
Deferred financing costs paid under long-term debt agreement	(5,861)	—
Proceeds from exercise of options	—	689
Dividends paid		(52)
Funding of debt service account	(11,796)	—

Net cash provided by/(used in) financing activities	6,716	(13,744)

Effect of foreign exchange rate changes on cash	(4,176)	740

Net increase in cash and cash equivalents	21,339	7,984
Cash and cash equivalents at beginning of period	8,376	21,191

Cash and cash equivalents at end of period	$29,715	29,175

Summary of non-cash transactions:

•	On February 28, 2005, the Company assumed debt of EUR 66M ($80.5 million at historical exchange rates) on acquisition of subsidiaries.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004:

	3 months ended		9 months ended
($ in thousands, except share data)	2005	2004	2005	2004
Net income attributable to common stockholders (A)	$6,512	$5,273	$6,630	$15,341
plus: preferred stock dividends	27	27	79	79

Net income (B)	$6,539	$5,300	$6,709	$15,420

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,727,938	12,429,504	12,725,379	12,359,301
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	1,631,368	527,066	1,663,395	541,041

Weighted average common shares outstanding – diluted (D)	14,359,306	12,956,570	14,388,774	12,900,342

Net income per common share:
Basic (A/C)	$0.51	$0.42	$0.52	$1.24
Diluted (B/D)	$0.46	$0.41	$0.47	$1.20

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

The Company uses the local currency of PanTel’s non-Hungarian subsidiaries as the functional currency of those subsidiaries. Accordingly, foreign currency assets and liabilities of the non-Hungarian subsidiaries are translated into HUF using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating the local currency assets and liabilities of the non-Hungarian subsidiaries into HUF are accumulated as part of foreign exchange gains/(losses) in the consolidated statement of operations.

Foreign exchange fluctuations related to intercompany balances are included in equity if such balances are intended to be long-term in nature. At the time the Company settles such balances, the resulting gain or loss is reflected in the consolidated statement of operations. Gains and losses from foreign currency transactions and the marking to market of assets or liabilities not denominated in Hungarian forints are included in operations in the period in which they occur. The translation of the subsidiaries’ forint denominated financial statements into U.S. dollars, as of September 30, 2005, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 180.29 as of December 31, 2004 to 207.56 as of September 30, 2005, an approximate 13% decrease in value.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net Income As reported	6,512	5,273	6,630	15,341
Plus: stock-based compensation expense (income) included in reported earnings	(1,908)	28	(281)	42
Less: stock-based compensation expense determined under fair-value method	(26)	(237)	(1,296)	(408)

Net Income Pro forma	4,578	5,064	5,053	14,975

Earnings per share - Basic:
As reported	0.51	0.42	0.52	1.24
Pro forma	0.36	0.41	0.40	1.21
Earnings per share - Diluted:
As reported	0.46	0.41	0.47	1.20
Pro forma	0.32	0.39	0.36	1.17

Effective October 1, 2004, the Company accounts for all of its outstanding options under the variable method of accounting. The variable method of accounting requires the Company to accrue an expense or benefit as the market price of the Company’s common stock changes. For the three months ended September 30, 2005, the Company recognized $1.9 million of compensation benefit related to the variable method of accounting. For the nine months ended September 30, 2005, the Company recognized $0.3 million of compensation benefit related to the variable method of accounting.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the nine months ended September 30
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

The Company uses interest rate swaps to manage interest rate movements on its bank debt. The Company’s interest rate swaps are used for the purpose of hedging interest rate exposure, which exists because of the variable interest rate component of the Company’s credit agreement. For derivative instruments designated as hedges, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. Changes in the fair value of such derivatives are recorded as either assets or liabilities in the balance sheet with an offset to other comprehensive income. For derivative instruments that are not designated as hedges, changes in fair value are recorded immediately in earnings.

(2)	Cash and Cash Equivalents and Restricted Cash

At September 30, 2005, cash of $29,715,000 comprised the following: $87,000 on deposit in the United States, the equivalent of $1,679,000 on deposit in Austria, Bulgaria, Romania, Slovakia and Slovenia, and $27,949,000 on deposit with banks in Hungary consisting of $734,000 denominated in U.S. dollars, the equivalent of $1,362,000 denominated in euro and the equivalent of $25,853,000 denominated in Hungarian forints.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

Restricted cash of $10,825,000 at September 30, 2005, was comprised of a euro 9 million deposit in a debt service reserve account, which is required under the terms of the Company’s Credit Agreement.

(3)	Related Parties

The amount due to related parties totalling $625,000 at September 30, 2005, represents cumulative preferred stock dividends in arrears and was due to TDC A/S (“TDC”), which held 63% of the Company’s outstanding common stock and 100% of the Company’s preferred shares as of September 30, 2005.

Torben V. Holm has served as the Company’s President and Chief Executive Officer since May 19, 2005. Alex Wurtz has served as the head of the Company’s Corporate Business Development since June 9, 2005. Messrs. Holm and Wurtz are employees of TDC. The Company and TDC have not reached definitive agreements regarding Mr. Holm’s services as President and Chief Executive Officer for the Company or Mr. Wurtz’s services as head of Corporate Business Development.

The Company has a bilateral agreement with TDC, through its subsidiary PanTel, to send and receive wholesale voice traffic. For the nine months ended September 30, 2005 the Company had net costs amounting to $0.2 million related to the bilateral agreement.

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

The Company’s interest rate swaps were revalued at fair value on September 30, 2005 and resulted in a $2.4 million interest rate swap liability as of September 30, 2005 of which $1.1 million is classified as a current liability. Since the Company’s interest rate swaps have not been designated as a hedge under the provisions of SFAS 133 and SFAS 138, the fair value change has been recorded in earnings.

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

The Company operates in a single segment, telecommunications. The acquisition of PanTel on February 28, 2005, means that the Company can now offer telecommunications services to a wider range of customers. The Company has three service categories: telephone services; network services; and other service and product revenues. The Company’s chief operating decision maker monitors the revenue streams of the various service categories and operations are managed and financial performance is evaluated based on the delivery of services to customers over an integrated network.

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

Other Service and Product Revenues – PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues. Revenues from Internet services such as ADSL Internet access and dial-up Internet access are included here.

The revenues generated by these products and services for the periods ended September 30 were as follows:

	3 months ended		9 months ended
($ in thousands)	2005	2004	2005	2004
Telephone services	$17,236	$12,183	$47,128	$38,316
Network services	11,318	1,690	28,734	4,876
Other service and product revenues	2,579	482	6,371	1,314

	$31,133	$14,355	$82,233	$44,506

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

Major Customers

For the periods ended September 30, 2005 and 2004, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

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

Annual Concession Fees

Under the historical regulatory structure in which Hungarotel received its operating licenses it paid a one-time concession fee and was required to pay annual concession fees based on net telephone service revenues that varied between 0.1% and 2.3% depending on the concession area. In 2001, the Hungarian government made changes to the Communications Act, whereby the concession system was replaced with a notification system. Under the notification system, other telecommunications providers can enter the Company’s markets by paying a nominal fee. The Company believes that this change violated the terms upon which it received its concessions which would have required competitors entering the Company’s markets to pay fees similar to the Company. Therefore, the Company has accrued but withheld the payment of concession fees for 2001 in the amount of HUF 157 million (approximately $0.8 million at September 30, 2005 exchange rates) and believes that it does not owe any more concession fees for 2002 and future periods. The Company is currently in discussions with the Ministry regarding the mutual termination or amendment of its concession agreements.

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

The closing of the transaction occurred on February 28, 2005 and the results of the PanTel business for the seven months ended September 30, 2005 (and the Balance Sheet as at September 30, 2005) have been consolidated into the financial statements of the Company.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following represents the final allocation of the purchase price paid for the PanTel business based on the book values of the acquired assets and assumed liabilities as of February 28, 2005:

in thousands (USD)	February 28, 2005
Current assets	48,232
Fixed assets, net	62,425
Intangible assets	49,488
Other non-current assets	1,940
Current and non-current liabilities	(42,004)

Net assets acquired	120,081

Purchase Price:
Long-term debt assumed	80,514
Cash	35,367
Shares issued	2,700
Transaction costs	1,500

Total purchase price	120,081

The following table presents unaudited summarized combined results of operations of the Company and PanTel, on a pro forma basis, as though the companies had been combined as of January 1, 2004:

(000’s USD), except share data	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Revenues, net	$31,133	$28,035	$93,229	$84,105
Income from operations	11,392	8,298	28,523	24,895
Foreign exchange (losses) gains, net	(1,775)	830	(4,964)	2,490
Interest expense	3,496	3,446	11,105	10,337
Net income	6,539	6,226	10,165	18,677
Net income per share	$0.51	$0.50	$0.80	$1.51

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

Introduction

Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant” and, together with its consolidated subsidiaries, the “Company”) principally provides telecommunications services in Hungary through its three Hungarian operating subsidiaries (Hungarotel Tavkozlesi Rt. “Hungarotel” and PanTel Tavkozlesi es Kommunikacios Kft. and PanTel Technocom Kft., which are hereinafter referred to as “PanTel”). Hungarotel principally provides fixed line voice, data and Internet services to residential and business customers within 3 defined regions of Hungary through the local networks that Hungarotel has built in those regions. Hungarotel recently began offering its services to other areas in Hungary outside of its local networks. PanTel has built a nationwide fiber optical network in Hungary to compete with the former national monopoly in the provision of voice, data and Internet services primarily to businesses throughout Hungary. PanTel also uses its network capacity to transport voice, data, and Internet services on a wholesale basis for other telecommunications and Internet service providers in Hungary. PanTel’s network also extends into other countries in the Central and Eastern European region. PanTel has interconnection arrangements in place with several major international telecommunications service operators which provide for interconnection at international telecommunications hubs in Amsterdam, Frankfurt and Vienna.

Hungarotel provides fixed-line services to approximately 180,000 customers as of September 30, 2005 within its historical operating regions and carrier selection and carrier pre-selection calling services to 33,000 active customers as of September 30, 2005 outside of its historical operating regions. The Company began servicing these 33,000 carrier selection and carrier pre-selection customers in 2005 as part of the Company’s expansion beyond its historical operating regions. These new customers generate significantly less average revenue per user (“ARPU”) then customers in the Company’s historical operating regions. In addition, these customers are subject to considerable churn. With the completion of the PanTel acquisition on February 28, 2005, the Company has added an additional 32,000 access lines, as of September 30, 2005, that are serviced through PanTel’s country-wide fiber optical backbone network.

The Company’s goal is to provide the broadest array of telecommunications services with exceptional quality and service at reasonable prices by becoming the most efficient full service telecommunications provider in Central and Eastern Europe. The primary risks facing the Company are the ability to retain existing customers and attract new customers in a highly competitive market that is constantly in flux due to a challenging regulatory environment, new competitive fixed line telephony entrants, mobile telephony penetration and macroeconomic factors. The Company’s success depends upon its operating and marketing strategies, as well as market acceptance of telecommunications services within Hungary and the Central and Eastern European region. The Company plans to continue building on the reputation of PanTel as the most competitive alternative in the business customer market within Hungary. The Company is seeking to further solidify and expand its presence in the Hungarian and Central and Eastern European telecommunications markets through strategic merger, acquisition or alliance opportunities. The Company is also continuing to explore wireless service solutions so that it can be a full service provider in Hungary thereby providing traditional fixed line, data and wireless telephony for residential and business customers.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Comparison of Three Months Ended September 30, 2005 and Three Months Ended September 30, 2004

The functional currency of the Company’s Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2005 was 201.33, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2004 of 203.63. When comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, it should be noted that all U.S. dollar reported amounts have been affected by this 1% appreciation in the Hungarian subsidiaries’ functional currency. In addition, when comparing the three month periods, it should also be noted that the 2005 quarterly results have been affected by the inclusion of PanTel for the period.

Net Revenues

	Quarter ended September 30,
(dollars in millions)	2005	2004	% change
Measured service revenues	12.2	7.6	61
Subscription revenues	6.1	5.9	3
Interconnect charges:
Incoming	0.5	0.5	0
Outgoing (including access cost)	(3.6)	(2.1)	(71)

Net	(3.1)	(1.6)	(94)

Net measured service and subscription revenues	15.2	11.9	28
Connection fees	0.2	0.4	(50)
Wholesale voice revenues, net	1.8	0	n/a
Other operating revenues, net:
Provision of direct lines	8.8	1.1	700
ADSL access, VPN services	2.1	0.2	950
Internet services	1.8	0.1	1,700
Other	1.2	0.7	71

Other operating revenues, net total	13.9	2.1	562

Telephone Service Revenues, Net	31.1	14.4	116

The Company recorded a 116% increase in net telephone service revenues for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Measured Service Revenues

Measured service revenues increased in functional currency terms by approximately 61% between the periods. A decrease in Hungarotel’s revenues by approximately $1.3 million has been offset by the addition of PanTel’s revenues, for the three months ended September 30, 2005, which were approximately $5.9 million.

Hungarotel’s measured service revenues in functional currency terms decreased by 18% as a result of:

•	A 4.4% decrease in average access lines in service from approximately 191,400 for the quarter ended September 30, 2004, to approximately 182,900 during the quarter ended September 30, 2005. A 5% decrease occurred in the residential customer group as a result of further mobile penetration and economic conditions that resulted in some customers not being able to afford telephony services in general or choosing to continue with their mobile service provider and drop their fixed line service when deciding to reduce their monthly communication expenses. This decrease in residential customer line count was slightly offset by a 0.6% increase in business customer lines.

•	An overall decrease in call minutes by 18.4%. This is partially correlated to the decrease in the number of lines serviced over the same period in the prior year. However, the principal cause of the decrease in call minutes is that calls from the Company’s customers to mobile subscribers decreased by 21.1% over the prior year. The decrease is attributable to increased competition from mobile providers who offer mobile to mobile calls at rates that are significantly lower than fixed line to mobile rates due to adverse regulatory conditions with respect to the interconnect prices permitted to be charged by mobile operators to fixed line operators, which interconnect charges are higher than the interconnect charges mobile carriers charge each other.

The Company is focusing on retaining its historic fixed line business customer base by offering discounts to its listed call tariffs in exchange for fixed term contracts. The Company is also promoting higher margin products such as ADSL connections to customers. Penetration for higher cost products like ADSL connections is expected to be limited due to the economic conditions in the Company’s historical operating areas. To offset the increased competition and loss of revenue in its historical fixed wireline operating areas, Hungarotel entered competitors’ markets outside of its historic fixed wireline operating areas during the second quarter of 2005. The Company believes that it can challenge the incumbents on service and price and as a result of this initiative, the Company has signed up 33,000 customers for carrier select and carrier pre-select type calling services as of September 30, 2005. It should be noted, however, that the 33,000 carrier selection and carrier pre-selection calling customers generate significantly less average revenue per user (“ARPU”) then customers in the Company’s historical operating areas. In addition, these customers are subject to considerable churn.

In response to regulatory and competitive pressures in its historic fixed line residential segment, the Company has begun offering new monthly tariff packages to its customers as of October 1, 2005. The newly introduced packages provide for a re-balancing between monthly subscription fees and calling tariffs, whereby monthly subscription fees will be increased and calling tariffs will be reduced in the future. The newly introduced packages also include, as a part of the package, a certain number of “free” minutes per month for each customer. The Company expects that the introduction of these new packages will result in the loss of approximately 16,000 lines within Hungarotel’s residential customer base, particularly within the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

lower income portion of its customer base, as some customers focus on the monthly subscription fee and not necessarily the “free” minutes, which are built into the package price. The expected loss of 16,000 lines, as a result of the introduction of the new packages, is planned to be revenue neutral, such that the revenue loss of these lower income customers will be offset by the higher monthly fees being charged to the remaining customer base. However, there can be no assurance that the introduction of these new packages will be revenue neutral. As of the date of this filing, the Company has lost approximately 13,000 lines of the expected total loss of 16,000 as a result of the newly introduced packages. The Company intends to try to limit the churn rate by contacting all customers who have made a request for disconnection to assist them in understanding the new package structure and subsequently advise them on the package that best meets their needs.

PanTel

The inclusion of PanTel in the Company’s consolidated results for the three months ended September 30, 2005 contributed $5.9 million in measured service revenues. PanTel’s measured service revenues come primarily from business customers and this revenue is expected to continue to grow by attracting additional customers with better service and pricing than its competitors.

Subscription Revenues

Subscription revenues increased in functional currency terms by approximately 3% as a result of (i) $0.5 million in subscription fees from PanTel for the three months ended September 30, 2005; offset by (ii) customer transfers from higher monthly fee subscriptions to lower monthly fee subscriptions within Hungarotel and (iii) a 4.4% decrease in average access lines in service for Hungarotel between the two periods.

Interconnect Charges

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $3.1 million and $1.6 million during the three month periods ended September 30, 2005 and 2004, respectively. The Company is paid a per minute interconnection fee for completing long distance wireline and mobile calls over the Company’s network to the Company’s customers (incoming). The Company pays interconnection fees to other national wireline and mobile operators to terminate calls from the Company’s customers (outgoing). As a percentage of measured service and subscription revenues, net interconnect charges have increased from 12% for the three months ended September 30, 2004 to 17% for the three months ended September 30, 2005. This increase is primarily due to the inclusion of PanTel’s interconnection fees for the three months ended September 30, 2005 and the fact that PanTel has lower margins on call revenues than Hungarotel has. The telecommunications authority introduced new interconnect prices effective from June 15, 2004 and again on May 25, 2005 (announced in July 2005 with retroactive effect) and, as a result, fixed line and mobile operators’ interconnect prices were reduced significantly, 38% in Hungarotel’s case. The imbalance between the Company’s incoming and outgoing fees is due to the fact that outgoing fees (i.e. access costs) are approximately eight times greater than incoming fees (i.e. interconnect revenues), in the case of traffic between wireline and mobile. The majority of Hungarotel’s interconnect expenses relate to mobile network terminated calls. The Company, along with other fixed line operators in Hungary, legally challenged the rate reduction decision because the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Company believes that the newly arbitrated interconnect fees to be charged by the fixed line operators are less than the actual cost of terminating those calls.

Subsequent to the interconnect price reduction on June 15, 2004, the Company continued to accrue mobile access costs, at Hungarotel and PanTel, at the higher historical fee level because of a pending appeal by the mobile operators’ against the interconnect price reduction and the related uncertainty surrounding the outcome of the appeals process. During the current period, in consultation with the Company’s external legal advisors, the Company’s management reviewed its decision to continue to accrue mobile access costs since June 2004 at a level higher than what was determined by the telecommunications authority in Hungary, and concluded that the likelihood of the telecommunications authority’s decisions in June 2004 and July 2005 concerning the mobile operators’ access costs being overturned is remote. Therefore, at September 30, 2005 the Company has reversed an overaccrual of approximately $0.7 million related to fixed to mobile interconnection fees between June 2004 and September 2005. It should be noted, however, that should the mobile operators’ succeed in court in overturning the decision of the telecommunications authority, the Company may be required to pay the originally recorded higher amount in a future period.

Connection Fees

In 1997 and 1998 during the construction of the Company’s networks, the Company connected a substantial number of its current residential customer base. The Company has been amortizing to revenue the connection fees received back in 1997 and 1998 over the last 7 years while at the same time amortizing as an expense over 7 years the initial cash outlay for connecting those customers. The amortization period for revenues and expenses for those customers is coming to an end, which has resulted in a 50% reduction in connection revenues. The revenue attributable to the addition of new customers added to the Company’s network after 1998 is significantly lower than that attributable to customers from 1998 and earlier.

Wholesale Voice Revenues

Wholesale voice net revenues for the three months ended September 30, 2005 include $0.8 million of service revenues from PanTel, as well as income recorded from the reversal of an overaccrual during the period related to the reduction of mobile operators’ access costs since June 2004, which amounted to $1.0 million (see the “Interconnect Charges” section above for an explanation of the access cost reduction). Wholesale voice is a relatively low margin service but remains an attractive service to the Company’s customers. Because of the high volume nature of the business, it provides a solid revenue stream. In addition, it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers.

Other Operating Revenues

Other operating revenues, which include revenues generated from the provision of direct lines, ADSL access, VPN services, operator services, Internet dial-up services and other miscellaneous telephone service revenues, increased to $13.9 million for the three months ended September 30, 2005, as compared to $2.1 million for the three months ended September 30, 2004. In functional currency terms, other operating revenues increased approximately 566% for the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

This increase is primarily due to the inclusion of PanTel in the quarter ended September 30, 2005. The significant products driving other operating revenues are leased line services, provision of dark fiber (the Company sells fiber optic capacity), Virtual Private Networks and Internet revenues.

Selling, General and Administrative

	Quarter ended September 30,
(dollars in millions)	2005	2004
Selling, general and administrative	$12.0	$6.1

Selling, general and administrative expenses increased 95% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The inclusion of PanTel’s selling, general and administrative expenses for the three months ended September 30, 2005 contributed an additional $8.0 million of selling, general and administrative expenses compared to the quarter ended September 30, 2004. There was an offsetting decrease of $1.9 million in U.S. dollar denominated expenses due to a benefit recorded for variable option accounting that reduced the personnel expenses for the three months ended September 30, 2005 by $1.9 million whereas there was no such benefit or charge for the same period of 2004.

Severance and benefit

	Quarter ended September 30,
(dollars in millions)	2005	2004
Severance and benefit	$1.1	$—

On August 30, 2005, as previously announced, the Company agreed with the Hungarian Trade Unions representing most of its Hungarian-based employees on the key provisions of a workforce reduction plan, pursuant to which the Company will reduce its workforce by approximately 200 employees, which represents about 20% of the Company’s workforce. The first step in the process consisted of an offer to employees to voluntarily accept a severance package, of which approximately 80 accepted in September. The $1.1 million expense during the period represents the severance and related costs concerning the 80 voluntary terminations in September. During the fourth quarter of 2005, the remaining number of employees to be affected according to the workforce reduction plan will be terminated and the related costs of these terminations will affect the results in the fourth quarter.

Depreciation and Amortization

	Quarter ended September 30,
(dollars in millions)	2005	2004
Depreciation and amortization	$6.7	$3.1

Depreciation and amortization charges increased $3.6 million, or 116%. This increase is due primarily to the inclusion of $3.5 million of depreciation and amortization related to PanTel for the three months ended September 30, 2005.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Income from Operations

	Quarter ended September 30,
(dollars in millions)	2005	2004
Income from operations	$11.4	$5.1

Income from operations increased by 124% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Contributing to such an increase were higher net telephone service revenues partially offset by higher selling, general and administrative expenses, severance and related benefit expenses and higher depreciation and amortization expenses.

Foreign Exchange (Losses) Gains, Net

	Quarter ended September 30,
(dollars in millions)	2005	2004
Foreign exchange (losses) gains, net	$(1.8)	$2.5

Net foreign exchange losses for the three months ended September 30, 2005 resulted primarily from the weakening of the Hungarian forint against the euro on the Company’s average EUR 141 million denominated debt outstanding during the period. At September 30, 2005, the Hungarian forint had weakened by approximately 0.9% against the euro as compared to June 30, 2005 levels. The net foreign exchange gains for the three months ended September 30, 2004 resulted primarily from the appreciation of the Hungarian forint against the euro on the Company’s average EUR 43.5 million denominated debt outstanding and appreciation against the U.S. dollar on the Company’s U.S. dollar 25 million denominated debt outstanding during the period. At September 30, 2004, the Hungarian forint had appreciated by approximately 3% against the euro and by approximately 4% against the U.S. dollar, as compared to June 30, 2004 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Quarter ended September 30,
(dollars in millions)	2005	2004
Interest expense	$3.5	$2.2

Interest expense increased 62% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This 62% increase is the result of: (i) the inclusion of PanTel’s $1.3 million interest expense for the three months ended September 30, 2005; and (ii) higher average debt levels outstanding between the periods; partially offset by lower average interest rates paid on the Company’s borrowings during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. As a result of the lower interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations decreased from 6.31% for the three months ended September 30, 2004, to 5.45% for the three months ended September 30, 2005, a 14% decrease. See “Liquidity and Capital Resources” section below.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Interest Income

	Quarter ended September 30,
(dollars in millions)	2005	2004
Interest income	$0.2	$0.6

Interest income decreased 67% for the three months ended September 30, 2005 as compared to three months ended September 30, 2004, due to lower interest rates on Hungarian forint deposits between the periods.

Fair Value Changes on Interest Rate Swaps

	Quarter ended September 30,
(dollars in millions)	2005	2004
Fair value changes on interest rate swaps	$1.4	$—

Fair value changes on interest rate swaps amounted to a $1.4 million gain for the three months ended September 30, 2005. The gain recorded for the period is the result of upward movement in the market value of the interest rate swaps between June 30, 2005 and September 30, 2005.

Income Tax Expense

	Quarter ended September 30,
(dollars in millions)	2005	2004
Income tax expense	$1.2	$0.7

The income tax expense for the quarters ended September 30, 2005 and September 30, 2004 has been calculated based upon the estimated effective tax rate for the full year.

Net Income

	Quarter ended September 30,
(dollars in millions)	2005	2004
Net income	$6.5	$5.3

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $6.5 million, or $0.51 per share, or $0.46 per share on a diluted basis, for the three months ended September 30, 2005, as compared to net income attributable to common stockholders of $5.3 million, or $0.42 per share, or $0.41 per share on a diluted basis, for the three months ended September 30, 2004.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

The functional currency of the Company’s Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 2005 was 195.51, as compared to an average Hungarian forint/U.S. dollar

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

exchange rate for the nine months ended September 30, 2004 of 207.01. When comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004, it should be noted that all U.S. dollar reported amounts have been affected by this 6% appreciation in the Hungarian subsidiaries’ functional currency. In addition, when comparing the nine month periods, it should also be noted that the 2005 results have been affected by the inclusion of PanTel as of March 1, 2005.

Net Revenues

	Year-to-date September 30,		% change
(dollars in millions)	2005	2004
Measured service revenues	33.5	23.4	43
Subscription revenues	18.8	18.2	3
Interconnect charges:
Incoming	1.6	1.8	(11)
Outgoing (including access cost)	(10.8)	(6.2)	(74)

Net	(9.2)	(4.4)	(109)

Net measured service and subscription revenues	43.1	37.2	16
Connection fees	0.7	1.4	(50)
Wholesale voice revenues, net	3.3	0	n/a
Other operating revenues, net :
Provision of direct lines	22.2	3.2	594
ADSL access, VPN services	5.2	0.4	1,200
Internet services	4.3	0.4	975
Other	3.4	1.9	79

Other operating revenues, net total	35.1	5.9	495

Telephone Service Revenues, Net	82.2	44.5	85

The Company recorded an 85% increase in net telephone service revenues for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Measured Service Revenues

Measured service revenues increased in functional currency terms by approximately 36% between the periods. An approximate 19% decrease in Hungarotel’s revenues (approximately $3.4 million) has been offset by the addition of PanTel’s revenues, for the seven months ended September 30, 2005 (approximately $13.6 million).

Hungarotel’s measured service revenues in functional currency terms decreased by 19% as a result of:

•

A 3.7% decrease in average access lines in service from approximately 192,700 for the nine months ended September 30, 2004, to approximately 185,600 during the nine months ended September 30, 2005. A 3.9% decrease occurred in the residential customer group as a result of further mobile penetration and economic conditions that resulted in some customers not being able to afford telephony services in general or choosing to continue with their mobile service provider and drop their fixed line service when

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

deciding to reduce their monthly communication expenses. This decrease in residential customer line count was slightly offset by a 0.2% increase in business customer lines.

•	An overall decrease in call minutes by 15.7%. This is partially correlated to the decrease in the number of lines serviced over the same period in the prior year. However, the principal cause of the decrease in call minutes is that calls from the Company’s customers to mobile subscribers decreased by 21.1% over the prior year. The decrease is attributable to increased competition from mobile providers who offer mobile to mobile calls at rates that are significantly lower than fixed line to mobile rates due to adverse regulatory conditions with respect to the interconnect prices permitted to be charged by mobile operators to fixed line operators, which interconnect charges are higher than the interconnect charges mobile carriers charge each other.

•	As of June 2004 the Company began offering discounts on its listed call tariffs to some of its significant business customers.

The Company is focusing on retaining its historic fixed line business customer base by offering discounts to its listed call tariffs in exchange for fixed term contracts. The Company is also promoting higher margin products such as ADSL connections to customers. Penetration for higher cost products like ADSL connections is expected to be limited due to the economic conditions in the Company’s historical operating areas. To offset the increased competition and loss of revenue in its historical fixed wireline operating areas, Hungarotel entered competitors’ markets outside of its historic fixed wireline operating areas during the second quarter of 2005. The Company believes that it can challenge the incumbents on service and price and as a result of this initiative, the Company has signed up 33,000 customers for carrier select and carrier pre-select type calling services as of September 30, 2005. It should be noted however, that the 33,000 carrier selection and carrier pre-selection calling customers generate significantly less average revenue per user (“ARPU”) then customers in the Company’s historical operating regions. In addition, these customers are subject to considerable churn.

In response to regulatory and competitive pressures in its historic fixed line residential segment, the Company has begun offering new monthly tariff packages to its customers as of October 1, 2005. The newly introduced packages provide for a re-balancing between monthly subscription fees and calling tariffs, whereby monthly subscription fees will be increased and calling tariffs will be reduced in the future. The newly introduced packages also include, as a part of the package, a certain number of “free” minutes per month for each customer. The Company expects that the introduction of these new packages will result in the loss of approximately 16,000 lines within Hungarotel’s residential customer base, particularly within the lower income portion of its customer base, as some customers focus on the monthly subscription fee and not necessarily the “free” minutes, which are built into the package price. The expected loss of 16,000 lines, as a result of the introduction of the new packages, is planned to be revenue neutral, such that the revenue loss of these lower income customers will be offset by the higher monthly fees being charged to the remaining customer base. However, there can be no assurance that the introduction of these new packages will be revenue neutral. As of the date of this filing, the Company has lost approximately 13,000 lines of the expected total loss of 16,000 as a result of the newly introduced packages. The Company intends to try to limit the churn rate by contacting all customers who have made a request for disconnection to assist them in understanding the new package structure and subsequently advise them on the package that best meets their needs.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The same call tariffs were in use at Hungarotel during the quarters ended September 30, 2005 and September 30, 2004 apart from the business customer discounts described above.

PanTel

The inclusion of PanTel in the Company’s consolidated results for the nine months ended September 30, 2005 added $13.6 million in measured service revenues. PanTel’s measured service revenues come primarily from business customers and this revenue is expected to continue to grow by attracting additional customers with better service and pricing than its competitors.

Subscription Revenues

Subscription revenues decreased in functional currency terms by approximately 2% as a result of (i) a 3.7% decrease in average access lines in service between the two periods; (ii) customer transfers from higher monthly fee subscriptions to lower monthly fee subscriptions within Hungarotel; and (iii) no Universal Service revenues recorded for the nine months ended September 30, 2005 compared to $0.7 million for the nine months ended September 30, 2004; partially offset by (iv) $1.1 million in subscription fees from PanTel for seven months of the nine month period ended September 30, 2005.

No Universal Service revenues were accrued for the nine months ended September 30, 2005. Previously, the Hungarian government set up a Universal Services fund to provide (i) country-wide access to fixed line telecommunications services at reasonable prices, (ii) public pay telephones, (iii) operator assisted services, and (iv) free emergency services. The funds received by the Company from the Universal Services Fund were based upon the number of customers, which meet certain requirements defined in government regulations. The Company believes its prior contract, which expired June 30, 2004, continues to apply to the revenues that have been accrued up to June 30, 2004. The Company has entered into a new Universal Service Provider agreement with the Ministry with effect from July 1, 2004. Under this new agreement, as a result of the strict conditions stipulated to receive funds for being a Universal Services Provider, the Company does not expect to receive any money in the future for being a Universal Services Provider.

Interconnect Charges

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $9.2 million and $4.4 million during the nine month periods ended September 30, 2005 and 2004, respectively. The Company is paid a per minute interconnection fee for completing long distance wireline and mobile calls over the Company’s network to the Company’s customers (incoming). The Company pays interconnection fees to other national wireline and mobile operators to terminate calls from the Company’s customers (outgoing). As a percentage of measured service and subscription revenues, net interconnect charges have increased from 11% for the nine months ended September 30, 2004 to 18% for the nine months ended September 30, 2005. This increase is primarily due to the inclusion of PanTel’s interconnection fees for the nine months ended September 30, 2005 and the fact that PanTel has lower margins on call revenues than Hungarotel has. New interconnect prices were made effective from June 15, 2004 and again on May 25, 2005 (announced in July, 2005 with retroactive effect) and, as a result, fixed line and mobile operators’ interconnect prices were

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

reduced significantly, 38% in Hungarotel’s case. The majority of Hungarotel’s interconnect expenses relate to mobile network terminated calls. The Company, along with other fixed line operators in Hungary, legally challenged the rate reduction decision because the Company believes that the newly arbitrated interconnect fees to be charged by the fixed line operators are less than the actual cost of terminating those calls.

Subsequent to the interconnect price reduction on June 15, 2004, the Company continued to accrue mobile access costs, at Hungarotel and PanTel, at the higher historical fee level because of a pending appeal by the mobile operators’ against the interconnect price reduction and the related uncertainty surrounding the outcome of the appeals process. During the current period, in consultation with the Company’s external legal advisors, the Company’s management reviewed its decision to continue to accrue mobile access costs at a level higher than what was determined by the telecommunications authority in Hungary since June 2004, and concluded that the likelihood of the telecommunications authority’s decisions in June 2004 and July 2005 concerning the mobile operators’ access costs being overturned is remote. Therefore, at September 30, 2005 the Company has reversed an overaccrual of approximately $0.7 million related to fixed to mobile interconnection fees between June 2004 and September 2005. It should be noted, however, that should the mobile operators’ succeed in court in overturning the decision of the telecommunications authority, the Company may be required to pay the originally recorded higher amount in a future period.

Connection Fees

In 1997 and 1998 during the construction of the Company’s networks, the Company connected a substantial number of its current residential customer base. The Company has been amortizing to revenue the connection fees received back in 1997 and 1998 over the last 7 years while at the same time amortizing as an expense over 7 years the initial cash outlay for connecting those customers. The amortization period for revenues and expenses for those customers is coming to an end, which has resulted in a 50% reduction in connection revenues. The revenue attributable to the addition of new customers added to the Company’s network after 1998 is significantly lower than that attributable to customers from 1998 and earlier.

Wholesale Voice Revenues

Wholesale voice net revenues were $3.3 million for the nine months ended September 30, 2005 due to the inclusion of these service revenues from PanTel as well as income recorded from the reversal of an accrual, in September 2005, related to the reduction of access costs, which amounted to $1.0 million. Wholesale voice is a relatively low margin service but remains an attractive service to the Company’s customers. Because of the high volume nature of the business, it provides a solid revenue stream. In addition, it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers. See the “Interconnect Charges” section above for an explanation of the access cost reduction.

Other Operating Revenues

Other operating revenues, which include revenues generated from the provision of direct lines, ADSL access, VPN services, operator services, Internet dial-up services and other miscellaneous telephone service revenues increased to $35.1 million for the nine months ended September 30, 2005, as compared to $5.9 million for the nine months ended September 30, 2004.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

In functional currency terms, other operating revenues increased approximately 470% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. This increase is primarily due to the inclusion of PanTel for the seven months ended September 30, 2005. The significant products driving other operating revenues are leased line services, provision of dark fiber (the Company sells fiber optic capacity), Virtual Private Networks and Internet revenues.

Selling, General and Administrative

	Year-to-date
(dollars in millions)	2005	2004
Selling, general and administrative	$38.2	$17.5

Selling, general and administrative expenses increased 118% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The inclusion of PanTel’s selling, general and administrative expenses for the nine months ended September 30, 2005 contributed an additional $19.6 million of selling, general and administrative expenses compared to the nine months ended September 30, 2004. This has been partially offset by the decreasing number of new connection fee charges amortized during the nine months ended September 30, 2005 (see discussion of amortization of connection fees above). In U.S. dollar terms, however, such decrease in costs in functional currency terms has been offset by the 6% appreciation of the Hungarian forint combined with a 38% increase in the Company’s U.S. dollar denominated operating expenses between the periods. This 38% increase is primarily due to one time payments made during the second quarter of 2005 related to retirement and termination obligations paid to members of senior management that was not part of the workforce reduction plan as described in the “Severance and benefit” section below.

Severance and benefit

	Year-to-date
(dollars in millions)	2005	2004
Severance and benefit	$1.1	$—

On August 30, 2005, as previously announced, the Company agreed with the Hungarian Trade Unions representing most of its Hungarian-based employees on the key provisions of a workforce reduction plan, pursuant to which the Company will reduce its workforce by approximately 200 employees, which represents about 20% of the Company’s workforce. The first step in the process consisted of an offer to employees to voluntarily accept a severance package, of which approximately 80 accepted in September. The $1.1 million expense during the period, represents the severance and related costs concerning the 80 voluntary terminations in September. During the fourth quarter of 2005, the remaining number of employees to be affected according to the workforce reduction plan will be terminated and the related costs of these terminations will affect the results in the fourth quarter.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Depreciation and Amortization

	Year-to-date
(dollars in millions)	2005	2004
Depreciation and amortization	$17.6	$9.1

Depreciation and amortization charges increased $8.5 million, or 93%. This increase is due primarily to the inclusion of $8.1 million of depreciation and amortization related to PanTel for the seven months ended September 30, 2005.

Income from Operations

	Year-to-date
(dollars in millions)	2005	2004
Income from operations	$25.3	$17.9

Income from operations increased by 41% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Contributing to such an increase were higher net telephone service revenues partially offset by higher selling, general and administrative expenses, severance and related benefit expenses and higher depreciation and amortization expenses.

Foreign Exchange (Losses) Gains, Net

	Year-to-date
(dollars in millions)	2005	2004
Foreign exchange (losses) gains, net	$(6.3)	$4.5

Net foreign exchange losses for the nine months ended September 30, 2005 resulted primarily from (i) the weakening of the Hungarian forint against the euro on Hungarotel’s average EUR 81 million denominated debt outstanding between February 21, 2005 (refinancing date) and September 30, 2005; (ii) the weakening of the Hungarian forint against the euro on PanTel’s average EUR 64 million denominated debt outstanding between February 28, 2005 and September 30, 2005; and (iii) the realized foreign exchange losses on Hungarotel’s U.S. dollar denominated invoices and debt paid off during the period; partially offset by (iv) a realized foreign exchange gain of $0.5 million on the repayment of Hungarotel’s previous loan on February 21, 2005. At September 30, 2005, the Hungarian forint had weakened by approximately (i) 2.4% against the euro as compared to the February 21, 2005 level; (ii) 3% against the euro as compared to the February 28, 2005 level; and (iii) 13% against the U.S. dollar, as compared to December 31, 2004 levels. The net foreign exchange gains, for the nine months ended September 30, 2004, resulted primarily from the appreciation of the Hungarian forint against the euro on the Company’s average EUR 48.1 million debt outstanding during the period. At September 30, 2004, the Hungarian forint had appreciated by approximately 6% against the euro and approximately 4% against the U.S. dollar as compared to December 31, 2003 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Interest Expense

	Year-to-date
(dollars in millions)	2005	2004
Interest expense	$10.6	$6.9

Interest expense increased 54% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This 54% increase is the result of: (i) the inclusion of PanTel’s $2.9 million interest expense for the seven months ended September 30, 2005; (ii) the write-off of $1.5 million of deferred financing costs related to Hungarotel’s previous syndicated loan repaid on February 21, 2005; and (iii) higher average debt levels outstanding between the periods; partially offset by lower average interest rates paid on the Company’s borrowings during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. As a result of the lower interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations decreased from 6.48% for the nine months ended September 30, 2004, to 5.17% for the nine months ended September 30, 2005, a 20% decrease. See “Liquidity and Capital Resources” section below.

Interest Income

	Year-to-date
(dollars in millions)	2005	2004
Interest income	$0.6	$1.8

Interest income decreased 67% for the nine months ended September 30, 2005 as compared to nine months ended September 30, 2004, due to lower interest rates on Hungarian forint deposits between the periods.

Fair Value Changes on Interest Rate Swaps

	Year-to-date
(dollars in millions)	2005	2004
Fair value changes on interest rate swaps	$(2.4)	$—

Fair value changes on interest rate swaps amounted to a $2.4 million loss for the nine months ended September 30, 2005. The loss recorded for the period is the result of a significant downward movement in the market value of the interest rate swaps between the swap contract date and September 30, 2005.

Equity in Earnings of Affiliate

	Year-to-date
(dollars in millions)	2005	2004
Equity in earnings of affiliate	$0.9	$—

Equity in earnings of affiliate for the nine months ended September 30, 2005 represents the 25% equity ownership of PanTel in January and February 2005, prior to the Company obtaining 100% of PanTel on February 28, 2005.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Income Tax Expense

	Year-to-date
(dollars in millions)	2005	2004
Income tax expense	$1.2	$1.9

The income tax expense for the nine months ended September 30, 2005 and September 30, 2004 have been calculated based upon the estimated effective tax rate for the full year.

Net Income

	Year-to-date
(dollars in millions)	2005	2004
Net income	$6.7	$15.3

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $6.7 million, or $0.52 per share, or $0.47 per share on a diluted basis, for the nine months ended September 30, 2005, as compared to net income attributable to common stockholders of $15.3 million, or $1.24 per share, or $1.20 per share on a diluted basis, for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Net cash provided by operating activities totalled $38.0 million during the nine months ended September 30, 2005, compared to $24.8 million during the nine months ended September 30, 2004. This $13.2 million increase is due to (i) the 6% appreciation of the Hungarian forint against the U.S. dollar between the two periods; and (ii) the inclusion of PanTel’s $16.8 million operating cash flow for the period of March - September 2005 (iii) partially offset by one-time personnel payments of $1.1 million made by the Company during the period. For the nine months ended September 30, 2005 and 2004, the Company used $19.2 million and $3.8 million, respectively, in investing activities. The $19.2 million used in investing activities for the nine months ended September 30, 2005 is due to (i) $12.4 million to fund additions to the Company’s telecommunications networks, and (ii) $7.1 million for the acquisition of the PanTel business net of cash acquired. Financing activities generated net cash of $6.7 million during the nine months ended September 30, 2005 compared to $13.7 million used by financing activities for the nine months ended September 30, 2004. Cash flows from financing activities for the nine months ended September 30, 2005 were the result of (i) the drawing down of $110 million under the new credit agreement, (ii) the $74.3 million repayment of the Company’s previous loans, (iii) the scheduled repayment of $11.0 million from the new credit facility, (iv) the $5.9 million payment of financing related costs and (v) an $11.8 million principal and interest payment on the new credit agreement to fund the debt service reserve account that is stipulated by the credit agreement.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The Company’s contractual cash obligations as disclosed in its December 31, 2004 Form 10-K filing have materially changed as of September 30, 2005 due to the purchase of the PanTel business on February 28, 2005. The Company’s major contractual cash obligations, including interest, as of September 30, 2005 (at September 30, 2005 exchange rates) are as follows:

Cash Payments Due by Period

(in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt	$222,746	32,002	90,152	79,198	21,394
Operating Leases	13,721	5,887	2,819	385	4,630
Construction Commitments	6,681	6,554	127	—	—

Total	$243,148	44,443	93,098	79,583	26,024

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

Inflation and Foreign Currency

During 2004, high Hungarian forint interest rates attracted foreign investors into the market and, as a result, the Hungarian forint appreciated against the euro, as well as the U.S. dollar. As a result of this strengthening, the Company recorded an exchange gain of $4.5 million for the nine months ended September 30, 2004. During the first nine months of 2005, the Hungarian forint weakened against the euro and the U.S. dollar due to a decrease in Hungarian interest rates and, more generally, an increase in U.S. interest rates that resulted in investors divesting from emerging markets and investing in U.S. government securities, resulting in a foreign exchange loss of $6.3 million for the nine months ended September 30, 2005. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

Related Party Transactions

Torben V. Holm has served as the Company’s President and Chief Executive Officer since May 19, 2005. Alex Wurtz has served as the head of the Company’s Corporate Business Development since June 9, 2005. Messrs. Holm and Wurtz are employees of TDC. The Company and TDC have not reached definitive agreements regarding Mr. Holm’s services as President and Chief Executive Officer for the Company or Mr. Wurtz’s services as head of Corporate Business Development.

The Company has a bilateral agreement with TDC, through its subsidiary PanTel, to send and receive wholesale voice traffic. For the nine months ended September 30, 2005 the Company had net costs amounting to $0.2 million related to the bilateral agreement.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS Statement No. 123(R), “Share Based Payment”, that requires an entity to recognize, in the income statement, the grant-date fair-value of stock options and other equity-based compensation issued to employees. As originally issued, the Statement would have been effective for public entities (not including entities that file as small business issuers) as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, for entities that file as small business issuers. On April 14, 2005, the SEC issued Release No. 33-8568, which amended the effective date of Statement 123(R) to allow a SEC registrant to implement the Statement at the beginning of its next fiscal year, instead of the next reporting period, beginning after June 15, 2005, or December 15, 2005 for small business issuers. For nonpublic entities, the Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of this interpretation to determine the impact on its financial position, results of operations and cash flows.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

In November 2004, FASB issued SFAS Statement No. 151, “Inventory Costs: an Amendment of ARB No. 43, Chapter 4”, that clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and amends Chapter 4, “Inventory Pricing,” of ARB No. 43, “Restatement and Revision of Accounting Research Bulletins.” The Statement is effective for fiscal years beginning after June 15, 2005. Early application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the provisions of this interpretation to determine the impact on its financial position, results of operations and cash flows.

In December 2004, FASB issued SFAS Statement No. 153, “Exchanges of Productive Assets: an Amendment of APB Opinion No. 29”, that addresses the measurement of exchanges of certain nonmonetary assets (except for certain exchanges of products or property held for sale in the ordinary course of business). It amends APB Opinion No. 29, “Accounting for Nonmonetary Exchanges”, and requires that nonmonetary exchanges be accounted for at the fair value of the assets exchanged, with gains or losses being recognized, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The Statement is effective for fiscal periods beginning after June 15, 2005. Early application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The Company is currently evaluating the provisions of this interpretation to determine the impact on its financial position, results of operations and cash flows.

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

The following important factors, along with those factors discussed elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other reports filed with the Securities and Exchange Commission, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	Changes in the growth rate of the overall Hungarian, European Union and Central and Eastern European economies such that inflation, interest rates, currency exchange rates, business investment and consumer spending are impacted;

•	Materially adverse changes in economic conditions in Hungary and Central Europe;

•	Material changes in available technology;

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

•	The effect of Hungarian regulatory and legislative initiatives and proceedings including those relating to the terms of interconnection, access charges, universal service, unbundled networks, resale rates and the continued liberalization of the Hungarian telecommunications marketplace;

•	Changes in European Union laws and regulations, which may require Hungary and other countries to revise their telecommunications laws;

•	The overall effect of competition in the markets for the services that the Company currently provides and competition in the markets for services that the Company may enter into;

•	The entry into the Company’s markets by new competitors;

•	The final outcome of certain legal proceedings affecting the Company;

•	The Company’s accounting policies which are subject to regulatory review;

•	The timing and profitability of the Company’s entry into new markets;

•	Employee retention;

•	The Company’s ability to successfully integrate PanTel and other businesses or companies that the Company may acquire into the Company’s operations;

•	Changes in interest rates;

•	Changes in the currency exchange markets particularly in the Hungarian forint-euro exchange rate, the Hungarian forint-U.S. dollar exchange rate and the euro-U.S. dollar exchange rate which affect the Company’s financial statements and its ability to repay debt;

•	Political changes in Hungary;

•	The Company’s relationship with its controlling stockholder; and

•	The Company’s dependence on cash flow from its subsidiaries and certain restrictions on the payment of dividends by its subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Currency Exchange Rate Risks

The Company is exposed to various types of risk in the normal course of its business, including the risk from foreign currency exchange rate fluctuations. Company operations, including approximately 93% of net revenues and approximately 85% of operating expenses are Hungarian forint based. Therefore, the Company is subject to exchange rate risk with respect to its non-Hungarian forint denominated expenses, primarily euros and U.S. dollars, due to the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

variability between the Hungarian forint and the U.S. dollar and euro. The Company is also exposed to exchange rate risk since the Company has debt obligations in euros and U.S. dollars. If the Hungarian forint weakens in the currency exchange markets versus the U.S. dollar or euro, the Company would have to generate more revenue in Hungarian forints to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 245.93 as of December 31, 2004 to 249.59 as of September 30, 2005, an approximate 1.5% depreciation in the value of the Hungarian forint. At the same time, the Hungarian forint/U.S. dollar exchange rate changed from 180.29 as of December 31, 2004 to 207.56 as of September 30, 2005, an approximate 13% depreciation in value. Due to its limited exposure with respect to non-Hungarian forint denominated expenses, the Company has not entered into any agreements to manage its foreign currency risks related to such expenses but the Company continues to monitor the exchange rate risk related to such expenses.

The debt obligations of the Company are euro and U.S. dollar denominated. The Company’s policy is to consider utilizing foreign exchange rate hedging instruments or purchases of euro and U.S. dollar in advance in order to reduce its exposure to exchange rate risks associated with cash payments in euros and dollars under the Company’s debt obligations. The Company did not have any open foreign currency hedging instruments at September 30, 2005. Company policy requires that counterparties to any hedging instrument be substantial and creditworthy multinational commercial banks, which are recognized market makers.

Given the Company’s debt obligations, which include euro and U.S. dollar denominated debt, exchange rate fluctuations in operational currencies can have a significant impact on the financial statements in connection with foreign exchange gains/losses and the resulting debt balances.

For example, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by $8.5 million assuming that the U.S. dollar/forint rate did not change. A 5% change in the Hungarian forint/U.S. dollar rate along with a 5% change in Hungarian forint/euro rates would result in an $8.1 million to $8.9 million increase in the debt balance or a decrease of $8.1 million to $8.9 million.

Interest Rate Risks

The Company is exposed to interest rate risks because its outstanding U.S. dollar denominated debt obligation accrues interest at a variable rate tied to market interest rates. The interest rate on the U.S. dollar denominated obligation is based on USD LIBOR. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon the Company’s September 30, 2005 U.S. dollar denominated debt level. The Company evaluates market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates.

As of September 30, 2005, the Company has entered into interest rate swap agreements whereby it has exchanged 100% of the variable interest rate on its euro denominated debt for a fixed rate. The swap agreements are valid until December 31, 2010.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive and its Chief Financial Officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all conditions.

In preparing its Exchange Act filings, the Company utilized processes and procedures to provide reasonable assurance that information relating to PanTel that was required to be disclosed in such filings was recorded, processed, summarized and reported within the time periods specified by applicable SEC rules and was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. However, as the Company is still in the process of evaluating PanTel’s accounting systems and processes, there can be no assurance that PanTel’s disclosure controls and procedures will succeed in achieving its objectives.

SOX 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “SOX Act”) requires that the Company include an internal control report of management in its Annual Report on Form 10-K for the fiscal year ended 2005, which will be filed in 2006. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting (“internal control”), (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control, (iii) management’s assessment of the effectiveness of the Company’s internal control as of the end of the Company’s most recent fiscal year, including a statement as to whether or not internal control is effective, and (iv) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control.

The Company is in the process of documenting and testing the internal control of HTTC (the parent company) and Hungarotel (one of HTCC’s Hungarian operating subsidiaries) and is working diligently to satisfy the requirements of Section 404. The Company has dedicated management resources, engaged outside consultants and adopted a detailed work plan to assess internal control and take steps to improve internal control processes, where appropriate. The

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Company’s Section 404 compliance efforts have resulted in increased general and administrative expenses and required the commitment of significant financial and managerial resources.

While the Company expects to implement the requirements of Section 404 in a timely manner, there can be no assurances that the evaluation required by Section 404 will be completed on a timely basis or that the evaluation will not result in the identification of a material weakness in internal control that would preclude management from concluding, without qualification, that the Company’s internal control is effective. Failure to conclude that internal control is effective may result in a loss of investor confidence and have an adverse effect on the market price of the Company’s common stock.

There was no change in the Company’s internal control during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

PanTel

As permitted by the SEC, the Company will not be required under Section 404 to conduct a corresponding internal control assessment of PanTel, whose operations the Company acquired in February 2005. The Company considers the acquisition of PanTel to be material to the Company’s results of operations, financial position and cash flows from the date of acquisition through September 30, 2005 and considers the internal control of PanTel to be reasonably likely to materially affect the Company’s internal control.

Management is currently executing post-acquisition integration plans. As part of the integration of PanTel into the Company’s financial reporting system, the Company has evaluated some of PanTel’s accounting systems and processes and revised some of PanTel’s and Hungarotel’s accounting systems and processes in order to synchronize HTCC’s subsidiaries’ accounting systems and processes in anticipation of the Company’s plans to consolidate Hungarotel’s and PanTel’s accounting systems and processes in 2006. During the course of that evaluation, the Company has become aware of certain deficiencies in PanTel’s accounting systems and processes in connection with PanTel’s accounting for inventory and accounts payable. To date, these deficiencies have not had a material effect on the Company’s reported financial results. The Company expects to complete its evaluation of PanTel’s accounting systems and processes, and any remediations if necessary, by the end of 2005.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	In 1999 the Company issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. At the end of the third quarter 2005, the preferred shares were held by TDC A/S. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of September 30, 2005, the total arrearage on the Preferred Shares was $625,000.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation or succession

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

4.1	Certificate of Incorporation and By-Laws of the Registrant (see exhibits 3(i) and 3(ii))

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

11	Statement re computation of per Share Earnings (not required)

15	Letter re unaudited interim financial information (not required)

18	Letter re change in accounting principles (none)

19	Report furnished to security holders (none)

22	Published report regarding matters submitted to vote of security holders (none)

24	Power of Attorney (none)

31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

November 11, 2005	By:	/s/ Torben V. Holm
Torben V. Holm President and Chief Executive Officer

November 11, 2005	By:	/s/ William McGann
William McGann Chief Financial Officer (Principal Accounting Officer, Principal Financial Officer)

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits*

Exhibit No.	Description
31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	The other exhibits listed in the List of Exhibits in the Report on Form 10-Q have been incorporated by reference into such Report.