Form 10-K
period 2005-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2006-02-28
CIK 889949

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 24, 2006, 12,806,665 shares of the registrant’s Common Stock were outstanding, of which 4,659,835 were held by non-affiliates of the registrant. The aggregate market value of the registrant’s Common Stock held by non-affiliates, computed by reference to the closing price of the Common Stock on the American Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $80.1 million. The exclusion of shares owned by any person from such amount shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

Documents Incorporated by Reference

Part III - Portions of the Registrant’s proxy statement for its 2006 Annual Meeting of Stockholders.

Glossary of Terms

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

Access Lines. Telephone lines reaching from the customer’s premises to a connection with the telephone service provider’s network. When we refer to our access lines, we include our customers with either a wired or fixed wireless connection to our network.

Access Network. The part of the telecommunications network which connects the end users to the backbone.

Asynchronous Transfer Mode (ATM). A broadband, network transport service that provides a fast, efficient way to move large quantities of information.

Backbone. A centralized high-speed network that interconnects smaller, independent networks.

Bandwidth. The number of bits of information which can move through a communications medium in a given amount of time (normally measured in bits per second).

Broadband. High speed access to the Internet. Telecommunication in which a wide band of frequencies is available to transmit information. Because a wide band of frequencies is available, information can be multiplexed and sent on many different frequencies or channels within the band concurrently, allowing more information to be transmitted in a given amount of time. Various definers have assigned a minimum data rate to qualify as broadband.

Carrier Selection. The ability to select the telecommunications service provider for certain calls on a call-by-call basis, whereby a telecommunications service provider different from the default telecommunications service provider may be selected by the subscriber by dialing a prefix when making certain calls.

Carrier Pre-Selection. The ability to select the telecommunications service provider for certain calls on a pre-set basis so that the selected telecommunications service provider is the default telecommunications service provider on such calls without having to dial a prefix.

Central Office (CO). The site with the local telecommunications provider’s equipment that routes calls to and from customers. It also connects customers to Internet Service Providers and long distance carriers.

Dark Fiber. Unused fiber optic cable. Fiber optic cables convey information in the form of light pulses so that “dark” fiber means that no light pulses are being sent over the fiber optic cable.

Dense Wavelength Division Mulitplexing (DWDM). A way of increasing the capacity of fiber optic networks. DWDM carries multiple colors of light, or multiple wavelengths on a single strand of fiber.

Digital Enhanced CordlessTelecommunications (DECT). A wireless standard based on time division multiple access technology used for wireless local loop systems.

Digital. A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers minimize distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

Digital Subscriber Line (DSL). A technology for providing high-speed data communications over copper telephone lines.

Ethernet. A local area network architecture. It is the most common type of connection computers use in a local area network. An Ethernet port looks much like a regular phone jack, but is slightly wider. This port can be used to connect a computer to another computer, a local network, or an external DSL or cable modem.

Fiber Optic Cable. A type of cable made from hair-thin glass (rather than copper) through which information travels as light. Fiber optic cables have a much greater bandwidth capacity than metal cables. Fiber optic cables form the basis for telecommunication providers’ backbone networks in transmitting information long distances.

Firewall. A system that acts as an interface between two networks and regulates traffic between those networks for the purpose of protecting the internal network from electronic attacks originating from the external network. Normally a firewall is deployed between a trusted, protected private network and a public network. For example, the trusted network might be a corporate network and the public network might be the Internet.

Fixed Lines/Fixed Telephone Lines. Refers to both wireline and fixed wireless telephone access lines.

Fixed Wireless. The operation of wireless devices (such as a telephone) in fixed locations such as homes and offices. The geographic range of the mobility is limited to a small area.

Frame Relay. A high speed switching technology, primarily used to interconnect multiple local area networks.

Incumbent Local Telephone Operator (ILTO). A traditional wireline telecommunications service provider that, prior to the end of 2002, had the exclusive right and responsibility for providing local telecommunications services in certain local service areas within Hungary.

Integrated Services Digital Network (ISDN). A telecommunications standard that uses digital transmission technology to support voice, video and data communication applications over regular telephone lines.

Internet Protocol (IP). A protocol for transferring information across the Internet in packets of data.

Internet Service Providers (ISPs). Businesses that provide Internet access to customers.

Last Mile. The telecommunications technology that connects the customer’s premises directly to the network of the telecommunications provider, traditionally a wired connection through a twisted pair copper wire telephone cable (in the case of the telecommunications provider) or a coaxial cable (in the case of a cable television operator) but it can also be a fixed wireless connection.

Local Area Network (LAN). A network located in a single location such as a floor, department or building.

Local Loop. The telephone line that runs from the local telephone company’s equipment to the end user’s premise. The local loop can be made up of fiber, copper or wireless media. It usually refers to the wired connection from a telephone company’s central office in a local area to its customer’s premises.

Local Loop Unbundling. The process of making the local loop available to the local loop owner’s competitors.

Metropolitan Area Network (MAN). A network that covers a metropolitan area such as a portion of a city. The area is larger than that covered by a local area network but smaller than the area covered by a wide area network.

Multiplexing. The combination of multiple analog or digital signals for transmission over a single line.

Network. An arrangement of data devices that can communicate with each other such as the telephone network over which telephones and modems communicate with each other.

Point of Presence (POP). The physical location where the line from a long distance carrier or the server of an Internet Service Provider connects to the line of the local telecommunications service provider (usually at the local telephone company’s central office).

Point to Multipoint (PMP). Refers to the use of microwave technology to link the telecommunications service provider’s point-of-presence with a number of remote customer locations.

Point to Point (PP). Refers to the use of microwave technology to link the telecommunications service provider’s point-of-presence directly with one single customer location.

Private Branch Exchange (PBX). Computerized on-site telephone system’s located within an organization’s premises. They route calls both within an organization and from the outside world to people within the organization.

Private Lines or Dedicated Lines or Leased Lines. A telephone line (a direct circuit or channel) specifically dedicated to an end-user organization for the purpose of directly connecting two or more of that organization’s sites. They are used to transmit voice, data or video between the sites.

Synchronous Digital Hierarchy (SDH). The international standard for synchronous data transmission over fiber optic cables. The North American equivalent of SDH in SONET.

Transit Services. An interconnection service whereby a carrier provides transportation services for information (voice, data and video) by linking two networks that are not directly interconnected.

Universal Mobile Telecommunications System (UMTS). A third generation (3G) wireless system designed to provide a wide range of voice, high speed data and multimedia services.

Unbundled Network Elements (UNEs). The discrete elements of a telecommunications service provider’s network that are sold or leased to competing telecommunications service providers, which elements may be combined to enable that competitor to provide retail telecommunications services.

Virtual Private Network (VPN). A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions. It provides the functions and features of a private network without the need for dedicated private lines between different end-user organization’s sites. Each end-user organization’s site connects to the network provider’s network rather than directly to the end-user’s other sites.

Voice over Internet Protocol (VoIP). The transmission of voice using Internet-based technology over a broadband connection rather than a traditional wire and switch-based telephone network.

Web Hosting. The business of providing server space, storage, Web services and file maintenance for Web sites controlled by individuals or businesses that do not have their own Web servers.

Wide Area Network (WAN). A geographically dispersed network that is housed in more than one location. Its area is larger than that covered by metropolitan area network.

Wireless Local Loop. A wireless connection between the customer’s premises and the telephone company’s central office.

PART I

In this Form 10-K, all references to “$” or “U.S. dollars” are to United States dollars, all references to “EUR” or “euros” are to the euro which is the currency of the European Monetary Union, and all references to “HUF” or “forints” are to Hungarian forints. Certain amounts stated in euros and forints herein have been also stated in U.S. dollars solely for the informational purposes of the reader, and should not be construed as a representation that such euro or forint amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise stated or the context otherwise requires, such amounts have been stated at December 31, 2005 exchange rates. The forint/U.S. dollar middle exchange rate as of December 31, 2005 was approximately 213.58 forints per U.S. dollar.

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Hungarian Telephone and Cable Corp. and its consolidated subsidiaries.

Item 1. Business

Company Overview

Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant”) was incorporated in Delaware in 1992 as a holding company to acquire concessions from the government of the Republic of Hungary to own and operate local wireline telephone networks in Hungary as Hungary privatized its telecommunications industry. We have provided basic local wireline telephone services within three defined regions of Hungary since 1996 and long distance services to our customer base since 2002. We operate that business through our Hungarian subsidiary, Hungarotel Tavkozlesi Zrt. (“Hungarotel”). As of December 31, 2005, Hungarotel had approximately 158,000 telephone access lines to service its business and residential customer base. Hungarotel is also a broadband and dial-up Internet Services Provider.

In order to expand our business in Hungary and the surrounding countries, we acquired PanTel Tavkozlesi Kft., a Hungarian company (“PanTel”). We purchased an initial 25% interest in PanTel in November 2004 and acquired the remaining 75% from Royal KPN NV, the Dutch telecommunications provider (“KPN”), on February 28, 2005. PanTel is Hungary’s leading alternative telecommunications provider with a nation-wide fiber optic backbone telecommunications network linking every county in Hungary. PanTel provides voice, data and Internet services to businesses throughout Hungary in competition with other telecommunications service providers including Magyar Telekom (the formerly State-controlled monopoly telephone company, which recently changed its name from Matav to Magyar Telekom). PanTel provides, through another one of our subsidiaries PanTel Technocom Kft,. telecommunications services to MOL (the Hungarian oil company) and operates and maintains various parts of MOL’s telecommunications network. PanTel also uses its network capacity to transport voice, data and Internet traffic on a wholesale basis for other telecommunications service providers and Internet Service Providers in Hungary. PanTel’s network crosses Hungary’s borders and, using a combination of owned and leased capacity, extends into other countries of the Central and Eastern European region including Austria, Bulgaria, Croatia, the Czech Republic, Romania, Serbia and Montenegro, Slovakia, Slovenia, and Ukraine. To service its customers’ global telecommunications needs, PanTel has interconnection agreements with several major international telecommunications service operators which provide for interconnection at international telecommunications hubs in Frankfurt and Vienna.

Hungarotel

We acquired the concession rights for local wireline telephone services in three defined regions from the Hungarian government for $11.5 million (at historical exchange rates) and purchased the existing telecommunications infrastructure, including 61,400 telephone access lines, from Magyar Telekom in 1995 and 1996 for $23.2 million (at historical exchange rates). The acquired telecommunications infrastructure was somewhat antiquated (manual exchanges and analog lines). We overhauled the existing infrastructure with a major capital expenditures program ($214 million through 2005 (at historical exchange rates)). The results of this investment are expanded and modern telecommunications networks in the three operating regions (“Bekes,” “Nograd” and “Papa/Sarvar,” each a “Hungarotel Operating Area” and together, the “Hungarotel Operating Areas”) deploying Siemens and Ericsson technology. Hungarotel was able to provide connections to its customers who had waited years (in some cases, for over 20 years) for telephone service and offer modern telecommunications services beyond traditional voice service to all of its subscribers.

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

While Hungarotel had a government-protected monopoly on local wireline voice telephone services in the Hungarotel Operating Areas through 2002, Magyar Telekom was the sole provider of domestic and international long distance wireline voice telephone services through 2001 under a government-protected monopoly. Hungarotel had to transfer all of its long distance voice traffic to Magyar Telekom for completion. When Magyar Telekom’s monopoly expired, Hungarotel became the sole long distance carrier for its customer base beginning in 2002. Since we did not have our own nation-wide long distance network or an international network, international calls and certain domestic long distance calls initiated in the Hungarotel Operating Areas by our customers had to be transferred to another telecommunications carrier for transmission to the local telecommunications network of the party receiving the call. Competition in the Hungarotel Operating Areas for wireline services effectively began in 2004. With carrier selection, “unbundling obligations” and number portability now fully implemented in the Hungarian telecommunications marketplace, Hungarotel is subject to intense competition in its home markets. See “-Summary of the Communications Act-Significant Market Power.”

In addition to local, domestic long distance, and international voice services, Hungarotel offers its subscribers data transmission and other value-added services, including broadband DSL Internet access and services, dial-up Internet access and services, voice mail, Internet Protocol-based voice services for international calls, leased line services, caller ID, call waiting, call forwarding, three-way calling, toll free calling services and audio text services.

The following table sets forth certain information as of December 31, 2005 with respect to each of the Hungarotel Operating Areas.

Area	Bekes	Nograd	Papa/Sarvar	Total
Population	390,700	147,400	125,600	663,700
Residences	166,900	62,400	50,300	279,600
Businesses (1)	23,100	8,900	6,500	38,500
Access Lines:
Residential	70,600	29,400	29,800	129,800
Business (2)	15,900	7,000	5,600	28,500
Total	86,500	36,400	35,400	158,300
Pay phones	696	345	296	1,337
Population Penetration (3)	22.1	24.7	28.2	23.9
Residential Penetration (4)	42.3	47.1	59.2	46.4

(1)	Represents Company estimates of business and other institutional subscribers or potential subscribers (including government institutions).
(2)	Represents Company estimates of subscribers which are businesses and other institutional subscribers (including government institutions), leased lines and pay phones. Includes ISDN equivalent lines.
(3)	Population Penetration rate is defined as the number of access lines per 100 inhabitants.
(4)	Residential Penetration rate is defined as the number of residential access lines per 100 residences.

The following map shows the location within Hungary of the Hungarotel Operating Areas.

PanTel

PanTel was founded in 1998 by KPN, MAV Rt. (“MAV,” the Hungarian state railroad company) and KFKI Investment Ltd. (a Hungarian entity) to compete with Magyar Telekom, the former State-

controlled telecommunications company which had a government-protected monopoly in the Hungarian domestic and international long distance wireline voice telecommunications market. Following a tender process, the Hungarian government awarded PanTel licenses to provide data transmission and other services that were not subject to Magyar Telekom’s government-protected monopoly rights for long distance voice services. In 1999, PanTel began building along MAV’s railroad rights-of-way what is now a 3,700 kilometer-long state-of-the-art fiber optic backbone telecommunications network. The network was built based on SDH/DWDM (synchronous digital hierarchy/dense wavelength division multiplexing) and Internet Protocol (“IP”) technology and can carry voice and data traffic on dedicated lines as well as voice and data over IP. PanTel’s nation-wide backbone network enables it to service customers throughout the entire country. PanTel also built metropolitan area networks, including a metropolitan area network covering Budapest, which networks connect to PanTel’s backbone network.

Until 2002 PanTel was only allowed to offer data and VoIP services in Hungary. When the Hungarian government ended Magyar Telekom’s monopoly rights for long distance voice services, PanTel was able to compete with Magyar Telekom and offer all modern telecommunications services including traditional voice services. Customers can now choose their provider on a call-by-call basis through carrier selection (by dialing a 4 digit prefix) or on an automatic continuing basis through carrier pre-selection. PanTel’s target market has been larger business customers with whom it can establish a direct high bandwidth fiber optic (fiber-to-the-premise) or wireless point-to-point connection between the business customer’s premises and PanTel’s network. For these business customers, PanTel can meet all of the business customer’s wireline telecommunications requirements by providing all of the capacity and bandwidth that the customer needs as well as high standard voice and high speed Internet services. PanTel has the authorization and the necessary network to utilize the 1.5 and 3.5 GHz wireless frequency blocks which enable PanTel to service smaller and medium-sized business customers with lower traffic and bandwidth requirements by connecting them to PanTel’s backbone network with a wireless point-to-multipoint connection. For these customers, PanTel can provide high quality services without having to construct a direct physical connection to the business or lease an existing connection from another telecommunications service provider (through unbundling). See “-Summary of the Communications Act-Significant Market Power.”

In 2004 the Hungarian government took another step to increase competition in the telecommunications marketplace by implementing number portability. Subscribers are now free to switch telephone service providers and keep their existing phone numbers. Allowing subscribers, particularly business subscribers, to keep their phone numbers when they switch service providers took away one more hurdle to a competitive environment. PanTel is now able to compete primarily on price and service. PanTel can connect a new subscriber (switching service to PanTel) directly to the PanTel network by constructing a fiber optic or wireless connection to the subscriber’s premises or by using the existing connection of the subscriber’s former service provider under an interconnection or unbundling arrangement. See “-Summary of the Communications Act-Significant Market Power.”

Like Hungarotel, PanTel offers its business customers modern domestic and international telecommunications services over its high speed network and that of its international partners as well as the traditional voice services such as local calls and domestic and international long distance calls. PanTel also offers its business customers other services that businesses require including: high speed Internet access; data transport services including managed leased lines, ATM services, and frame relay services; virtual private networks; and Web hosting. PanTel is also a wholesaler and sells capacity and transport services on its network to other wireline and wireless telecommunications providers and Internet Service Providers. PanTel’s international network allows it to transfer voice, data and Internet traffic to and from Hungary.

As of December 31, 2005, PanTel had approximately 34,000 telephone access lines in service with customers in Hungary and other countries in Central and Eastern Europe including other telecommunications service providers, cable television operators and Internet Service Providers for whom PanTel transports voice, data and Internet traffic in the wholesale market.

The following commercial maps depict PanTel’s national and international networks.

Warsaw
Kiev
Frankfurt
Prague
Vienna
Bratislava
Chop
Maribor
Budapest
Ljubljana
Timisoara
Zagreb
Bucharest
Belgrade
Podgorica
Sofia
Istanbul
Skopje
Athens
Own POPs with own capacity
Own POPs with leased capacity
Planned

Hungarotel and PanTel

Prior to our acquisition of PanTel, Hungarotel and PanTel had established a working relationship and were providing each other with various services. With the PanTel acquisition complete, we are now capitalizing on the synergies of a combined Hungarotel and PanTel. Hungarotel brings the combined entity its experience in the residential markets and local networks while PanTel provides its experience in the nation-wide business and wholesale markets and its international experience along with its backbone network.

The Hungarian Telecommunications Market

Hungary has a population of approximately 10.1 million. As of December 31, 2005, there were approximately 3.356 million fixed telephone lines in service in Hungary, which represents approximately 33.2 fixed telephone lines per 100 inhabitants with about 66.7% of all Hungarian residences having a fixed telephone line. There were over 9.3 million wireless phones in service representing a penetration rate of over 92% of Hungary’s population.

Other

Our common stock is traded on the American Stock Exchange under the symbol “HTC.” Our principal office in Hungary is located at Dorottya Udvar, Bocskai ut 134-146, H-1113, Budapest; telephone (361) 888-3535. Our United States office is located at 1201 Third Avenue, Suite 3400, Seattle, Washington 98101-3034; telephone (206) 654-0204. Our Internet address is http://www.htcc.hu and it contains a link to our filings with the U.S. Securities and Exchange Commission (the “SEC”).

Atlantic Ocean
Hebrides
Orkney Islands
Bergen
Oslo
Stockholm
Tallinn
Estonia
Moscow
Skagerrak
Göteborg
Gotland
Riga
Latvia
North
Sea
Denmark
Copenhagen
Malmö
Öland
Baltic Sea
Bornholm
Lithuania
Vilnius
Russia
Minsk
Belarus
Aberdeen
Edinburgh
Glasgow
Belfast
Newcastle
Ireland
Dublin
Irish
Sea
Liverpool
U.K.
Cardiff
London
Neth.
Amsterdam
Hamburg
Rostock
Gdansk
Berlin
Poznan
Warsaw
Poland
Kiyev (Kiev)
50°
Germany
Brussels
Belgium
Bonn
Frankfurt
English Channel
Le Havre
Paris
Lux.
Luxembourg
Prague
Czech Rep.
Krakow
L'vov
Ukraine
Slovakia
Bratislava
Moldova
Kishinev
Odessa
Strasbourg
Munich
Vienna
Budapest
Hungary
Nantes
Switz.
Liech.
Austria
Bern
Slovenia
Ljubljana
Zagreb
Romania
Black
Sea
Bay of Biscay
France
Venice
Milan
Bos.& Herz.
Bucharest
Constanta
Bordeaux
Croatia
Adriatic Sea
Varna
San Marino
Belgrade
Serbia
Bulgaria
Bilbao
Monaco
Sarajevo
Sofia
Marseille
Porto
Italy
Mont.
Spain
Podgorica
Skopje
Istanbul
40°
Corsica
Rome
Tirane
Mace.
Portugal
Madrid
Barcelona
Thessaloniki
Alb.
Turkey
Naples
Lisbon
Sardinia
Tyrrhenian Sea
Aegean
Sea
Valencia
Greece
Balearic Islands
Ionian Sea
Patrai
Athens
Strait of Gibraltar
Málaga
Mediterranean Sea
Gibraltar (U.K.)
Sicily
Rhodes
Algiers
Crete

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

	Annual GDP % Growth Rate	Annual % Inflation Rate
1995	1.7	28.2
1996	1.3	23.6
1997	3.5	18.2
1998	5.0	14.5
1999	4.9	10.0
2000	5.3	9.8
2001	3.8	9.2
2002	3.5	5.3
2003	2.9	4.7
2004	4.0	6.8
2005	4.6	3.6

The unemployment rate has decreased from 11.1% in 1995 to 6.1% in 2005.

Today Hungary is considered one of the most developed countries in Central and Eastern Europe. Since 1990, foreign direct investment, from countries around the world including the United States, the United Kingdom, Germany, Austria, the Netherlands, and Japan, has exceeded EUR 53 billion. The Hungarian government has undertaken increased efforts to create a positive and competitive business climate and infrastructure in order to attract investment capital. The Hungarian government is promoting Hungary as the logical regional hub for Central and Eastern Europe based on a knowledge-based economy, innovation and hi-tech industries. Hungary has seen increased investment in service and R&D centers as well as the electronics, automotive, IT, biotechnology, pharmaceutics, chemical and energy sectors of the economy. Foreign investors in Hungary include global companies such as Ericsson, ExxonMobil, Flextronics, GE, General Motors, GlaxoSmithKline, IBM, Microsoft, Nokia, Novartis, Oracle, Philips, Siemens, Volkswagen and Zoltek.

Hungary is a member of the European Union (“EU”), the North Atlantic Treaty Organization (“NATO”) and the World Trade Organization (“WTO”). Hungary’s current target date to adopt the euro as its currency is 2010.

Overview of Hungarian Telecommunications Industry

The Hungarian Telecommunications Industry Prior to Privatization

In 1989, the Hungarian state-owned Post, Telegraph and Telephone (“PTT”) was divided into three separate companies: the Hungarian Broadcasting Company (“Antenna Hungaria”), the Hungarian Post Office (“Magyar Posta”) and Magyar Telekom. The Hungarian PTT was historically the exclusive provider of telecommunications services in Hungary. The Hungarian telecommunications market was significantly underdeveloped without the investment in the telecommunications infrastructure necessary to achieve a comparable level of teledensity to that of Western Europe. As of December 31, 1995, Hungary had a basic telephone penetration rate of approximately 21 telephone access lines per 100 inhabitants compared to a European Union average of approximately 48 telephone access lines per 100 inhabitants and a United States average of approximately 60 telephone access lines per 100 inhabitants. Of such access lines in Hungary, approximately 40% were located in Budapest (in which approximately 17% of Hungary’s population resides). In the Hungarotel Operating Areas, access line penetration was approximately 9 telephone access lines per 100 inhabitants as of December 31, 1995.

Privatization of Magyar Telekom and Local Telephone Service

In 1992, the Hungarian government began the process of privatizing Hungary’s telecommunications industry by selling an initial 30% stake in Magyar Telekom (raised to 67% in 1995) to MagyarCom, a company then wholly owned by Deutsche Telekom AG, the German public telephone operator (“Deutsche Telekom”), and Ameritech, a United States telecommunications company. In 1997, Magyar Telekom completed its initial public offering pursuant to which MagyarCom’s stake in Magyar Telekom was reduced to approximately 60% and the Hungarian State’s stake was reduced to approximately 6%. The Hungarian State also retained certain shareholder rights by retaining one “Golden Share.” In 1999, the Hungarian State sold its remaining 6% ownership interest in Magyar Telekom but retained its “Golden Share.” In 2000, Deutsche Telekom purchased the entire ownership interest of SBC Communications Inc. (Ameritech’s successor) in MagyarCom. Today, MagyarCom owns 59.2% of Magyar Telekom while 40.8% is publicly traded on the Budapest and New York Stock Exchanges.

In 1992, the Hungarian government divided the country into 54 primary telecommunications service areas in order to take some of the primary telecommunications service areas out of Magyar Telekom’s national network with respect to the provision of basic local wireline telephone services. Magyar Telekom was allowed to continue its monopoly in the provision of domestic and international long distance services through 2001. In 1993, the Hungarian government solicited bids for concessions to build, own and operate telecommunications networks in the 25 service areas which had been chosen to exit the Magyar Telekom system. The Hungarian government awarded 23 concessions out of the 25 that the Hungarian government solicited bids for. Holders of those 23 concessions today (each an “Incumbent Local Telephone Operator,” “ILTO,” and together the “ILTOs”) include: us (5 concession areas); Invitel Telecommunications Services Rt. (“Invitel”), owned by AIG Emerging Europe Infrastructure Fund and GMT Communications Partners Limited (9 concession areas); Monor Communications Group (“Monortel”), part of Liberty Global, Inc., the global cable television operator based out of Denver, Colorado (NASDAQ:LBTYA) (1 concession area); and Magyar Telekom (8 concession areas). Magyar Telekom also retained the rights to service the 2 concession areas for which there were no successful bidders. Each of the ILTOs (including Magyar Telekom) received 25-year licenses to provide basic local wireline telephone services with exclusivity rights in their respective concession areas, which exclusivity rights all expired by the end of 2002. In addition to the fees paid to the government which aggregated approximately $80.0 million (at historical exchange rates), each of the non-Magyar Telekom ILTOs negotiated a separate asset purchase agreement with Magyar Telekom for each concession area’s existing basic telephone plant and equipment, which led to the transfer of approximately 260,000 access lines from a total of 1.2 million access lines in the Magyar Telekom system. Today Magyar Telekom’s basic local wireline telephone service areas cover approximately 72% of Hungary’s population and approximately 70% of its geographic area.

Domestic and International Long Distance Services

The Hungarian government allowed Magyar Telekom to continue its monopoly in the provision of domestic and international long distance wireline voice services through 2001. In 1998, the Hungarian government awarded PanTel licenses to provide such services as data transmission, voice mail and other services, which were not subject to exclusive concessions. PanTel built its own country-wide telecommunications network. At the end of 2001, the domestic and international long distance market was officially opened up to competition when Magyar Telekom’s right to provide exclusive domestic and international long distance wireline voice transmission expired. Other telecommunications service providers have since entered the market. See “-Competition.”

Wireless Services

In 1993, the Hungarian government awarded Westel (the predecessor name to T-Mobile Hungary) and Pannon licenses to provide nation-wide digital wireless telephone services. Westel already had a license to provide analog wireless telephone services. Magyar Telekom owns 100% of T-Mobile Hungary (which is merging into Magyar Telekom) and Telenor ASA (the Norwegian telecommunications company) owns 100% of Pannon.

In 1999, the Hungarian government awarded an additional digital mobile phone license to Vodafone Rt. (“Vodafone”), a subsidiary of Vodafone Group Plc., following a bidding process.

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

Telecommunications services in Hungary are currently regulated by the Informatics and Communications Ministry of the Hungarian government (the “IC Ministry”) which is led by the Informatics and Communications Minister (the “IC Minister”). The National Communications Authority, a central administrative organization, reports to the IC Minister and the Hungarian government. The National Communications Authority is divided into two units: the Council of the National Communications Authority and the Office of the National Communications Authority. Hungarotel’s operating concessions for local wireline telephone services from the Hungarian government were originally governed by individual concession contracts which have been substantially superseded by subsequent legislation. The Company is in negotiations with the IC Minister to amend or terminate Hungarotel’s concession contracts. See “- Summary of the Communications Act.”

The Hungarian Telecommunications Industry Today

Since 1994, the ILTOs, including Magyar Telekom, have spent over a billion U.S. dollars to build modern state-of-the-art telecommunications networks throughout Hungary. At the end of 2005, Magyar Telekom had approximately 2.753 million access lines connected to its telecommunications network, while Invitel, Monortel and Hungarotel (the other ILTOs) had approximately 370,000 (estimated), 75,000

(estimated) and 158,000 access lines, respectively, connected to their local telecommunications networks. Hungarotel had 24 access lines per 100 inhabitants in its Hungarotel Operating Areas as compared to 33 access lines per 100 inhabitants in all of Hungary at the end of 2005.

In the domestic and international long distance market, other service providers have entered the market to compete with Magyar Telekom and PanTel. However, only Magyar Telekom and PanTel have nation-wide networks while Invitel has expanded its network out of its local service areas to a large part of Hungary.

At the end of 2005, T-Mobile Hungary had a wireless phone subscriber base of 4.2 million, while Pannon’s subscriber base was 3.1 million and Vodafone’s subscriber base was 2.0 million. The overall penetration rate for wireless service in Hungary was over 92% at the end of 2005. The Hungarian government awarded each of three incumbent wireless providers a Universal Mobile Telecommunications System (“UMTS” or “3G”) license in December 2004 following a tender process. In late 2005, the three wireless carriers began rolling out their 3G service in Budapest. Since 2004, more than 50% of the total voice traffic market within Hungary has been handled by the 3 Hungarian wireless telephone service providers

In the Internet services market, all of the ILTOs are providing dial-up and broadband Internet service. There are also independent Internet Service Providers without telecommunications networks. Some of the cable television companies operating in Hungary are offering Internet services and UPC Hungary, the owner of the ILTO Monortel, and T-Kabel, a subsidiary of Magyar Telekom, have also introduced voice services over their cable television networks.

TDC

TDC A/S, formerly known as Tele Danmark A/S (together with its affiliates, “TDC”), owns 62% of our outstanding common stock (“Common Stock”) in the aggregate. Most of the remaining 38% of our outstanding Common Stock is held by the public and traded on the American Stock Exchange.

TDC is a Danish full-service provider of communications solutions throughout Europe. TDC is the leading provider of communications services in Denmark, the second-largest communications provider in Switzerland and holds significant interests in a range of communications companies elsewhere across Northern and Continental Europe. TDC’s stock is traded on the stock exchanges in Copenhagen, London and New York (NYSE:TLD). In February 2006, Nordic Telephone Company ApS, a Danish entity owned by 5 private equity firms (“NTC”), completed its tender offer for the outstanding shares of TDC. NTC now owns over 88.2% of TDC.

At December 31, 2005, TDC had total assets of Danish Kroner 93.5 billion (approximately $14.8 billion) and shareholders’ equity of Danish Kroner 43.8 billion (approximately $6.9 billion). For 2005, TDC had net income of Danish Kroner 7.45 billion (approximately $1.2 billion) on net revenues of Danish Kroner 46.6 billion (approximately $7.4 billion).

As a result of certain agreements that we have entered with TDC (the “TDC Agreements”), we have issued 2,579,588 shares of Common Stock to TDC. In 2002, TDC purchased 1,285,714 shares of Common Stock from a former shareholder of the Company. In 2004, TDC purchased an additional 1,383,544 shares of Common Stock that were held by another former shareholder of the Company. In 2005 TDC purchased from another former shareholder of the Company an additional 2,750,96 shares of Common Stock, warrants to purchase 2,500,000 shares of Common Stock, 12,000 shares of the Company’s preferred stock convertible into 120,000 shares of Common Stock, and notes issued by the Company in the principal amount of $25 million. As of February 24, 2006, TDC owned 62% of the outstanding Common Stock and 66% of the outstanding Common Stock on a fully diluted basis. The TDC Agreements provide TDC with certain preemptive rights to purchase, upon the issuance of Common

Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest of the outstanding Common Stock. See Notes 5, 10 and 14 of Notes to Consolidated Financial Statements, and see also Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Directors and Officers

Our current directors are Kim Frimer (Chairman of the Board of Directors), the President of TDC Solutions, a business unit of TDC that provides communications services; Ole Bertram, our former President and Chief Executive Officer; Jesper Helmuth Larsen, the Chief Financial Officer of TDC Solutions; Christian Eyde Moeller, the head of international operations for TDC Solutions; John B. Ryan, a retired financial consultant; and William E. Starkey, a retired Senior Executive with GTE Corporation. Our executive officers are Torben V. Holm, President and Chief Executive Officer; William T. McGann, Chief Financial Officer; Peter T. Noone, General Counsel and Secretary; Tamas Vagany, Chief Commercial Officer (Domestic); and Alex Wurtz, the head of our Corporate Business Development. Messrs. Holm, McGann, Vagany and Wurtz comprise the Executive Committee of management.

The Hungarotel Operating Areas

The following is a brief description of each of the Hungarotel Operating Areas:

Bekes

Our Bekes operating region encompasses the southern portion of Bekes County, which borders Romania. The Bekes operating region is comprised of 75 municipalities and has a population of approximately 390,700 with an estimated 166,900 residences and 23,100 business and other potential subscribers (including government institutions). Bekes is the most intensively cultivated agrarian region in Hungary and produces a substantial portion of Hungary’s total wheat production. Industry, generally related to food processing, glass and textile production, is also a strong employer in the region. Foreign investors in the operating region include Owens-Illinois of the United States and a number of European manufacturers. The region is also a center for natural gas exploration and production. As of December 31, 2005, we had 86,500 access lines connected to our network in the Bekes operating region. Our network in the Bekes operating region utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Nograd

Our Nograd operating region is comprised of 76 municipalities in the eastern portion of Nograd County, which borders Slovakia. The Nograd operating region has a population of approximately 147,400 with an estimated 62,400 residences and 8,900 business and other potential subscribers (including government institutions). The principal economic activities in the Nograd operating region include light manufacturing, tourism, some coal mining and agriculture. Foreign investors in the region include the Italian-owned dairy producer, Sole, and the German company, Paramount Glass. The Nograd operating region’s proximity to Budapest, 1.5 hours by car, and its many cultural attractions makes it a desirable weekend and tourist destination. As of December 31, 2005, we had 36,400 access lines connected to our network in the Nograd operating region. Our network in the Nograd operating region utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Papa/Sarvar

Our Papa/Sarvar operating region is composed of 114 municipalities located in the counties of Veszprem and Vas. The population of the Papa/Sarvar operating region is approximately 125,600 with an estimated 50,300 residences and 6,500 business and other potential subscribers (including government institutions). The portion of the Papa/Sarvar operating region in Veszprem County is relatively underdeveloped economically with the principal economic activities centered around light industry, appliance manufacturing, agriculture and forest products. Significant foreign investors in Veszprem County include ATAG, the Dutch appliance maker, and Electricité de France. The principal economic activities in the portion of the Papa/Sarvar operating region located in Vas County include heavy manufacturing and assembling, agriculture and tourism. Significant employers in Vas County include: Linde (a German natural gas distributor); Flextronics (an electronics components assembler); and Saga (a British-owned poultry processor). As of December 31, 2005, we had had 35,400 access lines connected to our network in the Papa/Sarvar operating region. Our network in the Papa/Sarvar operating region utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Network Design

Hungarotel has versatile modern telecommunications networks which substantially replaced the antiquated systems purchased from Magyar Telekom. The networks provide many of the technologically advanced services currently available in the United States and Western Europe. Most of Hungarotel’s networks are based on digital hosts and remotes with fiber optic rings and copper feeder and distribution. Such a distribution system is the conventional system used in the United States and Western Europe. Telecommunications services are transmitted to the home through twisted pair copper wire telephone cable. We have replaced all manually operated local battery and common battery cord type switchboards purchased from Magyar Telekom while progressively replacing all of the analog switching systems with digital technology in order to provide the latest features and services. Hungarotel’s conventional networks have been designed to employ an open architecture, generally using Synchronous Digital Hierarchy (“SDH”) technology for system resilience. Hungarotel’s networks are designed to provide voice and high speed data services. We believe that the flexible design of Hungarotel’s conventional networks allows us to readily implement new technologies and provide enhanced or new services. Hungarotel’s switches in its conventional networks allow it to connect to networks operated by the other ILTOs, and the long distance carriers such as Magyar Telekom and PanTel in order to route voice and data transmissions.

PanTel built a nation-wide state-of-the-art fiber optic backbone network based on SDH/DWDM and Internet-Protocol technology linking every county in Hungary. The network provides fiber optic access to every major city within each Hungarian county. Within these cities PanTel has microwave access networks which cover up to a 20 to 30 kilometer range around each city. PanTel’s network enables it to provide all of its customers’ capacity and bandwidth requirements for voice, data and Internet transmission. PanTel built a metropolitan area network in Budapest, which network connects to the PanTel backbone network allowing PanTel access to Hungary’s capital. PanTel has city-wide coverage in Budapest with 3.5 GHz point-to-point and point-to-multipoint wireless systems.

In some areas, when geographic conditions make it more feasible, Hungarotel is utilizing a wireless network technology based upon the Digital Enhanced Cordless Telecommunications (“DECT”) system which interfaces radio technology to fiber-optic, digital microwave, or fixed copper networks. Hungarotel is deploying a fiber optic cable to the node in the same fashion as in a conventional network build-out. At each node, we have constructed a radio base station (“RBS”), rather than switching to twisted pair copper wire distribution to the home. Each RBS has the capacity to provide service to between 60 and 600 customers. As additional customers are brought onto the network, we will install a transceiver unit at the subscriber’s premises. Such transceiver’s operating software is digitally encrypted so that it will operate only with its supporting RBS. A conventional telephone jack is then installed in the subscriber’s household near an electrical outlet which is used to power the transceiver unit. The subscriber then uses a conventional phone to make outgoing and receive incoming calls. The DECT-based wireless local loop system provides the same type and quality of services as a conventional telephone network, including such services as voice mail, call forwarding and call blocking. When an expedited connection is required, the DECT system can connect the subscriber quickly while a wireline connection is being constructed.

PanTel is also deploying a similar wireless connection to certain businesses with much more bandwidth capacity than Hungarotel’s wireless system. Rather than deploying a fiber optic connection to the business’s premises, PanTel can use its wireless 1.5 and 3.5 GHz frequency bands. This enables lower traffic and bandwidth customers (smaller and medium-sized businesses) to be connected to the PanTel backbone network.

We have interconnection arrangements in place with the other significant wireline telecommunications service providers and all three Hungarian wireless providers. PanTel’s network also crosses Hungary’s borders and extends into other countries in the Central and Eastern European region including Austria, Bulgaria, Croatia, the Czech Republic, Romania, Serbia and Montenegro, Slovakia, Slovenia, and Ukraine. To service our customers’ global telecommunications needs, PanTel has interconnection agreements with several major international telecommunications service operators which provide for interconnection at international telecommunications hubs in Frankfurt and Vienna.

Network Administration

Both Hungarotel and PanTel continually monitor their networks with modern technology to ensure uninterrupted and high quality service. Both entities are able to evaluate and respond promptly and appropriately to any network failures.

The Market/Tariff and Fee Structure

Background

The ILTOs, including Hungarotel and Magyar Telekom, had government-protected exclusivity rights to provide local wireline voice services in their concession areas, which exclusivity rights expired by the end of 2002. Magyar Telekom also had exclusive rights to provide wireline long distance voice services throughout Hungary, which rights expired at the end of 2001. While competition was officially sanctioned in both the local and long distance voice markets prior to the adoption of the Communications Act, it took the enactment and implementation of the Communications Act to accelerate competition, particularly the introduction in 2004 of number portability and the revision of regulations regarding carrier selection and the requirement for the ILTOs to provide network access and local loop “unbundling” which allows third party service providers to use the ILTOs’ networks to compete with the ILTOs. These changes, along with the vigorous enforcement of such regulations by the Hungarian regulators, have truly stimulated competition. See “-Summary of the Communications Act.”

A Hungarian subscriber may now pre-select a telecommunications service provider to provide (i) local and domestic long distance service and (ii) international service. A subscriber may choose the same service provider to provide both (i) local and domestic long distance service and (ii) international service. Therefore, while Hungarotel, Magyar Telekom and the other ILTOs still retain their rights to provide telecommunications services, they are subject to competition in their home markets from each other and from new entrants into the market. Competitors can enter these markets either by building out their own networks (an overbuild) or by using the existing network of the ILTO through either interconnection or an unbundling agreement. See “-Summary of the Communications Act-Significant Market Power.”

With the stated goal of further promoting competition and getting interconnection rates in line with EU rates, the Hungarian government has required the ILTOs to significantly reduce their interconnection rates in 2004 and 2005. This makes it easier for a competitor to enter one of the Hungarotel Operating Areas and take a subscriber away from Hungarotel while using Hungarotel’s network to service that subscriber. That service provider can now provide the subscriber with local and long distance services with a minimal investment. That competitor could use Hungarotel’s connection to the customer to service outgoing calls and pay a per minute interconnection fee to Hungarotel. In this case, Hungarotel would still receive a monthly subscription fee from the subscriber for supplying the line connection to the home or business. Conversely, Hungarotel and PanTel can go into markets outside of the Hungarotel Operating Areas and compete with the ILTO using that ILTO’s network. See “-Summary of the Communications Act-Significant Market Power.”

Hungarotel’s fees and retail tariffs are regulated while PanTel’s fees and tariffs are not regulated. See “-Summary of the Communications Act-Significant Market Power” and “-Price Regulation.”

Revenue

Hungarotel’s revenues are primarily derived from the provision of local and long distance (domestic and international) telephone services which consist of (i) charges for measured telephone service, which vary depending on the day, the time of day, distance and duration of the call, and (ii) subscription fees. Hungarotel is also permitted to charge its customers connection fees. Hungarotel also receives other operating revenues consisting principally of charges and fees from leased lines, fees for the provision of broadband DSL and dial-up Internet services, detailed billing, voice mail, caller ID and other customer services, including revenues from the sale and lease of telephone equipment. PanTel’s revenues are derived from (i) local, domestic and international long distance voice and data services, (ii) Internet services, and (iii) similar to Hungarotel, fees for value added services like voice mail and caller ID and such business oriented services as the provision of leased lines and virtual private networks. In addition, PanTel derives revenues from the wholesale market - transporting voice, data and Internet traffic and providing leased line services for other telecommunications service providers, cable television operators and Internet Service Providers.

Measured Service

Hungarotel has two basic rates for outgoing calls, peak and off-peak, for each of local and domestic long distance calls and calls to Hungarian wireless phones within Hungary. All of Hungarotel’s rate packages include a set amount of calling minutes within the package. The rates for outgoing international long distance calls are based solely on the country called and do not depend on the time of day that the call is made. In response to regulatory and market pressures, in October 2005 Hungarotel increased the number of available rate packages and rebalanced its tariff structure to increase the monthly subscription fees and decrease the variable rate fees for measured service, which contributed to the loss of approximately 21,400 access lines during the fourth quarter of 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” PanTel derives fees from measured service as well. PanTel has competitive peak and off-peak set tariffs but also negotiates special customized rate plans, including “bundled” packages of services, for most of its larger business customers who generate a significant volume of traffic. The measured service fee scheme is summarized below.

Local Calls - For all local calls between its customers within a Hungarotel Operating Area, Hungarotel retains all of the revenues associated with the call. For PanTel customers, local calls to non-Company customers require the payment of a per minute interconnection fee to the telecommunications service provider of the recipient for completing the call.

Outgoing Domestic and International Long Distance Calls - For calls between our subscribers, we have the capability to carry the call from the calling party to the receiving party entirely over our telecommunications networks. For such calls, we keep the entire revenue collected from our subscribers. For domestic calls initiated by one of our subscribers to another service provider’s customer, we have the network capability to deliver the call to the local telecommunications network containing the party receiving the call. In such cases, we collect a fee for the domestic long distance call from our subscriber and pay a per minute interconnection termination fee to the telecommunications provider completing the call. Prior to our acquisition of PanTel, Hungarotel had to, in some cases, arrange for either Magyar Telekom or PanTel to transport the call to the local telecommunications network containing the party receiving the call. Today, PanTel can transport all of these calls. For international calls, we have to transfer the call to one of our international service partners for completion. We must then pay, directly or indirectly, a per minute termination fee to the telecommunications provider completing the call, and, in some cases, a per minute transmission fee to the telecommunications provider who transports the call from our network to the local telecommunications network of the telecommunications provider who completes the call. With PanTel’s international network, we can deliver the calls to various countries in the Central and Eastern European region. For other calls, we can use PanTel’s network and transfer the calls for completion to one of our international partners at one of the international telecommunications hubs in either Frankfurt or Vienna.

Incoming Domestic and International Long Distance Calls - For domestic and international long distance calls to one of our subscribers from subscribers of other service providers, we receive a per minute interconnection fee for completing the call. Hungarotel’s fees for completing these calls are regulated. See “-Summary of the Communications Act-Significant Market Power.”

Wireless Calls - Our networks directly interconnect with the three Hungarian wireless phone carriers’ networks. For calls by our customers to Hungarian wireless phones, we must pay a per minute fee to the wireless carrier for completing the call. The fees charged by the Hungarian wireless phone carriers for terminating calls are regulated. The prices charged for Hungarian wireless phone calls to our customers are unregulated and set by the wireless carriers. The wireless carriers pay us a per minute interconnection fee for completing wireless calls to our subscribers. Hungarotel’s fees for completing these calls are regulated while PanTel’s fees are not. See “-Summary of the Communications Act-Significant Market Power.”

Internet Services - Hungarotel provides dial-up, broadband DSL and leased line Internet services. When Hungarotel provides dial-up Internet service to its subscribers within the Hungarotel Operating Areas, it charges its Internet subscribers for both the telephone usage and the Internet usage. Hungarotel offers its dial-up Internet subscribers monthly packages consisting of a flat monthly discounted fee for the telephone and Internet usage for a fixed amount of monthly hours with variable telephone and Internet charges for Internet usage beyond the monthly limit. Lower usage dial-up Internet subscribers can pay a per hour fee for telephone and Internet usage without a monthly fee. For the broadband DSL and leased line Internet service, Hungarotel charges a combined monthly fee for both the high-speed access and the Internet service for an unlimited amount of time. When a third party Internet Service Provider provides Internet service to a Hungarotel customer, Hungarotel receives a monthly access fee from the third party Internet Service Provider plus, in the case of dial-up Internet service, variable fees from its telephone subscriber for the telephone usage which fees have to be shared with the third party Internet Service Provider. See “-Summary of the Communications Act-Significant Market Power-Internet Service.” PanTel provides high speed Internet access to its customers at set prices or, in some cases, as part of a customized bundled service package.

Subscription Fees

Hungarotel collects a monthly subscription fee from its subscribers. Hungarotel has multiple pricing packages to choose from with each package containing different monthly subscription fees, different rates for the measured service per minute fees, and different amounts of “free” minutes included within the monthly subscription fee. In response to regulatory and market pressures, in October 2005, Hungarotel increased the number of available rate packages and rebalanced its tariff structure to increase the monthly subscription fees and decrease the variable rate fees for measured service, which contributed to the loss of approximately 21,400 access lines during the fourth quarter of 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Dependent upon the terms of agreement for service, PanTel may charge its business customers a subscription fee. See “-Summary of the Communications Act-Price Regulation.”

Connection Fees

Hungarotel charges its subscribers connection fees when they are added to its network. Hungarotel currently charges connection fees of HUF 20,000 ($93.64) for residential subscribers and HUF 55,000 ($257.51) for business and other institutional subscribers. Occasionally, Hungarotel offers special promotions on the connection fees. Dependent upon the terms of agreement for service, PanTel may charge its business customers a connection fee. See “-Summary of the Communications Act-Price Regulation.”

Other Operating Revenue

We supply private line service (point-to-point and point-to-multi-point), virtual private networks and other services primarily to business subscribers. We generate additional revenues from the provision of value-added services, including ISDN, voice mail, call waiting, call forwarding, and three-way calling, as well as through the sale and rental of telephone equipment.

Wholesale Transport Services

PanTel provides wholesale telecommunications services, which include transporting voice, data and Internet traffic for other telecommunications service providers, cable television operators and Internet Service Providers. PanTel also provides leased line services to this market. For example, PanTel provides transport services to the Hungarian wireless providers as well as cable television companies that have begun offering voice services. PanTel also provides transport services for Hungarian Internet Service Providers, including cable television operators providing Internet services. With its international network and international partners, PanTel can transport voice, data and Internet traffic into, and out of, Hungary for, and to, its international partners.

Strategy

Due to statutory and regulatory developments, competitors are no longer hindered by historical barriers to entry. With intense competition fully in place in Hungary resulting from market and regulatory forces, we face new opportunities and challenges. We believe that such factors as pricing, customer service and bundling of product offerings are the key factors in maintaining or increasing market share. Our goal is to provide the broadest array of telecommunications services with exceptional quality and service at reasonable prices by becoming the most efficient full service telecommunications provider in Central and Eastern Europe. Our strategy is currently focused on four key market segments: the Residential and Small Business Market within the Hungarotel Operating Areas; the Residential and Small Business Market Outside of the Hungarotel Operating Areas; the Large and Medium-Sized Business Market throughout Hungary; and the Domestic and International Wholesale Markets.

The Residential and Small Business Market within the Hungarotel Operating Areas. Hungarotel is the dominant ILTO in the Hungarotel Operating Areas. In order to maintain that advantage and compete with the other wireline providers, wireless telephone providers, resellers, and the cable television providers that are now competing in the Hungarotel Operating Areas, we have decided to have Hungarotel focus on the residential and small business market (10 employees or less) within the Hungarotel Operating Areas and transition the coverage of the large and medium-sized businesses within the Hungarotel Operating Areas to PanTel. We believe that this division enables us to have PanTel utilize its strengths and experience in the business market so that we can compete more effectively against Magyar Telekom, Invitel and others competing for the large and medium-sized business customers.

Due to the recent increased competition and regulatory mandated changes to Hungarotel’s tariff structure, Hungarotel lost approximately 21,400 access lines during the fourth quarter of 2005. In order to stabilize its customer base and gain back some lost customers, Hungarotel is offering highly competitive pricing packages, special packages to reconnect disconnected customers, and discounting its price for broadband DSL Internet access. Hungarotel is also developing a loyalty program to increase loyalty among its customers and decrease disconnections. Hungarotel is also developing superior product offerings such as high bandwidth Internet access utilizing DSL technology. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Hungarotel continues to capitalize on its brand awareness in the residential and small business market by marketing itself as the known service provider that has brought modern telecommunications services to the cities and villages of the Hungarotel Operating Areas at fair prices with exceptional customer service. Hungarotel’s marketing efforts include advertising on radio and television, door-to-door marketing, newspaper advertising, participation in local trade shows, direct mail, community meetings, billboard advertising and sponsorships. Since many Hungarians prefer face-to-face personal marketing, Hungarotel is leveraging the benefits of having a customer service center in each Hungarotel Operating Area to give personal demonstrations. Hungarotel is focusing its efforts on educating the customer on the availability of such products and services as voice mail, caller ID and call waiting, which are all relatively new to the Company’s residential and small business customer base.

The Hungarian government is promoting Hungary as the logical regional hub for Central and Eastern Europe based on a knowledge-based economy, innovation and hi-tech industries. As part of this effort, the Hungarian government has been promoting the use of the Internet throughout Hungary. Most schools have Internet access and an estimated 40% of Hungarian residences have a computer. An estimated 17% of Hungarian households have Internet access and roughly half of those are using broadband access. While Hungary’s Internet access is currently at the low end of the EU spectrum, the percentage of Internet users with broadband access is high compared to Western Europe where a large dial-up Internet access base set the stage for widespread broadband adoption. But Hungary has adopted an “Internet to All” 10-year program to be funded, in part, with funds from the EU. Hungary has also adopted a National Broadband Strategy to increase broadband Internet access. While the Internet penetration for the Hungarotel Operating Areas is lower than Hungary as a whole, we believe that both dial-up and broadband Internet access are long-term growth industries in Hungary as the Hungarian economy progresses within the EU. Internet growth can generate additional telecommunications revenue. We are continuing to offer innovative incentives to increase the Internet services penetration in the Hungarotel Operating Areas and throughout Hungary, including special introductory rates for broadband DSL Internet access. See “-Summary of Communications Act-Significant Market Power-Internet Service.”

The Residential and Small Business Market Outside of the Hungarotel Operating Areas. We have initiated a large scale effort to brand PanTel as a country-wide telecommunications provider to the residential and small business market (10 employees or less) in Hungary. With the PanTel brand name already well established throughout Hungary as the key competitor to Magyar Telekom in the large and medium-sized business market, we believe that PanTel can successfully transfer this brand awareness to the residential and small business market outside the Hungarotel Operating Areas. In the more concentrated parts of Hungary, we will use PanTel’s nation-wide network to support our plan to use parts of the networks of the other ILTOs (including the “last mile connection”) through unbundling arrangements to offer voice and broadband DSL Internet services to residences and small businesses. For the remaining parts of Hungary outside the Hungarotel Operating Areas, we started to offer voice services via carrier selection and carrier pre-selection using the networks of the other ILTOs. In an “unbundling of the local loop,” PanTel rents the “last mile connection” to the home or small business from the ILTO for a regulated monthly fee. PanTel then has to make a capital investment at the local point of presence enabling PanTel to offer broadband DSL and voice services to residential and small business customers outside the Hungarotel Operating Areas. PanTel receives a monthly subscription fee for telephone service, variable fees for telephone call usage, and a monthly fee for the broadband DSL Internet connection. With carrier selection and carrier pre-selection, PanTel makes a minimal capital investment, smaller than for “unbundling”. But instead of renting the “last mile connection” from the ILTO for a monthly fee, PanTel pays the ILTO a variable, regulated, minute-based interconnection fee for the calls made by its residential and small business customers. PanTel’s customer then pays PanTel variable fees for the telephone usage. The subscriber still pays a monthly subscription fee to the ILTO. See “-Summary of the Communications Act-Significant Market Power.”

We believe that PanTel can penetrate these markets by challenging the ILTOs on service and price. With carrier choice and number portability, we believe that customers are receptive to switching service providers given competitive packages from alternative service providers.

We are also exploring options for PanTel to provide fiber optic connections directly to residences in certain parts of Hungary where PanTel has a metropolitan area network supplementing its fiber optic backbone network. With high-speed connections, we could offer a variety of modern services that a high speed connection could support including Internet-Protocol Television (“IPTV”).

Finally, we are working with cable television operators outside the Hungarotel Operating Areas to assist them in offering VoIP and broadband Internet services in addition to cable television (“triple play services”).

Large and Medium-Sized Business Customers. We are continuing to build on the reputation that PanTel has developed in Hungary as the most competitive alternative to Magyar Telekom in the business market (which includes other institutional subscribers and government institutions). We are continuing to market PanTel throughout Hungary as an efficient, high quality alternative to Magyar Telekom with excellent pricing plans. PanTel will continue to offer innovative bundled product offerings at competitive prices. We expect PanTel’s nation-wide marketing, supplemented by a personalized sales effort, will give PanTel the opportunity to continue to increase its market share in a more liberalized telecommunications market.

For the larger customers in this market, PanTel will still establish direct connections to the PanTel backbone network through either a high bandwidth fiber optic (fiber-to-the-premise) or wireless point-to-point connection between the business customer’s premises and PanTel’s network. For the smaller customers, PanTel can connect these customers to PanTel’s backbone network with a wireless point-to-multipoint connection. PanTel can also reach other customers in this market by using the “last mile” connection of the ILTOs with unbundling agreements.

We believe that the large and medium-sized business customers have the greatest need for the variety of new products and services that a modern telecommunications company can offer. PanTel will bring its expertise on educating the business market on the availability and benefits of our products and services. PanTel focuses on the marketing and sales of various products and services to its business customers such as managed lease lines, ATM services, frame relay services, DSL Internet service, PBX sales and services, ISDN, Virtual Private Networks (VPNs) and Digifon Services (e.g. call forwarding, call waiting, call blocking restrictions). PanTel has also initiated a program to manage some of our customers internal telecommunications needs via outsourcing arrangements. Rather than “stopping at the door” with just voice, data and Internet services, PanTel will work closely with its customers to meet their internal needs by assisting them in such matters as setting up local area networks and firewalls inside a customer’s premises and setting up its customers’ employees’ home networks. PanTel has an account manager assigned to each business customer who is responsible for continually meeting with each customer to find out their telecommunications needs. The account manager can then demonstrate each of our products and services and, working together with that customer, develop a telecommunications strategy using our products and services which can best enhance that customer’s business.

Domestic Wholesale Services. We are continuing to leverage PanTel’s modern backbone telecommunications network to make PanTel the provider of choice in the wholesale market by selling capacity on its network to other service providers for the national and international transmission of their voice, data and Internet traffic. PanTel has business relationships and interconnection arrangements with all 3 of Hungary’s wireless telephone providers and many Internet Service Providers. PanTel is increasing its business with cable television operators and transporting their traffic as they increase their VoIP and Internet services business. Outside of the Hungarotel Operating Areas, PanTel has established agreements with cable television operators to support their business as they begin to offer VoIP and Internet services. We believe that PanTel’s ability to offer large bandwidth capacity and dark fiber at competitive prices makes it an attractive choice in the wholesale market.

International Wholesale Services. The Company plans on continuing to use the PanTel network as a bridge between Eastern and Western Europe, particularly in Hungary and Romania. With its expanding network in Central and Eastern Europe and its international partners, PanTel is well positioned to capitalize on the growth in telecommunications services in the region. PanTel has established business relationships with numerous wireless telephone providers, incumbent wireline telecommunications service providers, Internet Service Providers and alternative telephone providers for the transport of their voice, data and Internet traffic. PanTel is also establishing relationships with cable television providers throughout the Central and Eastern European region to support their efforts as they enter the voice and Internet services markets.

The Company will continue to review its options with respect to any merger or strategic alliance possibilities that may enable the Company to increase its presence in the Hungarian telecommunications marketplace. The Company will also continue to pursue alternatives for offering wireless phone service.

Competition

The largest competitor in the telecommunications marketplace is Magyar Telekom, which is the incumbent local telephone operator in local service areas covering approximately 70% of Hungary. Magyar Telekom has a country-wide fiber optic network and is the largest wireline domestic and international long distance carrier. Magyar Telekom is also the largest Internet Service Provider and wireless telephone carrier in Hungary. It is also the second largest cable television operator in Hungary. Magyar Telekom has re-branded its product lines along the “T” brand name: T-Com (wireline telephone services); T-Mobile (wireless telephone services); T-Online (Internet Services); and T-Kabel (cable television).

Three telecommunications service providers have built long distance networks capable of servicing substantially all of Hungary: Magyar Telekom; Invitel; and PanTel. Invitel provides local telephone service in nine concession areas (covering approximately 14% of the country) and has built networks covering Budapest and 16 other urban areas.

The 3 wireless telecommunications providers in Hungary – T-Mobile, Pannon and Vodafone – have a combined wireless penetration rate of approximately 92%.

Other Hungarian telecommunications providers include the following entities which have entered the telecommunications marketplace, particularly the business marketplace: e-Tel, an Irish telecommunications services provider; GTS Hungary Kft. (“GTS”) which provides data and voice transmission services through a nation-wide microwave network and a satellite based network (GTS also owns one of the leading Hungarian ISPs); Antenna Hungaria, the national broadcaster which was recently purchased by Swisscom, Switzerland’s incumbent telecommunications provider; BT Hungaria, an affiliate of British Telecom; and Sweden’s Telia AB. Sweden’s Tele2 has also entered the Hungarian telecommunications market and is providing voice services and dial-up Internet services as a reseller through carrier selection and carrier pre-selection to residential and small business customers throughout Hungary by using the existing telecommunications networks of all the ILTOs.

In the Internet Services Provider market, in addition to the ILTOs, there are numerous independent Internet Service Providers without extensive telecommunications facilities. The independent ISP market has been consolidating over the last few years into fewer and larger providers.

The Hungarian cable television market is highly fragmented with about 60 cable television operators providing coverage to approximately 60% of the Hungarian households. The Hungarian cable television industry is undergoing consolidation. UPC, an affiliate of Monortel, is the largest cable television operator in Hungary. UPC is now offering “triple play” services - cable television, voice (VoIP) and Internet services - in some parts of Hungary, including Budapest and one of the Hungarotel Operating Areas. T-Kabel also offers Internet and voice (VoIP) service in some areas of Hungary including one of the Hungarotel Operating Areas. EMKTV, an affiliate of a Romanian telecommunications company, also offers voice and Internet services in some parts of Budapest.

One of our biggest threats is the continuing intense competition from the three Hungarian wireless providers: T-Mobile; Pannon; and Vodafone. The wireless market growth has been very rapid in Hungary with a penetration rate of over 92% at the end of 2005. The Company expects that Magyar Telekom, as the only wireless carrier (T-Mobile) with a country-wide fiber optic network and the largest local telephone operator, will be even more competitive as it combines its wireline and wireless units to offer converged products. Unlike the United States and Western Europe, many Hungarians did not have a wireline telephone before the advent of wireless telephones. Without historic ties to a wireline telephone, their allegiance to their first form of telephony usage – wireless – makes it harder for a wireline provider to compete with the wireless alternative. Historically, the airtime and monthly fees charged by the wireless operators are generally more than the fees for comparable services charged by the wireline service providers. The wireless telephone providers are, however, currently deploying various discounted pre-paid plans, which make pricing comparisons difficult.

In the business and domestic wholesale services markets, Magyar Telekom and Invitel are PanTel’s biggest competitors throughout Hungary. GTS and BT Hungaria are also competing for business customers.

In the local residential and small business wireline markets, Hungarotel is competing primarily with Magyar Telekom, Invitel, and GTS for business customers. Cable television operators offering voice (VoIP) and Internet services are competing for Hungarotel’s residential customers. Internet Service Providers are using Hungarotel’s network to compete in the dial-up and broadband DSL Internet services market The resellers offering carrier selection and carrier pre-selection for voice services using Hungarotel’s networks, such as Tele2, are also competitors for Hungarotel’s residential customers. Although Hungarotel is the dominant incumbent local telephone operator in the Hungarotel Operating Areas, it has faced intense competition recently due to both regulatory and technological changes. This increased competition has resulted in declines in Hungarotel’s access lines and revenue. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PanTel’s competition in the residential and small business market outside the Hungarotel Operating Areas will include the ILTOs: Magyar Telekom; Invitel; and Monortel. Magyar Telekom and Invitel are also out-of-market competitors in addition to the resellers such as Tele2.

The Central and Eastern European international wholesale services market is getting increasingly more competitive for PanTel as more networks are built by international carriers, which is increasing the availability of capacity and dark fiber.

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

Market Entry

From a legal standpoint, market entry is now easier than in the past when a concession from the government was required. A potential telecommunications service provider only has to notify the NCA Office that it intends to provide a telecommunications service and provide certain documentation. Licenses are only required if the telecommunications service provider intends to use radio frequencies, build a network or wants a number range to allocate to subscribers.

Significant Market Power

Under the Communication Act, a service provider shall be deemed to have significant market power (“SMP”) in a specific market if it possesses a dominant market share of such market. The NCA Council is charged with conducting an annual market analysis and is empowered to assess whether there is effective competition in each of the 18 designated communications markets (see table below). If the NCA Council determines that a designated market is not effectively competitive, it shall identify the service provider(s) with SMP in that market and may impose specific regulatory obligations on such service provider(s) in order to induce competition. The first recourse of the NCA Council to stimulate competition in one of the 18 designated markets is to regulate the wholesale market - the market between telecommunications service providers. If such action by the NCA Council does not make the designated market competitive, the NCA Council can then regulate the retail side of that market.

To date, the NCA Council has issued decisions designating the telecommunications service providers with SMP in 16 of the 18 markets. The following table summarizes those telecommunications service providers and the relevant obligations imposed. The NCA Council designated Hungarotel as a service provider with SMP in the provision of fixed-line non-cellular voice services in the Hungarotel Operating Areas. The NCA Council has designated PanTel as a service provider with SMP in only one of the 18 markets (for transparency and equal treatment obligations which PanTel fully complies with). The SMP designation is not removed until such time as the NCA Council determines otherwise following a new market analysis. The SMP obligations affecting Hungarotel and PanTel are summarized in the table below.

DESIGNATED COMMUNICATIONS MARKETS	OPERATORS HAVING SIGNIFICANT MARKET POWER	OBLIGATIONS

1. Access to the public telephone network at a fixed location for residential customers	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Access rate (monthly subscription fee) regulated

2. Access to the public telephone network at a fixed location for non-residential customers	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Access rate (monthly subscription fee) regulated

3. Publicly available local and/or national telephone services provided at a fixed location for residential customers	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Carrier selection

4. Publicly available international telephone services provided at a fixed location for residential customers	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Carrier selection

5. Publicly available local and/or national telephone services provided at a fixed location for non-residential customers	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Carrier selection

6. Publicly available international telephone services provided at a fixed location for non-residential customers	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Carrier selection

7. The minimum set of leased lines	T-Com (Magyar Telekom)	Provision of minimum set of leased lines

8. Call origination on the public telephone network provided at a fixed location	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Transparency Access and interconnection obligation Accounting separation Cost based pricing

9. Call termination on individual public telephone networks provided at a fixed location	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Transparency Access and interconnection obligation Accounting separation Cost based pricing

	PanTel BT GTS	Transparency Equal treatment

10. Transit services in the fixed public telephone network	None	None

11. Wholesale unbundled access (including shared access) to metallic loops and sub-loops for the purpose of providing broadband and voice services	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Transparency Access and interconnection obligation Accounting separation Cost based pricing

DESIGNATED COMMUNICATIONS MARKETS	OPERATORS HAVING SIGNIFICANT MARKET POWER	OBLIGATIONS

12. Wholesale broadband access	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Transparency Access and interconnection obligation Accounting separation Cost based pricing

13. Wholesale terminating segments of leased lines	T-Com (Magyar Telekom)	Transparency Equal treatment Access and interconnection obligation Accounting separation Cost based pricing

14. Wholesale trunk segments of leased lines	None	None

15. Access and call origination on public wireless telephone networks	None	None

16. Voice call termination on individual wireless networks	T-Mobile Pannon Vodafone	Transparency Equal treatment Access and interconnection obligation Accounting separation Cost based pricing

17. The wholesale national market for international roaming on public wireless networks	No decision yet	-

18. Broadcasting transmission services, to deliver broadcast content to end users	No decision yet	-

Interconnection. In order to ensure widespread provision and interoperability of communications services, the Communications Act provides that operators of public communications networks shall have a right and, when requested by other operators, an obligation to negotiate interconnection of their networks to each other. Therefore, the telecommunications service providers can access each other’s networks and terminate traffic originated in the other provider’s network, which enables the two service providers’ customers to connect with each other. The NCA Council may require a telecommunications service provider with SMP to submit a Reference Interconnection Offer (“RIO”) to the NCA Council for approval. The interconnection fees set out in the RIO must be based on cost plus a reasonable profit calculated according to the EU’s Long Run Incremental Cost model. Such Long Run Incremental Cost model is intended to decrease interconnection fees so that the fees are more in line with EU and international standards. At its discretion, the NCA Council can approve a RIO on terms other than those submitted by the telecommunications service provider. Hungarotel’s RIO was approved by the NCA Council in 2004. The Hungarian government subsequently reduced Hungarotel’s interconnection rates. Hungarotel has submitted a new RIO for the NCA Council’s consideration, which RIO is based on the obligations imposed on Hungarotel by the NCA Council following its 2005 market analysis. If a service provider wants to connect to Hungarotel’s networks in order to provide telecommunications services to Hungarotel’s customers, Hungarotel must provide interconnection on the terms of its RIO. Therefore, for example, Hungarotel gets per minute interconnection fees for initiating calls when Hungarotel owns the connection to a business or residence that is now a subscriber of another service provider for certain outgoing calls (through carrier selection or carrier pre-selection) when that service provider has not established its own connection to such subscriber or leased Hungarotel’s connection under an unbundling agreement. Hungarotel would still receive a monthly subscription fee from the subscriber. Hungarotel also gets per minute interconnection fees for terminating calls to its subscribers from subscribers of other service providers. The costs for PanTel’s and Magyar Telekom’s transmission services are not regulated since neither is deemed a service provider with SMP in this market. The termination fees for Pannon, T-Mobile Hungary and Vodafone are regulated based on their respective Long Run Incremental Cost Models since they are all deemed wireless service providers with SMP. See “-Strategy.”

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

All service providers with SMP in the provision of local wireline voice telephone services are required to “unbundle” (offer separately) parts of their local loop networks to competing telecommunications service providers so that the competing provider can offer competitive services to the SMP provider’s customers. This means that Hungarotel must allow third party service providers access to its networks, at a wholesale rate, to allow such third party service providers to offer competing telephone services and/or broadband services (including DSL or other high speed data transfer services) in the Hungarotel Operating Areas. The NCA Council may require a telecommunications service provider with SMP to submit an annual Reference Unbundling Offer (“RUO”) to the NCA Council for approval. RUOs submitted to the NCA Council must be based on the cost to the ILTO plus a reasonable profit based on the EU’s Fully Distributed Cost model. At its discretion, the NCA Council can approve a RUO on terms other than those submitted by the telecommunications service provider. Hungarotel’s RUO was approved by the NCA Council in 2004. The Hungarian government subsequently reduced Hungarotel’s RUO rates. Hungarotel has submitted a new RUO for the NCA Council’s consideration, which RUO is based on the obligations imposed on Hungarotel by the NCA Council following its 2005 market analysis. Once the NCA Council approves a RUO, any third party service provider that wants to use an ILTO’s network to provide competing services must take it on the terms approved by the NCA Council. Therefore, for example, if Hungarotel were to lose a subscriber to another service provider, that service provider could use Hungarotel’s connection to the business or residence and pay Hungarotel a monthly regulated fee, per the approved RUO, to use that connection. The monthly fee to Hungarotel from the service provider would compensate Hungarotel for the use of the line since Hungarotel would no longer receive a monthly subscription fee from the customer which has now become a customer of the competing telephone services provider. A potential competitor is not barred from building its own network in any of the regions of Hungary to establish its own connections to subscribers.

Internet Service. Telecommunications service providers designated as having SMP in a local wireline market have an obligation to allow third party Internet Service Providers access to their networks to provide dial-up and broadband Internet service to telephone customers. The access would be subject to the terms of a network access agreement to be entered into between the telecommunications service provider and the Internet Service Provider, which terms would be based on the pricing set out in the telecommunications service provider’s RIO or RUO depending on the technology and network elements the ISP provider requests to use. The third party Internet Service Provider is responsible for arranging the Internet service with the telephone customer. Telecommunications service providers have to provide the third party Internet Service Providers with the capability of offering dial-up Internet service at a per minute rate or a flat bulk rate for a fixed amount of time. The telecommunications service provider collects the local call fees from the telephone customer for the dial-up calls initiated by that customer to the third party Internet Service Provider for Internet service. The telecommunications service provider has to pass on a portion of such local dial-up call fees to the third party Internet Service Provider through a legislated revenue sharing arrangement. The intended consequence of these actions is to increase Internet penetration in Hungary. For the use of the broadband DSL access line, the third party Internet Service Provider has to pay the telecommunications provider a flat monthly fee for the use of its DSL access line.

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

Carrier Selection

Wireline subscribers can now choose their telecommunications service provider on a call-by-call basis (carrier selection) or on a continuing basis (carrier pre-selection). A wireline subscriber may now pre-select a telecommunications service provider to provide local and domestic long distance service (including calls to Hungarian wireless phones) and that service provider will be responsible for billing. A wireline subscriber can choose a separate service provider for international calls. If an existing Hungarotel subscriber chooses a different service provider, that service provider could establish a direct connection to that subscriber’s home or business. Otherwise, the new carrier could use Hungarotel’s connection to that subscriber’s home or business and pay Hungarotel a per minute interconnection fee per Hungarotel’s RIO or pay Hungarotel a monthly fee for the use of Hungarotel’s connection per Hungarotel’s RUO. See “-The Market/Tariff and Fee Structure,” “-Strategy,” and “- Competition.”

Number Portability

Beginning in 2004, all wireline and wireless telephone service providers in Hungary are required to ensure that their subscribers have the right to retain their telephone numbers when they change service providers. There are exceptions when a subscriber of a wireline service provider moves beyond a certain geographical area.

Universal Services

Overview. The Communications Act defines “Universal Services” as basic communications services that must be made available to all subscribers at a fixed location at a government-approved price. Universal Services include: (i) the provision of access to fixed line telecommunication services so that a subscriber can make and receive phone calls (including dial-up calls to an Internet Service Provider) and have the capability of making toll-free emergency calls; (ii) the provision of a mandated number of public pay phones; (iii) the provision of directory information services; (iv) the provision of phone number directories; and (v) the provision to subscribers, at no cost, of selective call barring for outgoing calls. The Communications Act placed “universal service” obligations on designated telecommunications service providers, including Hungarotel. The IC Minister is responsible for the designation of the universal service providers so that all of Hungary is covered. Certain telephone service providers, including Hungarotel, have entered into a Universal Services Agreement with the IC Ministry.

Universal Service Customers and Pricing. Every universal service provider, including Hungarotel, must offer certain of their subscribers a government-approved telephone service rate package. The rates are subject to the overall price cap set out for Universal Services. The goal is to encourage people without telephone service to get telephone service. Due to changes in the regulations regarding Universal Services, Hungarotel does not currently have any Universal Service Customers. See “-Price Regulation.”

Universal Services Fund. The Communications Act established a Universal Services Fund (“USF”). Every wireless and wireline telecommunications service provider in Hungary was required to contribute to the USF and funds from the USF were paid out to universal service providers to offset the cost of providing Universal Services. Due to changes in the regulations regarding Universal Services, the Company does not expect to contribute to, or receive funds from, the USF.

Performance Criteria. Hungarotel’s Universal Services Agreement provides for certain performance criteria including: deadlines for the installation of telephone service for new subscribers; minimum standards for the quality of voice and data transmission; and standards for error response. Failure to comply with these performance standards could result in financial penalties. We believe that Hungarotel has demonstrated substantial performance to date under its existing Universal Services Agreement.

Price Regulation

In order to keep prices competitive in the telecommunications marketplace, the NCA Council is empowered with the regulation of the prices charged by telecommunications service providers designated with SMP. Currently, PanTel’s prices to its customers and prices for outgoing calls from wireless phones in Hungary are not regulated. Hungarotel’s prices are regulated within the Hungarotel Operating Areas since Hungarotel is deemed a service provider with SMP in those areas. For wireline calls, the regulation of fees is divided into two categories: (a) fees for subscribers that are designated Universal Service subscribers, which are regulated regardless of the competitiveness of a particular market; and (b) fees for subscribers that are not designated as Universal Service subscribers.

Universal Service Subscribers. The following fees are regulated as part of a rebalancing formula: (a) local calls; (b) domestic long distance and international calls; (c) calls to wireless phones; (d) connection fees; and (e) subscription fees. The IC Ministry uses the Hungarian consumer price index (“CPI”) and an efficiency factor in setting an overall price caps for the fees. Dial-up calls to Internet Service Providers are also separately regulated. Due to changes in the regulations regarding Universal Services, Hungarotel does not currently have any Universal Service Customers.

Non-Universal Service Subscribers. Only dial-up calls to Internet Service Providers and subscription fees (which are tied to the CPI) are regulated. Local, domestic long distance (including calls to wireless phones) and international calls as well as connection fees are not subject to regulation.

Hungarian Taxation

Corporate Income Tax. The operations of our Hungarian subsidiaries are subject to the Hungarian corporate income tax rate of 16%.

Local Tax. Our Hungarian subsidiaries are subject to local taxes by local municipal governments. The largest local tax is the local business tax, which cannot exceed 2%. The base of the local business tax is revenues less certain allowable costs. When a company is subject to more than one local municipal taxing authority, the base of the local business tax must be allocated between the local municipal taxing authorities. In 2005, companies were permitted to deduct 50% of local business taxes from their corporate income tax base. In 2006, the local business taxes are fully deductible from the corporate income tax base.

Innovation Contribution. In 2005, Hungarian companies were subject to a 0.25% levy to fund research and development activities, which rate is 0.3% in 2006. The base for this tax is the same base as the local business tax.

Value Added Tax (“VAT”). The Hungarian VAT system is based on EU regulations. VAT is a consumption tax which is fully borne by the final consumer of a product or service. The current rates of VAT in Hungary vary between 5.0% and 20.0%, depending on the type of product sold or service rendered.

Social Insurance Contributions. Hungarian employers are required to pay the state 29% of an employee’s gross salary as a social security contribution, 3.0% of an employee’s gross salary as the employer’s contribution to the unemployment fund, and 1.5% of an employee’s gross salary in training fund contributions. In addition, Hungarian companies paid an additional fee of HUF 3,450 ($16.15) per month for each employee for health insurance. For 2006, this additional fee is reduced to HUF 1,950 ($9.13) and will be abolished entirely in October 2006.

Employees

We have approximately 700 employees. We consider our relations with our employees to be satisfactory.

Item 1A. Risk Factors

In addition to the other information contained in this Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations or future prospects could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Risks Affecting Our Business

We face significant competition due to increased telecommunications industry liberalization and other market forces, which competition could adversely affect our operating results and financial performance.

We compete in a rapidly evolving and highly competitive market and we expect competition to continue to intensify in both the residential and business markets. The recent revisions to Hungary’s telecommunications laws and regulations, to further promote competition and harmonize Hungary’s telecommunications laws with the current European Union framework, have laid the foundation for effective competition in the Hungarian telecommunications marketplace. Competitors are no longer hindered by historical barriers to entry. Hungarotel’s exclusive rights to provide local wireline telephone services in the Hungarotel Operating Areas have expired. The introduction of number portability, carrier selection and carrier pre-selection, network access and local loop unbundling have all contributed to a highly competitive environment. See Item 1 “Business-Summary of the Communications Act-Significant Market Power.”

As a result of these regulatory changes, Hungarotel has faced greater competition in its core local wireline business from cable television companies, wireless providers, ISPs, facilities-based telecommunications service providers using their own networks as well as telecommunications service providers leasing parts of Hungarotel’s networks through government regulated arrangements. PanTel also faces intense competition in the domestic and international wholesale markets, the Hungarian business retail market and the residential market outside the Hungarotel Operating Areas. With Hungary’s high wireless phone penetration rate, competition from the wireless phone companies has been intense and we anticipate that such competition will continue in the future. Such competition has led to, and could continue to lead to: price erosion; loss of market share and inability to increase market share; loss of existing customers; more difficulty in retaining existing customers and acquiring new customers; and other competitive pressures that could have a material adverse affect on our results of operations and financial performance.

In order to compete in this competitive environment, we are seeking to distinguish ourselves from our competitors through numerous initiatives such as expanded product bundling, improved customer service and support, and competitive pricing. However, these initiatives are new and unproven. We may not have sufficient resources to distinguish our products, services or pricing from those of our competitors. Even if successful, these initiatives may not be sufficient to offset our continuing loss of access lines and revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report for more information regarding trends affecting our access lines.

If we are not able to stem the loss of access lines or grow other areas of our business to compensate for these losses, our revenue may continue to decline in the Hungarotel Operating Areas.

Our recent revenue decline is largely attributable to our continued loss of access lines in the Hungarotel Operating Areas, which is the result of increased competition and technology substitution (such as wireless for wireline telephony). We are seeking to improve our competitive position through product bundling, customer service initiatives, competitive pricing and other sales and marketing initiatives. However, we may not be successful in these efforts. If we are not successful, this could result in continued loss of customers, lower market share, lower revenues per customer and lower overall revenue without corresponding cost deductions which will cause a material deterioration to our results of operations and financial condition.

Our strategy to expand into new markets and introduce new services may not be successful.

Our strategy to have PanTel offer services to the residential and small business market outside of the Hungarotel Operating Areas requires a capital investment. While PanTel has experience in the large and medium-sized business market throughout Hungary, PanTel is entering into a highly competitive residential and small business market outside of the Hungarotel Operating Areas. If we are not successful in launching our product offerings or in responding to our competitors’ offerings, our business, results of operations and financial condition could be adversely affected.

Our failure to increase revenue from the Internet services market may adversely affect our business and results of operations.

Our strategy includes increasing our market penetration in a growing Internet services market to make up for the loss of business in other services. The Hungarian government has been promoting Internet usage throughout Hungary with the goal of making Hungary the logical regional hub for Central and Eastern Europe based on a knowledge-based economy, innovation and high-tech industries. We are planning on increasing our revenue from Internet services to offset our decreased revenue from our wireline voice services. If Hungary’s Internet usage does not grow as expected, or if our competitors are more successful at obtaining new customers or the competition decreases prices more than we expect, we may not be able to increase our revenue from Internet services as planned, which could have a material adverse affect on our business and results of operations.

Economic conditions could continue to negatively affect our business and results of operations.

We are affected by the general economic conditions in Hungary and the rest of Central and Eastern Europe in general, and in the telecommunications industry in particular. There are many factors that influence global and regional economies which are outside of our control. An economic slowdown may affect business investment spending on information technology and telecommunications systems, which could adversely affect our revenue. In addition, the lower level of wages in Hungary as compared to Western Europe and the United States has had, and could continue to have, an effect on our business. Many residential customers in Hungary can not afford both a wireline phone and a wireless phone. A stagnant economy could decrease the number of our customers and decrease our average revenue per customer, which could have a material adverse affect on our business and results of operations and our financial condition.

We may not be able to adapt to technological changes in the telecommunications marketplace.

The telecommunications industry is subject to rapidly changing technology which affects customer demands as new products and services are introduced. Our future success will be impacted by our ability to anticipate and adopt new technologies as the telecommunications markets evolve. The successful deployment of new telecommunications technologies may require significant capital expenditures in excess of contemplated levels. There can be no assurance that we will have the capital resources or the ability to obtain such capital to make such investments. New technologies may also necessitate us taking some of our existing assets out of our networks which could require substantial write-downs of the carrying value of our assets, resulting in charges to our Statement of Operations.

Network or system failure could result in lost revenue, increased capital expenditures or a damaged brand name.

Our technical infrastructure (including our network infrastructure) is vulnerable to damage or interruption from information technology failures, power loss, floods, windstorms, fires, vandalism or other acts of intentional wrongdoing, and other unpredictable events. Unanticipated problems at our facilities, network or system failures, hardware or software failures or computer viruses could negatively affect the quality of our services and cause interruptions in service. Any of these problems could adversely affect our revenue, require unexpected capital expenditures and damage our business prospects and brand name in the markets that we serve.

Our IT Systems are critical to our business and a failure of those systems could materially harm our business.

We depend on our ability to store, retrieve, process and manage a significant amount of information. If our IT systems fail to perform as expected, or if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business.

The loss of key employees could adversely affect us.

Our operations are managed by a small number of key employees. The loss of such key employees could adversely affect our operations. There can be no assurance that we will be able to keep all of our key employees or find adequate replacement employees.

Risks Relating to Regulatory Matters

We are subject to substantial government regulation, which could result in adverse consequences for our business and results of operations.

As summarized elsewhere in this report, we are subject to substantial governmental regulation, which could result in adverse consequences for our business and results of operations. The Hungarian government regulates the entire telecommunications marketplace in Hungary including, among other matters: prices of wireline telecommunications services; carrier selection; number portability; our Universal Service obligations and benefits; the terms and conditions upon which we are required to “unbundle” our telecommunications network to allow other telecommunications service providers to use our network to compete with us in the provision of telecommunications services; and the terms and conditions upon which we must provide interconnection of our network to the networks of other telecommunications service providers. The Hungarian government has designated Hungarotel as a telecommunications service provider with “significant market power” which increases the oversight of its operations. Our business and results of operations may be adversely affected by any changes in telecommunications laws or regulations enacted by the Hungarian government. See Item 1 “Business-Summary of the Communications Act-Significant Market Power.”

Hungary has recently joined the European Union and its integration may cause changes in Hungary’s laws, which could result in adverse consequences for our business and results of operations.

Hungary joined the European Union in 2004. Hungary has recently revised its telecommunications laws to further promote competition and harmonize its telecommunications laws with the current European Union framework. Our business and results of operations may be adversely affected by changes in EU laws and regulations which may require Hungary to revise its telecommunications laws in a manner that increases competition, decreases revenue or requires us to expend additional resources.

Risks Relating to Our Debt

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate sufficient cash to service our debt.

We have an outstanding secured bank credit facility which is repayable in euros (approximately $157 million outstanding as of December 31, 2005) and outstanding notes which are repayable in U.S. dollars which are held by our majority shareholder TDC ($25 million outstanding as of December 31, 2005). Our ability to pay or refinance our bank credit facility or the outstanding notes will depend upon our future operating performance, which will be affected by general economic, financial, competitive, regulatory and business factors, some of which may be beyond our control.

We anticipate that our operating cash flow will be sufficient to meet our future anticipated operating expenses and fund our capital expenditures. However, we can not assure you that we will meet our goals regarding revenue, expenses, or cash flow from operations to enable us to pay the required interest and principal payments on our debt or fund our other liquidity needs. If we are not able to meet our debt payment obligations, we may be required to: reduce, forego or delay capital expenditures; limit our growth; issue additional debt or equity; sell assets; refinance our debt; or forego business opportunities. We can not assure you that any of these actions could be executed on reasonable commercial terms or at all.

We are subject to currency exchange rate risks.

Since we generate substantially all of our revenue in Hungarian forints, our ability to repay debt and other liabilities denominated in currencies other than the Hungarian forint can be adversely affected by the weakening of the Hungarian forint against such non-Hungarian currencies. For example, the bank credit facility is euro-denominated debt. If the Hungarian forint were to weaken against the euro, Hungarotel and PanTel would need a greater amount of Hungarian forints to pay the same amount of euro-denominated debt. We evaluate this risk frequently and enter into foreign currency forward contracts, if deemed effective, or purchase foreign currency in advance, to attempt to minimize such risks.

We are subject to risks resulting from fluctuations in interest rates.

The interest rates on our bank credit facility and notes are both variable rates tied to current market interest rates. An increase in the market interest rates could adversely affect our ability to service our debt. To limit the interest rate risk of the euro-denominated bank credit facility, we entered into interest rate swap agreements whereby we exchanged 100% of our variable interest rate exposure on the euro-denominated debt for a fixed interest rate. The swap agreements are in place until 2010.

Our secured bank credit facility imposes restrictions on our ability to take certain actions and contains financial covenants that we could fail to satisfy.

Our bank credit facility prohibits us from taking certain actions, without the consent of the banking syndicate. For example, there are limitations on our ability to pay dividends, borrow funds, merge, acquire assets or businesses, or dispose assets. We can not assure you that the operating and financial restrictions in our bank credit facility will not adversely affect our ability to finance our future operations or capital requirements or engage in other business activities that may be in our interests.

Our bank credit facility requires us to maintain certain financial ratios. Those financial covenants are measured in euros while our operating revenue and expenses are generally in Hungarian forints. There can be no assurance that our financial performance will enable us to meet these financial performance tests. Our ability to meet these tests may be affected by events beyond our control, including a negative movement in the currency markets. We may be required to seek waivers if we do not meet these financial tests. We can not assure you that we could obtain such waivers. If we did not obtain the waivers, any breach of these financial covenants could result in a default under the bank credit facility and require us to repay the outstanding balance, including interest, of the bank credit facility. There can be no assurance that we would have the funds to repay the bank credit facility or have the ability to refinance the bank credit facility. If we were unable to repay any amounts owed under the bank credit facility, the banks could take actions to take control of the collateral pledged to the banks as security, which collateral consists of all of our assets, including our parent company’s ownership interests in Hungarotel and PanTel.

Our secured bank credit facility enumerates certain events which, if they were to occur, could trigger a mandatory prepayment provision, which could require us to make a prepayment on the outstanding balance under the secured bank credit facility.

Our bank credit facility requires us to make a prepayment on the outstanding balance of the bank credit facility if we take certain actions such as raising debt or equity capital. We are also required to make a prepayment if we have any “Excess Cash Flow” (as defined in the bank credit facility). We can not assure you that these mandatory prepayment provisions, if not waived, will not adversely affect our ability to finance our future operations or capital requirements or engage in other business activities that may be in our interests.

We are also required to repay the entire amounts outstanding under our bank credit facility if TDC, without the consent of the banks holding two-thirds of the bank credit facility loans, either (i) disposes of a certain amount of its shares of the Company or (ii) no longer has the right to appoint the Chairman of our Board of Directors, Chief Executive Officer or Chief Financial Officer (the “Appointment Rights”). However, such mandatory prepayment provision shall not apply if (a) our Total Net Borrowings to EBITDA ratio is less than 2:1 at the end of each of the two fiscal quarters prior to such event, (b) TDC sells all of its shares of the Company to an internationally recognized telecommunications operator with a certain credit rating, or (c) TDC transfers the Appointment Rights to an internationally recognized telecommunications operator with a certain credit rating which telecommunications operator also buys all of TDC’s shares of the Company. TDC currently owns approximately 62% of our outstanding Common Stock.

TDC was recently acquired by a group of five private equity funds. There can be no assurance that TDC will not take any of these actions. If this mandatory prepayment was triggered, there can be no assurance that we would have the funds to repay the bank credit facility or have the ability to refinance the bank credit facility. If we were unable to repay any amounts owed under the bank credit facility, the banks could take actions to take control of the collateral pledged to the banks as security, which collateral consists of all of our assets, including our parent company’s ownership interests in Hungarotel and PanTel.

Risks Relating to Our Reported Financial Results as a U.S. Public Company

We are subject to fluctuations in currency exchange rates which could have an adverse effect on our reported financial results.

As a Delaware incorporated company, we report our financial results in U.S. dollars, our reporting currency, while almost all of our revenue and a substantial portion of our expenses, including capital expenditures, are in Hungarian forints.

•	Effect on Revenue and Expense Translation in the Company’s Statement of Operations. Changes in the Hungarian forint/U.S. dollar exchange rate have an impact on the amounts reported by us in our financial statements when we translate such forint amounts into U.S. dollars for reporting purposes. For example, if we had the same amount of revenue in Hungarian forints during two consecutive financial reporting periods and the value of the Hungarian forint appreciates against the U.S. dollar during the second financial reporting period as compared to the first financial reporting period, we would report higher revenue in U.S. dollars during the second financial reporting period even though the amount of revenue in Hungarian forints remained the same during each of the two financial reporting periods. Conversely, if the Hungarian forint weakened against the U.S. dollar during the second financial reporting period as compared to the first financial reporting period, we would report lower revenue in U.S. dollars during the second financial reporting period even though the amount of revenue in Hungarian forints remained the same during each of the two financial reporting periods. Therefore, fluctuations in the Hungarian forint/U.S. dollar exchange rate can have a material impact on our reported financial results.

•	Subsidiary Debt Denominated in Currency Other than the U.S. dollar - Effect on Balance Sheet. If any of our Hungarian subsidiaries hold debt denominated in a currency other than the U.S. dollar, that amount is translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Hungarotel and PanTel have debt denominated in currencies other than the U.S. dollar (euros). Therefore, if Hungarotel or PanTel were to hold the same amount of euro-denominated debt on two consecutive balance sheet reporting dates, and if the euro appreciated against the U.S. dollar on the second balance sheet reporting date as compared to the first balance sheet reporting date, we would report more debt in U.S. dollars on our balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. This increase in debt reported in U.S. dollars due to currency fluctuations would be recorded as a reduction to shareholders’ equity. Conversely, if Hungarotel or PanTel were to hold the same amount of euro-denominated debt on two consecutive balance sheet reporting dates, and if the euro depreciated against the U.S. dollar on the second balance sheet reporting date as compared to the first balance sheet reporting date, we would report less debt in U.S. dollars on our balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. This decrease in debt reported in U.S. dollars due to currency fluctuations would be recorded as an addition to shareholders’ equity.

•	Subsidiary Debt Denominated in Currency Other than the Hungarian Forint - Effect on Statement of Operations. - Hungarotel’s and PanTel’s functional currency for accounting purposes is the Hungarian forint. Hungarotel and PanTel have debt denominated in currencies other than the Hungarian forint (euros). When Hungarotel or PanTel prepares its balance sheet, each must re-value debt amounts denominated in currencies other than the Hungarian forint into Hungarian forints at the exchange rate in effect at the balance sheet date. Therefore, if Hungarotel or PanTel were to hold the same amount of euro-denominated debt on two consecutive balance sheet reporting dates, and if the Hungarian forint has appreciated against the euro on the second balance sheet reporting date as compared to the first balance sheet reporting date, Hungarotel or PanTel would report less debt in Hungarian forints on its balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. The difference in the amount of Hungarian forints reported for the euro-denominated debt for the two periods would be translated back into U.S. dollars at the average Hungarian forint/U.S. dollar exchange rate for the second period and be recorded as a foreign exchange gain for the period on our consolidated Statement of Operations. Conversely, if the Hungarian forint depreciated against the euro on the second balance sheet reporting date as compared to the first balance sheet reporting date, Hungarotel would report more debt in Hungarian forints on its balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. In this case, the difference in the amount of Hungarian forint reported for the euro-denominated debt for the two periods would be translated back into U.S. dollars at the average Hungarian forint/U.S. dollar exchange rate for the second period and be recorded as a foreign exchange loss for the period on our consolidated Statement of Operations.

As a result of the above, while our reported financial performance may change, a significant portion of such change may be due to currency fluctuations.

Changes in accounting rules, including the expensing of stock options granted to our employees, could have a material impact on our financial results.

U.S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board (“PCAOB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results.

We currently record any compensation expense associated with stock option grants to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payment, which will require us to measure compensation expense for employee stock options using the fair value method beginning the first quarter of fiscal year 2006, which is the quarter ended March 31, 2006. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. As a result of SFAS 123R, we will record higher levels of stock based compensation due to differences between the valuation methods of SFAS 123R and APB 25.

Our future operating expenses may be adversely affected by changes in our stock price.

All of our outstanding stock options are subject to variable accounting. Under variable accounting, we are required to re-measure the value of the options, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, canceled or expires unexercised. As a result, the stock-based compensation expense we recognize in any given period can vary substantially due to changes in the market value of our Common Stock. Volatility associated with stock price movements has resulted in compensation benefits when our stock price has declined and compensation expense when our stock price has increased. We are unable to predict the future market value of our Common Stock and therefore are unable to predict the compensation expense or benefit that we will record in future periods.

Changes in accounting assumptions or regulations could affect our financial results.

Changes in accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or applications, could result in an impact on our financial results.

The failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Risks Relating to Strategic Investments or Acquisitions

We may engage in future acquisitions and strategic investments that dilute the ownership percentage of our stockholders and require the use of cash, incur debt or assume contingent liabilities.

As part of our business strategy, we expect to continue to review opportunities to buy or invest in other businesses or technologies that we believe would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy or invest in other businesses, products or technologies in the future, we could: incur significant unplanned expenses and personnel costs; issue stock, or assume stock option plans that would dilute our current stockholders’ percentage ownership; use cash, which may result in a reduction of our liquidity; incur debt; assume liabilities; and spend resources on unconsummated transactions.

We may not realize the anticipated benefits of future acquisitions and strategic investments, and the integration of acquisitions may disrupt our business and management.

We are always reviewing our options with respect to additional acquisitions. Any additional acquisitions would expose us to certain post-acquisition execution risks, including the following:

•	the difficulty of assimilating the operations and personnel of the acquired entity;

•	the potential disruption to our ongoing business caused by senior management’s focus on the acquisition integration;

•	our failure to incorporate successfully licensed or acquired technology into our network and product offerings;

•	the potential loss of our key employees or the key employees of the acquired organization;

•	the failure to maintain uniform standards, controls, procedures and policies; and

•	the impairment of relationships with employees as a result of changes in management and ownership.

There can be no assurance that we will be successful in overcoming these risks, and our failure to overcome these risks could have a negative effect on our business, financial condition and results of operations.

Other Risks

Our business is subject to increasingly complex corporate governance, public disclosure, accounting, and tax requirements that have increased both our costs and the risk of noncompliance.

We are subject to rules and regulations of federal and state government as well as the stock exchange on which our Common Stock is listed. These entities, including the PCAOB, the SEC, the Internal Revenue Service and the American Stock Exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by the United States Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We are subject to periodic audits or other reviews by such governmental agencies as well as governmental agencies in Hungary and other countries in Central and Eastern Europe in which we operate. The SEC periodically reviews our public company filings. Any such examination or review requires management’s time and a diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to our historical financial results.

We have a majority shareholder who interests may be different from the minority shareholders with respect to some matters.

TDC owns approximately 62% of our outstanding common stock. Three officers of TDC are on our Board of Directors and two employees from TDC serve as executive officers of the Company. TDC has, and will continue to have, directly or indirectly, the power to affect our business through their ability to control all actions that require shareholder approval and through their representatives on our board of directors. They are not obligated to provide us with financial support. The interests of the majority shareholder and those of the minority shareholders may differ with respect to some matters.

The low trading volume in our stock and the small “public float” of our stock subjects our common stock to volatile trading.

One stockholder of the Company, TDC, owns 62% of our outstanding Common Stock. Our Common Stock is traded on the American Stock Exchange. There has been, and we expect that there will continue to be, only limited shares of our Common Stock available on the market and limited trading volume for the Common Stock. Accordingly, the market price of the Common Stock may not be reflective of its underlying value. Limited trading volume can also increase the volatility of the market price of the Common Stock.

Item 1B. Unresolved Staff Comments

There were no unresolved comments from the staff of the United States Securities and Exchange Commission at December 31, 2005.

Item 2. Properties

We lease our principal executive offices in Budapest, Hungary and also have a United States office located in Seattle, WA. In addition, we own and lease properties throughout Hungary and other countries in Central and Eastern Europe. We have secured all the necessary rights-of-way with respect to our telecommunications networks. Our owned real property and telecommunications assets are pledged as security to banks as required by our syndicated bank credit facility. We believe that our leased and owned office space and real property are adequate for our present needs but we periodically review our future needs.

Item 3. Legal Proceedings

Local Business Tax

An ambiguous provision in Hungarotel’s Concession Contracts regarding the payment of local municipal business tax is at issue. At the time of the inception of the Concession Contracts, the local business tax was 0%. When this business tax was instituted in one of the regions within the Hungarotel Operating Areas in 1996, one municipality, citing such provision in Hungarotel’s Concession Contract, claimed that Hungarotel was liable to pay the local business tax at ten times the prevailing rate. The municipality took the matter up with both the National Communications Authority and the predecessor ministry to the IC Ministry. However, the municipality has not been able to enforce this undertaking because it is not a party to the Concession Contracts. In 1999, the Hungarian Deputy State Secretary gave a verbal confirmation that the Hungarian government would not require Hungarotel to pay such tax. In November 1999, the Hungarian government sent a letter to the municipality informing it that the disputed business tax provision was not enforceable because the indefinite nature of the undertaking constituted an unjustified burden on Hungarotel and that the undertaking was not in compliance with the laws on Local Business Tax. To date, several municipalities have cited this provision in Hungarotel’s Concession Contracts and demanded payment of a local municipal business tax from Hungarotel. In March 2004, three municipalities initiated court proceedings against Hungarotel in the Metropolitan Court of Budapest seeking an aggregate of HUF 4.46 billion ($20.9 million) including interest. This is an ongoing matter. However, the Company believes that this undertaking is not enforceable and intends to defend itself against this action and any other action brought related to this matter.

Fazis

During 1996 and 1997, we entered into several construction contracts with Fazis, a Hungarian contractor (“Fazis”), which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. Fazis financed the facility through Postabank, a Hungarian bank. We have a disagreement with Fazis with respect to several issues relating to the quality and quantity of the work done by Fazis. We rejected invoices from Fazis in the amount of approximately HUF 700 million (approximately $3.9 million) and Fazis subsequently sought payment under separate invoices in the amount of approximately $24 million (at historical exchange rates), which we disputed because of quantity and quality issues and because of our counterclaim for breach of contract by Fazis, amounting to approximately $31 million (at historical exchange rates).

In order to resolve these issues, we purchased from Postabank in 1999 some of Postabank’s receivables owed by Fazis to Postabank (HUF 4.0 billion; approximately $18.7 million) with respect to the contractor financing facility. We also purchased from Postabank some of the obligations which we owed to Fazis under the contractor financing facility which were assumed by Postabank (HUF 7.0 billion; approximately $32.8 million). We then set off our remaining uncontested liabilities owed to Fazis (HUF 900 million; approximately $4.2 million) against the amounts owed to us by Fazis (HUF 4.0 billion; approximately $18.7 million).

Fazis and Reorg Rt. (“Reorg,” a company responsible for collecting Postabank’s debts) contested our actions in Hungarian court proceedings. In 2004, we prevailed against both parties and both Fazis’ and Reorg’s legal proceedings regarding these matters were terminated.

In January 2005, Fazis commenced proceedings against us before the arbitration court that is a part of the Hungarian Chamber of Commerce alleging a new cause of action arising from the original construction contracts. Fazis’ new claim against us was for alleged unpaid invoices in the amount of HUF 1.7 billion ($8.0 million), including interest and VAT. In January 2006, the Arbitration Court ruled in our favor.

In March 2005, we initiated legal proceedings against Fazis in the Budapest Metropolitan Court seeking HUF 3.5 billion (HUF 3.1 billion plus interest ($16.4 million)) for the debt Fazis owed us following the set off against the receivable purchased from Postabank in 1999. This is an ongoing matter and the next hearing is set for May 2006.

Finally, we still have a larger claim against Fazis, $31 million, for breach of contract. We are reviewing our options with respect to this claim.

The Hungarian legal system is still developing. Therefore, finality of actions cannot be predicted with any certainty. Consequentially, there can be no assurances as to the final outcome or course of action of this dispute.

Other

We are involved in various other legal actions arising in the ordinary course of business. We are contesting these legal actions in addition to the actions noted above; however, the outcome of individual matters is not predictable with assurance. Although the ultimate resolution of these actions (including the actions discussed above) is not presently determinable, we believe that any liability resulting from the current pending legal actions involving us, in excess of amounts provided therefor, will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity,

Related Stockholder Matters

and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the American Stock Exchange (the “Amex”) under the symbol “HTC.” The following table sets forth the high and low sale prices for the Common Stock as reported by the Amex for each quarter in 2004 and 2005.

	2005		2004
Quarter Ended	High	Low	High	Low
March 31	$19.90	$12.26	$11.48	$9.06
June 30	18.90	15.85	9.95	8.60
September 30	17.55	12.16	10.61	7.00
December 31	17.24	13.24	14.60	9.10

On February 24, 2006, the closing sale price for the Common Stock on the Amex was $16.44.

Stockholders

As of February 24, 2006, we had 12,806,665 shares of Common Stock outstanding held by approximately 76 holders of record. We believe that we have approximately 1,700 beneficial owners who hold their shares in street names.

We will furnish, without charge, on the written request of any stockholder, a copy of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including financial statements filed therewith. Stockholders wishing a copy may send their request to us at 1201 Third Avenue, Suite 3400, Seattle, WA 98101-3034. We also make available, free of charge, all of our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act after they are electronically filed with, or furnished to, the SEC. You can access those reports at our website http://www.htcc.hu which has a link to our filings with the SEC. You can also directly access our filings at the SEC’s website (http://www.sec.gov).

Dividend Policy

We have 30,000 shares of its Series A Cumulative Convertible Preferred Stock with a liquidation value of $70 per share outstanding which are currently held by TDC. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends in arrears at the annual rate of 5%, compounded annually on the liquidation value. We have only paid one preferred dividend. As of December 31, 2005, the total arrearage on the Preferred Shares was $651,000.

We have not paid any dividends on our Common Stock. Under Delaware law, we have been restricted in past years from paying dividends due to a stockholders’ deficiency. Our secured bank credit facility limits our ability to pay dividends. It is our current policy to retain earnings, if any, to finance the development and growth of our businesses. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid on its Common Stock until our earnings warrant such dividends, and there can be no assurance that we can achieve such earnings.

At present, HTCC’s only source of cash is payments from intercompany loans, payments under its management service agreement with our Hungarian subsidiaries, and dividends, if any, from our Hungarian subsidiaries. Our Hungarian subsidiaries’ ability to pay dividends or make other capital distributions to HTCC is governed by Hungarian law, and, as noted above, is also significantly restricted by our secured bank credit facility. Our Hungarian subsidiaries are borrowers under the credit facility which provides that the subsidiaries can only make distributions without the banks’ consent to HTCC for limited purposes. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

On November 10, 2004, we issued 250,000 shares of Common Stock and paid cash to PT Invest, a Hungarian based entity, as consideration for our purchase of 14.7% of PanTel. On such date, the price per share of our Common Stock was valued at $10.80 on the American Stock Exchange. Our issuance was not registered with the U.S. Securities and Exchange Commission based upon our reliance upon an exemption from the registration provisions of the Securities Act of 1933 (the “Securities Act”) set forth in Section 4(2) thereof relative to transactions by an issuer not involving any public offering. The purchaser was informed that the transaction was being effected without registration under the Securities Act and that the shares acquired could not be resold without registration under the Securities Act unless the sale is done pursuant to an exemption from the registration requirements of the Securities Act.

Purchases of Equity Securities by the Company

We did not repurchase any of our shares of Common Stock during the fourth quarter of 2005.

Equity Compensation Plan Information

The following table provides information about our Common Stock that may be issued under our equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity Compensation Plans Approved by Security Holders	620,000	$8.62	1,290,082
Equity Compensation Plans Not Approved by Security Holders	151,284	$7.54	0
Total	771,284		1,290,082

The equity compensation plan not approved by our security holders set forth in the table above is the Director Stock Option Plan (outstanding options to purchase 151,284 shares of Common Stock as of the end of 2005). The Director Stock Option Plan was adopted our Board of Directors in 1997. The Director Stock Option Plan had 250,000 shares of available Common Stock of which unexercised options to purchase 151,284 shares of Common Stock were outstanding as of the end of 2005 and 10,000 shares of Common Stock had been issued pursuant to exercised options. Following the approval of our stockholders, the remaining 88,716 shares of Common Stock were rolled over to, and became part of, our stockholder approved 2004 Long-Term Incentive Plan (the “2004 Plan”). Following such stockholder approval, our Board of Directors agreed to not issue any more shares from the Director Stock Option Plan. The Director Stock Option Plan is administered by our Board of Directors. The Director Stock Option Plan provided that each non-employee director shall automatically receive an option to purchase 5,000 shares of Common Stock upon his or her election or reelection to the Board of Directors by our stockholders each year. Each option granted had a ten year exercise term and vested upon the completion of the one-year board term. The exercise price per share of Common Stock is equal to the market value of a share of Common Stock calculated on the date of grant by using the prior 20 trading day average closing price of our Common Stock on the American Stock Exchange. If a director ceases to be a director of the Company and the director is not eligible to retire, the end of the exercise period is accelerated to three years following the cessation of such service (if less than the original term). The options are not transferable except for limited estate planning purposes and by the laws of descent and distribution.

The 2004 Plan which was approved by our stockholders had 1,290,082 shares of Common Stock available for issuances for compensatory purposes at the end of 2005. We had 1,352,896 shares of Common Stock available for issuance under the 2004 Plan at the end of 2004. We can issue, from the 2004 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance units payable in cash or stock. Stock option awards under employment agreements are granted from the 2004 Plan. See Item 11. “Executive Compensation.”

Item 6. Selected Financial Data

HUNGARIAN TELEPHONE AND CABLE CORP.

AND SUBSIDIARIES

Selected Financial and Operating Data

(Dollars in Thousands, Except Per Share Amounts)

For the Year	2005	2004	2003	2002	2001
Operating revenues, net	$110,240	$60,340	$59,609	$52,182	$45,236
Operating income	$26,614	$18,788	$26,770	$23,086	$18,340
Operating income per common share (basic)	$2.09	$1.51	$2.20	$1.91	$1.51
Income before extraordinary items	$2,892	$16,242	$12,476	$27,341	$11,099
Net income	$2,892	$16,242	$12,476	$27,341	$11,099
Net income per common share (basic)	$0.22	$1.30	$1.02	$2.25	$0.91

At Year-End
Total assets	$298,817	$192,285	$176,556	$169,059	$136,071
Long-term debt, excluding current installments	$158,227	$71,715	$90,839	$102,165	$104,882
Total stockholders’ equity	$70,881	$81,520	$46,359	$29,848	$366

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Statements that are not historical facts are forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our estimates and assumptions and are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Words such as “believes,” “anticipates,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those factors discussed elsewhere in this annual report on Form 10-K, including those discussed under “Risk Factors” in Part I, Item 1A and in our other reports filed with the Securities and Exchange Commission, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	Changes in the growth rate of the overall Hungarian, European Union and Central and Eastern European economies such that inflation, interest rates, currency exchange rates, business investment and consumer spending are impacted;

•	Materially adverse changes in economic conditions in Hungary and Central Europe;

•	Changes in the currency exchange markets particularly in the Hungarian forint-euro exchange rate, the Hungarian forint-U.S. dollar exchange rate and the euro-U.S. dollar exchange rate which affect our financial statements and our ability to repay our debt;

•	Our ability to effectively manage and otherwise monitor our operations, costs, regulatory compliance and service quality;

•	Our ability to effectively manage our operating expenses, capital expenses and reduce or refinance our debt;

•	Our dependence on cash flow from Hungarotel and PanTel and certain restrictions on their ability to pay dividends to the parent company HTCC;

•	The overall effect of competition from wireless service providers, other wireline carriers, cable television operators, ISPs and others in the markets that we currently compete in and in the markets that we may enter into;

•	The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;

•	The timing and profitability of our entry into new markets;

•	Our ability to successfully introduce new product offerings including our ability to offer bundled service packages on terms that are both profitable to us and appealing to our customers, and our ability to sell enhanced and data services in order to offset declines in revenue from local wireline service;

•	Material changes in available technology and the effects of such changes including product substitutions and deployment costs;

•	Our ability to retain key employees;

•	The effect of Hungarian regulatory and legislative initiatives and proceedings including those relating to the terms of interconnection, access charges, universal service, unbundled networks, resale rates and the continued liberalization of the Hungarian telecommunications marketplace;

•	Changes in European Union laws and regulations, which may require Hungary and other countries to revise their telecommunications laws;

•	Political changes in Hungary;

•	The final outcome of certain legal proceedings affecting us;

•	Our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess its internal control systems and disclose whether the internal control systems are effective, and the identification of any material weaknesses in our internal control over financial reporting;

•	Changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on our financial results;

•	The performance of our IT Systems;

•	Our ability to successfully complete the integration of any businesses or companies that we may acquire into our operations; and

•	Our relationship with our controlling stockholder.

You should consider these important factors in evaluating any statements in this Form 10-K or otherwise made by us or on our behalf. We have no obligation to update or revise these forward-looking statements.

Overview

We provide telecommunications services in Hungary through our three Hungarian operating subsidiaries: Hungarotel, PanTel, and PanTel Technocom. Hungarotel principally provides fixed line voice, data and Internet services to residential and business customers within 3 defined regions of Hungary (the Hungarotel Operating Areas) through the local networks that Hungarotel built in the Hungarotel Operating Areas. During 2005 Hungarotel began offering its services outside of the Hungarotel Operating Areas through carrier selection and carrier pre-selection. PanTel built a nation-wide fiber optic network in Hungary to compete with the former national monopoly in the provision of voice, data and Internet traffic primarily to businesses throughout Hungary. PanTel also uses its network capacity to transport voice, data, and Internet traffic on a wholesale basis for other telecommunications service providers, Internet Service Providers, and cable television operators in Hungary. PanTel’s network also extends into other countries in the Central and Eastern European region. PanTel has interconnection arrangements in place with several major international telecommunications service operators which provide for interconnection at international telecommunications hubs in Frankfurt and Vienna. PanTel Technocom provides telecommunications service to MOL (the Hungarian oil company) and operates and maintains various parts of MOL’s telecommunications network.

As of December 31, 2005, Hungarotel had approximately 158,000 access lines in service within the Hungarotel Operating Areas and provided carrier selection and carrier pre-selection calling services to 48,000 customers (of which 19,000 were active) outside the Hungarotel Operating Areas. Hungarotel began servicing these 48,000 carrier selection and carrier pre-selection customers as part of our expansion beyond the Hungarotel Operating Areas. In order to take advantage of PanTel’s experience in competing throughout Hungary, these out-of-concession customers are being transferred from Hungarotel to PanTel. These carrier selection and carrier pre-selection customers generate significantly less average revenue per user (“ARPU”) than our customers in the Hungarotel Operating Areas. These customers are also more likely to disconnect or decrease their use of service. The acquisition of PanTel on February 28, 2005 has given us an additional 34,000 access lines as of December 31, 2005, which we service through PanTel’s country-wide fiber optic backbone network. As of December 31, 2005, we had a total of approximately 192,000 access lines in service.

Our goal is to provide the broadest array of telecommunications services with exceptional quality and service at reasonable prices by becoming the most efficient full service telecommunications provider in Central and Eastern Europe. Our primary risk is our ability to retain existing customers and attract new customers in a highly competitive market that is constantly in flux due to a challenging regulatory environment, new competitive fixed line telephony entrants, high wireless telephony penetration and macroeconomic factors. Our success depends upon our operating and marketing strategies, as well as market acceptance of telecommunications services within Hungary and the Central and Eastern European region. We plan to continue building on the reputation of PanTel as the most competitive alternative in the business customer market within Hungary while using PanTel as our expansion vehicle in the residential and small business market outside the Hungarotel Operating Areas. We are seeking to further solidify and expand our presence in the Hungarian and Central and Eastern European telecommunications markets through strategic merger, acquisition or alliance opportunities. We are also continuing to explore wireless service solutions and possibilities so that we can be a full service provider in Hungary, thereby providing both wireline and wireless voice, data and Internet services for residential and business customers.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This requires us to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of our contingent assets and liabilities. US GAAP provides the framework for us to make these estimates, assumptions and disclosures. We utilize accounting policies within US GAAP that are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. We regularly assess these policies in light of current and forecasted economic and regulatory conditions. We believe that the following accounting policies are critical to understanding the results of our operations and the effect of the more significant judgments and estimates that we used in the preparation of our consolidated financial statements:

Revenue Recognition Policies – We recognize revenues, net of interconnect charges, when services are rendered to our customers. Hungarotel’s pricing is subject to oversight by the Hungarian regulatory authorities. Such regulation also covers interconnection, competition and other public policy issues. Regulatory interpretation of the Communications Act and related decrees, which may involve retroactive adjustments; Hungary’s membership in the EU; and changes in the political environment within Hungary could each impact our revenue. We monitor the decisions of the regulatory authorities and the Hungarian market closely, and will make adjustments to revenue and associated expenses if necessary. We record deferred costs and revenues related to the revenue and related installation costs associated with connecting new customers to our networks. We amortize these amounts over seven years, the estimated average term of the customer relationship. If a significant number of customers stop their service, the amortization period of those deferred costs and revenues would need to be reconsidered.

Recovery of Goodwill – We assess the fair value of goodwill annually. To the extent that information indicates that the carrying amount of our net assets exceeds our estimated fair value, we will recognize an impairment charge. The estimated fair value of the Company is determined using two methods. The first method places a per access line fair value on our access lines and compares this to the book value of our net assets. The second method compares the market capitalization of the Company to the book value of our net assets. During 2005, we performed our annual impairment testing of goodwill and, based upon the results, we concluded that there was no impairment to the carrying value of goodwill reported in our financial statements. Our estimates of fair value are subject to revision as market conditions change.

Long-lived Asset Recovery – Long-lived assets, consisting primarily of property, plant and equipment and intangibles (including concession rights, rights of way and rights of use), comprise a significant portion of our total assets. Changes in technology, changes in our intended use of these assets and/or changes in the regulatory environment may cause the estimated period of use or the value of these assets to change. We review these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and reviewing recoverability require both our judgment and estimation. Impairment is deemed to have occurred if projected undiscounted cash flows related to an asset are less than its carrying value. If impairment is deemed to have occurred, the carrying values of the assets are written down, through a charge against earnings, to their fair value.

Contingent Liabilities – We establish accruals for estimated loss contingencies when we assess that a loss is probable and we can reasonably estimate the amount of the loss. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assessments as to the likelihood and estimated amount of loss. Accruals for contingent liabilities are based upon our assumptions and estimates, after giving consideration to the advice of legal counsel and other information relevant to our assessment of the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated accruals for contingent liabilities would be required.

Income Taxes – In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning in making these assessments. Actual income taxes could vary from our estimates due to future changes in the income tax laws or the results from reviews of our tax returns by taxing authorities.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2005 was 199.59, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2004 of 202.74. When comparing the year ended December 31, 2005 to the year ended December 31, 2004, you should note that all U.S. dollar reported amounts have been affected by this 2% appreciation in the Hungarian forint against the U.S. dollar. You should also note that our 2005 financial results have been affected by the inclusion of PanTel as of March 1, 2005.

Net Revenues

	Year ended December 31,		% change
(dollars in millions)	2005	2004
Measured service revenues	43.1	31.2	38
Subscription revenues	25.9	25.1	3
Interconnect charges:
Incoming	2.2	2.6	(15)
Outgoing (including access cost)	(14.4)	(8.5)	(69)

Net	(12.2)	(5.9)	(107)

Net measured service and subscription revenues	56.8	50.4	13
Connection fees	0.9	1.7	(47)
Wholesale voice revenues, net	4.0	0	n/a
Other operating revenues, net :
Provision of direct lines	30.7	4.3	614
ADSL access, VPN services	7.2	0.6	1,100
Internet services	5.9	0.6	883
Other	4.7	2.7	74

Other operating revenues, net total	48.5	8.2	491

Telephone Service Revenues, Net	110.2	60.3	83

Measured Service Revenues

Measured service revenues increased in functional currency terms by approximately 36% between the periods. A decrease in Hungarotel’s revenues of approximately $7.4 million has been offset by the addition of PanTel’s revenues for the ten months ended December 31, 2005, which were approximately $19.3 million.

Hungarotel’s measured service revenues decreased in functional currency terms by 25% as a result of:

•	A 5.6% decrease in average access lines in service from approximately 191,900 for the year ended December 31, 2004 to approximately 181,300 during the year ended December 31, 2005. A 5.2% decrease occurred in the residential customer base as a result of further wireless telephone penetration, competition from other service providers such as cable television operators providing voice services and economic conditions that resulted in some customers not being able to afford telephone services in general or choosing to receive voice services from just their wireless service provider, and not us, in order to reduce their monthly telecommunication expenses. Beyond this decrease in residential customers, we also had a 0.4% decrease in business customer access lines.

•	An overall decrease in call minutes of 19% compared to the prior year. This is partially due to the decrease in the number of access lines serviced over the same period in the prior year. However, the principal cause of the decrease in call minutes is that calls from our customers to wireless phones decreased by 23.2% over the prior year. This decrease is attributable to increased competition from wireless service providers who offer wireless to wireless calls at rates that are significantly lower than fixed line to wireless call rates due to adverse regulatory conditions with respect to the interconnect prices permitted to be charged by wireless carriers to fixed line operators, which interconnect charges are higher than the interconnect charges wireless carriers charge each other. Also, calls for Internet dial-up service have decreased by 30.8% during 2005. However this decrease has been offset by increasing trends in broadband DSL Internet usage versus traditional dial-up Internet. The overall call minutes during the fourth quarter of 2005 decreased by 29.3% compared to the same period in 2004. The accelerated decrease in call minutes in the last quarter of the year is mainly attributable to: a significant number of disconnections due to rate changes (see details below); increased competition from other telecommunications service providers offering carrier selection and carrier pre-selection services within the Hungarotel Operating Areas; increased competition from cable television operators, who began offering telephone services in the Hungarotel Operating Areas; and an upward movement in broadband Internet usage instead of dial-up Internet usage during the quarter.

We are focusing on retaining our historic fixed line business customer base by offering discounts to our listed call tariffs in exchange for fixed term contracts. We are also promoting higher margin products such as DSL connections to customers, which have continued to grow in 2005 and we expect to continue to grow in the future. To offset the increased competition and loss of revenue in the Hungarotel Operating Areas, Hungarotel entered markets outside of the Hungarotel Operating Areas during the second quarter of 2005. We are transferring this business to PanTel and believe that PanTel can challenge the ILTOs on service and price. As of December 31, 2005, we had 48,000 carrier selection and pre-selection customers, of which 19,000 customers were active. These carrier selection and carrier pre-selection customers generate significantly less average revenue per user (“ARPU”) than our customers in the Hungarotel Operating Areas.

In response to regulatory and competitive pressures in the Hungarotel Operating Areas, Hungarotel introduced new monthly tariff packages to its customers as of October 1, 2005. The newly introduced packages provide for a re-balancing between monthly subscription fees and calling tariffs, whereby monthly subscription fees were increased and calling tariffs were reduced. The newly introduced packages also include, as a part of the package, a certain number of “free” minutes per month for each customer, which have been built into the prices of the packages. Between October 1, 2005, when the new monthly packages were introduced, and December 31, 2005, Hungarotel lost 21,400 access lines, or 12% of the access lines in the Hungarotel Operating Areas as of September 30, 2005. This significant disconnection rate is primarily due to the package re-balancing, as well as increased competition from cable television operators, who began offering telephone services in the Hungarotel Operating Areas during the period. We initially believed that the package restructuring would be revenue neutral but customer trends during the fourth quarter have indicated that customers have focused on the increased subscription fees instead of the lower calling tariffs and the offer of ‘free’ minutes. Between December 31, 2005 and today, Hungarotel has lost an additional 5,700 access lines. While the disconnection rate appears to have decreased in the first few weeks of 2006, as compared to what was experienced during the fourth quarter of 2005, there can be no assurance that this trend will continue for the rest of 2006. Hungarotel is continuing its efforts to contact those customers who have made a request for disconnection to assist them in understanding the new package structure and subsequently advise them on the package that best meets their needs.

PanTel

The inclusion of PanTel in our consolidated financial results for the year ended December 31, 2005 contributed $19.3 million in measured service revenues. PanTel’s measured service revenues come primarily from business customers and this revenue is expected to continue to grow as PanTel attracts additional customers with competitive service and pricing plans.

Subscription Revenues

Subscription revenues increased in functional currency terms by approximately 2% as a result of: (i) $1.6 million in subscription fees from PanTel for the ten months ended December 31, 2005; and (ii) the tariff re-balancing introduced as of October 1, 2005, which increased the subscription fees of Hungarotel, which increased fees were offset by (a) customer transfers from higher monthly fee subscription packages to lower monthly fee subscription packages during the period, (b) a 5.6% decrease in average access lines in service for Hungarotel between the two periods, and (c) $1.2 million in Universal Service Fund revenues recorded in 2004 that had no corresponding revenues recorded in 2005.

Included in subscription revenues is $1.2 million of revenue for the year ended December 31, 2004, associated with Hungarotel being a Universal Service Provider. The funds expected to be received by Hungarotel from the Universal Services Fund are based upon the number of customers, which met certain requirements defined in government regulations. The uncollected universal service revenues related to 2004 and 2003 have been fully provided for (bad debt provision) as of December 31, 2005 due to the uncertainty of collection (see discussion in “Selling, General and Administrative” below).

Interconnect Charges

Net measured service and subscription revenues have been reduced by net interconnect charges which totaled $12.2 million and $5.9 million during the years ended December 31, 2005 and 2004, respectively. We are paid a per minute interconnection fee for completing long distance wireline and wireless calls to our customers (incoming). We pay interconnection fees to other wireline and wireless providers to terminate calls from our customers (outgoing). As a percentage of measured service and subscription revenues, net interconnect charges have increased from 10% for the year ended December 31, 2004 to 18% for the year ended December 31, 2005. This increase is primarily due to the inclusion of PanTel’s interconnection fees for the year ended December 31, 2005 and the fact that PanTel has lower margins on call revenues than Hungarotel. The telecommunications authority introduced new interconnect prices effective from June 15, 2004 and again on May 25, 2005 (announced in July 2005 with retroactive effect) and, as a result, fixed line and wireless operators’ interconnect prices were reduced significantly, 38% in Hungarotel’s case. The imbalance between our incoming and outgoing interconnection fees is due to the fact that outgoing fees (i.e. access costs) are approximately eight times greater than incoming fees (i.e. interconnect revenues), in the case of traffic between wireline and wireless phones. The majority of Hungarotel’s interconnect expenses relate to wireless network terminated calls. Along with other ILTOs, we have legally challenged the rate reduction decision because we believe that the newly arbitrated interconnect fees charged by ILTOs are less than the actual cost of terminating those calls.

Subsequent to the interconnect price reduction on June 15, 2004, Hungarotel and PanTel continued to accrue wireless access costs at the higher historical fee level because of a pending appeal by the wireless providers against the interconnect price reduction and the related uncertainty surrounding the outcome of the appeals process. During the third quarter of 2005, in consultation with external legal advisors, we reviewed our decision to continue to accrue wireless access costs since June 2004 at a level higher than what was determined by the telecommunications authority in Hungary, and concluded that the likelihood of the telecommunications authority’s decisions in June 2004 and July 2005 concerning the wireless operators’ access costs being overturned is remote. Therefore, during the third quarter of 2005, we reversed an over-accrual of approximately $0.7 million related to fixed to wireless interconnection fees between June 2004 and September 2005. The outcome of these proceedings can not be predicted with certainty. If the wireless providers succeed in court in overturning the decision of the telecommunications authority, we may be required to pay the originally recorded higher amount.

Connection Fees

In 1997 and 1998 during the construction of Hungarotel’s networks, Hungarotel connected a substantial number of its current customer base. We have been amortizing to revenue the connection fees received back in 1997 and 1998 over the last 7 years while at the same time amortizing as an expense over 7 years the initial cash outlay for connecting those customers. The amortization period for revenues and expenses for those customers is coming to an end, which has resulted in a 50% reduction in connection revenues. The revenue attributable to the addition of new customers, added to Hungarotel’s network after 1998, is significantly lower than that attributable to customers from 1998 and earlier.

Wholesale Voice Revenues

Wholesale voice net revenues for the year ended December 31, 2005 include $3.0 million of service revenues from PanTel, as well as income recorded from the reversal of an over-accrual during the third quarter of 2005 related to the reduction of wireless providers’ access costs since June 2004, which amounted to $1.0 million (see the “Interconnect Charges” section above for an explanation of the access cost reduction). Wholesale voice service is a high volume, relatively low margin service, but remains an attractive service to PanTel’s customers. In addition, it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers.

Other Operating Revenues

Other operating revenues, which include revenues generated from the provision of direct lines, DSL Internet services, VPN services, operator services, dial-up Internet services and other miscellaneous telephone service revenues, increased 491% to $48.5 million for the year ended December 31, 2005, as compared to $8.2 million for the year ended December 31, 2004. This increase is primarily due to the inclusion of PanTel for the year. The significant products driving other operating revenues are leased line services, the provision of dark fiber, VPN services and Internet services.

Selling, General and Administrative

	Year ended December 31,
(dollars in millions)	2005	2004
Selling, general and administrative	$57.1	$29.2

Operating and maintenance expenses increased 96% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. In functional currency terms, operating and maintenance expenses of Hungarotel increased approximately 12% for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The 12% increase is primarily due to the recording of a bad debt provision in the amount of $1.9 million during the fourth quarter of 2005, related to unpaid Universal Services revenues owed to Hungarotel by the Universal Services Fund related to 2003 and 2004. The bad debt provision has been recorded due to uncertainties as to if, and when, the amounts will ultimately be paid to us. The increase in bad debt expense has been partially offset by the decreasing number of new connection fee charges amortized during the year ended December 31, 2004 in relation to the number of connection fee charges that have been fully amortized in 2005 (see discussion of amortization in “Connection Fees” above). In addition, there has been a 28% decrease in the Company’s U.S. dollar denominated operating expenses between the periods that is primarily due to a decrease in the amount of variable option accounting expense recorded by the Company in 2005 versus 2004 ($6.4 million in 2004 versus $1.2 million in 2005). The reduction in variable option accounting expense has been partially offset by one-time payments made during the second quarter of 2005 related to retirement and termination obligations paid to members of senior management that were not part of the workforce reduction plan as described in the “Severance Costs” section below, as well as significant expenses incurred by us in connection with our Sarbanes-Oxley Section 404 Internal Control compliance project for 2005. The inclusion of PanTel’s selling, general and administrative expenses for the year ended December 31, 2005 contributed an additional $28.6 million of selling, general and administrative expenses compared to the year ended December 31, 2004.

Severance Costs

	Year ended December 31,
(dollars in millions)	2005	2004
Severance costs	$2.5	$—

On August 30, 2005, we agreed with the Hungarian Trade Unions representing most of our Hungarian-based employees on the key provisions of a workforce reduction plan, pursuant to which we reduced our workforce at Hungarotel by approximately 200 employees, which represents about 20% of our workforce. The first step in the process consisted of an offer to employees to voluntarily accept a severance package, of which approximately 80 accepted in September 2005. The second step in the process occurred during the fourth quarter of 2005 when 120 involuntary terminations took place. The $2.5 million expense during the year represents the severance costs for the workforce reduction plan.

Depreciation and Amortization

	Year ended December 31,
(dollars in millions)	2005	2004
Depreciation and amortization	$24.0	$12.4

Depreciation and amortization charges increased $11.6 million, or 94%. This increase is due primarily to the inclusion of $11.3 million of depreciation and amortization related to PanTel for the ten months ended December 31, 2005.

Income from Operations

	Year ended December 31,
(dollars in millions)	2005	2004
Income from operations	$26.6	$18.8

Income from operations increased by 42% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Contributing to such increase were higher net telephone service revenues partially offset by higher selling, general and administrative expenses, severance costs and higher depreciation and amortization expenses.

Foreign Exchange (Losses) Gains, Net

	Year ended December 31,
(dollars in millions)	2005	2004
Foreign exchange (losses) gains, net	$(8.5)	$6.9

Our foreign exchange losses for the year ended December 31, 2005 resulted primarily from: (i) the weakening of the Hungarian forint against the euro on Hungarotel’s average EUR 80 million denominated debt outstanding between February 21, 2005 (refinancing date) and December 31, 2005; (ii) the weakening of the Hungarian forint against the euro on PanTel’s average EUR 64 million denominated debt outstanding between February 28, 2005 (refinancing date) and December 31, 2005; and (iii) the strengthening of the U.S. dollar against the Hungarian forint on our EUR 9.5 million denominated inter-company loan between February 28, 2005 and December 31, 2005. At December 31, 2005, the Hungarian forint had weakened by approximately 3.6% against the euro as compared to the February 21, 2005 level, 4.2% against the euro as compared to the February 28, 2005 level and the U.S. dollar had strengthened by approximately 17% against the Hungarian forint as compared to the February 28, 2005 level. The foreign exchange gains, for the year ended December 31, 2004, resulted primarily from the appreciation of the Hungarian forint against the euro and the U.S. dollar on the Company’s average EUR 46.9 million denominated debt outstanding and U.S. dollar 25 million inter-company denominated debt outstanding during the period. At December 31, 2004, the Hungarian forint had appreciated by approximately 7% against the euro and approximately 15% against the U.S. dollar as compared to December 31, 2003 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, we report foreign exchange gains/losses in our consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Year ended December 31,
(dollars in millions)	2005	2004
Interest expense	$14.1	$9.1

Interest expense increased 55% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. This 55% increase is the result of: (i) the inclusion of PanTel’s $4.2 million interest expense for the ten months ended December 31, 2005; (ii) the write-off of $1.5 million of deferred financing cost related to Hungarotel’s previous syndicated bank loan, which was repaid on February 21, 2005; and (iii) higher average debt levels outstanding between the periods; partially offset by lower average interest rates paid on our borrowings during the year ended December 31, 2005 compared to the year ended December 31, 2004. As a result of the lower interest rates on our borrowings, our weighted average interest rate on our debt obligations decreased from 6.43% for the year ended December 31, 2004 to 5.34% for the year ended December 31, 2005, a 17% decrease. See “Liquidity and Capital Resources” section below.

Interest Income

	Year ended December 31,
(dollars in millions)	2005	2004
Interest income	$0.9	$2.3

Interest income decreased 61% for the year ended December 31, 2005 as compared to the year ended December 31, 2004, due to lower interest rates on Hungarian forint deposits between the periods.

Fair Value Changes on Interest Rate Swaps

	Year ended December 31,
(dollars in millions)	2005	2004
Fair value changes on interest rate swaps	$(0.3)	$—

Fair value changes on interest rate swaps amounted to a $0.3 million loss for the year ended December 31, 2005. The loss recorded for the year is the result of a downward movement in the market value of the interest rate swaps between the swap contract date and December 31, 2005.

Equity in Earnings of Affiliate

	Year ended December 31,
(dollars in millions)	2005	2004
Equity in earnings of affiliate	$0.9	$0.4

Equity in earnings of affiliate for the year ended December 31, 2005 represents our 25% equity ownership of PanTel in January and February 2005, prior to our obtaining 100% of PanTel on February 28, 2005. Equity in earnings of affiliate for the year ended December 31, 2004, represents our 25% equity ownership of PanTel from November 10, 2004 until December 31, 2004.

Income Tax Expense

	Year ended December 31,
(dollars in millions)	2005	2004
Current tax expense	$1.6	$1.4
Deferred tax expense	1.5	1.8

Total income tax expense	$3.1	$3.2

We recorded a $1.6 million current tax expense in 2005 primarily as a result of Hungarotel paying 16% corporate income tax on its taxable income for the year.

We recorded a deferred tax expense of $1.5 million for the year ended December 31, 2005 as compared to $1.8 million for the year ended December 31, 2004. The deferred tax expense of $1.5 million for the year ended December 31, 2005 reflects the impact of updating the deferred tax calculation as of December 31, 2005. Between December 31, 2004 and December 31, 2005, the major movements on deferred tax asset balances were: (i) a $2.0 million decease on the parent company HTCC’s deferred tax asset as a result of increasing the valuation allowance and (ii) a $1.2 million decrease on the deferred tax asset of fixed assets revaluation for tax at Hungarotel; partially offset by a $1.5 million decrease on the deferred tax liability of accrued foreign exchange gain at Hungarotel. The amount of the deferred tax asset considered realizable as of December 31, 2005 could be reduced in the future if estimates of taxable income during the future periods are reduced. We consider projected future taxable income and tax planning in making these assessments.

Net Income

	Year ended December 31,
(dollars in millions)	2005	2004
Net income	$2.8	$16.1

As a result of the factors discussed above, we recorded net income attributable to common stockholders of $2.8 million, or $0.22 per share, or $0.20 per share on a diluted basis, for the year ended December 31, 2005 as compared to net income attributable to common stockholders of $16.1 million, or $1.30 per share, or $1.25 per share on a diluted basis, for the year ended December 31, 2004.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Hungarotel’s functional currency is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2004 was 202.74 as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2003 of 224.34. When comparing the year ended December 31, 2004 to the year ended December 31, 2003, you should note that all U.S. dollar reported amounts have been affected by this 11% appreciation in the Hungarian forint against the U.S. dollar.

Net Revenues

	Year ended December 31,
(dollars in millions)	2004	2003
Measured service revenues	31.2	32.0
Subscription revenues	25.1	24.1
Interconnect charges:
Incoming	2.6	3.5
Outgoing	(8.5)	(9.6)

Net	(5.9)	(6.1)

Net measured service and subscription revenues	50.4	50.0
Connection fees	1.7	2.6
Other operating revenues, net	8.2	7.0

Telephone Service Revenues, Net	60.3	59.6

We recorded a 1% increase in net telephone service revenues for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Measured Service Revenues

Measured service revenues decreased in functional currency terms by approximately 12% as a result of:

•	A 3% decrease in average access lines in service from approximately 197,600 for the year ended December 31, 2003 to approximately 191,900 during the year ended December 31, 2004. Approximately 2.6% of the 3.0% decrease occurred in the residential market as a result of further wireless penetration and economic conditions that resulted in some customers not being able to afford telephony services in general or choosing to continue with their wireless service provider and drop their fixed line service when deciding to reduce their monthly communication expenses. The remaining 0.4% of the 3.0% decrease is attributable to business customers due primarily to increased competition from both fixed line operators and wireless providers.

•	An overall decrease in call minutes by 4.2% that is partially correlated to the decrease in the number of lines serviced over the same period in the prior year. Internet usage was the only service to increase in terms of minutes of use over the same period in the prior year. Calls from our customers to wireless subscribers decreased by 13.1% over the prior year, representing the greatest decrease out of all of our call services. The decrease is attributable to increased competition from wireless providers who offer wireless to wireless calls at rates that are lower than fixed line to wireless call rates due to adverse regulatory changes with respect to the interconnect prices permitted to be charged by fixed line operators compared to the wireless operators.

•	As of June 2004, the Company began offering discounts off of its listed call tariffs to some of its significant business customers.

•	Off-peak call minutes decreased at an overall rate of 3.8% compared to that of peak call minutes which decreased by 4.7% compared to the prior year. This difference indicates that some business customers switched to our competitors through carrier pre-selection as the bulk of call minutes during peak hours are made by business customers.

We focused, and continue to focus, on retaining our existing business customer base by offering discounts to our listed call tariffs in exchange for fixed term contracts. We also promoted, and continue to promote, higher margin products such as DSL connections to customers. Due to economic conditions and pricing issues, both within and outside the Hungarotel Operating Areas, Hungarotel did not opt to raise call tariffs on most of its calling services, although it was allowed to do so by the Hungarian regulatory authority. Accordingly, the same call tariffs were in place during the years ended December 31, 2004 and December 31, 2003 apart from the business customer discounts described above.

Subscription Revenues

Subscription revenues decreased in functional currency terms by approximately 6% as a result of: (i) a 3% decrease in average access lines in service between the two periods; (ii) customer transfers from higher monthly fee subscription packages to lower monthly fee subscription packages; and (iii) 30% lower Universal Service revenues compared to the Universal Service revenues recorded for the year ended December 31, 2003.

Included in subscription revenues is $1.2 million for the year ended December 31, 2004 and $1.7 million for the year ended December 31, 2003 of revenue associated with the Company being a Universal Service Provider. The funds to be received by the Company from the Universal Services Fund were based upon the number of customers, which met certain requirements defined in government regulations.

We believe that our prior Universal Services Agreement, which expired June 30, 2004, continues to apply to the revenues that have been accrued up to June 30, 2004. Universal Service funds from 2003 that had not been received from the Hungarian government, as of December 31, 2004, were $1.7 million, which amount has been confirmed by the administrators of the Universal Services Fund. As a result of negotiations, the Company signed a new Universal Service Agreement with the IC Ministry that was retroactive to July 1, 2004. Under this new agreement, as a result of the strict conditions stipulated to receive funds for being a Universal Services Provider, we do not expect to receive any money in the future for being a Universal Services Provider.

Interconnect Charges

Net measured service and subscription revenues have been reduced by net interconnect charges which totaled $5.9 million and $6.1 million during the years ended December 31, 2004 and 2003, respectively. As a percentage of measured service and subscription revenues, net interconnect charges have declined from 11% for the year ended December 31, 2003 to 10% for the year ended December 31, 2004. This decrease is attributable to decreasing interconnect prices in the Hungarian telecommunications market due to governmental efforts to bring interconnection fees in line with European Union levels. We are paid a per minute interconnection fee for completing long distance wireline and wireless calls to our customers (incoming). We pay interconnection fees to other wireline and wireless operators to terminate calls from our customers (outgoing). New interconnect prices became effective June 15, 2004. The ILTOs’ interconnect prices were reduced significantly, 38% in Hungarotel’s case, whereas the wireless providers interconnect prices remained consistent. The majority of Hungarotel’s interconnect expenses relate to wireless network terminated calls. As a result, interconnect expenses (outgoing) continue to be charged at rates comparable to the same period in the prior year while interconnect revenues (incoming) were reduced by 38% from June 15, 2004. Along with other ILTOs, we have legally challenged the rate reduction decision, asserting that the interconnection fees charged by the ILTOs are less than the actual cost of terminating those calls.

Connection Fees

In 1997 and 1998 during the construction of Hungarotel’s networks, Hungarotel connected a substantial number of its current customer base. We have been amortizing the connection fees received back in 1997 and 1998 to revenue over the last 7 years while at the same time amortizing over 7 years to expense the initial cash outlay for connecting those customers. The amortization period for revenues and expenses for those customers is coming to an end, which has resulted in a 31% reduction in connection revenues. The revenue attributable to the addition of new customers, added to Hungarotel’s network after 1998, is significantly lower than that attributable to customers from 1998 and earlier.

Other Operating Revenues

Other operating revenues include revenues generated from the provision of leased lines, DSL Internet services, operator services, dial-up Internet services and other miscellaneous telephone service revenues. In functional currency terms, other operating revenues increased approximately 6% for the year ended December 31, 2004, as compared to the year ended December 31, 2003. This increase is primarily due to increased leased line, DSL access, and Internet service between the two periods.

Selling, General and Administrative

	Year ended December 31,
(dollars in millions)	2004	2003
Selling, general and administrative	$29.2	$21.6

Selling, general and administrative expenses increased 35% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. In functional currency terms, the selling, general and administrative expenses of Hungarotel decreased approximately 7% for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The 7% decrease is primarily due to the decreasing number of new connection fee charges amortized during the year ended December 31, 2004 in relation to the number of connection fee charges that have been fully amortized (see discussion of amortization in “Connection Fees” above). In U.S. dollar terms, however, such decrease in costs in functional currency terms has been offset by the 11% appreciation of the Hungarian forint combined with a 250% increase in our U.S. dollar denominated operating expenses between the periods. This 250% increase is primarily due to a $6.4 million non-cash compensation charge related to the amendment of two stock option plans. Variable option accounting requires us to determine a value related to our outstanding stock options, on a periodic basis, by applying the difference between our stock price at a point in time and the option exercise prices to the number of options outstanding. The value determined is recorded in the income statement as either an increase or decrease to compensation expense depending on the number of stock options outstanding from one period to another as well as changes in the price of our stock.

Depreciation and Amortization

	Year ended December 31,
(dollars in millions)	2004	2003
Depreciation and amortization	$12.4	$11.3

Depreciation and amortization charges increased 10% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Depreciation and amortization charges remained consistent in functional currency terms between the two periods.

Income from Operations

	Year ended December 31,
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

	Year ended December 31,
(dollars in millions)	2004	2003
Foreign exchange gains (losses)	$6.9	($5.7)

The foreign exchange gains for the year ended December 31, 2004, resulted primarily from the appreciation of the Hungarian forint against the euro and the U.S. dollar on our average EUR 46.9 million denominated debt outstanding and U.S. dollar 25 million denominated debt outstanding during the period. At December 31, 2004, the Hungarian forint had appreciated by approximately 7% against the euro and approximately 15% against the U.S. dollar as compared to December 31, 2003 levels. Foreign exchange losses for the year ended December 31, 2003 resulted primarily from the devaluation of the Hungarian forint on our average EUR 60.6 million denominated debt outstanding, partially offset by the appreciation of the Hungarian forint on our U.S. dollar 25 million denominated debt outstanding during the period. At December 31, 2003, the Hungarian forint had devalued by approximately 10% against the euro as compared to December 31, 2002, and had appreciated by 8.3% against the U.S. dollar as compared to

December 31, 2002. When non-Hungarian forint debt is re-measured into Hungarian forints, we report foreign exchange gains/losses in our consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Year ended December 31,
(dollars in millions)	2004	2003
Interest expense	$9.1	$9.1

Interest expense remained consistent for the year ended December 31, 2004 as compared to the year ended December 31, 2003. This was the result of: (i) higher average interest rates paid on our borrowings during the year ended December 31, 2004 compared to the year ended December 31, 2003; (ii) the 11% appreciation of the Hungarian forint against the U.S. dollar between the periods when translating Hungarotel’s Hungarian forint denominated interest expense into U.S. dollars; and (iii) lower average debt levels outstanding between the periods. As a result of the higher interest rates on our borrowings, our weighted average interest rate on our debt obligations increased from 5.94% for the year ended December 31, 2003 to 6.43% for the year ended December 31, 2004, an 8% increase. See “Liquidity and Capital Resources” section below.

Interest Income

	Year ended December 31,
(dollars in millions)	2004	2003
Interest income	$2.2	$1.3

Interest income increased 69% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to higher Hungarian forint cash levels, higher interest rates paid on Hungarian forint deposits between the periods and the appreciation of the Hungarian forint over the prior year.

Income Tax Expense

	Year ended December 31,
(dollars in millions)	2004	2003
Current tax expense	$1.4	$0.4
Deferred tax expense	1.8	0.1

Total income tax expense	$3.2	$0.5

We recorded a $1.4 million current tax expense in 2004 as a result of Hungarotel paying 16% corporate income tax on its taxable income for the year due to Hungarotel exhausting all net operating loss carry forwards from previous years.

We recorded a deferred tax expense of $1.8 for the year ended December 31, 2004 as compared to a deferred tax expense of $0.1 million for the year ended December 31, 2003. The deferred tax expense of $1.8 million for the year ended December 31, 2004 reflects the impact of updating the deferred tax calculation as of December 31, 2004. The amount of the deferred tax asset considered realizable as of December 31, 2004 could be reduced in the future if estimates of taxable income during the future periods are reduced. We consider projected future taxable income and tax planning in making these assessments.

Net Income

	Year ended December 31,
(dollars in millions)	2004	2003
Net income	$16.1	$12.4

As a result of the factors discussed above, we recorded net income attributable to common stockholders of $16.1 million, or $1.30 per share, or $1.25 per share on a diluted basis, for the year ended December 31, 2004 as compared to net income attributable to common stockholders of $12.4 million, or $1.02 per share, or $0.97 per share on a diluted basis, for the year ended December 30, 2003.

Liquidity and Capital Resources

We have historically funded our capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the networks in the Hungarotel Operating Areas required significant capital expenditures ($213.6 million at historical exchange rates through December 31, 2005). Since the end of 1998, Hungarotel’s networks have had the capacity, with normal additional capital expenditure required, to provide basic telephone services to virtually all of the potential subscribers within the Hungarotel Operating Areas. With our acquisition of PanTel, our capital expenditures for 2005 are considerably higher than prior years due to PanTel requiring capital expenditures in order to connect customers to its nation-wide network.

Net cash provided by operating activities totaled $43.6 million during the year ended December 31, 2005, compared to $27.7 million during the year ended December 31, 2004. This $15.9 million increase is due to (i) the 2% appreciation of the Hungarian forint against the U.S. dollar between the two periods and (ii) the inclusion of PanTel’s $23.1 million operating cash flow for the period of March through December 2005; which was partially offset by (a) the $2.5 million effect of the workforce reduction program at Hungarotel and (b) the one-time retirement and termination payments of $1.1 million during the second quarter of 2005. For the years ended December 31, 2005 and 2004, the Company used $29.0 million and $17.5 million, respectively, in investing activities. The $29.0 million used in investing activities for the year ended December 31, 2005 is due to (i) $22.1 million to fund additions to our telecommunications networks and other intangibles and (ii) $7.5 million for the acquisition of the PanTel business (net of cash acquired). Financing activities used net cash of $3.9 million during the year ended December 31, 2005 compared to $25.7 million for the year ended December 31, 2004. Cash flows from financing activities for the year ended December 31, 2005 were the result of (i) the drawing down of $110 million under the new bank credit agreement, (ii) the $74.3 million repayment of our prior loans, (iii) the scheduled repayment of $20.9 million on the new bank credit agreement, (iv) the $6.5 million payment of financing related costs, and (v) an $11.8 million principal and interest payment on the new bank credit agreement to fund the debt service reserve account that is stipulated by the bank credit agreement.

As of December 31, 2005, we have repaid approximately $20.9 million (at historical exchange rates) of the original EUR 150 million drawn down under our existing long-term debt agreement.

On February 9, 2005, we entered into an EUR 170 million Credit Facility Agreement (the “Credit Agreement”) with a European banking syndicate. The Credit Agreement has three facilities. Facility A, in the amount of EUR 84 million, was drawn down by Hungarotel on February 21, 2005 for the purpose of refinancing and terminating Hungarotel’s existing bank credit agreement as well as to partially finance the acquisition of PanTel. Facility B, in the amount of EUR 66 million, was drawn down by PanTel on February 28, 2005 for the purpose of refinancing and terminating PanTel’s existing debt. Facility C, in the amount of EUR 20 million, provides funds for the repayment of our outstanding notes which mature on March 31, 2007.

The aggregate amounts of maturities of long-term debt for each of the next five years under the Credit Agreement, at December 31, 2005 exchange rates, are as follows: 2006, $21,938,000; 2007, $49,387,000; 2008, $29,961,000; 2009, $37,203,000; 2010, $41,676,000.

We believe that our future cash flow will allow us to meet our working capital needs, including our obligations under our debt agreements.

Facility A and Facility B are repayable semi-annually on each June 30 and December 31 beginning on June 30, 2005 and ending on December 31, 2010. Facility C is repayable in equal installments on June 30, 2011 and December 31, 2011. The loans accrue interest at the rate of the Applicable Margin (described below) plus the EURIBOR rate for the applicable interest period. The Applicable Margin for an interest period on Facility A and Facility B loans is based on our ratio of Total Net Borrowings to EBITDA. The Applicable Margin can range from a high of 2.75% per annum to a low of 1.0% per annum. The Applicable Margin on Facility A and Facility B loans was 2.25% per annum as of December 31, 2005. The Applicable Margin for the Facility C loan is fixed at 2.75% per annum.

We paid a facility agency fee in the amount of EUR 50,000 and an arrangement fee in the amount of EUR 4.0 million under the terms of the Credit Agreement. The fees were paid from the proceeds of Facilities A and B. We must pay a commitment fee in the amount of 0.65% per annum on the undrawn amount of the Credit Agreement. Only Facility C has not been drawn down.

We have entered into a series of agreements to secure our obligations under the Credit Agreement pursuant to which we have pledged all of our intangible and tangible assets, including the parent company HTCC’s ownership interests in its subsidiaries. We are subject to restrictive covenants, including limitations on paying dividends, borrowing funds, merging and disposing of our assets. The Credit Agreement contains customary representations and warranties and events of default, which would trigger early repayment of the balance under the Credit Agreement.

We may prepay the loans under the Credit Agreement prior to their scheduled maturity dates. We have certain obligations to make a prepayment on the Credit Agreement under certain conditions including the issuance by us of additional debt or equity capital in certain circumstances. We are also required to make a prepayment on the Credit Agreement if we have any “Excess Cash Flow” as defined in the Credit Agreement. We must make “Excess Cash Flow” prepayments until such time as our Total Net Borrowings to EBITDA ratio, as defined in the Credit Agreement, is less than 1.5:1.

We are also required to repay the entire amount borrowed under the Credit Facility if TDC, without the consent of the banks holding two-thirds of the Credit Facility loans, either (i) disposes of a certain amount of its shares of the Company or (ii) no longer has the right to appoint the Chairman of the Company’s Board of Directors, Chief Executive Officer or Chief Financial Officer (the “Appointment Rights”). However, such mandatory prepayment provision shall not apply if (a) our Total Net Borrowings to EBITDA ratio is less than 2:1 at the end of each of the two fiscal quarters prior to such event, (b) TDC sells all of its shares of the Company to an internationally recognized telecommunications operator with a certain credit rating, or (c) TDC transfers the Appointment Rights to an internationally recognized telecommunications operator with a certain credit rating which telecommunications operator also buys all of TDC’s shares of the Company. TDC currently owns approximately 62% of our outstanding Common Stock.

Our major contractual cash obligations, including interest, as of December 31, 2005 (at December 31, 2005 exchange rates) are as follows:

Cash Payments Due by Period

(in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt	$206,757	31,795	91,923	83,039	—
Operating Leases	3,846	1,605	1,755	154	332
Capital Leases	1,396	517	868	11	—
Construction and Other Commitments	5,241	2,083	3,001	157	—

Total	$217,240	36,000	97,547	83,361	332

The acquisition of PanTel on February 28, 2005 resulted in additional cash obligations within the normal course of operations. Our ability to generate sufficient cash flow from operations to meet our contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under our Credit Agreement, the ratio of our total net borrowings to EBITDA is a measurement of financial performance and becomes the basis for determining the Applicable Margin of the Credit Agreement. We must also maintain a minimum ratio of debt service coverage. The ratios are calculated based on our U.S. dollar consolidated financial statements translated into euros. This exposes us to the possible risk of not meeting our debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of our Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While we seek to manage the business to be in compliance with the Credit Agreement and related covenants, we operate in a competitive and regulated environment which is subject to many factors outside of our control (i.e. the government’s political, social and public policy agenda). We attempt to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts or other hedging products.

Inflation and Foreign Currency

During 2004, high Hungarian forint interest rates attracted foreign investors into the market and, as a result, the Hungarian forint appreciated against the euro, as well as the U.S. dollar. As a result of this strengthening, we recorded an exchange gain of $6.9 million for the year ended December 31, 2004. During 2005, the Hungarian forint weakened against the euro and the U.S. dollar due to a decrease in Hungarian interest rates and, more generally, an increase in U.S. interest rates that resulted in investors divesting from emerging markets and investing in U.S. government securities, resulting in a foreign exchange loss of $8.5 million for the year ended December 31, 2005. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

Approximately 91% of our net revenues are denominated in Hungarian forints and our operating and other expenses, including capital expenditures, are predominantly in Hungarian forints but also in U.S. dollars and euros. In addition, certain items in the balance sheet accounts are denominated in currencies other than the functional currencies of the operating subsidiaries. Accordingly, when such accounts are translated into the functional currency, we are subject to foreign exchange gains and losses which are reflected as a component of net income. When the subsidiaries financial statements are translated into U.S. dollars for financial reporting purposes, we are subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

While we have the ability to increase some of the prices we charge for our services generally commensurate with increases in the Hungarian Consumer Price Index (“CPI”) pursuant to our licenses from the Hungarian government, and as regulated by the government, we may choose not to implement the full amount of the increase permitted due to competitive and other concerns. In addition, the rate of increase in the Hungarian CPI may not be sufficient to offset potential negative exchange rate movements and, as a result, we may be unable to generate cash flows to the degree necessary to meet our obligations in currencies other than the Hungarian forint. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

Change in Control

On April 12, 2005, TDC purchased Ashmore Investment Management’s entire equity and debt holdings in the Company. TDC now owns approximately 62% of our outstanding Common Stock and approximately 66% of our outstanding Common Stock on a fully diluted basis. In February 2006, Nordic Telephone Company ApS, a Danish entity owned by 5 private equity firms (“NTC”), completed its tender offer for the outstanding shares of TDC. NTC now owns over 88.2% of TDC.

Related Party Transactions

Torben V. Holm has served as our President and Chief Executive Officer since May 19, 2005. Alex Wurtz has served as the head of our Corporate Business Development since June 9, 2005. Messrs. Holm and Wurtz are employees of TDC. We have not reached definitive agreements with TDC regarding Mr. Holm’s and Mr. Wurtz’s services. For the year ended December 31, 2005, we have made an accrual of approximately $0.4 million as an estimate of the costs for the services of Messrs. Holm and Wurtz.

PanTel has a bilateral agreement with TDC to send and receive wholesale voice traffic. For the year ended December 31, 2005 we had net costs amounting to $0.1 million related to the bilateral agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposure

Currency Exchange Rate Risks

We are exposed to various types of risk in the normal course of business, including the risk from foreign currency exchange rate fluctuations. Our operations, including approximately 91% of our net revenues and approximately 83% of our operating expenses, are Hungarian forint-based. Therefore, we are subject to exchange rate risk with respect to our non-Hungarian forint denominated expenses, primarily euros and U.S. dollars, due to the variability between the Hungarian forint and the U.S. dollar and euro. We are also exposed to exchange rate risk since we have debt obligations in euros and U.S. dollars. If the Hungarian forint weakens in the currency exchange markets versus the U.S. dollar or euro, we would have to generate more revenue in Hungarian forints to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 245.93 as of December 31, 2004 to 252.73 as of December 31, 2005, an approximate 3% depreciation in the value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate changed from 180.29 as of December 31, 2004 to 213.58 as of December 31, 2005, an approximate 16% depreciation in the value of the Hungarian forint versus the U.S. dollar. Due to our limited exposure with respect to non-Hungarian forint denominated expenses, we have not entered into any agreements to manage our foreign currency risks related to such expenses but we continue to monitor the exchange rate risk related to such expenses.

Our debt obligations are euro and U.S. dollar denominated. Our policy is to consider utilizing foreign exchange rate hedging instruments or purchases of euros and U.S. dollars in advance in order to reduce our exposure to exchange rate risks associated with cash payments in euros and dollars under our debt obligations. We did not have any open foreign currency hedging instruments at December 31, 2005. Our policy requires that counterparties to any hedging instrument be substantial and creditworthy multinational commercial banks, which are recognized market makers.

Given our debt obligations, which include euro and U.S. dollar denominated debt, exchange rate fluctuations in operational currencies can have a significant impact on our financial statements in connection with foreign exchange gains/losses and the resulting debt balances.

For example, if a 5% change in Hungarian forint/euro exchange rates were to occur, our euro denominated debt, in U.S. dollar terms, would increase or decrease by $7.8 million assuming that the U.S. dollar/forint rate did not change. A 5% change in the Hungarian forint/U.S. dollar rate along with a 5% change in Hungarian forint/euro rates would result in a $7.5 million to $8.2 million increase in the debt balance or a decrease of $7.5 million to $8.2 million.

Interest Rate Risks

We are exposed to interest rate risks because our outstanding U.S. dollar denominated debt obligation accrues interest at a variable rate tied to market interest rates. The interest rate on the U.S. dollar denominated obligation is based on USD LIBOR. If a 1% change in USD LIBOR interest rates were to occur, our interest expense would increase or decrease by approximately $0.3 million annually based upon our December 31, 2005 U.S. dollar denominated debt level. We evaluate market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates.

As of December 31, 2005, we have entered into interest rate swap agreements whereby we exchanged 100% of the variable interest rate on our euro denominated debt for a fixed rate. The swap agreements are valid until December 31, 2010.

Item 8. Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i)	Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Chief Financial Officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon and as of the date of that evaluation, our Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

(ii)	Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Our Management’s Annual Report on Internal Control Over Financial Reporting appears on page F-3 and is incorporated by reference.

As permitted by the SEC, we have excluded an evaluation of the internal control over financial reporting of PanTel and PanTel Technocom (together, “PanTel”). We acquired PanTel in 2005. We consider the acquisition of PanTel to be material to our results of operations, financial position and cash flows from the date of acquisition through December 31, 2005 and consider the internal control of PanTel to be reasonably likely to materially affect our internal control. We will include an evaluation of PanTel’s internal control in our evaluation for the year ending December 31, 2006.

(b)	Attestation Report of the Registered Public Accounting Firm

The attestation report of KPMG Hungaria Kft., our independent registered public accounting firm, on management’s assessment of the effectiveness of our internal control over financial reporting appears on page F-4 and is incorporated by reference.

(c)	Changes in Internal Control Over Financial Reporting

We reviewed our internal control over financial reporting at December 31, 2005. During 2005, we retained an outside consultant to assist us in the assessment, remediation, improvement and testing of the relevant internal controls over financial reporting. This exercise resulted in improvements in a significant number of processes, which has enabled us to meet today’s heightened internal control standards. Those processes are set forth below:

Entity Level Controls were significantly improved through:

•	Improvement in the signature policy to reflect management’s risk awareness and tolerance levels;

•	Improvement in complaint procedures through strengthening anonymity and ensuring proper monitoring of calls by independent service provider;

•	Repetitive communication of high-level preventive and detective policies such as our Code of Conduct and Ethics, Whistle-Blower, Insider Trading and Signature Policies, both in written format and through all-employee meetings;

•	Improved transparency and the availability of existing policies and procedures over our intranet web site;

•	Improvement in US GAAP knowledge through training of financial management involved in financial close and reporting processes; and

•	Improvement in IT governance through the implementation of, or improvement in, policies and procedures such as: Back-up and Recovery; Anti-virus; Password; Log review; Internet usage; and Change and Problem management to ensure security of operation, reliability of systems and reports generated by applications.

Key controls in the following processes were significantly improved:

•	Procurement and Accounts Payable management;

•	Cash disbursement;

•	Capitalization of fixed assets;

•	Financial Accounts Closing;

•	Consolidation and reporting;

•	Core and non core service delivery and billing;

•	Interconnect billing and expense management;

•	Sales;

•	Payroll calculation and expense management; and

•	Inventory management.

The following Information Technology General Controls were implemented resulting in significant improvements in the IT environment:

•	User authentication to applications and databases;

•	Regular review of system logs;

•	Setup, revocation and periodic review of access rights;

•	Restriction of third party access to applications;

•	Separated test environment from business environment;

•	Program change and maintenance management;

•	Emergency change management;

•	System back up;

•	Problem management; and

•	Migration to product environment.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers. There is incorporated in this Item 10 by reference the information appearing under the captions “Election of Directors - Current Directors and Nominees for Director,” “-Executive Officers,” “- Committees and Meetings of the Board of Directors” and “- Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year. See “Directors and Officers” in Part I, Item 1 of this Report.

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference the compensation information appearing under the caption “Election of Directors” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference the information appearing under the captions “Introduction - Stock Ownership of Certain Beneficial Owners,” “- Change in Control,” and “- Stock Ownership of Management” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

There is incorporated in this Item 13 by reference the information appearing under the caption “Election of Directors - Certain Relationships and Related Transactions” and “- Indebtedness of Management” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference the information appearing under the caption “Ratification of the Appointment of Auditors - Fees to Independent Auditors for 2004 and 2005” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

Reference is made to the index on page F-1 for a list of all financial statements filed as part of this Report on Form 10-K.

(a)(2) List of Financial Statement Schedules

Reference is made to the index on page F-1 for a list of all financial statement schedules filed as part of this Report on Form 10-K.

(a)(3) List of Exhibits

Exhibit Number	Description
2.1	Framework Agreement among Hungarian Telephone and Cable Corp., Hungarotel Rt., KPN Telecom B.V. and Pansource B.V. dated May 4, 2004 filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.2	Agreement for the Sale and Purchase of a certain portion of the issued share capital of PanTel among Hungarian Telephone and Cable Corp., KFKI Investment Ltd. and PT Invest International LLC dated September 21, 2004 filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.3	Advice and Assistance Agreement among Hungarian Telephone and Cable Corp., KFKI Investment Kft., and PT Invest International LLC dated September 21, 2004 filed as Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

Exhibit Number	Description
2.4	Agreement for the Sale and Purchase of a certain portion of the issued share capital of PanTel between Hungarian Telephone and Cable Corp. and MAV Rt. dated July 14, 2004 filed as Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

4.1	Certificate of Incorporation and By-laws of the Registrant (see exhibits 3(i) and 3(ii))

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

4.3	Form of reissued Amended and Restated Unsecured Notes issued by Hungarian Telephone and Cable Corp. dated as of June 15, 2005 with the attached terms and conditions, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

9	Voting trust agreement (None)

10	Material contracts:

10.1	English Translation of Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Raba-Com Rt., filed as Exhibit 10(y)(y) to the Registrant’s Current Report on Form 8-K for February 28, 1994 and incorporated herein by reference

10.2	English Translation of Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Kelet-Nógrád Com Rt., filed as Exhibit 10(z)(z) to the Registrant’s Current Report on Form 8-K for February 28, 1994 and incorporated herein by reference

10.3	English translation of Amended and Restated Concession Contract between Pápa és Térsége Telefon Koncessziós Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996, filed as Exhibit 10.78 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.4	English translation of Amended and Restated Concession Contract between Hungarotel Távközlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Oroshaza), filed as Exhibit 10.79 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

Exhibit Number	Description
10.5	English translation of Amended and Restated Concession Contract between Hungarotel Távközlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Bekescsaba), filed as Exhibit 10.80 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.6	Form of reissued Warrants to Purchase Common Stock of Hungarian Telephone and Cable Corp., dated as of June 15, 2005, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.7	EUR 170 million Senior Secured Debt Facility entered into as of February 9, 2005 among Hungarian Telephone and Cable Corp. and its subsidiaries; Calyon Bank, MKB Bank, WestLB Bank and certain other parties, filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference

10.8	2002 Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Compensatory Plan)

10.9	Non-Employee Director Stock Option Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Compensatory Plan)

10.10	2004 Long-Term Incentive Plan, filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference (Compensatory Plan)

10.11	Form of Stock Option Agreement issuable under 2004 Long-Term Incentive Plan filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Management Contract)

10.12	Terminated Employment Agreement dated as of March 17, 2003 between the Registrant and its former Chief Executive Officer Ole Bertram, filed as Exhibit 10.8 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference (Management Contract)

10.13	Summary of certain compensation arrangements regarding the Registrant’s former Chief Executive Officer Ole Bertram, filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference (Compensatory Plan)

10.14	Employment Agreement, as amended as of April 22, 2005 between the Registrant and William T. McGann (Management Contract), filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference (Management Contract)

10.15	Terminated Employment Agreement dated as of August 1, 2004 between the Registrant and Jan Mulder, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference (Management Contract)

Exhibit Number	Description
10.16	Termination Agreement dated June 22, 2005 between the Registrant and Jan Mulder, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference (Management Contract)

10.17	Employment Agreement, as amended as of April 22,2005 between the Registrant and Peter T. Noone (Management Contract), filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference (Management Contract)

10.18	Summary of Board of Director Compensation, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference (Compensatory Plan)

10.19	Employment Agreement entered into on December 22, 2005 between the Registrant and Tamas Vagany (Management Contract)

11	Statement re computation of per share earnings (not required)

12	Statement re computation of ratios (not required)

13	Annual report to security holders (not required)

14	Code of Ethics, filed as Exhibit 14 to the Registrant’s Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference

16	Letter re change in certifying accountant (not required)

18	Letter re change in accounting principles (none)

21	Subsidiaries of the Registrant

22	Published report regarding matters submitted to vote of security holders (none)

23	Consent of KPMG Hungaria Kft.

24	Powers of Attorney

31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 27, 2006.

HUNGARIAN TELEPHONE AND CABLE CORP.
(Registrant)

By	/s/ Torben V. Holm
Torben V. Holm
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of February 27, 2006.

Signature/Name	Title

/s/ William T. McGann	Chief Financial Officer
William T. McGann	(Principal Accounting Officer;
Principal Financial Officer)

/s/ Kim Frimer*	Director, Chairman
Kim Frimer

/s/ Ole Betram*	Director
Ole Bertram

/s/ Jesper Helmuth Larsen *	Director
Jesper Helmuth Larsen

/s/ Christian Eyde Moeller*	Director
Christian Eyde Moeller

/s/ John B. Ryan*	Director
John B. Ryan

/s/ William E. Starkey*	Director
William E. Starkey

*	The undersigned by signing his name hereto, does hereby execute this Report on Form 10-K pursuant to powers of attorney filed as exhibits to this report.

By:	/s/ Peter T. Noone
Peter T. Noone
Attorney-In-Fact

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders

Hungarian Telephone and Cable Corp.:

We have audited the accompanying consolidated balance sheets of Hungarian Telephone and Cable Corp. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statements Schedule II as listed in the accompanying index. These consolidated financial statements and financial statements schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hungarian Telephone and Cable Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG Hungária Kft.

Budapest, Hungary

February 24, 2006

Management’s Report on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Hungarian Telephone and Cable Corp.:

The management of Hungarian Telephone and Cable Corp. and subsidiaries (together “HTCC”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f).

In conducting HTCC’s evaluation of the effectiveness of its internal control over financial reporting, HTCC has excluded an evaluation of the internal control over financial reporting of PanTel Kft and PanTel Technocom (together, “PanTel”). HTCC acquired PanTel in 2005. PanTel represented approximately $154.0 million, or 51.5%, of the Company’s total assets as of December 31, 2005 and approximately $56.7 million, or 51.4%, of the Company’s total net revenues for the year then ended.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG Hungaria Kft., an independent registered public accounting firm, as stated in their report which is included herein.

Budapest, Hungary

February 24, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Hungarian Telephone and Cable Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hungarian Telephone and Cable Corp. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management has excluded an evaluation of the internal control over financial reporting of PanTel Kft and PanTel Technocom (together, “PanTel”). The Company acquired PanTel in 2005. PanTel represented approximately $154.0 million, or 51.5%, of the Company’s total assets as of December 31, 2005 and approximately $56.7 million, or 51.4%, of the Company’s total net revenues for the year then ended.

Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of PanTel. Further information concerning the acquisition of PanTel appears in Note 12 to the accompanying consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG Hungária Kft.

Budapest, Hungary

February 24, 2006

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(In thousands, except share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$15,083	8,376
Restricted cash	10,650	555
Accounts receivable, net of allowance of $3,798 in 2005 and $3,305 in 2004	33,527	6,013
Current deferred tax asset	1,034	158
Other current assets	9,335	5,968

Total current assets	69,629	21,070

Property, plant and equipment, net	164,248	129,401
Goodwill	8,461	10,336
Other intangibles, net	45,741	4,761
Deferred costs	1,237	2,321
Deferred tax asset	3,109	4,725
Investment in affiliate	—	15,967
Other assets	6,392	3,704

Total assets	$298,817	192,285

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$21,938	27,685
Current obligations under capital leases	388	—
Accounts payable	13,261	806
Accruals	24,965	4,085
Interest rate swaps	254	—
Other current liabilities	4,475	2,453
Due to related parties	1,052	546

Total current liabilities	66,333	35,575

Long-term debt, excluding current installments	158,227	71,715
Long-term obligations under capital leases, excluding current portion	779	—
Deferred credits and other liabilities	2,597	3,475

Total liabilities	227,936	110,765

Commitments and Contingencies

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2005 and 2004	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,796,461 shares in 2005 and 12,683,647 shares in 2004	14	14
Additional paid-in capital	156,406	155,438
Accumulated deficit	(100,624)	(103,411)
Accumulated other comprehensive income	15,085	29,479

Total stockholders’ equity	70,881	81,520

Total liabilities and stockholders’ equity	$298,817	192,285

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2005, 2004 and 2003

(In thousands, except share and per share data)

	2005	2004	2003
Telephone services revenues, net	$110,240	60,340	59,609

Operating expenses:
Selling, general and administrative	57,125	29,176	21,586
Severance costs	2,533	—	—
Depreciation and amortization	23,968	12,376	11,253

Total operating expenses	83,626	41,552	32,839

Income from operations	26,614	18,788	26,770

Other income (expenses):
Foreign exchange (losses) gains, net	(8,540)	6,947	(5,665)
Interest expense	(14,123)	(9,133)	(9,127)
Interest income	932	2,255	1,303
Fair value changes on interest rate swaps	(255)	—	—
Equity in earnings of affiliate	934	443	—
Other, net	413	78	(296)

Net income before income taxes	5,975	19,378	12,985

Income tax expense:
Current	(1,592)	(1,367)	(372)
Deferred	(1,491)	(1,769)	(137)

Total income tax expense	(3,083)	(3,136)	(509)
Net income	$2,892	16,242	12,476

Cumulative convertible preferred stock dividends	(105)	(105)	(107)

Net income attributable to common stockholders	2,787	16,137	12,369

Foreign currency translation adjustment	(14,394)	9,200	3,304

Total comprehensive (loss) income	$(11,607)	25,337	15,673

Earnings per common share – basic:

Net earnings	$0.22	1.30	1.02

Earnings per common share – diluted:

Net earnings	$0.20	1.25	0.97

Weighted average number of common shares outstanding:

Basic	12,727,526	12,412,742	12,180,875

Diluted	14,309,820	12,963,833	12,824,052

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2005, 2004 and 2003

(In thousands, except share data)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2002	12,103,180	$12	—	144,778	(131,917)	16,975	$29,848
Proceeds from exercise of options	127,490	—	—	796	—	—	796
Modification of option terms	—	—	—	21	—	—	21
Stock granted as compensation	—	—	—	21	—	—	21
Cumulative convertible preferred stock dividends	—	—	—	—	(107)	—	(107)
Net income	—	—	—	—	12,476	—	12,476
Foreign currency translation adjustment	—	—	—	—	—	3,304	3,304

Balances at December 31, 2003	12,230,670	$12	—	145,616	(119,548)	20,279	$46,359
Proceeds from exercise of options	172,247	—	—	689	—	—	689
Stock based compensation	—	—	—	6,361	—	—	6,361
Stock granted as compensation	25,500	1	—	112	—	—	113
Stock issued for acquisition	250,000	—	—	2,699	—	—	2,699
Net settlement of stock option exercise	5,230	1	—	(39)	—	—	(38)
Cumulative convertible preferred stock dividends	—	—	—	—	(105)	—	(105)
Net income	—	—	—	—	16,242	—	16,242
Foreign currency translation adjustment	—	—	—	—	—	9,200	9,200

Balances at December 31, 2004	12,683,647	$14	—	155,438	(103,411)	29,479	$81,520
Stock based compensation		—	—	1,203	—	—	1,203
Common stock granted to directors	6,000	—	—	103	—	—	103
Net settlement of stock option exercise	106,814	—	—	(338)	—	—	(338)
Cumulative convertible preferred stock dividends		—	—	—	(105)	—	(105)
Net income		—	—	—	2,892	—	2,892
Foreign currency translation adjustment		—	—	—	—	(14,394)	(14,394)

Balances at December 31, 2005	12,796,461	$14	—	156,406	(100,624)	15,085	70,881

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Net cash provided by operating activities	$43,613	27,700	31,209

Cash flows from investing activities:

Acquisition of telecommunications network equipment and other intangibles	(22,072)	(4,991)	(3,831)
Investment in affiliate	—	(12,824)	—
Acquisition of subsidiaries, net of cash acquired	(7,529)	—	—
Decrease (increase) in construction deposits	—	—	309
Other	642	270	70

Net cash used in investing activities	(28,959)	(17,545)	(3,452)

Cash flows from financing activities:

Proceeds from exercise of options	—	689	796
Repayments of long-term debt	(95,167)	(26,322)	(22,816)
Proceeds from new long-term debt borrowings	109,720	—	—
Deferred financing costs paid under long-term debt agreement	(6,490)	—	—
Preferred stock dividends paid	—	(53)	—
Principal payments under capital lease obligations	(203)	—	—
Funding of debt service account	(11,796)	—	—

Net cash used in financing activities	(3,936)	(25,686)	(22,020)

Effect of foreign exchange rate changes on cash	(4,011)	2,716	1,532

Net (decrease) increase in cash	6,707	(12,815)	7,269

Cash at beginning of year	8,376	21,191	13,922

Cash at end of year	$15,083	8,376	21,191

Cash paid during the year for:
Interest	$10,255	7,280	7,395
Income taxes	$1,310	1,367	372

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

Hungarian Telephone and Cable Corp. (“HTCC”, and together with its subsidiaries, the “Company”) was organized on March 23, 1992 to own and manage telecommunications companies in Hungary. The Company’s principal operating subsidiaries are Hungarotel Tavkozlesi zRt. (“Hungarotel”), PanTel Tavkozlesi es Kommunikacios Kft. (“PanTel”) and PanTel Technocom Kft. (“PanTel Technocom”). Hungarotel owns fixed line networks in three operating areas within Hungary and provides telecommunications services to customers within those areas. Hungarotel recently began offering its services to other areas in Hungary outside of its local networks. PanTel uses its fiber optic network capacity to transport voice, data, and Internet services on a wholesale basis for other telecommunications and Internet service providers in Hungary. PanTel’s network also extends into other countries through its minor consolidated subsidiaries in the Central and Eastern European region. PanTel Technocom operates the telecommunications network of MOL, the Hungarian oil company.

The Company acquired the PanTel business in a two-step transaction. On November 10, 2004, the Company acquired an initial 24.9% interest and subsequently, on February 28, 2005, acquired the remaining 75.1% of the PanTel business (see Note 12).

(b)	Principles of Consolidation and the Use of Estimates

The consolidated financial statements include the financial statements of HTCC and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for its investment in, and earnings of, affiliates that it does not control but over which it exerts significant influence.

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

Telephone service revenues are recognized as services are provided and are primarily derived from usage of the Company’s networks and facilities or under revenue sharing agreements with other service providers. Revenues are stated net of interconnect charges.

Connection fees and related costs are deferred and are amortized over the estimated average subscriber life of 7 years. The amortization of deferred connection fee revenue and associated direct incremental costs is included in telephone service revenues and selling, general and administrative expenses, respectively.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(d)	Foreign Currency Translation

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

The Company uses the HUF as the functional currency of PanTel’s non-Hungarian subsidiaries. Accordingly, foreign currency assets and liabilities of the non-Hungarian subsidiaries are translated into HUF using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating the local currency assets and liabilities of the non-Hungarian subsidiaries into HUF are accumulated as part of foreign exchange gains/(losses) in the consolidated statement of operations.

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

The translation of the subsidiaries forint denominated balance sheets into U.S. dollars, as of December 31, 2005, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 180.29 as of December 31, 2004, to 213.58 as of December 31, 2005, an approximate 16% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations and statements of cash flows into U.S. dollars, for the years ended December 31, 2005, 2004 and 2003 were 199.59, 202.74 and 224.34, respectively.

(e)	Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(f)	Inventories

Inventories, which are included in other current assets, consist primarily of ADSL equipment, cables and spare parts and are stated at the lower of cost or market and are valued using the FIFO method.

(g)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(h)	Goodwill and Other Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) are amortized over their estimated useful lives. Intangible assets, all of which have finite lives, consist of concession rights, rights of use and rights of way. The rights of way allow the Company to operate its country-wide telecommunications network along the Hungarian National Railway (“MAV”). Rights of use refer to the rights to use networks owned by third parties.

During 2005 and 2004, the Company performed the required annual impairment test with respect to goodwill. The first step of this test requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. If the current fair value is less than the carrying value, then the Company will perform the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current implied value of the goodwill, and to record any excess as impairment. Based upon the results, the Company concluded that there is no impairment of the carrying value of goodwill reported in its financial statements for the years ended December 31, 2005 and 2004.

(i)	Stock Based Compensation

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock based compensation awards granted under its long-term incentive plan. Had the Company determined compensation cost for such options based on the fair value at the grant date in conformity with SFAS No. 123, the Company’s net pro forma earnings and earnings per share would have been as follows:

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

		2005	2004	2003
		(in thousands)
Earnings	As reported	$2,787	$16,137	$12,369

	Plus: stock-based compensation expense included in reported earnings	1,295	6,444	21

	Less: stock-based compensation expense determined under fair- value method	(1,321)	(970)	(897)

	Pro forma	$2,761	$21,611	$11,493

Earnings per share – Basic:

	As reported	$0.22	$1.30	$1.02
	Pro forma	$0.22	$1.74	$0.94
Earnings per share – Diluted:

	As reported	$0.20	$1.25	$0.97
	Pro forma	$0.20	$1.68	$0.90

Effective October 1, 2004, the Company accounts for all of its outstanding options under the variable method of accounting. The variable method of accounting requires the Company to accrue an expense or benefit as the market price of the Company’s common stock changes. For the years ended December 31, 2005 and 2004, the Company recognized $1.2 million and $6.4 million of compensation expense related to the variable method of accounting, respectively.

For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	0%	0%	0%
Risk free rate	4.47%	4.68%	4.30%
Expected option life (years)	10	10	10
Volatity	43.0%	34.0%	53.0%

(j)	Income Taxes

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

December 31, 2005, 2004 and 2003

(k)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the estimated costs of disposal.

(l)	Fair Value of Financial Instruments and Foreign Exchange Financial Instruments

The Company’s financial instruments include cash, receivables, other current assets, accounts payable, accruals and other current liabilities, short- and long-term debt, and interest rate swaps (see note 1(m)). The carrying amounts of cash, receivables, other current assets, accounts payable, accruals and other current liabilities and short-term debt approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt approximates its carrying value as the debt carries a floating interest rate.

(m)	Derivative Instruments

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, which requires that all derivative instruments be recorded on the balance sheet as either assets or liabilities and be measured at their respective fair values. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge and its effectiveness as a hedge.

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

(n)	Earnings Per Share

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

December 31, 2005, 2004 and 2003

preferred stock, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, or preferred securities were converted and the proceeds were used to acquire shares of common stock at the average market price during the reporting period.

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the years ended December 31:

	2005	2004	2003
	($ in thousands, except share data)
Net income attributable to common stockholders (A)	$2,787	$16,137	$12,369
plus: preferred stock dividends	105	105	107

Net income (B)	$2,892	$16,242	$12,476

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,727,526	12,412,742	12,180,875
Assumed conversion of dilutive stock options, warrants and cumulative convertible preferred stock	1,582,294	551,091	643,177

Weighted average common shares outstanding – diluted (D)	14,309,820	12,963,833	12,824,052
Earnings per common share:
Basic (A/C)	$0.22	$1.30	$1.02
Diluted (B/D)	$0.20	$1.25	$0.97

For the years ended December 31, 2005, 2004 and 2003, 0, 2,530,000 and 2,550,000 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants have an exercise price in excess of the average market value of the Company’s common stock during the year.

(o)	Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, that establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the share-based compensation. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company will adopt this Statement on January 1, 2006 and is currently assessing the most appropriate method of application: either the modified prospective method or the modified retrospective method. Under the modified prospective method, the Company would recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portion of the fair value of any unvested awards at the adoption date. Under the modified retrospective method, the Company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the employee compensation costs reported in the pro forma disclosures provided in accordance with SFAS 123. A Company will not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. As a result of the adoption of SFAS 123R, the Company will be required to account for future awards at fair value rather than the intrinsic value method which will generally result in a higher compensation expense. The extent of any additional future cost will depend on the amount and type of share-based awards granted.

In March 2005, the FASB issued SFAS Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN 47 on December 31, 2005 and the adoption has not had a material affect on the Company’s financial statements.

(2)	Cash and Restricted Cash

(a)	Cash

At December 31, 2005, cash of $15,083,000 comprised the following: $98,000 on deposit in the United States, the equivalent of $320,000 on deposit in Austria, Bulgaria, Romania, Slovakia and Slovenia, and $14,665,000 on deposit with banks in Hungary, consisting of $106,000 denominated in U.S. dollars, the equivalent of $522,000 denominated in euros and the equivalent of $14,037,000 denominated in Hungarian forints.

(b)	Restricted Cash

Restricted cash of $10,650,000 at December 31, 2005 was comprised of a euro 9 million deposit in a debt service reserve account, which is required under the terms of the Company’s Credit Agreement. The Company is required to maintain this euro 9 million deposit in the debt service reserve account until such time as the later of the Company’s leverage ratio, defined as consolidated net borrowings to consolidated EBITDA, being below 2:1 for two consecutive quarters, or August 2006. The deposit earns interest at bank deposit rates.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(3)	Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2005 and 2004 are as follows:

	2005	2004	Estimated Useful Lives
	(in thousands)
Land and Buildings	$13,039	11,871	25 to 50 years
Telecommunications equipment	241,038	207,319	3 to 25 years
Other equipment	14,296	11,633	3 to 7 years
Construction in progress	9,261	354

	277,634	231,177
Less: accumulated depreciation	(113,386)	(101,776)

	$164,248	129,401

(4)	Other Intangibles

The components of other intangibles at December 31, 2005 and 2004 are as follows:

	2005	2004	Estimated Useful Lives
	(in thousands)
Concession Rights	$6,763	8,012	25 years
Rights of Use	24,017	—	See table below
Rights of Way	14,265	—	44 years
Other	5,616	—	3 to 15 years

	50,661	8,012
Less: accumulated depreciation	(4,920)	(3,251)

	$45,741	4,761

Rights of Use Amortization Schedule:

Years 1-9	7.7% per annum
Years 10-14	3.07% per annum
Years 15-44	0.51% per annum

Aggregate amortization expense for amortizing intangible assets was $2,666,000, $286,000 and $264,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for the next five years, at December 31, 2005 exchange rates, is: $2,453,000 in 2006, $2,453,000 in 2007, $2,453,000 in 2008, $2,453,000 in 2009 and $2,453,000 in 2010.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(5)	Long-term Debt

Long-term debt at December 31, 2005 and 2004 consists of the following:

	2005	2004
	(in thousands)
Loan payable, interest at EURIBOR + applicable margin (4.74% at December 31, 2005), payable in 12 semi-annual installments beginning June 30, 2005 with final payment due December 31, 2010; EUR 132,540,000 outstanding at December 31, 2005	$156,834	—

Loan payable, interest at EURIBOR + applicable margin (3.67% at December 31, 2004), refinanced on February 21, 2005	—	51,286

Loan payable, interest at BUBOR + applicable margin (11.20% at December 31, 2004), refinanced on February 21, 2005	—	26,038

Notes payable, interest at USD LIBOR + 3.5% (8.06% at December 31, 2005), due March 31, 2007 (less unamortized discount based on imputed interest rate of 5%—$1,669,000 in 2005; $2,924,000 in 2004)	23,331	22,076

Total long-term debt	$180,165	99,400
Less current installments	(21,938)	(27,685)

Long-term debt, excluding current installments	$158,227	71,715

In May 1999, the Company issued notes (the “Notes”), in an aggregate amount of $25 million with detachable warrants (the “Warrants”). The Notes accrue interest, which is payable semi-annually, at the USD LIBOR rate applicable for the six month interest period plus 3.5% (8.06% at December 31, 2005). The Notes, which mature in 2007, are transferable. The Warrants enable the warrant holder to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $10 per share. The exercise period commenced on January 1, 2004 and terminates on March 31, 2007. The fair value of the warrants amounted to $8.8 million and was credited to additional paid-in capital, with the offsetting charge being accounted for as a discount on the Notes. The fair value of the warrants was determined using the Black-Scholes Option valuation model. The unamortized discount on the notes at December 31, 2005 was approximately $1.7 million, and is reflected as a reduction of the carrying amount of the Notes.

On February 9, 2005, the Company entered into an EUR 170 million Credit Facility Agreement (the “Credit Agreement”) with a European banking syndicate. The Credit Agreement has three facilities. Facility A, in the amount of EUR 84 million, was drawn down by Hungarotel on February 21, 2005 for the purpose of refinancing and terminating Hungarotel’s existing debt agreement as well as to partially finance the acquisition of the PanTel business. Facility B, in the amount of EUR 66 million, was drawn down by PanTel on February 28, 2005 for the purpose of refinancing and terminating its existing debt at that date. Facility C, in the amount of EUR 20,000,000, provides funds for the repayment of the Company’s outstanding notes which mature on March 31, 2007.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The aggregate amounts of maturities of long-term debt for each of the next five years under the Credit Agreement, and in aggregate thereafter, at December 31, 2005 exchange rates, are as follows: 2006, $21,938,000; 2007, $49,387,000; 2008, $29,961,000; 2009, $37,203,000; 2010, $41,676,000.

Facility A and Facility B are repayable semi-annually on each June 30 and December 31 beginning on June 30, 2005 and ending on December 31, 2010. Facility C is repayable in equal installments on June 30, 2011 and December 31, 2011. The loans accrue interest at the rate of the Applicable Margin (described below) plus the EURIBOR rate for the applicable interest period. The Applicable Margin for an interest period on Facility A and Facility B loans is based on the Company’s ratio of Total Net Borrowings to EBITDA. The Applicable Margin can range from a high of 2.75% per annum to a low of 1.0% per annum. The Applicable Margin on Facility A and Facility B was 2.25% per annum as of December 31, 2005. The Applicable Margin for the Facility C loan is fixed at 2.75% per annum.

A facility agency fee in the amount of EUR 50,000 and an arrangement fee in the amount of EUR 4.0 million were payable under the terms of the Credit Agreement. The fees were paid from the proceeds of Facilities A and B. The Company must pay a commitment fee in the amount of 0.65% per annum on the undrawn amount of the Credit Agreement. Only Facility C has not been drawn down.

The Company has entered into a series of agreements to secure the Company’s obligations under the Credit Agreement pursuant to which the Company has pledged all of its intangible and tangible assets, including HTCC’s ownership interests in its subsidiaries. The Company is subject to covenants, including limitations on paying dividends, borrowing funds, acquiring assets or businesses and merging and disposing of its assets. The Credit Agreement contains customary representations and warranties and events of default, which would trigger early repayment of the balance under the Credit Agreement.

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

The Company is also required to repay the entire amount borrowed under the Credit Facility if TDC A/S (“TDC”), without the consent of the banks holding two-thirds of the Credit Facility loans, either (i) disposes of any of its shares of the Company or (ii) no longer has the right to appoint the Chairman of the Company’s Board of Directors, Chief Executive Officer or Chief Financial Officer (the “Appointment Rights”). However, such mandatory prepayment provision shall not apply if (a) the Company’s Total Net Borrowings to EBITDA ratio is less than 2:1 at the end of each of the two fiscal quarters prior to such event, (b) TDC sells all of its shares of the Company to an internationally recognized telecommunications operator with a certain credit rating, or (c) TDC transfers the Appointment Rights to an internationally recognized telecommunications operator with a certain credit rating which telecommunications operator also buys all of TDC’s shares of the Company. TDC, as of December 31, 2005, owns approximately 63% of the outstanding common stock of the Company.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(6)	Fair Value of Derivative Instruments

Under the terms of its Credit Agreement, the Company is required to enter into interest-rate hedges to manage its interest rate exposure on its debt. The Company does not enter into derivative instruments for any purpose other than hedging related to its debt obligations and Company policy prohibits holding or issuing derivative instruments for trading purposes.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to the credit risk of the counterparty. Credit risk is the failure of the counterparty to perform its obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates a credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not have any credit risk. Company policy requires that counterparties to the Company’s hedging activities be substantial and creditworthy commercial banks. The risk of counterparty non-performance associated with the hedge contract is not considered by the Company to be significant.

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

The Company’s interest rate swaps were revalued at fair value on December 31, 2005 and resulted in a net $254,000 interest rate swap liability as of December 31, 2005. Since the Company’s interest rate swaps have not been designated as a hedge under the provisions of SFAS 133 and SFAS 138, the fair value change has been recorded in earnings.

The estimated fair values of the Company’s interest rate swaps are based on quoted market prices provided by the counterparty to the interest rate swaps and represent the estimated amounts that the Company would pay or receive to terminate the contracts.

(7)	Deferred Credits and Other Liabilities

Included in deferred credits and other liabilities at December 31, 2005 and 2004, is $1,237,000 and $2,321,000, respectively, of connection fee revenues, from current and prior years, which have been deferred. Similar amounts, representing the associated deferred costs, are included in deferred costs at December 31, 2005 and 2004 and are amortized into income over the expected life of the customer relationship of seven years.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(8)	Income Taxes

The income before income taxes by tax jurisdiction for the years ended December 31 was as follows:

(in thousands)	2005	2004	2003
(Loss) Income before income taxes:
United States	$(3,513)	$(7,076)	$(636)
Hungary	9,488	26,454	13,621

Total income before income taxes	$5,975	$19,378	$12,985

The income tax expense (benefit) is attributable to income/loss from continuing operations and consists of the following for the years ended December 31:

(in thousands)	2005	2004	2003
Current tax expense:
United States	$—	$—	$—
Hungary	1,592	1,367	372

Total Current tax expense	$1,592	$1,367	$372

Deferred tax expense (benefit):
United States	$2,030	$(1,330)	$350
Hungary	(539)	3,099	(213)

Total Deferred tax expense	$1,491	$1,769	$137

Total income tax expense	$3,083	$3,136	$509

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The statutory U.S. Federal tax rate for the years ended December 31, 2005, 2004 and 2003 was 35% and the Hungarian corporate income tax rate for the years ended December 31, 2005 and 2004 was 16% and 18% for the year ended December 31, 2003. For Hungarian corporate income tax purposes, Hungarotel was entitled to a 60% reduction in the income tax rate for the five year period ending December 31, 2003. A reconciliation of income tax expense at the Hungarian statutory income tax rate to actual income tax expense (benefit) for the years ended December 31 is as follows:

(in thousands)	2005	2004	2003
Income tax expense “expected” at the Hungarian statutory rate	$956	$3,100	$2,337
Benefit of reduced tax rate	—	—	(1,490)
Permanent book versus tax differences	(368)	—	—
Net operating loss carryforwards not previously recognized	—	—	(1,610)
Foreign tax differential	(667)	(1,344)	(108)
Non-deductible expenses	82	348	30
Expired stock options	—	1,118	—
Tax expense attributable to prior years	—	—	372
Unrealized FX gain on long term debt	—	331	—
Effective change in tax rate	—	—	374
Change in valuation allowance	3,010	(156)	638
Other	70	(261)	(34)

Income tax expense	$3,083	$3,136	$509

For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 2005 of approximately $33,210,000 which expire as follows: 2010, $4,603,000; 2011, $6,438,000; 2012, $3,645,000; 2018, $2,113,000; 2019, $12,385,000; 2024, $724,000; and 2025, $3,302,000. As a result of various equity transactions, management believes the Company experienced an “ownership change” in 1999, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss, although it may defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

For Hungarian corporate income tax purposes, PanTel has unused net operating loss carryforwards at December 31, 2005, at current exchange rates, of approximately $5,117,000. Of this amount, $2,104,000 may be carried forward indefinitely while $1,997,000 may be carried forward until 2006, and $1,016,000 until 2007.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,443	10,662
Accrued interest expense	467	396
Employee remuneration	—	210
Fixed asset revaluation for tax	4,339	5,530
Property, plant and equipment	1,883	—
Other	4,227	3,564

Total gross deferred tax assets	23,359	20,362
Less: valuation allowance	(14,913)	(11,903)

Net deferred tax assets	8,446	8,459

Deferred tax liabilities:
Other intangible assets	(2,375)	—
Other	(342)	(609)
Development reserve for tax purposes	(961)	(872)
Accrued foreign exchange rate gain	(625)	(2,095)

Total gross deferred tax liabilities	(4,303)	(3,576)

Net deferred tax assets	$4,143	4,883

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible and loss carryforwards are utilizable. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deferred tax assets, net of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the future periods are reduced. Management considers the reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. The valuation allowance for deferred tax assets as of January 1, 2003 was $12,409,000. The net change in the total valuation allowance for the years ended December 31, 2005, 2004 and 2003 was an increase of $3,010,000, a decrease of $156,000 and a decrease of $350,000, respectively.

(9)	Commitments and Contingencies

(a)	Concession Agreements

The Company has concession agreements with the Informatics and Communications Ministry, as successor to the Prime Minister’s Office and the Ministry of Transportation, Telecommunications and Water Management (in all cases, “the IC Ministry”), to own and operate local public telephone networks in five concession areas in Hungary. Each of the concession agreements is for a term of 25 years, ending in 2019, and provided for an eight-year exclusivity period up to November 2002. Currently, the Company is in the process of

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

negotiating with the Ministry on the mutual termination or amendment of the concession agreements, as these are not compatible with the liberalised telecommunications market created by the Communications Act of 2001 and the Electronic Communications Act of 2003.

(b)	Annual Concession Fees

The Company’s concession agreements provide for the payment by the Company of annual concession fees of between 0.1% and 2.3% of net telephone service revenues depending on the concession area. The Company accrued the annual concession fee amounts for 2001 of HUF 157 million (approximately $0.8 million at December 31, 2005 exchange rates), but as of December 31, 2005 has not paid this amount. It has neither accrued for, nor paid, the annual concession fees for 2002, which would total approximately HUF 142 million (approximately $0.7 million at December 31, 2005 exchange rates). The Communications Act of 2001 replaced the concession system with a notification system under which new operators may offer telecommunications services in competition with the Company in the Company’s operating areas merely upon notification to the Communications Authority and the payment of a nominal fee of HUF 10,000 (approximately $47 at December 31, 2005 exchange rates). A new operator would require a license if it intended to use radio frequencies, build its own network or request an allocation of a number range to subscribers, but the granting of such licenses is by-and-large an administrative matter. The Company paid one-time concession fees to the Hungarian state when the concessions were originally granted and expected that if, after the expiry of the eight-year exclusivity periods, the state were to grant new operators rights to compete against the Company in its operating areas, such rights would have been granted following a tender, with the new operators having to pay more than a nominal fee for the rights in the same manner that the Company originally paid for its concessions.

The concession agreements contain an equal treatment clause that explicitly states that the Minister should not treat the concession company in an unequal or prejudicial manner compared to other telecommunications companies. The Company believes that the move from the concession system to the notification system, a system in which there are effectively no barriers to entry, breached its legitimate expectation that the Company would continue to benefit from the one-off concession fees it paid even after the end of its exclusivity periods because any competitor would also have to make a real investment in the form of a license fee in order to compete.

Pending the outcome of the current negotiations on the mutual termination or amendment of the concession agreements, the Company has thus far withheld the payment of the concession fees for 2001.

For 2002 and subsequent years, the Company believes that it is not required to pay concession fees at all. In addition to the local loop unbundling obligations, the Communications Act imposed universal service obligations on the Company. These obligations were substantially restated in the Electronic Communications Act and are incorporated in a Universal Service Agreement between the Company and the Ministry.

The link between the end of the concession agreements and the coming into force of the universal service obligations is recognised by Section 106(5) of the Communications Act, which stated that “In connection with the amendment of concession agreements to ensure the

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

provision of the universal service, the Minister may, in justified cases, reduce the concession fee payment liability or release service providers therefrom, and, in parallel with the conclusion of the universal service agreement, may initiate the termination of the concession contract by mutual agreement”.

Negotiations regarding the amendment or cancellation of the concession contracts are currently in progress. The Company believes that the request from the Minister to pay the annual concession fees for (a) 2001 is subject to a counterclaim by the Company arising as a result of the State replacing the concession system with the notification system and (b) 2002 is based on groundless arguments and is a breach of the equal treatment clause (referred to above) in the concession agreements.

Accordingly, the Company believes that it is unlikely that the IC Ministry will be able to successfully enforce the claim in respect of the annual concession fees for 2002.

(c)	Service Quality Criteria

The Universal Services Agreement provides for certain performance criteria, including deadlines for installing subscriber access, error response times and voice and date transfer quality. The performance parameters are detailed in a Universal Services Agreement between the Company and the IC Ministry. Failure to meet them could result in a financial penalty linked to the degree of the failure in each case. The Company believes that it has fulfilled the performance requirements thus far in all material respects. In addition to the above, if the Company ceases to fulfil its obligations under the Universal Services Agreement for unlawful reasons for which it is responsible, a fixed penalty of HUF 35 million (approximately $0.2 million at December 31, 2005 exchange rates) would be payable per geographical area per occasion by the Company.

(d)	Legal Proceedings

The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and the issue described above will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

(e)	Construction and Other Commitments

The Company had a long-term contract with Siemens which provided for the continued expansion of a local telephone network and the addition of new subscribers in one of its operating areas. During 2005, this contract was terminated, with the condition that the remaining amount of money commited under the original contract, $0.3 million (at December 31, 2005 exchange rates), be spent by the Company for other network matters in the future. $0.1 million (at December 31, 2005 exchange rates) of this commitment remains as of December 31, 2005.

The Company has entered into separate agreements with various telecommunications service providers for lease lines which have non-cancelable contract provisions in excess of one year. The future minimum commitments under these contracts, at December 31, 2005 exchange rates, are: $1,994,000 in 2006, $1,993,000 in 2007, $1,008,000 in 2008 and $157,000 in 2009.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(f)	Leases

The Company and its subsidiaries lease office and other facilities in Hungary, which require minimum annual rentals. The Company has annual rental commitments for a right of way contract to operate its country-wide telecommunications network along the MAV national railway. The Company has entered into vehicle leases that are capital in nature.

	December 31
	2005	2004
	(in thousands)
Vehicles	$1,357	—
Less: accumulated amortization	(213)	—

Net book value included in property, plant and equipment	$1,144	—

Amortization of assets held under capital leases is included with depreciation expense.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2005 (at December 31, 2005 exchange rates) are:

	Capital leases	Operating leases
	(in thousands)
Year ending December 31:
2006	$517	1,605
2007	497	1,489
2008	371	266
2009	11	93
2010	—	61
Later years, through 2020	—	332

Total minimum lease payments	$1,396	3,846

Less: amount representing interest (at a rate of 13%)	(229)

Present value of minimum capital lease payments	1,167

Less: current installments of obligations under capital leases	(388)

Obligations under capital leases, excluding current installments	$779

The Company and its subsidiaries also lease office and other facilities in Hungary, which require minimum annual rentals. Rent expense under operating lease agreements for the years ended December 31, 2005, 2004 and 2003, was $2,581,000, $844,000 and $726,000, respectively, and is included in selling, general and administrative expenses.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(10)	Common Stock and Cumulative Convertible Preferred Stock

As of December 31, 2005 and 2004, the Company had 30,000 shares of its cumulative convertible preferred stock, with a $70 liquidation value per share, outstanding. Any holder of the cumulative convertible preferred stock is entitled to receive cumulative cash dividends payable in arrears, at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may, at its option, redeem the Preferred Stock at any time. The Cumulative Convertible Preferred Stock is convertible into shares of the Company’s common stock on a one for ten basis. As of December 31, 2005 and 2004, the total arrearage on the cumulative convertible preferred stock was $651,000 and $546,000, respectively, and is included in Due to Related Parties.

During 2003, a former officer exercised options to purchase 25,000 shares of common stock at $4.00 per share. Proceeds from the exercise of these options totaled $100,000. During 2004, a former officer exercised options to purchase 172,247 shares of common stock at $4.00 per share. Proceeds from the exercise of these options totaled $689,000.

The Company has reserved 4,861,366 shares as of December 31, 2005 for issuance under stock option plans, compensation agreements, warrants and under the conversion terms applicable to its outstanding cumulative convertible preferred stock.

(11)	Stock Based Compensation

Stock Option Plans

The Company adopted a stock option plan (the “Plan”) in April 1992 which provided for the issuance of an aggregate of 90,000 stock options, which has since been increased following stockholder approval, to 1,250,000. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2005, 520,590 shares were issued upon option exercises and options to purchase 305,000 shares were still outstanding from the Plan. As a result of the approval of the 2004 Plan (see below), no additional options will be granted from the Plan and 424,410 reserved shares from the Plan have been transferred to the 2004 Plan.

In 1997, the Company adopted a director stock option plan (the “Directors’ Plan”) which provided for the issuance of options to purchase up to 250,000 shares of common stock in the aggregate. Options granted under the Directors’ Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2005, 10,000 shares were issued upon option exercises and options to purchase 151,284 shares were still outstanding from the Directors’ Plan. As a result of the approval of the 2004 Plan (see below), no additional options will be granted from the Directors’ Plan and 88,716 reserved shares from the Directors’ Plan have been transferred to the 2004 Plan.

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

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

During January 2005, officers of the Company exercised options to purchase 105,000 shares of common stock at $5.93 per share. The officers exercised the options using the net share settlement feature (see below) of the Plan. As a result, the officers remitted 66,709 shares to the Company to settle the option exercise price and related taxes and the officers received 38,291 shares of common stock. In December 2005, a former officer of the Company exercised options to purchase 100,000 shares of common stock at $4.86 per share. The former officer exercised the options using the net share settlement feature of the plan. As a result, the former officer remitted 31,477 shares to the Company to settle the option exercise price and the former officer received 68,523 shares of common stock.

In May 2004 the Company’s stockholders approved the Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) which provided for the issuance of an aggregate 1,000,000 shares. Upon adoption of the 2004 Plan, the Company agreed not to issue any more options from either the Plan or the Directors’ Plan. The remaining 513,126 shares of the Company’s common stock which were reserved for issuance pursuant to the Plan and the Directors’ Plan were rolled over to the 2004 Plan.

The Directors of the Company were issued a total of 15,000 shares of common stock for services for the 2004/2005 Board term under the terms of the 2004 Plan. 2,000 of those shares were subsequently canceled due to a resignation in 2004 and a further 3,000 were canceled in 2005. The Company issued a total of 6,000 shares of common stock to the independent directors of the Board of Directors for their service for the 2005/2006 Board term under the terms of the 2004 Plan.

Effective October 1, 2004, the Company’s Board of Directors amended the Plan and the Directors’ Plan to allow the remaining options outstanding under such plans to be governed by terms similar to those contained in the 2004 Plan with respect to the exercise of options, tax withholding and the period in which option holders no longer associated with the Company could exercise their options. Holders of options under the 2004 Plan may exercise their outstanding options and pay the exercise price, in whole or in part, pursuant to a net share settlement feature. This feature allows the option holder to elect to have shares of stock withheld upon exercise to pay the option exercise price. Option holders may also elect to have a portion of such shares issuable upon exercise withheld for the payment of taxes attributable to the option exercise. As a result of such amendments, effective October 1, 2004, the Company accounts for all of its outstanding options under the variable method of accounting. The variable method of accounting requires the Company to accrue an expense or benefit as the market price of the Company’s common stock changes. For the years ended December 31, 2005 and 2004, the Company recognized $1,203,000 and $6,361,000 of compensation expense respectively, related to the variable method of accounting. In addition for the years ended December 31, 2005 and 2004, expenses of $92,000 and $84,000, respectively, resulted from certain stock grants from its 2004 Plan to members of the Board of Directors. As a result of a modification to the options of a former employee, the Company recognized compensation expense of $21,000 in 2003.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Had compensation expense for the Company’s stock option plans been determined based on fair value consistent with the methodology of SFAS No. 123, the Company’s net income and earnings per share for each period would have been adjusted to the pro forma amounts indicated in the following table:

	2005	2004	2003
	(in thousands)
Earnings As reported	$2,787	$16,137	$12,369
Plus: stock-based
compensation expense
included in reported earnings	1,295	6,444	21
Less: stock-based
compensation expense
determined under fair-
value method	(1,321)	(970)	(897)

Pro forma	$2,761	$21,611	$11,493

Earnings per share – Basic:
As reported	$0.22	$1.30	$1.02
Pro forma	$0.22	$1.74	$0.94
Earnings per share – Diluted:
As reported	$0.20	$1.25	$0.97
Pro forma	$0.20	$1.68	$0.90

For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	0%	0%	0%
Risk free rate	4.47%	4.68%	4.30%
Expected option life (years)	10	10	10
Volatity	43.0%	34.0%	53.0%

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The following is a summary of stock options under the Plans, referred to above, which were granted, were exercised and have expired for the three years ended December 31, 2005:

	Outstanding Options	Weighted Average Price
December 31, 2002	936,192	$5.19
Granted	170,000	$8.06
Exercised	(127,490)	$6.23
Expired	(115,171)	$4.42

December 31, 2003	863,531	$5.70
Granted	160,000	$9.39
Exercised	(187,247)	$4.15
Expired	(15,000)	$4.63

December 31, 2004	821,284	$6.79
Granted	155,000	$13.01
Exercised	(205,000)	$5.41

December 31, 2005	771,284	$8.41

The following table summarizes information about shares subject to outstanding options as of December 31, 2005 which were issued to current or former employees, or directors pursuant to the Plan, Directors’ Plan or the 2004 Plan.

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
166,284	$4.56-$4.86	$4.74	5.07	166,284	$4.74
100,000	$5.78-$6.78	$6.19	4.29	100,000	$6.19
320,000	$7.46-$9.44	$8.55	7.15	320,000	$8.55
185,000	$10.89-$13.01	$12.67	8.46	185,000	$12.67

771,284	$4.56-$13.01	$8.41	6.64	771,284	$8.41

Stock Grants

In November 1999, the Company cancelled 30,000 fully vested employee stock options with an original exercise price of $8.00 per share and an expiration date of March 31, 2003, and issued 30,000 options with similar terms, except that the newly issued options were granted with an exercise price of $5.46 per share, the fair value of such options at the date of modification. As a result of this modification, the Company recognized approximately $21,000 of compensation expense in 2003. These options were exercised during 2003.

In January 2002, the Board of Directors granted the Company’s former Chief Executive Officer a stock award of 25,000 common shares as compensation for his services, which shares vested on December 31, 2003, if he was still employed by the Company. As this condition was fulfilled on December 31, 2003, the Company recognized approximately $116,000 of compensation expense in 2003. In February 2004, the Company issued 15,500 net shares to the Chief Executive Officer and 9,500 shares were remitted by the Chief Executive Officer to the Company to settle related taxes.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(12)	PanTel Acquisition and Final Purchase Allocation

On June 30, 2005 the Company completed its final purchase allocation of the PanTel business that was acquired in a two-step transaction, 24.9% on November 10, 2004 and the remaining 75.1% on February 28, 2005. The Company engaged a professional valuation firm to determine the estimated fair values of assets acquired and liabilities assumed as of February 28, 2005. In accordance with SFAS No. 141 “Business Combinations”, the Company is required to allocate the cost of an acquired business based on the estimated fair values of assets acquired and liabilities assumed.

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

The closing of the transaction occurred on February 28, 2005 and the results of the PanTel business for the ten months ended December 31, 2005 (and the Balance Sheet as at December 31, 2005) have been consolidated into the financial statements of the Company.

The following represents the final allocation of the purchase price paid for the PanTel business based on the fair values of the acquired assets and assumed liabilities as of February 28, 2005:

in thousands	February 28, 2005
Current assets	$48,232
Fixed assets, net	62,425
Intangible assets	49,488
Other non-current assets	1,940
Current and non-current liabilities	(42,004)

Net assets acquired	$120,081

Purchase Price:
Long-term debt assumed	80,514
Cash	35,367
Shares issued	2,700
Transaction costs	1,500

Total purchase price	$120,081

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The following table presents unaudited summarized combined results of operations of the Company and PanTel, on a pro forma basis, as though the companies had been combined as of January 1, 2004:

in thousands, except share data	Year ended December 31, 2005	Year ended December 31, 2004
Revenues, net	$121,216	$122,777
Income from operations	30,463	27,226
Foreign exchange (losses) gains, net	(4,118)	11,862
Interest expense	14,712	12,065
Net income	10,418	26,787
Net income per share	$0.82	$2.16

The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are not indicative of the results of operations the Company could have had if the acquisition had actually taken place as of January 1, 2004. The unaudited pro forma summarized results of operations do not include potential cost savings from operating efficiencies or synergies that may result from the acquisition.

(13)	Foreign Exchange Rate (Losses) Gains

The Company’s foreign exchange losses for the year ended December 31, 2005 resulted primarily from (i) the weakening of the Hungarian forint against the euro on Hungarotel’s average EUR 80 million denominated debt outstanding between February 21, 2005 (refinancing date) and December 31, 2005, (ii) the weakening of the Hungarian forint against the euro on PanTel’s average EUR 64 million denominated debt outstanding between February 28, 2005 (refinancing date) and December 31, 2005 and (iii) the strengthening of the U.S. dollar against the Hungarian forint on the Company’s EUR 9.5 million denominated intercompany loan between February 28, 2005 and December 31, 2005. At December 31, 2005, the Hungarian forint had weakened by approximately (i) 3.6% against the euro as compared to the February 21, 2005 level, (ii) 4.2% against the euro as compared to the February 28, 2005 level and (iii) the U.S. dollar had strengthened by approximately 17% against the Hungarian forint as compared to the February 28, 2005 level.

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

(14)	Related Parties

The amount due to related parties totalling $1,052,000 at December 31, 2005, represents cumulative preferred stock dividends in arrears, in the amount of $651,000, and an accrual of $401,000 as an estimate of the cost for the services of the Company’s President and Chief Executive Officer and Director of Corporate Business Development during 2005 (see below). The total amount due to related parties was due to TDC A/S (“TDC”), which held approximately 63% of the Company’s outstanding common stock and 100% of the Company’s preferred shares as of December 31, 2005.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Torben V. Holm has served as the Company’s President and Chief Executive Officer since May 19, 2005. Alex Wurtz has served as the Director of the Company’s Corporate Business Development since June 9, 2005. Messrs. Holm and Wurtz are employees of TDC. The Company and TDC have not reached definitive agreements regarding Mr. Holm’s services as President and Chief Executive Officer for the Company or Mr. Wurtz’s services as Director of Corporate Business Development.

The Company has a bilateral agreement with TDC, through its subsidiary PanTel, to send and receive wholesale voice traffic. For the year ended December 31, 2005 the Company had net costs amounting to $0.1 million related to the bilateral agreement.

(15)	Reconciliation of Net Income to Net Cash Provided by Operating Activities

The reconciliation of net income to net cash provided by operating activities for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003
	(in thousands)
Net income	$2,892	16,242	12,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	21,302	12,089	10,989
Amortization of intangibles	2,666	287	264
Asset write-offs	—	1	50
Non-cash compensation	—	—	42
Foreign currency (gain) loss	8,427	(6,632)	5,462
Other (income)/expense	(155)	7	(30)
Non-cash interest	3,705	1,851	1,720
Deferred taxes	1,461	1,574	167
Stock based compensation	1,295	6,361	—
Equity in earnings of affiliate	(934)	(444)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,694)	1,292	(333)
Restricted cash	499	(481)	11
Other assets	4,349	(3,428)	639
Accounts payable and accruals	6,540	(886)	(302)
Other liabilities	1,260	(133)	54

Net cash provided by operating activities	$43,613	27,700	31,209

Summary of non-cash transactions:

•	During 2004 the Company:

•	Issued 250,000 shares of Common Stock valued at $10.80 per share ($2.7 million) in addition to cash consideration in connection with its acquisition of the PanTel business.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

•	Issued 15,500 net shares of Common Stock as compensation to the Chief Executive Officer for which compensation expense of $116,000 was recognized in 2003.

•	In May, issued 15,000 shares of Common Stock, which vest over a one year period, as compensation to members of the Board of Directors, of which 5,000 shares were subsequently canceled. The recognized compensation expense of these stock grants in 2004 amounted to $84,000.

•	Issued 5,230 net shares of Common Stock under the terms of an employee stock option exercise.

•	During 2005 the Company:

•	Assumed debt, on February 28, 2005, of EUR 66M ($80.5 million at historical exchange rates) on acquisition of subsidiaries.

•	Issued 106,814 net shares of Common Stock under the terms of employee stock option exercises.

•	Entered into capital lease arrangements concerning vehicles, the value of which at the date of lease inception was $1.4 million.

•	Issued 6,000 shares of Common Stock in May, which vest over a one year period, as compensation to members of the Board of Directors. The recognized compensation expense of these stock grants in 2005 amounted to $92,000.

(16)	Employee Benefit Plan

Effective December 1996, the Company established a 401(k) salary deferral plan (the “401(k) Plan”) on behalf of its U.S. employees. The 401(k) Plan is a qualified defined contribution plan, and allows participating employees to defer up to 15% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company has the discretion to match contributions made by the employee. No matching contributions were made by the Company in 2005, 2004 or 2003.

(17)	Segment Disclosures

The Company operates in a single segment, telecommunications. The acquisition of PanTel on February 28, 2005, means that the Company can now offer telecommunications services to a wider range of customers. The Company has three service categories: telephone services; network services; and other service and product revenues. The Company’s chief operating decision maker monitors the revenue streams of the various service categories and operations are managed and financial performance is evaluated based on the delivery of services to customers over an integrated network. Substantially all of the Company’s assets are located in Hungary and substantially all of its operating revenues are generated in Hungary.

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

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Network Services – point-to-point dedicated services that provide a private transmission channel for the Company’s customers’ exclusive use between two or more locations, both in local and long distance applications. Point to point dedicated services include data transmission, virtual private networks (VPN), hosting and managed leased lines.

Other Service and Product Revenues – PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues. Revenues from Internet services such as ADSL Internet access and dial-up Internet access are included here.

The revenues generated by these products and services for the periods ended December 31 were as follows:

(in thousands)	2005	2004	2003
Telephone services	$61,843	$51,733	$52,641
Network services	39,707	6,693	5,247
Other service and product revenues	8,690	1,914	1,721

	$110,240	$60,340	$59,609

Major Customers

For the years ended December 31, 2005, 2004 and 2003, none of the Company’s customers accounted for more than 10% of the Company’s total net revenue.

(18)	Severance Costs

In order to reduce operating expenses, the Company adopted a workforce reduction plan in August 2005 to reduce the workforce of Hungarotel primarily within the network and sales and marketing departments by approximately 200 employees. The workforce reduction plan was completed during the fourth quarter of 2005. The workforce reduction plan involved both voluntary and involuntary dismissals. The cost of this workforce reduction plan amounted to $2.5 million and is included in Severance Costs on the Statement of Operations. The costs incurred by the Company under this workforce reduction plan were based upon Hungarian statutory and union requirements. No further costs are expected to be incurred as a result of this plan.

Schedule of Quarterly Financial Data (unaudited)

(in thousands, except per share data)

	December 31		September 30	June 30		March 31
Fiscal 2005 quarters ended:
Net revenues	$28,007	(1)	$31,133	$30,725		$20,375
Income from operations	1,287	(2)	11,392	8,459		5,476
Net (loss) income attributable to common stockholders	(3,842)		6,512	855	**	(738)**

Earnings per share:
Basic	$(0.30)		$0.51	$0.07		$(0.06)

Diluted	$(0.30)		$0.46	$0.06		$(0.06)

Fiscal 2004 quarters ended:
Net revenues	$15,834		$14,355	$14,690		$15,461
Income from operations	853	(3)	5,147	6,064		6,724
Net income attributable to common stockholders	796		5,273	2,432		7,636

Earnings per share:
Basic	$0.06		$0.42	$0.20		$0.62

Diluted	$0.06		$0.41	$0.19		$0.59

**	During the Company’s year-end closing procedures for 2005, certain non-cash adjustments were identified related to prior quarters of 2005. The impact of adjusting these non-cash items would be (a) a $1.1 million decrease in income from operations from $5.5 million to $4.4 million and a $1.1 million increase in the net loss attributable to common stockholders from $0.7 million to $1.8 million for the three months ended March 31, 2005, and (b) a $0.1 million increase in income from operations from $8.5 to $8.6 and a $0.1 million increase in net income attributable to common stockholders from $0.9 million to $1.0 million for the three months ended June 30, 2005. Basic and diluted loss per share would increase by $0.09 for the three months ended March 31, 2005. Basic and diluted earnings per share would increase by $0.01 for the three months ended June 30, 2005. The Company believes that these adjustments were not material to the consolidated financial statements of any prior quarterly period during 2005.
(1)	Decrease in net revenues in the fourth quarter 2005 is due primarily to the reversal of an over-accrual during the third quarter 2005 in the amount of $1.7 million, and the effects of translating Hungarian forint revenues into U.S. dollars between the two quarters due to movements in exchange rates.
(2)	Significant decrease in income from operations in the fourth quarter 2005 is primarily due to the decrease in net revenues during the quarter as described above, the recording of a $1.9 million bad debt provision related to 2003 and 2004 uncollected Universal Services receivables during the quarter, a $3.4 million negative movement between the quarters related to the variable method of accounting which is a non-cash expense, and significant additional costs incurred by the Company during the fourth quarter 2005 related to the Company’s Sarbanes-Oxley 404 project for 2005.
(3)	Significant decrease in income from operations in the fourth quarter 2004 is due to a $6.4 million non-cash compensation charge related to the modification of two stock option plans.

S-1

Schedule II - Valuation Accounts

DESCRIPTION	Balance at the Beginning of Year	Allowance Acquired on Acquisition	Provision for Bad Debt Expense	Translation Adjustment	Balance at the End of Year
Allowance for doubtful accounts receivable

Year ended December 31, 2003	$2,256,000		$242,000	$207,000	$2,705,000
Year ended December 31, 2004	$2,705,000		$161,000	$439,000	$3,305,000
Year ended December 31, 2005	$3,305,000	$180,000	$899,000	$(586,000)	$3,798,000

DESCRIPTION	Balance at the Beginning of Year	Movement During Period	Translation Adjustment	Balance at the End of Year
Allowance for deferred tax assets
Year ended December 31, 2003	$12,409,000	($350,000)	—	$12,059,000
Year ended December 31, 2004	$12,059,000	($156,000)	—	$11,903,000
Year ended December 31, 2005	$11,903,000	$3,010,000	—	$14,913,000

S-2

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits*

Exhibit No.	Description
10.19	Employment Agreement entered into on December 22, 2005 between the Registrant and Tamas Vagany

21	Subsidiaries of the Registrant

23	Consent of KPMG Hungaria Kft.

24	Powers of Attorney

31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	The other exhibits listed in the List of Exhibits in the Report on Form 10-K have been incorporated by reference into such Report.