Form 10-Q
period 2006-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2006-05-10
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest possible date:

Common Stock, $.001 par value	12,806,665 Shares
(Class)	(Outstanding at May 10, 2006)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,384	15,083
Restricted cash	10,903	10,650
Accounts receivable, net	29,669	33,527
Current deferred tax asset	1,245	1,034
Other current assets	7,226	9,335

Total current assets	75,427	69,629

Property, plant and equipment, net	158,198	164,248

Goodwill	8,195	8,461
Other intangibles, net	43,705	45,741
Deferred costs	1,081	1,237
Deferred tax asset	3,029	3,109
Interest rate swaps	1,735	—
Other assets	5,376	6,392

Total assets	$296,746	298,817

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$46,114	21,938
Current obligations under capital leases	390	388
Accounts payable	10,441	13,261
Accruals	23,352	24,965
Interest rate swaps	—	254
Other current liabilities	5,909	4,475
Due to related parties	1,510	1,052

Total current liabilities	87,716	66,333

Long-term debt, excluding current installments	138,101	158,227
Long-term obligations under capital leases, excluding current portion	657	779
Deferred credits and other liabilities	1,911	2,597

Total liabilities	228,385	227,936

Commitments and Contingencies

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2006 and 2005	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,806,665 shares in 2006 and 12,796,461 shares in 2005	14	14
Additional paid-in capital	156,788	156,406
Accumulated deficit	(101,530)	(100,624)
Accumulated other comprehensive income	13,089	15,085

Total stockholders’ equity	68,361	70,881

Total liabilities and stockholders’ equity	$296,746	298,817

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive Loss

For the Three Month Periods Ended March 31, 2006 and 2005

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Telephone service revenues, net	$27,371	$20,375
Operating expenses:
Selling, general and administrative	13,756	10,446
Depreciation and amortization	6,294	4,453

Total operating expenses	20,050	14,899

Income from operations	7,321	5,476
Other income (expenses):
Foreign exchange losses, net	(7,319)	(3,605)
Interest expense	(3,411)	(3,839)
Interest income	191	161
Fair value changes on interest rate swaps	1,990	—
Equity in earnings of affiliate	—	934
Other, net	183	36

Net loss before income taxes	(1,045)	(837)
Income tax benefit	165	125

Net loss	$(880)	$(712)
Cumulative convertible preferred stock dividends	(26)	(26)

Net loss attributable to common stockholders	(906)	(738)
Foreign currency translation adjustments	(1,996)	(4,681)

Total comprehensive loss	$(2,902)	$(5,419)

Loss per common share:
Basic	$(0.07)	$(0.06)

Diluted	$(0.07)	$(0.06)

Weighted average number of common shares outstanding:
Basic	12,806,665	12,721,776

Diluted	12,806,665	12,721,776

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2005	12,796,461	$14	—	156,406	(100,624)	15,085	$70,881
Net settlement of stock option exercise	10,204	—	—	(109)	—	—	(109)
Stock based compensation	—	—	—	491	—	—	491
Cumulative convertible preferred stock dividends	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(880)	—	(880)
Foreign currency translation adjustment	—	—	—	—	—	(1,996)	(1,996)

Balances at March 31, 2006	12,806,665	$14	—	156,788	(101,530)	13,089	$68,361

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

For the Three Month Periods Ended March 31, 2006 and 2005

(In thousands)

(unaudited)

	2006	2005
Net cash provided by operating activities	$15,605	12,389

Cash flows from investing activities:
Acquisition of telecommunications network equipment and other intangibles	(3,660)	(2,124)
Acquisition of subsidiaries, net of cash acquired	—	(7,434)
Proceeds from sale of assets	42	20

Net cash used in investing activities	(3,618)	(9,538)

Cash flows from financing activities:
Repayments of long-term debt	—	(74,292)
Proceeds from new long-term debt borrowings	—	109,720
Deferred financing costs paid under long-term debt agreement	—	(5,424)
Principal payments under capital lease obligations	(93)	—
Funding of debt service account	—	(11,906)

Net cash provided by/(used in) financing activities	(93)	18,098

Effect of foreign exchange rate changes on cash	(593)	(918)

Net increase in cash and cash equivalents	11,301	20,031

Cash and cash equivalents at beginning of period	15,083	8,376

Cash and cash equivalents at end of period	$26,384	28,407

Summary of non-cash transactions:

•	On February 28, 2005, the Company assumed debt of EUR 66M ($80.5 million at historical exchange rates) on acquisition of subsidiaries.

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Hungarian Telephone and Cable Corp. (“HTCC”) with its directly owned consolidated subsidiaries, Hungarotel Tavkozlesi zRt. (“Hungarotel”), PanTel Tavkozlesi es Kommunikacios Kft. (“PanTel”) and PanTel Technocom Kft. (“PanTel Technocom”) (together the “Company”) include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair statement of the results of the interim periods. PanTel owns and consolidates several minor non-Hungarian subsidiaries within the Central and Eastern European region. Results for interim periods are not necessarily indicative of the results for a full year. All intercompany balances and transactions have been eliminated.

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

The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005, including the notes thereto, set forth in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”).

(b)	(Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is computed by dividing (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that preferred securities were converted and that outstanding stock options and warrants were exercised and the proceeds therefrom were used to acquire shares of the Company’s common stock at the average market price during the reporting period.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following is a reconciliation from basic (loss) earnings per share to diluted (loss) earnings per share for the three month periods ended March 31, 2006 and 2005:

	3 months ended
($ in thousands, except share data)	2006	2005
Net loss attributable to common stockholders (A)	$(906)	$(738)
plus: preferred stock dividends	26	26

Net loss (B)	$(880)	$(712)

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,806,665	12,721,776
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	—	—

Weighted average common shares outstanding – diluted (D)	12,806,665	12,721,776

Net loss per common share:
Basic (A/C)	$(0.07)	$(0.06)
Diluted (B/D)	$(0.07)	$(0.06)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

For the three month periods ended March 31, 2006 and 2005, common stock equivalents and convertible preferred stock of 3,601,284 and 3,671,284, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

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

The translation of the subsidiaries’ forint denominated balance sheets into U.S. dollars, as of March 31, 2006, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 213.58 as of December 31, 2005 to 219.20 as of March 31, 2006, an approximate 3% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations and statements of cash flows into U.S. dollars, for the three months ended March 31, 2006 and 2005, were 211.53 and 186.98, respectively.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(d)	Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. Compensation expense for awards and related tax effects is recognized as these vest. Through December 31, 2005, the Company used the intrinsic value method to account for stock-based awards to its employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclosed pro forma information as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In addition, effective October 1, 2004, as a result of amendments made to the Company’s option plans, the Company accounted for all of its outstanding options under the variable method of accounting. The variable method of accounting required the Company to accrue an expense or benefit as the market price of the Company’s common stock changed during the period. The Company has ceased utilizing the variable method of accounting upon its adoption of SFAS 123R. The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized effective January 1, 2006 includes: (1) compensation cost for all share based awards granted prior to, but not yet vested as of, January 1, 2006, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. For the three months ended March 31, 2006, the Company has recognized $491,000 of compensation expense related to the adoption of SFAS 123R. For the three months ended March 31, 2005, the Company recognized $1,720,000 of compensation expense related to the variable method of accounting.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before income taxes and net loss attributable to common stockholders for the quarter ended March 31, 2006, are $118,000 and $100,000 higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25 following the variable method of accounting. Basic and diluted loss per share for the quarter ended March 31, 2006 would have been $0.06, if the Company had not adopted SFAS 123R, compared to the reported basic and diluted loss per share of $0.07.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

Three Months Ended March 31,
2005
Net Loss As reported	(738)
Plus: stock-based compensation expense included in reported loss	1,751
Less: stock-based compensation expense determined under fair-value method	(665)

Net Income Pro forma	348

Loss per share - Basic:
As reported	(0.06)
Pro forma	0.03
Loss per share - Diluted:
As reported	(0.06)
Pro forma	0.02

The assumptions used in the Black-Scholes option-pricing model are as follows:

	For the three months ended March 31
	2006	2005
Dividend yield	0%	0%
Risk free rate	4.46%	4.47%
Expected option life (years)	10	10
Volatility	38.0%	43.0%

Upon the adoption of SFAS 123R, expected volatility was based on historical volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. The Company has estimated zero forfeitures based on historical experience and the limited number of option holders.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(e)	Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Among other provisions, the new rule (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivates, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal year 2007, beginning January 1, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 155 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

In March 2006, the FASB issued SFAS Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. SFAS No. 156 amends Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal year 2007, beginning January 1, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 156 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(2)	Cash and Restricted Cash

(a)	Cash

At March 31, 2006, cash of $26,384,000 comprised the following: $116,000 on deposit in the United States, the equivalent of $843,000 on deposit in Austria, Bulgaria, Romania, Slovakia and Slovenia, and $25,425,000 on deposit with banks in Hungary consisting of $486,000 denominated in U.S. dollars, the equivalent of $2,043,000 denominated in euros and the equivalent of $22,896,000 denominated in Hungarian forints.

(b)	Restricted Cash

Restricted cash of $10,903,000 at March 31, 2006, was comprised of a EUR 9 million deposit in a debt service reserve account, which is required under the terms of the Company’s credit agreement. The Company is required to maintain this EUR 9 million deposit in the debt service reserve account until such time as the later of the Company’s leverage ratio, defined as consolidated net borrowings to consolidated EBITDA, being below 2:1 for two consecutive quarters, or August 2006. The deposit earns interest at bank deposit rates.

(3)	Related Parties

The amount due to related parties totalling $1,510,000 at March 31, 2006, represents cumulative preferred stock dividends in arrears, in the amount of $677,000, and an accrual of $833,000 as an estimate of the cost for the services of the Company’s President and Chief Executive Officer and head of Corporate Business Development for 2005 and the first three months of 2006 (see below). The total amount due to related parties was due to TDC A/S (“TDC”), which held approximately 62% of the Company’s outstanding common stock and 100% of the Company’s preferred shares as of March 31, 2006.

Torben V. Holm has served as the Company’s President and Chief Executive Officer since May 19, 2005. Alex Wurtz has served as the head of the Company’s Corporate Business Development department since June 9, 2005. Messrs. Holm and Wurtz are employees of TDC. The Company has reached an agreement in principle with TDC to reimburse TDC on a month to month basis through May 2006 for costs incurred by TDC in employing Messrs. Holm and Wurtz. Although no definitive agreement has yet been signed, based on the agreement in principle, such costs are not expected to exceed approximately EUR 1,000,000 (approximately $1,212,000 at March 31, 2006 exchange rates) on an annual basis.

The Company has a bilateral agreement with TDC, through its subsidiary PanTel, to send and receive wholesale voice traffic. For the three months ended March 31, 2006 and 2005, the Company had net revenues amounting to $0.3 million and $0.1, respectively, related to the bilateral agreement.

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

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to the credit risk of the counterparty. Credit risk is the failure of the counterparty to perform its obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates a credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not have any credit risk. Company policy requires that counterparties to the Company’s hedging activities be large and creditworthy commercial banks. The risk of counterparty non-performance associated with the hedge contract is not considered by the Company to be significant.

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

The Company’s interest rate swaps were re-valued at fair value on March 31, 2006 and resulted in a $1.7 million interest rate swap asset as of March 31, 2006. Since the Company’s interest rate swaps have not been designated as a hedge under the provisions of SFAS 133 and SFAS 138, the fair value change has been recorded in earnings.

The estimated fair values of the Company’s interest rate swaps are based on quoted market prices provided by the counterparty to the interest rate swaps and represent the estimated amounts that the Company would pay or receive to terminate the contracts.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(5)	Stock Based Compensation

The Company adopted a stock option plan (the “Plan”) in April 1992 which provided for the issuance of an aggregate of 90,000 stock options, which has since been increased following stockholder approval, to 1,250,000. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of March 31, 2006, 545,590 shares were issued upon option exercises and options to purchase 280,000 shares were still outstanding from the Plan. As a result of the approval of the 2004 Plan (see below), no additional options will be granted from the Plan and 424,410 reserved shares from the Plan have been transferred to the 2004 Plan.

In 1997, the Company adopted a director stock option plan (the “Directors’ Plan”) which provided for the issuance of options to purchase up to 250,000 shares of common stock in the aggregate. Options granted under the Directors’ Plan are exercisable for up to 10 years from the date of grant. As of March 31, 2006, 10,000 shares were issued upon option exercises and options to purchase 151,284 shares were still outstanding from the Directors’ Plan. As a result of the approval of the 2004 Plan (see below), no additional options will be granted from the Directors’ Plan and 88,716 reserved shares from the Directors’ Plan have been transferred to the 2004 Plan.

During January 2005, officers of the Company exercised options to purchase 105,000 shares of common stock at $5.93 per share. The officers exercised the options using the net share settlement feature (see below) of the Plan. As a result, the officers remitted 66,709 shares to the Company to settle the option exercise price and related taxes and the officers received 38,291 shares of common stock. During January 2006, officers of the Company exercised options to purchase 25,000 shares of common stock at $4.86 per share. The officers exercised the options using the net share settlement feature (see below) of the Plan. As a result, the officers remitted 14,796 shares to the Company to settle the option exercise price and related taxes and the officers received 10,204 shares of common stock.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

Effective October 1, 2004, the Company’s Board of Directors amended the Plan and the Directors’ Plan to allow the remaining options outstanding under such plans to be governed by terms similar to those contained in the 2004 Plan with respect to the exercise of options, tax withholding and the period in which option holders no longer associated with the Company could exercise their options. Holders of options under the 2004 Plan may exercise their outstanding options and pay the exercise price, in whole or in part, pursuant to a net share settlement feature. This feature allows the option holder to elect to have shares of stock withheld upon exercise to pay the option exercise price. Option holders may also elect to have a portion of such shares issuable upon exercise withheld for the payment of minimum taxes attributable to the option exercise. As a result of such amendments, effective October 1, 2004, the Company accounted for all of its outstanding options under the variable method of accounting. The variable method of accounting required the Company to accrue an expense or benefit as the market price of the Company’s common stock changed. Upon the adoption of SFAS 123R, the Company has ceased the variable method of accounting. For the three months ended March 31, 2005, the Company recognized $1,720,000 of compensation expense related to the variable method of accounting.

In addition, for the three months ended March 31, 2006 and 2005, expenses of $26,000 and $30,000, respectively, resulted from certain stock grants from its 2004 Plan to members of the Board of Directors.

The following is a summary of stock options under the Plans, referred to above, which were granted, were exercised and have expired for the three months ended March 31, 2006:

	Outstanding Options	Weighted Average Exercise Price
December 31, 2005	771,284	$8.41
Granted	55,000	$15.62
Exercised	(25,000)	$4.86
Expired	—	—

March 31, 2006	801,284	$9.01

All options granted during the period were fully vested upon issuance.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following table summarizes information about shares subject to outstanding options as of March 31, 2006 which were issued to current or former employees, or directors pursuant to the Plan, Directors’ Plan or the 2004 Plan.

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Number Exercisable	Weighted-Average Exercise Price
141,284	$4.56-$4.72	$4.72	5.71	141,284	$4.72
100,000	$5.78-$6.78	$6.19	4.04	100,000	$6.19
320,000	$7.46-$9.44	$8.55	6.90	320,000	$8.55
240,000	$10.89-$15.62	$13.34	8.56	240,000	$13.34

801,284	$4.56-$15.62	$9.01	6.83	801,284	$9.01

The aggregate intrinsic value, which represents the amount by which the fair value of the Company’s common stock exceeds the option exercise prices, was $5,508,000 and $5,613,000 as of December 31, 2005 and March 31, 2006, respectively.

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2006 was $8.93. The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2005 was $7.93 for pro-forma disclosure purposes under SFAS 123. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 were $267,000 and $889,000, respectively. Compensation expense related to granted stock options has been recorded in selling, general and administrative expenses.

(6)	Segment Disclosures

The Company operates in a single segment, telecommunications. The acquisition of PanTel in 2005 enables the Company to now offer telecommunications services to a wider range of customers. The Company has three service categories: telephone services; network services; and other service and product revenues. The Company’s chief operating decision maker monitors the revenue streams of the various service categories and operations are managed and financial performance is evaluated based on the delivery of services to customers over an integrated network. Substantially all of the Company’s assets are located in Hungary and substantially all of its operating revenues are generated in Hungary. Therefore, although the Company has various revenue streams, it is managed as a single entity.

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

Other Service and Product Revenues – Internet services such as ADSL Internet access and dial-up Internet access. PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues are also included.

The revenues generated by these products and services for the periods ended March 31 were as follows:

	3 months ended
($ in thousands)	2006	2005
Telephone services	$13,316	$13,682
Network services	11,117	5,510
Other service and product revenues	2,938	1,183

	$27,371	$20,375

Major Customers

For the periods ended March 31, 2006 and 2005, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

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

The Company completed its annual impairment test of goodwill as of January 1, 2006. Based upon the results, the Company concluded that there is no impairment to the carrying value of goodwill reported in its financial statements.

(8)	Commitments and Contingencies

(a)	Annual Concession Fees

Under the historical regulatory structure in which Hungarotel received its operating licenses it paid a one-time concession fee and was required to pay annual concession fees based on net telephone service revenues that varied between 0.1% and 2.3% of net telephone service revenues, depending on the concession area. In 2001, the Hungarian government made changes to the Communications Act, whereby the concession system was replaced with a notification system. Under the notification system, other telecommunications providers can enter the Company’s markets by paying a nominal fee. The Company believes that this change violated the terms upon which it received its concessions which would have required competitors entering the Company’s markets to pay fees similar to the fees paid by the Company. Therefore, the Company has accrued but withheld the payment of concession fees for 2001 in the amount of HUF 157 million (approximately $0.7 million at March 31, 2006 exchange rates) and believes that it does not owe any more concession fees for 2002 and future periods. The Company is currently in discussions with the Ministry regarding the mutual termination or amendment of its concession agreements.

(b)	Legal Proceedings

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and the issue described above will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(9)	Subsequent Events

The Company has entered into three separate contracts with a telecommunications service provider (“TSP”) in Hungary. Under the first contract, the Company will sell optical fiber from its existing network to the TSP for an agreed-upon, arms length price. The terms of the second contract are such that the Company will construct additional optical fiber network for its own purposes and that of the TSP, and once complete, sell certain optical fiber constructed under this second contract to the TSP for an agreed-upon, arms length price. The construction of the network under the second contract is expected to be completed by the end of 2006. A third contract has also been signed with the TSP for the long-term provision of an optical cable network to the TSP, under a rental type arrangement, which will connect the network components under the first and second contracts mentioned previously. The three contracts collectively will allow the TSP to have an optical cable network.

The third contract includes a provision according to which the Company must pay HUF 300 million as a penalty (approximately $1.4 million at March 31, 2006 exchange rates) if the Company is more than six months delayed with the provision of service. In addition to this penalty provision, the first and second contracts have commitments in them stipulating that in the event the Company is delayed more than six months regarding the provision of service, then the TSP has the right to force the Company to buy back the previously sold optical fibers that were sold under the first and second contracts at the original selling prices plus 9.5% interest. This buy-back commitment will be cancelled if the Company meets the deadline stipulated in the third contract.

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

The following important factors, along with those factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	Changes in the growth rate of the overall Hungarian, European Union and Central and Eastern European economies such that inflation, interest rates, currency exchange rates, business investment and consumer spending are impacted;

•	Materially adverse changes in economic conditions in Hungary and Central Europe;

•	Changes in the currency exchange markets particularly in the Hungarian forint-euro exchange rate, the Hungarian forint-U.S. dollar exchange rate and the euro-U.S. dollar exchange rate which affect our financial statements and our ability to repay our debt;

•	Our ability to effectively manage and otherwise monitor our operations, costs, regulatory compliance and service quality;

•	Our ability to effectively manage our operating expenses, capital expenses and reduce or refinance our debt;

•	Our dependence on cash flow from Hungarotel and PanTel and certain restrictions on their ability to pay dividends to the parent company;

•	The overall effect of competition from wireless service providers, other wireline carriers, cable television operators, Internet Service Providers and others in the markets that we currently compete in and in the markets that we may enter into;

•	The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;

•	The timing and profitability of our entry into new markets;

•	Our ability to successfully introduce new product offerings including our ability to offer bundled service packages on terms that are both profitable to us and appealing to our customers, and our ability to sell enhanced and data services in order to offset declines in revenue from local wireline service;

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

•	Material changes in available technology and the effects of such changes including product substitutions and deployment costs;

•	Our ability to retain key employees;

•	The effect of Hungarian regulatory and legislative initiatives and proceedings including those relating to the terms of interconnection, access charges, universal service, unbundled networks, resale rates and the continued liberalization of the Hungarian telecommunications marketplace;

•	Changes in European Union laws and regulations, which may require Hungary and other countries to revise their telecommunications laws;

•	Political changes in Hungary;

•	The final outcome of certain legal proceedings affecting us;

•	Our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess its internal control systems and disclose whether the internal control systems are effective, and the identification of any material weaknesses in our internal control over financial reporting;

•	Changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on our financial results;

•	The performance of our IT Systems;

•	Our ability to successfully complete the integration of any businesses or companies that we may acquire into our operations; and

•	Our relationship with our controlling stockholder.

You should consider these important factors in evaluating any statements in this Quarterly Report on Form 10-Q or otherwise made by us or on our behalf. We have no obligation to update or revise these forward-looking statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Overview

We provide telecommunications services in Hungary through our three Hungarian operating subsidiaries: Hungarotel, PanTel, and PanTel Technocom. Hungarotel principally provides fixed line voice, data and Internet services to residential and business customers within 3 defined regions of Hungary (the “Hungarotel Operating Areas”). During 2005, Hungarotel began offering its services outside of the Hungarotel Operating Areas through carrier selection and carrier pre-selection. PanTel owns a nation-wide fiber optic network in Hungary and competes primarily with Magyar Telekom, the former national monopoly, in the provision of voice, data and Internet traffic primarily to businesses throughout Hungary. PanTel also uses its network capacity to transport voice, data, and Internet traffic on a wholesale basis for other telecommunications service providers, Internet Service Providers, and cable television operators in Hungary. PanTel’s network also extends into other countries in the Central and Eastern European region. PanTel has interconnection arrangements in place with several major international telecommunications service operators which provide for interconnection at international telecommunications hubs in Frankfurt and Vienna. PanTel Technocom provides telecommunications service to MOL (the Hungarian oil company) and operates and maintains various parts of MOL’s telecommunications network.

As of March 31, 2006, Hungarotel had approximately 150,000 access lines in service within the Hungarotel Operating Areas. The acquisition of PanTel on February 28, 2005 has given us an additional 36,000 access lines as of March 31, 2006, which we service through PanTel’s country-wide fiber optic backbone network. As of March 31, 2006, we had a total of approximately 186,000 access lines in service. In addition, Hungarotel provides carrier selection and carrier pre-selection calling services to 54,000 customers (of which 14,000 were active) outside the Hungarotel Operating Areas. Hungarotel began servicing these 54,000 carrier selection and carrier pre-selection customers as part of our expansion beyond the Hungarotel Operating Areas. In order to take advantage of PanTel’s experience in competing throughout Hungary, these out-of-concession customers are being transferred from Hungarotel to PanTel. These carrier selection and carrier pre-selection customers generate significantly less average revenue per user (“ARPU”) than our customers in the Hungarotel Operating Areas. These customers are also more likely to disconnect or decrease their use of service.

Our goal is to provide a broad array of telecommunications services with exceptional quality and service at reasonable prices by becoming a highly efficient full service telecommunications provider in Central and Eastern Europe. Our primary risk is our ability to retain existing customers and attract new customers in a highly competitive market that is constantly in flux due to a challenging regulatory environment, new competitive fixed line telephony entrants, high wireless telephony penetration and macroeconomic factors. Our success depends upon our operating and marketing strategies, as well as market acceptance of telecommunications services within Hungary and the Central and Eastern European region. We plan to continue building on the reputation of PanTel as the competitive alternative in the business customer market within Hungary while using PanTel as our expansion vehicle in the residential and small business market outside the Hungarotel Operating Areas. We are seeking to further solidify and expand our presence in the Hungarian and Central and Eastern European telecommunications markets through strategic merger, acquisition or alliance opportunities. We are also continuing to explore wireless service solutions and possibilities so that we can be a full service provider in Hungary, thereby providing both wireline and wireless voice, data and Internet services for residential and business customers.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Comparison of Three Months Ended March 31, 2006 and Three Months Ended March 31, 2005

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2006 was 211.53, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2005 of 186.98. When comparing the three months ended March 31, 2006 to the three months ended March 31, 2005, you should note that all U.S. dollar reported amounts have been affected by this 12% depreciation in the Hungarian forint against the U.S. dollar. You should also note, when comparing the three month periods, that the 2005 quarterly results only reflect the inclusion of PanTel for one month.

Because of the impact of functional currency changes on our results (specifically the change in average Hungarian forint/U.S. dollar exchange rates between the periods), our analysis has been provided using both reporting currency terms (U.S. dollars), as well as functional currency terms (Hungarian forints).

Net Revenues

	Quarter ended March 31,
(dollars in millions)	2006	2005	% change
Measured service revenues	9.1	9.0	1
Subscription revenues	6.3	6.3	0
Interconnect charges:
Incoming	0.6	0.6	0
Outgoing (including access cost)	(3.6)	(2.8)	(29)

Net	(3.0)	(2.2)	(36)

Net measured service and subscription revenues	12.4	13.1	(5)
Connection fees	0.2	0.3	(33)
Wholesale voice revenues, net	0.7	0.3	133
Other operating revenues, net :
Provision of direct lines	9.1	4.1	122
VPN services	1.7	0.7	143
Internet services (including ADSL access)	2.3	1.0	130
Other	1.0	0.9	11

Other operating revenues, net total	14.1	6.7	110

Telephone Service Revenues, Net	27.4	20.4	34

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Measured Service Revenues

Our measured service revenues increased in US dollar terms by $0.1 million or 1% between the periods. A decrease in Hungarotel’s revenues of approximately $3.9 million has been offset by an increase in PanTel’s revenues of $4.0 million for the three months ended March 31, 2006 over the three months ended March 31, 2005.

Hungarotel

Hungarotel’s measured service revenues in functional currency terms decreased by 48%. This decrease in measured service revenues reflects:

•	An approximate 18% decrease in average access lines in service from approximately 187,900 for the three months ended March 31, 2005, to approximately 153,600 during the three months ended March 31, 2006. Approximately 17% of the total average access line decrease occurred in the residential customer base. This significant decrease is due to a significant number of disconnections due to rate changes (see details below) during the fourth quarter of 2005, continued wireless telephone penetration, competition from other service providers, such as cable television operators providing voice services and economic conditions that resulted in some customers not being able to afford telephone services in general or choosing to receive voice services from just their wireless service provider, and not us, in order to reduce their monthly telecommunication expenses. Beyond this decrease in average residential customer lines, 1% of the total decrease can be attributed to business customer access lines.

•	A decrease in call minute volumes of 39% compared to the prior year. The decrease in the number of access lines serviced over the same period in the prior year contributed to 18% of the decrease. Beyond that, calls for Internet dial-up service have contributed to an 11% decrease compared to the prior year. However this decrease has been offset by increasing trends in broadband DSL Internet usage versus traditional dial-up Internet. Broadband DSL Internet revenues are accounted for within “Other Operating Revenues”. Increased competition from other telecommunications service providers offering carrier selection and carrier pre-selection services within the Hungarotel Operating Areas contributed to a further 8% decrease compared to the same period in 2005.

•	The remainder of the decrease (approximately 9%) relates to the introduction of free call minutes included in the newly introduced packages, as well as slightly lower retail prices introduced with the new packages and different call traffic patterns between the two periods.

We are focusing on retaining our historic fixed line business customer base by offering discounts to our listed call tariffs in exchange for fixed term contracts. We are also promoting higher margin products such as DSL connections to customers, which have continued to grow in 2006 and we expect to continue to grow in the future. To offset the increased competition and loss of revenue in the Hungarotel Operating Areas, Hungarotel entered markets outside of the Hungarotel Operating Areas during the second quarter of 2005. We are transferring this business to PanTel and we believe that PanTel can challenge the incumbent local telephone operators on service and price. As of March 31, 2006, we had 54,000 carrier selection and pre-selection customers, of which 14,000 customers were active. These carrier selection and carrier pre-selection customers generate significantly less average revenue per user (“ARPU”) than our customers in the Hungarotel Operating Areas.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

In response to regulatory and competitive pressures in the Hungarotel Operating Areas, Hungarotel introduced new monthly tariff packages to its customers as of October 1, 2005. The newly introduced packages provide for a re-balancing between monthly subscription fees and calling tariffs, whereby monthly subscription fees were increased and calling tariffs were reduced. The newly introduced packages also include, as a part of the package, a certain number of “free” minutes per month for each customer, which have been built into the prices of the packages. Between October 1, 2005, when the new monthly packages were introduced, and March 31, 2006, Hungarotel has lost 28,000 net residential access lines, or 19% of the residential access lines in the Hungarotel Operating Areas as of September 30, 2005. This disconnection rate is due to the package re-balancing, increased competition from cable television operators, who began offering telephone services in the Hungarotel Operating Areas during the second half of 2005, as well as continued competition from wireless operators. The package re-balancing has caused us to lose customers from the lower end of Hungarotel’s customer segment base, while at the same time allowing us to have a more competitive offering towards customers within higher market segments. Prior to this package re-balancing, we experienced just the opposite in that the disconnected Hungarotel customers were primarily from the higher customer market segments. Between March 31, 2006 and today, Hungarotel has lost an additional 1,200 net access lines. The current disconnection rate appears to have returned to levels experienced before the package re-balancing. During the past few months, we have performed in-depth market surveys and based upon the results of those surveys, we have developed additional monthly tariff packages in order to meet opportunities and needs identified in those surveys. In addition, we have also attempted to contact those customers which have disconnected during the past several months in order to gain them back, as well as assist customers who make a request for disconnection in understanding our tariff package structure and subsequently advise them on the package that best meets their needs.

PanTel

The inclusion of PanTel, for a full three months, in our consolidated results for the three months ended March 31, 2006 contributed $5.9 million in measured service revenues, compared with its $1.9 million one month contribution for the three months ended March 31, 2005. PanTel’s measured service revenues come primarily from business customers and we expect PanTel’s revenues to continue to grow by attracting additional customers with better service and pricing than its competitors within the Hungarian telecommunications market.

Subscription Revenues

Our subscription revenues increased in functional currency terms by approximately 12% as a result of: (i) $0.5 million in subscription fees from PanTel for the three months ended March 31, 2006, compared to the inclusion of only one month for the three months ended March 31, 2005, which amounted to $0.1 million; and (ii) the Hungarotel tariff re-balancing introduced as of October 1, 2005, which increased the subscription fees of Hungarotel, which increased fees were offset by (i) customer transfers from higher monthly fee subscription packages to lower monthly fee subscription packages during the period within Hungarotel; and (ii) an approximate 18% decrease in average access lines in service for Hungarotel between the two periods.

Interconnect Charges

Net measured service and subscription revenues have been reduced by net interconnect charges which totalled $3.0 million and $2.2 million during the three month periods ended

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

March 31, 2006 and 2005, respectively. We are paid a per minute interconnection fee for completing long distance wireline and mobile calls over our network to our customers (incoming). We pay interconnection fees to other national wireline and mobile operators to terminate calls from our customers (outgoing). As a percentage of measured service and subscription revenues, net interconnect charges have increased from 14% for the three months ended March 31, 2005 to 19% for the three months ended March 31, 2006. This increase is primarily due to the inclusion of PanTel’s interconnection fees for a full quarter in the three months ended March 31, 2006 and the fact that PanTel has lower margins on call revenues than Hungarotel has. The telecommunications authority introduced new interconnect prices effective May 25, 2005 (announced in July 2005 with retroactive effect) and, as a result, fixed line and wireless operators’ interconnect prices were reduced significantly, a 38% decrease in incoming interconnect revenue rates in Hungarotel’s case. There is an imbalance between our incoming and outgoing fees. For example, our outgoing fees (i.e. access costs) are approximately eight times greater than incoming fees (i.e. interconnect revenues), in the case of traffic between wireline and wireless. The majority of Hungarotel’s interconnect expenses relate to wireless network terminated calls.

Connection Fees

In 1997 and 1998, during the construction of the Hungarotel’s networks, Hungarotel connected a substantial number of its current residential customer base. We have been amortizing to revenue the connection fees received back in 1997 and 1998 over the last 7 years while at the same time amortizing as an expense over 7 years the initial cash outlay for connecting those customers. The amortization period for revenues and expenses for those customers is coming to an end, which has resulted in a 33% reduction in connection revenues. The revenue attributable to the addition of new customers added to the Company’s network after 1998 is significantly lower than that attributable to customers from 1998 and earlier.

Wholesale Voice Revenues

Wholesale voice net revenues for the three months ended March 31, 2006 include $0.7 million of service revenues recorded by PanTel, compared to $0.3 million for the three months ended March 31, 2005. Wholesale voice is a relatively low margin service but remains an attractive service to the Company’s customers. Because of the high volume nature of the business, it provides a solid revenue stream. In addition, it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers.

Other Operating Revenues

Other operating revenues, which include revenues generated from the provision of direct lines, DSL Internet services, VPN services, operator services, dial-up Internet services and other miscellaneous telephone service revenues, increased to $14.1 million for the three months ended March 31, 2006, as compared to $6.7 million for the three months ended March 31, 2005. In functional currency terms, other operating revenues increased by approximately 138% for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005. This increase is primarily due to the inclusion of three months of PanTel’s other operating revenues for the quarter ended March 31, 2006, compared to the one month of PanTel’s other operating revenues for the quarter ended March 31, 2005. The significant products driving other operating revenues are leased line services, the provision of dark fiber, VPN services and Internet services. As a

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

result of pushing DSL broadband internet services, we have experienced a shift from Internet dial-up service revenues, recorded within “Measured Service Revenues”, to an increase in Broadband DSL Internet revenues recorded within other operating revenues.

Selling, General and Administrative

	Quarter ended March 31,
(dollars in millions)	2006	2005
Selling, general and administrative	$13.8	$10.4

Selling, general and administrative expenses increased 33% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. This 33% increase is due to the inclusion of PanTel’s selling, general and administrative expenses for a full quarter in the three months ended March 31, 2006, which contributed an additional $4.8 million compared to the quarter ended March 31, 2005; offset by a decrease of $1.3 million in stock based compensation charges between the periods due to the transition from APB 25 to SFAS 123R; and the 12% depreciation of the Hungarian forint against the US dollar between the periods.

Depreciation and Amortization

	Quarter ended March 31,
(dollars in millions)	2006	2005
Depreciation and amortization	$6.3	$4.5

Depreciation and amortization charges increased $1.8 million, or 40% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The inclusion of PanTel’s depreciation and amortization expenses for a full quarter in the three months ended March 31, 2006 contributed an additional $2.1 million of depreciation and amortization expenses compared to the quarter ended March 31, 2005. This has partially been offset by the 12% depreciation of the Hungarian forint against the US dollar between the periods.

Income from Operations

	Quarter ended March 31,
(dollars in millions)	2006	2005
Income from operations	$7.3	$5.5

Income from operations increased by 33% in reporting currency terms for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Contributing to this increase were higher net telephone service revenues partially offset by higher selling, general and administrative expenses and higher depreciation and amortization expenses.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Foreign Exchange Losses, Net

	Quarter ended March 31,
(dollars in millions)	2006	2005
Foreign exchange losses, net	$7.3	$3.6

Our net foreign exchange losses for the three months ended March 31, 2006 resulted primarily from the weakening of the Hungarian forint against the euro on the Company’s average EUR 132.5 million denominated debt outstanding during the period. At March 31, 2006, the Hungarian forint had weakened by approximately 5% against the euro as compared to December 31, 2005 levels. In February 2005, we refinanced our existing debt agreement with the acquisition of the PanTel business. The net foreign exchange losses for the three months ended March 31, 2005 resulted primarily from (i) the weakening of the Hungarian forint against the euro on Hungarotel’s average EUR 84 million denominated debt outstanding between February 21, 2005 (refinancing date) and March 31, 2005; (ii) the weakening of the Hungarian forint against the euro on PanTel’s average EUR 66 million denominated debt outstanding between February 28, 2005 and March 31, 2005; and (iii) the weakening of the Hungarian forint against the U.S. dollar on our U.S. dollar 25 million denominated debt outstanding during the period; partially offset by (iv) a realized foreign exchange gain of $0.5 million on the repayment of Hungarotel’s previous loan on February 21, 2005. At March 31, 2005, the Hungarian forint had weakened by approximately (i) 1% against the euro as compared to the February 21, 2005 level; (ii) 2% against the euro as compared to the February 28, 2005 level; and (iii) 6% against the U.S. dollar, as compared to December 31, 2004 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, we report foreign exchange gains/losses in our consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Quarter ended March 31,
(dollars in millions)	2006	2005
Interest expense	$3.4	$3.8

Interest expense decreased 11% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Included in interest expense for the three months ended March 31, 2005 was a $1.5 million write-off of deferred financing costs related to Hungarotel’s previous syndicated loan. Excluding this write-off, interest expense increased from $2.3 million for the three months ended March 31, 2005 to $3.4 million for the three months ended March 31, 2006, an increase of 48%. This 48% increase is the result of: (i) the inclusion of PanTel’s $1.2 million interest expense for the three months ended March 31, 2006 as compared to the $0.4 million for the three months ended March 31, 2005; and (ii) higher average interest rates paid on the Company’s borrowings during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005; offset by the 12% depreciation of the Hungarian forint against the U.S. dollar between the two periods. As a result of the higher interest rates on our borrowings, our weighted average interest rate on our debt obligations increased from 5.28% for the three months ended March 31, 2005, to 5.74% for the three months ended March 31, 2006, a 9% increase. See “Liquidity and Capital Resources” section below.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Fair Value Changes on Interest Rate Swaps

	Quarter ended March 31,
(dollars in millions)	2006	2005
Fair value changes on interest rate swaps	$2.0	$—

Fair value changes on interest rate swaps amounted to a $2.0 million gain for the three months ended March 31, 2006. The gain recorded for the period is the result of an upward movement in the market value of the interest rate swaps between December 31, 2005 and March 31, 2006. We entered into the interest rate swaps on March 31, 2005 and thus no fair value change was recognized for the quarter ended March 31, 2005.

Equity in Earnings of Affiliate

	Quarter ended March 31,
(dollars in millions)	2006	2005
Equity in earnings of affiliate	$—	$0.9

Equity in earnings of affiliate for the three months ended March 31, 2005 represents the 25% equity ownership of PanTel in January and February 2005, prior to our obtaining 100% of PanTel on February 28, 2005.

Income Tax Benefit

	Quarter ended March 31,
(dollars in millions)	2006	2005
Income tax benefit	$0.2	$0.1

The income tax benefit for the quarters ended March 31, 2006 and March 31, 2005 has been calculated based upon the estimated effective tax rate for each respective period.

Net Loss

	Quarter ended March 31,
(dollars in millions)	2006	2005
Net loss	$(0.9)	$(0.7)

As a result of the factors discussed above, we recorded a net loss attributable to common stockholders of $0.9 million, or $0.07 per share on a basic and diluted basis, for the three months ended March 31, 2006, as compared to a net loss attributable to common stockholders of $0.7 million, or $0.06 per share on a basic and diluted basis, for the three months ended March 31, 2005.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Liquidity and Capital Resources

Net cash provided by operating activities totalled $15.6 million during the three months ended March 31, 2006, compared to $12.4 million during the three months ended March 31, 2005. This $3.2 million increase is due to the inclusion of PanTel’s full quarter operating cash flow of $11.4 million for the three months ended March 31, 2006 compared to the one month operating cash flow of $5.1 million for the three months ended March 31, 2005. This increase has been partially offset by the 12% depreciation of the Hungarian forint against the U.S. dollar between the two periods, as well as a decrease in Hungarotel’s operating cash flow of $2.9 million between the two periods. For the three months ended March 31, 2006 and 2005, the Company used $3.6 million and $9.5 million, respectively, in investing activities. The $3.6 million used in investing activities for the three months ended March 31, 2006 is due primarily to additions to the Company’s telecommunications networks. For the three months ended March 31, 2005, $9.5 million used in investing activities is due to (i) $2.1 million to fund additions to the Company’s telecommunications networks, and (ii) $7.4 million for the acquisition of the PanTel business net of cash acquired and proceeds from the sale of an investment in affiliate. Financing activities used net cash of $0.1 million during the three months ended March 31, 2006 compared to $18.1 million provided by financing activities for the three months ended March 31, 2005. Cash flows used in financing activities for the three months ended March 31, 2006 reflect principal payments made under our capital lease obligations. Cash flows provided by financing activities for the three months ended March 31, 2005 were the result of (i) the drawing down of $110 million under our new credit agreement, (ii) the $74.3 million repayment of our previous loans, (iii) $5.4 million of financing related costs paid during the quarter and (iv) an $11.9 million payment to a debt service account under the terms of our new credit agreement.

Our contractual cash obligations as disclosed in our December 31, 2005 Form 10-K filing have not materially changed as of March 31, 2006.

Our ability to generate sufficient cash flow from operations to meet our contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under our credit agreement, the ratio of our total net borrowings to EBITDA is a measurement of financial performance and becomes the basis for determining the Applicable Margin of the credit agreement. We must also maintain a minimum ratio of debt service cover. The ratios are calculated based on our U.S. dollar consolidated financial statements translated into euros. This exposes us to the possible risk of not meeting our debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of our Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While we seek to manage the business to be in compliance with our credit agreement and related covenants, we operate in a competitive and regulated environment which is subject to many factors outside of our control (i.e. the government’s political, social and public policy agenda). We attempt to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts or other hedging products.

Inflation and Foreign Currency

During the first quarter of 2005, the Hungarian forint weakened against the euro and the U.S. dollar due to a decrease in Hungarian interest rates and, more generally, an increase in U.S. interest rates that resulted in investors divesting from emerging markets and investing in U.S. government securities. Given our debt structure, these macroeconomic factors resulted in a net

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

foreign exchange loss of $3.6 million for the three months ended March 31, 2005. During the first three months of 2006, the Hungarian forint weakened against the euro and the U.S. dollar due to a decrease in Hungarian interest rates, uncertainties surrounding the recent Hungarian parliamentary elections, and, more generally, an increase in U.S. interest rates that resulted in investors divesting from emerging markets and investing in U.S. government securities, resulting in a net foreign exchange loss of $7.3 million for the three months ended March 31, 2006. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

Approximately 92% of our net revenues are denominated in Hungarian forints and our operating and other expenses, including capital expenditures, are predominantly in Hungarian forints but also in U.S. dollars and euros. In addition, certain items in the balance sheet accounts are denominated in currencies other than the functional currencies of the operating subsidiaries. Accordingly, when such accounts are translated into the functional currency, we are subject to foreign exchange gains and losses which are reflected as a component of earnings. When the subsidiaries financial statements are translated into U.S. dollars for financial reporting purposes, we are subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

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

Related Party Transactions

Torben V. Holm has served as our President and Chief Executive Officer since May 19, 2005. Alex Wurtz has served as the head of our Corporate Business Development department since June 9, 2005. Messrs. Holm and Wurtz are employees of TDC. We have reached an agreement in principle with TDC to reimburse TDC on a month to month basis through May 2006 for costs incurred by TDC in employing Messrs. Holm and Wurtz. Although no definitive agreement has yet been signed, based on the agreement in principle, such costs are not expected to exceed approximately EUR 1,000,000 (approximately $1,212,000 at March 31, 2006 exchange rates) on an annual basis.

We also have a bilateral agreement with TDC, through our subsidiary PanTel, to send and receive wholesale voice traffic. For the three months ended March 31, 2006 and 2005, we had net revenues amounting to $0.3 million and $0.1 million, respectively, related to the bilateral agreement.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Currency Exchange Rate Risks

We are exposed to various types of risk in the normal course of our business, including the risk from foreign currency exchange rate fluctuations. Our operations, including approximately 92% of net revenues and approximately 83% of operating expenses are Hungarian forint based. Therefore, we are subject to exchange rate risk with respect to our non-Hungarian forint denominated expenses, primarily euros and U.S. dollars, due to the variability between the Hungarian forint and the U.S. dollar and euro. We are also exposed to exchange rate risk since the Company has debt obligations in euros and U.S. dollars. If the Hungarian forint weakens in the currency exchange markets versus the U.S. dollar or euro, we would have to generate more revenue in Hungarian forints to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 252.73 as of December 31, 2005 to 265.54 as of March 31, 2006, an approximate 5% depreciation in the value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate changed from 213.58 as of December 31, 2005 to 219.20 as of March 31, 2006, an approximate 3% depreciation in the value of the Hungarian forint versus the U.S. dollar. Due to our limited exposure with respect to non-Hungarian forint denominated expenses, we have not entered into any agreements to manage our foreign currency risks related to such expenses but we continue to monitor the exchange rate risk related to such expenses.

Our debt obligations are euro and U.S. dollar denominated. Our policy is to consider utilizing foreign exchange rate hedging instruments or purchases of euros and U.S. dollars in advance in order to reduce our exposure to exchange rate risks associated with cash payments in euros and dollars under our debt obligations. We did not have any open foreign currency hedging instruments at March 31, 2006 or 2005. Our policy requires that counterparties to any hedging instrument be large and creditworthy multinational commercial banks, which are recognized market makers.

Given our debt obligations, which include euro and U.S. dollar denominated debt, exchange rate fluctuations can have a significant impact on our financial statements in connection with foreign exchange gains/losses and the resulting debt balances.

For example, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by $8.0 million assuming that the U.S. dollar/forint rate did not change. A 5% change in the Hungarian forint/U.S. dollar rate along with a 5% change in Hungarian forint/euro rates would result in a $7.6 million to $8.4 million increase in the debt balance or a decrease of $7.6 million to $8.4 million.

Interest Rate Risks

We are exposed to interest rate risks because our outstanding U.S. dollar denominated debt obligation accrues interest at a variable rate tied to market interest rates. The interest rate on the U.S. dollar denominated obligation is based on USD LIBOR. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

by approximately $0.3 million annually based upon our March 31, 2006 U.S. dollar denominated debt level. We evaluate market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates.

As required by our credit agreement, we have entered into interest rate swap agreements whereby we have exchanged 100% of the variable interest rate on our euro denominated debt for a fixed rate. The swap agreements are valid until December 31, 2010.

Item 4. Controls and Procedures

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In our Report on Form 10-K for 2005, we disclosed a risk factor (“Our future operating expenses may be adversely affected by changes in our stock price.”) regarding compensation expenses or benefits in our statements of operations attributable to our utilization of variable accounting treatment with respect to our outstanding stock options. The use of variable accounting with respect to our outstanding stock options resulted in either a compensation benefit or compensation expense as the market value of our common stock changed. Due to our required adoption in the first quarter of 2006 of FASB Statement No. 123, Share-Based Payment Statement 123R, which requires us to measure compensation expense for employee stock options using the fair value method, we will no longer be using variable accounting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

(a)	None.

(b)	In 1999 we issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. At the end of the first quarter 2006, the preferred shares were held by TDC A/S. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of March 31, 2006, the total arrearage on the Preferred Shares was $677,000.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation or succession

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Exhibit Number	Description
3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

4.1	Certificate of Incorporation and By-Laws of the Registrant (see exhibits 3(i) and 3(ii))

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10.1	Employment Agreement entered into on December 22, 2005 between the Company and Tamas Vagany (Management Contract)

11	Statement re computation of per Share Earnings (not required)

15	Letter re unaudited interim financial information (not required)

18	Letter re change in accounting principles (none)

19	Report furnished to security holders (none)

22	Published report regarding matters submitted to vote of security holders (none)

24	Power of Attorney (none)

31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

May 10, 2006	By:	/s/ Torben V. Holm
Torben V. Holm
President and Chief Executive Officer

May 10, 2006	By:	/s/ William McGann
William McGann
Chief Financial Officer (Principal Accounting Officer, Principal Financial Officer)

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits*

Exhibit No.	Description
10.1	Employment Agreement entered into on December 22, 2005 between the Company and Tamas Vagany (Management Contract)

31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	The other exhibits listed in the List of Exhibits in the Report on Form 10-Q have been incorporated by reference into such Report.