Form 10-Q
period 2006-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2006-08-09
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer  ☐                             Accelerated Filer  ☒                             Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest possible date:

Common Stock, $.001 par value	12,812,665 Shares
(Class)	(Outstanding at August 9, 2006)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,281	15,083
Restricted cash	11,441	10,650
Accounts receivable, net	31,399	33,527
Current deferred tax asset	2,037	1,034
Other current assets	8,236	9,335

Total current assets	76,394	69,629
Property, plant and equipment, net	156,161	164,248
Goodwill	8,076	8,461
Other intangibles, net	42,410	45,741
Deferred costs	944	1,237
Deferred tax asset	2,994	3,109
Interest rate swaps	2,863	—
Other assets	5,203	6,392

Total assets	$295,045	298,817

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$49,765	21,938
Current obligations under capital leases	395	388
Accounts payable	12,242	13,261
Accruals and deferred revenue	25,507	24,965
Interest rate swaps	—	254
Advance customer payment	2,393	—
Other current liabilities	5,459	4,475
Due to related parties	1,767	1,052

Total current liabilities	97,528	66,333
Long-term debt, excluding current installments	130,922	158,227
Long-term obligations under capital leases, excluding current portion	555	779
Deferred credits and other liabilities	2,235	2,597

Total liabilities	231,240	227,936

Commitments and Contingencies
Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2006 and 2005	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,812,665 shares in 2006 and 12,796,461 shares in 2005	14	14
Additional paid-in capital	156,880	156,406
Accumulated deficit	(105,464)	(100,624)
Accumulated other comprehensive income	12,375	15,085

Total stockholders’ equity	63,805	70,881

Total liabilities and stockholders’ equity	$295,045	298,817

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income

For the Three and Six Month Periods Ended June 30, 2006 and 2005

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Telephone service revenues, net	$26,849	$30,725	$54,220	$51,100
Operating expenses:
Selling, general and administrative	14,874	15,767	28,630	26,211
Depreciation and amortization	6,269	6,499	12,563	10,952

Total operating expenses	21,143	22,266	41,193	37,163

Income from operations	5,706	8,459	13,027	13,937
Other income (expenses):
Foreign exchange losses, net	(8,416)	(893)	(15,735)	(4,499)
Interest expense	(3,707)	(3,270)	(7,118)	(7,109)
Interest income	300	192	491	353
Fair value changes on interest rate swaps	1,128	(3,787)	3,118	(3,787)
Equity in earnings of affiliate	—	—	—	934
Other, net	356	334	539	370

Net (loss) income before income taxes	(4,633)	1,035	(5,678)	199
Income tax benefit (expense)	725	(154)	890	(29)

Net (loss) income	$(3,908)	$881	$(4,788)	$170
Cumulative convertible preferred stock dividends	(26)	(26)	(52)	(52)

Net (loss) income attributable to common stockholders	(3,934)	855	(4,840)	118
Comprehensive loss adjustments	(714)	(6,036)	(2,710)	(10,717)

Total comprehensive loss	$(4,648)	$(5,181)	$(7,550)	$(10,599)

(Loss) earnings per common share:
Basic	$(0.31)	$0.07	$(0.38)	$0.01

Diluted	$(0.31)	$0.06	$(0.38)	$0.01

Weighted average number of common shares outstanding:
Basic	12,809,632	12,726,356	12,808,157	12,724,078

Diluted	12,809,632	14,597,898	12,808,157	14,403,485

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2005	12,796,461	$14	—	156,406	(100,624)	15,085	$70,881
Net settlement of stock option exercise	10,204	—	—	(109)	—	—	(109)
Common stock granted to Directors	6,000			92			92
Stock based compensation	—	—	—	491	—	—	491
Cumulative convertible preferred stock dividends	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(4,788)	—	(4,788)
Foreign currency translation adjustment	—	—	—	—	—	(2,710)	(2,710)

Balances at June 30, 2006	12,812,665	$14	—	156,880	(105,464)	12,375	$63,805

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

For the Six Month Periods Ended June 30, 2006 and 2005

(In thousands)

(unaudited)

	2006	2005
Net cash provided by operating activities	$29,633	21,308

Cash flows from investing activities:
Acquisition of telecommunications network equipment and other intangibles	(9,041)	(7,271)
Acquisition of subsidiaries, net of cash acquired	—	(7,125)
Proceeds from sale of assets	330	257

Net cash used in investing activities	(8,711)	(14,139)

Cash flows from financing activities:
Repayments of long-term debt	(12,068)	(85,347)
Proceeds from new long-term debt borrowings	—	109,720
Deferred financing costs paid under long-term debt agreement	—	(5,861)
Principal payments under capital lease obligations	(189)	—
Funding of debt service account	—	(11,796)

Net cash provided by/(used in) financing activities	(12,257)	6,716

Effect of foreign exchange rate changes on cash	(467)	(2,567)

Net increase in cash and cash equivalents	8,198	11,318
Cash and cash equivalents at beginning of period	15,083	8,376

Cash and cash equivalents at end of period	$23,281	19,694

Summary of non-cash transactions:

•	On February 28, 2005, the Company assumed debt of EUR 66M ($80.5 million at historical exchange rates) on acquisition of subsidiaries.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following is a reconciliation from basic (loss) earnings per share to diluted (loss) earnings per share for the three and six month periods ended June 30, 2006 and 2005:

	3 months ended		6 months ended
($ in thousands, except share and per share data)	2006	2005	2006	2005
Net (loss) income attributable to common stockholders (A)	$(3,934)	$855	$(4,840)	$118
plus: preferred stock dividends	26	26	52	52

Net (loss) income (B)	$(3,908)	$881	$(4,788)	$170

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,809,632	12,726,356	12,808,157	12,724,078
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	—	1,871,542	—	1,679,407

Weighted average common shares outstanding – diluted (D)	12,809,632	14,597,898	12,808,157	14,403,485

Net (loss) income per common share:
Basic (A/C)	$(0.31)	$0.07	$(0.38)	$0.01
Diluted (B/D)	$(0.31)	$0.06	$(0.38)	$0.01

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

For the three and six month periods ended June 30, 2006 common stock equivalents and convertible preferred stock of 3,601,284 were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

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

The translation of the subsidiaries’ forint denominated balance sheets into U.S. dollars, as of June 30, 2006, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 213.58 as of December 31, 2005 to 221.78 as of June 30, 2006, an approximate 4% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations and statements of cash flows into U.S. dollars, for the three months ended June 30, 2006 and 2005, were 212.23 and 198.23, respectively. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations and statements of cash flows into U.S. dollars, for the six months ended June 30, 2006 and 2005, were 211.88 and 192.61, respectively.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(d)	Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. Compensation expense for awards and related tax effects is recognized as these vest. Through December 31, 2005, the Company used the intrinsic value method to account for stock-based awards to its employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclosed pro forma information as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In addition, effective October 1, 2004, as a result of amendments made to the Company’s option plans, the Company accounted for all of its outstanding options under the variable method of accounting. The variable method of accounting required the Company to accrue an expense or benefit as the market price of the Company’s common stock changed during the period. The Company has ceased utilizing the variable method of accounting upon its adoption of SFAS 123R. The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized effective January 1, 2006 includes: (1) compensation cost for all share based awards granted prior to, but not yet vested as of, January 1, 2006 based on the original measure of the grant date fair value method under the provisions of SFAS 123 for pro-forma disclosure, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. For the three and six months ended June 30, 2006, the Company has recognized zero and $491,000, respectively, of compensation expense related to the adoption of SFAS 123R. For the three months ended June 30, 2005, the Company recognized $67,000 of compensation benefit related to the variable method of accounting. For the six months ended June 30, 2005, the Company recognized $1,654,000 of compensation expense related to the variable method of accounting.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before income taxes and net loss attributable to common stockholders for the quarter ended June 30, 2006, are $1,267,000 and $1,068,000 higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25 following the variable method of accounting. The Company’s loss before income taxes and net loss attributable to common stockholders for the six months ended June 30, 2006, are $894,000 and $754,000 higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25 following the variable method of accounting. Basic and diluted loss per share for the three and six months ended June 30, 2006 would have been $0.22 and $0.32, respectively, if the Company had not adopted SFAS 123R, compared to the reported basic and diluted loss per share of $0.31 and $0.38 for the three and six months ended June 30, 2006, respectively.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended June 30 2005	Six Months Ended June 30 2005
Net Income As reported	$855	$118
Plus: stock-based compensation expense (income) included in reported earnings	(56)	1,695
Less: stock-based compensation expense determined under fair-value method	(605)	(1,270)

Net Income Pro forma	$194	$543

Earnings per share - Basic:
As reported	$0.07	$0.01
Pro forma	$0.02	$0.04
Earnings per share - Diluted:
As reported	$0.06	$0.01
Pro forma	$0.01	$0.04

The assumptions used in the Black-Scholes option-pricing model are as follows:

	For the three and six months ended June 30
	2006	2005
Dividend yield	0%	0%
Risk free rate	4.46%	4.47%
Expected option life (years)	10	10
Volatility	38.0%	43.0%

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

(e)	Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Among other provisions, the new rule (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivates, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal year 2007, beginning January 1, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 155 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial position or cash flows.

(2)	Cash and Restricted Cash

(a)	Cash

At June 30, 2006, cash of $23,281,000 comprised the following: $97,000 on deposit in the United States, the equivalent of $872,000 on deposit in Austria, Bulgaria, Romania, Slovakia and Slovenia, and $22,312,000 on deposit with banks in Hungary consisting of $251,000 denominated in U.S. dollars, the equivalent of $614,000 denominated in euros and the equivalent of $21,447,000 denominated in Hungarian forints.

(b)	Restricted Cash

Restricted cash of $11,441,000 at June 30, 2006, was comprised of a EUR 9 million deposit in a debt service reserve account, which is required under the terms of the Company’s credit agreement. The Company is required to maintain this EUR 9 million deposit in the debt service reserve account until such time as the later of the Company’s leverage ratio, defined as consolidated net borrowings to consolidated EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization as defined in the Credit Agreement), being below 2:1 for two consecutive quarters, or August 2006. The deposit earns interest at bank deposit rates.

(3)	Related Parties

The amount due to related parties totalling $1,767,000 at June 30, 2006, represents cumulative preferred stock dividends in arrears, in the amount of $703,000, and an accrual of $1,064,000 as an estimate of the cost for the services of the Company’s President and Chief Executive Officer and head of Corporate Business Development for 2005 and the first six months of 2006 (see below). The total amount due to

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

related parties was due to TDC A/S (“TDC”), which held approximately 62% of the Company’s outstanding common stock and 100% of the Company’s preferred shares as of June 30, 2006.

Torben V. Holm has served as the Company’s President and Chief Executive Officer since May 19, 2005. Alex Wurtz has served as the head of the Company’s Corporate Business Development department since June 9, 2005. Messrs. Holm and Wurtz are employees of TDC. The Company has reached an agreement in principle with TDC to reimburse TDC on a month to month basis for certain costs incurred by TDC in employing Messrs. Holm and Wurtz. Although no definitive agreement has yet been signed, such costs are not expected to exceed approximately EUR 1,000,000 (approximately $1,271,000 at June 30, 2006 exchange rates) on an annual basis.

In addition to the services of Messrs. Holm and Wurtz, certain employees of TDC have performed services with respect to financial budgeting and forecasting and certain strategic projects for the Company from time to time. The Company and TDC have not made any agreement regarding any payment for such services.

The Company has a bilateral agreement with TDC and a subsidiary of TDC (TDC Switzerland), through its subsidiary PanTel, to send and receive wholesale voice traffic. For the three months ended June 30, 2006 and 2005, the Company had net revenues amounting to $0.1 million and $0.0 million, respectively, related to the bilateral agreement. For the six months ended June 30, 2006 and 2005, the Company had net revenues amounting to $0.1 million and $0.0 million, respectively, related to the bilateral agreement.

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

The Company’s interest rate swaps were re-valued at fair value on June 30, 2006 which resulted in a $2.9 million interest rate swap asset as of June 30, 2006. Since the Company’s interest rate swaps have not been designated as a hedge under the provisions of SFAS 133 and SFAS 138, the fair value change has been recorded in earnings.

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

The Company adopted a stock option plan (the “Plan”) in April 1992 which provided for the issuance of options to purchase up to 90,000 shares of common stock in the aggregate which was increased, following stockholder approval, to 1,250,000 shares. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of June 30, 2006, 545,590 shares were issued upon option exercises and options to purchase 280,000 shares were still outstanding from the Plan. As a result of the approval of the 2004 Plan (see below), no additional options will be granted from the Plan and 424,410 reserved shares from the Plan have been transferred to the 2004 Plan.

In 1997, the Company adopted a director stock option plan (the “Directors’ Plan”) which provided for the issuance of options to purchase up to 250,000 shares of common stock in the aggregate. Options granted under the Directors’ Plan are exercisable for up to 10 years from the date of grant. As of June 30, 2006, 10,000 shares were issued upon option exercises and options to purchase 151,284 shares were still outstanding from the Directors’ Plan. As a result of the approval of the 2004 Plan (see below), no additional options will be granted from the Directors’ Plan and 88,716 reserved shares from the Directors’ Plan have been transferred to the 2004 Plan.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

Effective October 1, 2004, the Company’s Board of Directors amended the Plan and the Directors’ Plan to allow the remaining options outstanding under such plans to be governed by terms similar to those contained in the 2004 Plan with respect to the exercise of options, tax withholding and the period in which option holders no longer associated with the Company could exercise their options. Holders of options under the 2004 Plan may exercise their outstanding options and pay the exercise price, in whole or in part, pursuant to a net share settlement feature. This feature allows the option holder to elect to have shares of stock withheld upon exercise to pay the option exercise price. Option holders may also elect to have a portion of such shares issuable upon exercise withheld for the payment of taxes attributable to the option exercise. As a result of such amendments, effective October 1, 2004, the Company accounted for all of its outstanding options under the variable method of accounting. The variable method of accounting required the Company to accrue an expense or benefit as the market price of the Company’s common stock changed. Upon the adoption of SFAS 123R, the Company has ceased the variable method of accounting. For the three months ended June 30, 2005, the Company recognized a $67,000 benefit related to the variable method of accounting. For the six months ended June 30, 2005, the Company recognized compensation expense of $1,654,000 related to the variable method of accounting.

In addition, for the three months ended June 30, 2006 and 2005, expenses of $24,000 and $22,000, respectively, resulted from certain stock grants from its 2004 Plan to members of the Board of Directors. For the six months ended June 30, 2006 and 2005, expenses of $50,000 and $52,000, respectively, resulted from certain stock grants from its 2004 Plan to members of the Board of Directors.

The following is a summary of stock options under the Plans, referred to above, which were granted, were exercised and have expired for the six months ended June 30, 2006:

	Outstanding Options	Weighted Average Exercise Price
December 31, 2005	771,284	$8.41
Granted	55,000	$15.62
Exercised	(25,000)	$4.86
Expired	—	—

June 30, 2006	801,284	$9.01

All options granted during the period were fully vested upon issuance.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following table summarizes information about shares subject to outstanding options as of June 30, 2006 which were issued to current or former employees, or directors pursuant to the Plan, Directors’ Plan or the 2004 Plan.

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years	Number Exercisable	Weighted-Average Exercise Price
141,284	$4.56-$4.72	$4.72	5.46	141,284	$4.72
100,000	$5.78-$6.78	$6.19	3.79	100,000	$6.19
320,000	$7.46-$9.44	$8.55	6.65	320,000	$8.55
240,000	$10.89-$15.62	$13.34	8.31	240,000	$13.34

801,284	$4.56-$15.62	$9.01	6.58	801,284	$9.01

The aggregate intrinsic value, which represents the amount by which the fair value of the Company’s common stock exceeds the option exercise prices, was $5,508,000 and $4,838,000 as of December 31, 2005 and June 30, 2006, respectively.

The weighted-average estimated fair value of stock options granted during the three and six months ended June 30, 2006 was zero and $8.93, respectively. The weighted-average estimated fair value of stock options granted during the three and six months ended June 30, 2005 was zero and $7.93, respectively, for pro-forma disclosure purposes under SFAS 123. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was zero and $267,000, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2005 was zero and $889,000, respectively. Compensation expense related to granted stock options has been recorded in selling, general and administrative expenses.

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

The revenues generated by these products and services for the periods ended June 30 were as follows:

	3 months ended		6 months ended
($ in thousands)	2006	2005	2006	2005
Telephone services	$12,806	$16,210	$26,122	$29,891
Network services	10,665	11,907	21,782	17,417
Other service and product revenues	3,378	2,608	6,316	3,792

	$26,849	$30,725	$54,220	$51,100

Major Customers

For the periods ended June 30, 2006 and 2005, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

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

Under the historical regulatory structure in which Hungarotel received its operating licenses it paid a one-time concession fee and was required to pay annual concession fees based on net telephone service revenues that varied between 0.1% and 2.3% of net telephone service revenues depending on the concession area. In 2001, the Hungarian government made changes to the Communications Act, whereby the concession system was replaced with a notification system. Under the notification system, other telecommunications providers can enter the Company’s markets by paying a nominal fee. The Company believes that this change violated the terms upon which it received its concessions which would have required competitors entering the Company’s markets to pay fees similar to the fees paid by the Company. Therefore, the Company has accrued but withheld the payment of concession fees for 2001 in the amount of HUF 157 million (approximately $0.7 million at June 30, 2006 exchange rates) and believes that it does not owe any more concession fees for 2002 and future periods. The Company is currently in discussions with the Informatics and Communications Ministry regarding the mutual termination or amendment of its concession agreements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(b)	Commitments and Contingencies

The Company has entered into three separate contracts with a telecommunications service provider (“TSP”) in Hungary. Under the first contract, the Company sold optical fiber from its existing network to the TSP. The second contract requires the Company to construct an additional optical fiber network and, once complete, sell certain optical fiber constructed under this second contract to the TSP. The construction of the network under the second contract is expected to be completed by the end of 2006. The third contract requires the Company to provide an optical cable network to the TSP, under a rental type arrangement, which will connect the network components under the first and second contracts. The three contracts collectively will allow the TSP to have an optical cable network.

The third contract includes a provision which would require the Company to pay HUF 300 million as a penalty (approximately $1.4 million at June 30, 2006 exchange rates) if the Company is late by more than six months in providing the required service. In addition to this penalty provision, the first and second contracts provide that in the event the Company is late by more than six months regarding its required performance, then the TSP has the right to force the Company to buy back the previously sold optical fibers that were sold under the first and second contracts at the original selling prices plus 9.5% interest. This buy-back commitment will be cancelled if the Company meets the deadline stipulated in the third contract.

During June 2006, based on the first of the three contracts, the Company invoiced the TSP in the amount of HUF 545 million (approximately $2.5 million at June 30, 2006 exchange rates), which has been paid in full by the TSP as of June 30, 2006. The Company has deferred the revenue associated with this contract due to the buy-back commitment noted above.

Also in June 2006, the Company received an advance payment from the TSP in the amount of HUF 530 million (approximately $2.4 million at June 30, 2006 exchange rates), for construction work to be performed under the second contract.

(c)	Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and the issue described in (a) above will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Overview

We provide telecommunications services in Hungary through our three Hungarian operating subsidiaries: Hungarotel, PanTel, and PanTel Technocom. Hungarotel principally provides fixed line voice, data and Internet services to residential customers and small and medium size enterprises within 3 defined regions of Hungary (the “Hungarotel Operating Areas”). During 2005, Hungarotel began offering its services outside of the Hungarotel Operating Areas through carrier selection and carrier pre-selection. PanTel owns a nation-wide fiber optic network in Hungary and competes primarily with Magyar Telekom, the former national monopoly, in the provision of voice, data and Internet services primarily to businesses throughout Hungary. PanTel also uses its network capacity to transport voice, data, and Internet traffic on a wholesale basis for other telecommunications service providers, Internet Service Providers, and cable television operators in Hungary. PanTel’s network also extends into other countries in the Central and Eastern European region. PanTel has interconnection arrangements in place with several major international telecommunications service operators which provide for interconnection at international telecommunications hubs in Frankfurt and Vienna. PanTel Technocom provides telecommunications service to MOL (the Hungarian oil company) and operates and maintains various parts of MOL’s telecommunications network.

As of June 30, 2006, the Company had approximately 146,000 access lines in service within the Hungarotel Operating Areas. and PanTel had 38,000 access lines outside of the Hungarotel Operating Areas, which we service through PanTel’s country-wide fiber optic backbone network. Thus, as of June 30, 2006, we had a total of approximately 184,000 access lines in service. In addition, the Company provides carrier selection and carrier pre-selection calling services to 62,000 customers (of which 15,000 are active) outside the Hungarotel Operating Areas. The Company began servicing these 62,000 carrier selection and carrier pre-selection customers as part of our expansion beyond the Hungarotel Operating Areas. In order to take advantage of PanTel’s experience in competing throughout Hungary, these Non-Hungarotel Operating Area customers have been transferred from Hungarotel to PanTel during the six months ended June 30, 2006. These carrier selection and carrier pre-selection customers generate significantly less average revenue per user (“ARPU”) than our customers in the Hungarotel Operating Areas. These customers are also more likely to disconnect or decrease their use of service.

Our goal is to provide a broad array of telecommunications services with exceptional quality and service at reasonable prices by becoming a highly efficient full service telecommunications provider in Central and Eastern Europe. Our primary risk is our ability to retain existing customers and attract new customers in a highly competitive market that is constantly in flux due to a challenging regulatory environment, new competitive fixed line telephony entrants, high wireless telephony penetration and macroeconomic factors. Our success depends upon our operating and marketing strategies, as well as market acceptance of telecommunications services within Hungary and the Central and Eastern European region. We plan to continue building on the reputation of PanTel as the competitive alternative in the business customer market within Hungary while using PanTel as our expansion vehicle in the residential and small business market outside the Hungarotel Operating Areas. We are seeking to further solidify and expand our presence in the Hungarian and Central and Eastern European telecommunications markets through strategic merger, acquisition or alliance opportunities. We are also continuing to explore wireless service solutions and possibilities so that we can be a full

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

service provider in Hungary, providing both wireline and wireless voice, data and Internet services for residential and business customers.

Comparison of Three Months Ended June 30, 2006 and Three Months Ended June 30, 2005

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2006 was 212.23, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2005 of 198.23. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, you should note that all U.S. dollar reported amounts have been affected by this 7% depreciation in the Hungarian forint against the U.S. dollar.

Our analysis has been provided primarily in terms of our reporting currency (U.S. dollar). This is supplemented by our analysis in terms of the functional currency of our Hungarian subsidiaries (Hungarian forints) in certain instances due to the change in average Hungarian forint/U.S. dollar exchange rates between the periods.

Net Revenues

	Quarter ended June 30,
(dollars in millions)	2006	2005	% change
Measured service revenues	8.8	12.3	(28)
Subscription revenues	6.1	6.3	(3)
Interconnect charges:
Incoming	0.5	0.5	—
Outgoing (including access cost)	(3.6)	(4.3)	16

Net	(3.1)	(3.8)	18

Net measured service and subscription revenues	11.8	14.8	(20)
Connection fees	0.2	0.2	—
Wholesale voice revenues, net	0.8	1.1	(27)
Other operating revenues, net :
Provision of direct lines	8.6	9.3	(8)
VPN services	1.6	1.9	(16)
Internet services (including ADSL access)	2.5	2.2	14
Other	1.3	1.2	8

Other operating revenues, net total	14.0	14.6	(4)

Telephone Service Revenues, Net	26.8	30.7	(13)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Measured Service Revenues

Our measured service revenues decreased in US dollar terms by $3.5 million or 28% between the periods. This decrease is attributable to the following:

Hungarotel Operating Areas

In reporting currency terms, measured service revenues within the Hungarotel Operating Areas for the three months ended June 30, 2006 were $3.0 million compared to measured service revenues of $6.6 million for the three months ended June 30, 2005. This $3.6 million, or 55%, decrease in measured service revenues reflects:

•	A decrease in call minute volumes of 37% compared to the prior year. The decrease in the number of access lines serviced over the same period in the prior year contributed to 20% of the decrease (see below). Beyond that, 11% of the decrease is due to reduced volume of Internet dial-up calls. However this decrease has been offset by an increase in broadband DSL Internet usage versus traditional dial-up Internet. Broadband DSL Internet revenues are accounted for within “Other Operating Revenues”. Increased competition from other telecommunications service providers offering carrier selection and carrier pre-selection services within the Hungarotel Operating Areas contributed to a further 6% decrease compared to the same period in 2005.

•	The remainder of the decrease (approximately 18%) relates to the introduction of free call minutes included in our recently introduced packages (see below), as well as slightly lower retail prices introduced with the new packages and different call traffic patterns between the two periods.

We had an approximate 20% decrease in average access lines in service from approximately 186,000 for the three months ended June 30, 2005, to approximately 148,300 during the three months ended June 30, 2006. Approximately 19% of the total average access line decrease occurred in the residential customer base. This significant decrease is due to: a significant number of disconnections due to rate changes (see details below) during the fourth quarter of 2005; continued wireless telephone penetration; competition from other service providers, such as cable television operators providing voice services; and economic conditions that resulted in some customers not being able to afford telephone services in general or choosing to receive voice services from just their wireless service provider, and not us, in order to reduce their monthly telecommunication expenses. The remaining 1% of the total decrease occurred in business customer access lines.

We are focusing on retaining our historic fixed line business customer base by offering discounts to our listed call tariffs in exchange for fixed term contracts. We are also promoting higher margin products such as DSL connections to customers, which have continued to grow significantly in 2006. This growth is evidenced by the fact that we added approximately 1,400 DSL connections during the three months ended June 30, 2006, compared to the approximately 500 DSL connections which were added during the three months ended June 30, 2005. We expect the number of DSL connections to continue to grow in the future.

In response to regulatory and competitive pressures in the Hungarotel Operating Areas, we introduced new monthly tariff packages to our customers as of October 1, 2005. The newly introduced packages provide for a re-balancing between monthly subscription fees and calling

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

tariffs, whereby monthly subscription fees were increased and calling tariffs were reduced. The newly introduced packages also include, as a part of the package, a certain number of “free” minutes per month for each customer, which have been built into the prices of the packages. Between October 1, 2005, when the new monthly packages were introduced, and June 30, 2006, we have lost 31,000 net residential access lines, or 21% of the residential access lines in the Hungarotel Operating Areas as of September 30, 2005. This disconnection rate is due to the package re-balancing, increased competition from cable television operators, who began offering telephone services in some of the Hungarotel Operating Areas during the second half of 2005, as well as continued competition from wireless operators. The package re-balancing has caused us to lose customers from the lower end of our customer segment base, while at the same time allowing us to have a more competitive offering towards customers within higher market segments. Prior to this package re-balancing, we experienced the opposite in that the disconnecting customers were primarily from the higher customer market segments. During the quarter, the disconnection rate appears to have returned to levels experienced before the package re-balancing. During the past few months, we have performed in-depth market surveys and based upon the results of those surveys, we have developed additional monthly tariff packages in order to meet opportunities and needs identified in those surveys. New tariff packages have been introduced within the Hungarotel Operating Areas from May 1, 2006. To capitalize on these new tariff packages, we are aggressively trying to reconnect our former customers who recently cancelled their service by contacting them and explaining to them our various new rate plans in order to advise them on the best package that meets their needs. We are also contacting current customers when they request disconnection to assist them in better understanding our new rate plans in an attempt to limit disconnections.

Non-Hungarotel Operating Areas

Our non-Hungarotel Operating Area revenues, in reporting currency terms, increased by 2% from $5.7 million during the three months ended June 30, 2005, to $5.8 million during the three months ended June 30, 2006. This increase is primarily due to the carrier select and carrier pre-select activities we launched during the second quarter of 2005 to challenge the incumbent local telephone operators on service and price in these markets. During April 2006, we introduced additional carrier select and carrier pre-select packages which should provide us with higher revenue than the original packages introduced last year. The sales results of these newly introduced packages have thus far been quite good. As of June 30, 2006, we had 62,000 carrier selection and pre-selection customers, of which 15,000 customers were active. These carrier selection and carrier pre-selection customers generate significantly less average revenue per user (“ARPU”) than our customers in the Hungarotel Operating Areas. Corporate business revenues from services provided on our own telecommunications network did not change significantly between the two periods. Although there was a 28% increase in average access lines in service from approximately 28,600 for the three months ended June 30, 2005 to approximately 36,600 for the three months ended June 30, 2006, the benefit of this was offset by the negative effect of continuing price erosion due to competitive pressures within the market.

Subscription Revenues

Our subscription revenues decreased by $0.2 million (3%) primarily as a result of: (i) a 20% decrease in the number of average access lines outstanding in the Hungarotel Operating Areas between the three months ended June 30, 2006 and June 30, 2005; and (ii) customer transfers from higher monthly fee subscription packages to lower monthly fee subscription

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

packages during the period within the Hungarotel Operating Areas. These two negative factors have been partially offset by the tariff re-balancing introduced as of October 1, 2005, which increased the monthly subscription fees in the Hungarotel Operating Areas.

Interconnect Charges

Our net measured service and subscription revenues have been reduced by net interconnect charges which totalled $3.1 million and $3.8 million during the three month periods ended June 30, 2006 and 2005, respectively. We are paid a per minute interconnection fee for completing long distance wireline and mobile calls over our network to our customers (incoming). We pay interconnection fees to other national wireline and mobile operators to terminate calls from our customers (outgoing). As a percentage of measured service and subscription revenues, our net interconnect charges have increased from 20% for the three months ended June 30, 2005 to 21% for the three months ended June 30, 2006. The slight increase in the percentage is due to the reduction of call tariffs, which exceeded the reduction of interconnect tariffs. There is an imbalance between our incoming interconnection revenue and our outgoing interconnection expenses. For example, the amount that we paid the wireless carriers for completing calls placed by our wireline customers to the wireless carriers’ customers are eight times the amount that the wireless carriers paid us to complete calls placed by their wireless customers to our wireline customers.

Wholesale Voice Revenues, Net

Our net wholesale voice revenues for the three months ended June 30, 2006 were $0.8 million, compared to $1.1 million for the three months ended June 30, 2005, a decrease of 27%. This decrease is primarily the result of a $0.2 million increase in foreign currency access costs, related to wholesale voice revenues, and results from the significant devaluation of the Hungarian forint versus the euro during June 2006. Wholesale voice is a relatively low margin service but remains an attractive service to the Company’s customers. Because of the high volume nature of the business, it provides a regular revenue stream. In addition, it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers.

Other Operating Revenues

Our other operating revenues, which include revenues generated from the provision of direct lines, DSL Internet services, VPN services, operator services, dial-up Internet services and other miscellaneous telephone service revenues, decreased 4% to $14.0 million for the three months ended June 30, 2006, as compared to $14.6 million for the three months ended June 30, 2005. This 4% decrease is primarily due to the devaluation of the Hungarian forint against the U.S. dollar between the periods. The significant products driving other operating revenues are leased line services, the provision of dark fiber (leasing unused fiber optic cable), VPN services and Internet services. As a result of promoting DSL broadband Internet Services, we have experienced a shift with Internet dial-up service revenues, recorded within “Measured Service Revenues” decreasing, and Broadband DSL Internet revenues recorded within other operating revenues increasing.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Selling, General and Administrative

	Quarter ended June 30,
(dollars in millions)	2006	2005
Selling, general and administrative	$14.9	$15.8

Our selling, general and administrative expenses decreased 6%, in reporting currency terms, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. In functional currency terms, the Hungarian entities’ operating expenses increased by 2%, or $0.2 million, due to inflationary increases. This increase has been offset by the 7% depreciation of the Hungarian forint against the U.S. dollar between the two periods. These two factors combined resulted in a $0.7 million decrease, in reporting currency terms, in the Hungarian entities’ expenses between the two periods. In addition to the $0.7 million decrease in the Hungarian entities’ expenses between the two periods, the U.S. parent company’s operating expenses have decreased by $0.2 million between the two periods. This $0.2 million decrease between the periods is due to $1.3 million of severance and retirement costs associated with two former executives of the Company recorded during the three months ended June 30, 2005, with no such similar expense recorded during the three months ended June 30, 2006. This was partially offset by: (i) $0.4 million in costs related to recent strategic initiatives during the three months ended June 30, 2006; (ii) $0.3 million higher auditing and accounting advisory costs during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, related to the Company’s Sarbanes-Oxley compliance efforts; (iii) $0.2 million related to new sales consultants salaries and related costs that did not exist in the same period in 2005; and (iv) other individually insignificant items.

Depreciation and Amortization

	Quarter ended June 30,
(dollars in millions)	2006	2005
Depreciation and amortization	$6.3	$6.5

Our depreciation and amortization charges decreased $0.2 million, or 3% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. Depreciation and amortization charges in functional currency terms increased by 3%, between the two periods, due to the capital lease arrangements the Company entered into as of July 1, 2005. This increase in functional currency terms has been offset by the 7% depreciation of the Hungarian forint against the US dollar between the periods.

Income from Operations

	Quarter ended June 30,
(dollars in millions)	2006	2005
Income from operations	$5.7	$8.5

Our income from operations decreased by 33% in reporting currency terms for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Contributing to this decrease were lower net telephone service revenues partially offset by lower selling, general and administrative expenses and depreciation and amortization expenses.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Foreign Exchange Losses, Net

	Quarter ended June 30,
(dollars in millions)	2006	2005
Foreign exchange losses, net	$8.4	$0.9

Our net foreign exchange losses for the three months ended June 30, 2006 resulted primarily from the weakening of the Hungarian forint against the euro on the Company’s average EUR 132.5 million denominated debt outstanding during the period. At June 30, 2006, the Hungarian forint had weakened by approximately 6% against the euro as compared to March 31, 2006 levels. The net foreign exchange losses for the three months ended June 30, 2005 resulted primarily from (i) the weakening of the Hungarian forint against the euro on the Company’s average EUR 150 million denominated debt outstanding during the period; and (ii) the realized foreign exchange losses on the Hungarian subsidiaries’ U.S. dollar denominated invoices paid off during the period. At June 30, 2005, the Hungarian forint had weakened by approximately 0.1% against the euro and 7% against the U.S. dollar, as compared to March 31, 2005 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, we report foreign exchange gains/losses in our consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Quarter ended June 30,
(dollars in millions)	2006	2005
Interest expense	$3.7	$3.3

Our interest expense increased 12% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This 12% increase is the result of higher average interest rates paid on the Company’s borrowings during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, partially offset by the lower average debt levels, as well as the 7% depreciation of the Hungarian forint against the U.S. dollar between the two periods. As a result of the higher interest rates on our borrowings, our weighted average interest rate on our debt obligations increased from 4.84% for the three months ended June 30, 2005, to 5.76% for the three months ended June 30, 2006, a 19% increase.

Fair Value Changes on Interest Rate Swaps

	Quarter ended June 30,
(dollars in millions)	2006	2005
Fair value changes on interest rate swaps	$1.1	$(3.8)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Fair value changes on interest rate swaps amounted to a $1.1 million gain for the three months ended June 30, 2006, as compared to a $3.8 million loss for the three months ended June 30, 2005. The gain recorded for the period is the result of an upward movement in the market value of the interest rate swaps between March 31, 2006 and June 30, 2006. The loss recorded for the three months ended June 30, 2005 was the result of significant downward movements in the market value of the interest rate swaps between March 31, 2005 and June 30, 2005.

Income Tax Benefit (Expense)

	Quarter ended June 30,
(dollars in millions)	2006	2005
Income tax benefit (expense)	$0.7	$(0.2)

The income tax benefit (expense) for the quarters ended June 30, 2006 and June 30, 2005 has been calculated based upon the estimated effective tax rate for the full year.

Net (Loss) Income

	Quarter ended June 30,
(dollars in millions)	2006	2005
Net (loss) income	$(3.9)	$0.9

As a result of the factors discussed above, we recorded a net loss attributable to common stockholders of $3.9 million, or $0.31 per share on a basic and diluted basis, for the three months ended June 30, 2006, as compared to net income attributable to common stockholders of $0.9 million, or $0.07 per share, or $0.06 per share on a diluted basis, for the three months ended June 30, 2005.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2006 was 211.88, as compared to an average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2005 of 192.61. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, it should be noted that all U.S. dollar reported amounts have been affected by this 9% depreciation in the Hungarian subsidiaries’ functional currency. You should also note, when comparing the six month periods, that the 2005 six month results only reflect the inclusion of PanTel for four months.

Our analysis has been provided primarily in terms of our reporting currency (U.S. dollar). This is supplemented by our analysis in terms of the functional currency of our Hungarian subsidiaries (Hungarian forints) in certain instances due to the change in average Hungarian forint/U.S. dollar exchange rates between the periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Net Revenues

	Year-to-date June 30,
(dollars in millions)	2006	2005	% change
Measured service revenues	17.9	21.3	(16)
Subscription revenues	12.4	12.6	(2)
Interconnect charges:
Incoming	1.1	1.2	(8)
Outgoing	(7.2)	(7.2)	—

Net	(6.1)	(6.0)	(2)

Net measured service and subscription revenues	24.2	27.9	(13)
Connection fees	0.4	0.5	(20)
Wholesale revenues, net	1.5	1.5	—
Other operating revenues, net :
Provision of direct lines	17.7	13.3	33
VPN services	3.3	2.6	27
Internet services (including ADSL access)	4.8	3.2	50
Other	2.3	2.1	10

Other operating revenues, net total	28.1	21.2	33

Telephone Service Revenues, Net	54.2	51.1	6

Measured Service Revenues

Our measured service revenues decreased in US dollar terms by $3.4 million or 16% between the periods. This decrease is attributable to the following:

Hungarotel Operating Areas

In reporting currency terms, our measured service revenues within the Hungarotel Operating Areas for the six months ended June 30, 2006 were $6.0 million compared to measured service revenues of $13.7 million for the six months ended June 30, 2005. This $7.7 million, or 56%, decrease in measured service revenues reflects:

•	A decrease in call minute volumes of 38% compared to the prior year. The decrease in the number of access lines serviced over the same period in the prior year contributed to 19% of the decrease (see below). Beyond that, 11% of the decrease is due to reduced volume of Internet dial-up calls. However this decrease has been offset by an increase in broadband DSL Internet usage versus traditional dial-up Internet. Broadband DSL Internet revenues are accounted for within “Other Operating Revenues”. Increased competition from other telecommunications service providers offering carrier selection and carrier pre-selection services within the Hungarotel Operating Areas contributed to a further 8% decrease compared to the same period in 2005.

•	The remainder of the decrease (approximately 18%) relates to the introduction of free call minutes included in the recently introduced packages (see below), as well as slightly lower retail prices introduced with the new packages and different call traffic patterns between the two periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

We had an approximate 19% decrease in average access lines in service from approximately 187,000 for the six months ended June 30, 2005, to approximately 151,000 during the six months ended June 30, 2006. Approximately 18% of the total average access line decrease occurred in the residential customer base. This significant decrease is due to a number of factors including: a significant number of disconnections due to rate changes (see details below) during the fourth quarter of 2005; continued wireless telephone penetration; competition from other service providers, such as cable television operators providing voice services; and economic conditions that resulted in some customers not being able to afford telephone services in general or choosing to receive voice services from just their wireless service provider, and not us, in order to reduce their monthly telecommunication expenses. The remaining 1% of the total decrease occurred in business customer access lines.

We are focusing on retaining our historic fixed line business customer base by offering discounts to our listed call tariffs in exchange for fixed term contracts. We are also promoting higher margin products such as DSL connections to customers, which have continued to grow significantly in 2006. This growth is evidenced by the fact that we added approximately 3,000 DSL connections during the six months ended June 30, 2006, compared to the approximately 800 DSL connections which were added during the six months ended June 30, 2005. We expect the number of DSL connections to continue to grow in the future.

In response to regulatory and competitive pressures in the Hungarotel Operating Areas, we introduced new monthly tariff packages to our customers as of October 1, 2005. The newly introduced packages provide for a re-balancing between monthly subscription fees and calling tariffs, whereby monthly subscription fees were increased and calling tariffs were reduced. The newly introduced packages also include, as a part of the package, a certain number of “free” minutes per month for each customer, which have been built into the prices of the packages. Between October 1, 2005, when the new monthly packages were introduced, and June 30, 2006, we have lost 31,000 net residential access lines, or 21% of the residential access lines in the Hungarotel Operating Areas as of September 30, 2005. This disconnection rate is due to the package re-balancing, increased competition from cable television operators, who began offering telephone services in some of the Hungarotel Operating Areas during the second half of 2005, as well as continued competition from wireless operators. The package re-balancing has caused us to lose customers from the lower end of our customer segment base, while at the same time allowing us to have a more competitive offering towards customers within higher market segments. Prior to this package re-balancing, we experienced the opposite in that the disconnecting customers were primarily from the higher customer market segments. During the second quarter, the disconnection rate appears to have returned to levels experienced before the package re-balancing. During the past few months, we have performed in-depth market surveys and based upon the results of those surveys, we have developed additional monthly tariff packages in order to meet opportunities and needs identified in those surveys. New tariff packages have been introduced within the Hungarotel Operating Areas from May 1, 2006. To capitalize on these new tariff packages, we are aggressively trying to reconnect our former customers who recently cancelled their service by contacting them and explaining to them our various new rate plans in order to advise them on the best package that meets their needs. We are also contacting current customers when they request disconnection to assist them in better understanding our new rate plans in an attempt to limit disconnections.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Non-Hungarotel Operating Areas

Our non-Hungarotel Operating Area revenues, in reporting currency terms increased by 57% from $7.6 million for the six months ended June 30, 2005 to $11.9 million for the six months ended June 30, 2006. This increase is primarily due to the inclusion of six months of PanTel revenues for the six months ended June 30, 2006 as compared to four months of PanTel revenue being included for the six months ended June 30, 2005. In addition to the additional two months of Pantel revenues between the periods, another factor contributing to the increase is the carrier select and carrier pre-select activities we launched during the second quarter of 2005 to challenge the incumbent local telephone operators on service and price in these markets. During April 2006, we introduced additional carrier select and carrier pre-select packages which should provide us with higher revenue than the original packages introduced last year. The sales results of these newly introduced packages have thus far been quite good. As of June 30, 2006, we had 62,000 carrier selection and pre-selection customers, of which 15,000 customers were active. These carrier selection and carrier pre-selection customers generate significantly less average revenue per user (“ARPU”) than our customers in the Hungarotel Operating Areas. Corporate business revenues from services provided on our own telecommunications network did not change significantly between the two periods. Although there was a 31% increase in average access lines in service from approximately 27,300 for the six months ended June 30, 2005 to approximately 35,700 for the six months ended June 30, 2006, the benefit of this was offset by the negative effect of continuing price erosion due to competitive pressures within the market.

Subscription Revenues

Our subscription revenues decreased by $0.2 million (2%) primarily as a result of: (i) a 19% decrease in the number of average access lines outstanding in the Hungarotel Operating Areas between the six month periods ended June 30, 2005 and June 30, 2006; and (ii) customer transfers from higher monthly fee subscription packages to lower monthly fee subscription packages during the period within the Hungarotel Operating Areas. These two negative factors have been partially offset by the tariff re-balancing introduced as of October 1, 2005, which increased the monthly subscription fees in the Hungarotel Operating Areas.

Interconnect Charges

Our net measured service and subscription revenues have been reduced by net interconnect charges which totalled $6.1 million and $6.0 million during the six month periods ended June 30, 2006 and 2005, respectively. We are paid a per minute interconnection fee for completing long distance wireline and mobile calls over our network to our customers (incoming). We pay interconnection fees to other national wireline and mobile operators to terminate calls from our customers (outgoing). As a percentage of measured service and subscription revenues, net interconnect charges have increased from 18% for the six months ended June 30, 2005 to 20% for the six months ended June 30, 2006. The slight increase in the percentages is due to the reduction of call tariffs, which exceeded the reduction of interconnect tariffs. There is an imbalance between our incoming interconnection revenue and our outgoing interconnection expenses. For example, the amount that we paid the wireless carriers for completing calls placed by our wireline customers to the wireless carriers’ customers are eight times the amount that the wireless carriers paid us to complete calls placed by their wireless customers to our wireline customers.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Wholesale Voice Revenues, Net

Our net wholesale voice revenues remained consistent at $1.5 million for each of the six month periods ended June 30, 2006 and 2005. The period ended June 30, 2005 included four months of wholesale voice activity, while the same period in 2006 includes six months. This consistency between the periods is attributable to a $0.2 million increase in foreign currency access costs, related to wholesale voice revenues, and results from the significant devaluation of the Hungarian forint versus the euro during June 2006. Wholesale voice is a relatively low margin service but remains an attractive service to our customers. Because of the high volume nature of the business, it provides a regular revenue stream. In addition, it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers.

Other Operating Revenues

Our other operating revenues, which include revenues generated from the provision of direct lines, DSL Internet services, VPN services, operator services, dial-up Internet services and other miscellaneous telephone service revenues, increased to $28.1 million for the six months ended June 30, 2006, as compared to $21.2 million for the six months ended June 30, 2005, a 33% increase. This increase is largely attributable to the fact that the amounts for the six months ended June 30, 2005, include Pantel for only four months, whereas for the 2006 year-to-date amounts, Pantel is included for six months. The significant products driving other operating revenues are leased line services, the provision of dark fiber (leasing unused fiber optic cable), VPN services and Internet services. As a result of promoting DSL broadband Internet Services, we have experienced a shift with Internet dial-up service revenues, recorded within “Measured Service Revenues” decreasing, and Broadband DSL Internet revenues recorded within other operating revenues increasing.

Selling, General and Administrative

	Year-to-date
(dollars in millions)	2006	2005
Selling, general and administrative	$28.6	$26.2

Our selling, general and administrative expenses increased 9% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This 9% increase is attributable to (i) the inclusion of an extra two months of PanTel’s selling, general and administrative expenses for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, which results in an extra $5.5 million of expenses between the two periods, partially offset by (i) the 9% depreciation of the Hungarian forint against the US dollar between the periods, which effects the Hungarian entities’ operating expenses and (ii) a $1.2 million decrease in the U.S. parent company’s operating expenses between the periods. This $1.2 million decrease is the result of (i) $1.3 million of severance and retirement costs associated with two former executives of the Company recorded during the second quarter of 2005, with no such similar expense recorded during 2006; and (ii) a $1.7 million non-cash compensation charge related to variable option accounting of the Company’s stock option plans recognized during the six months ended June 30, 2005, with no such similar expense recorded during 2006. This was partially offset by: (i) a $0.5 million stock option based charge recorded for the six months ended

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

June 30, 2006; (ii) $0.4 million in costs related to recent strategic initiatives during the second quarter of 2006; (iii) $0.4 million higher auditing and accounting advisory costs during the 2006 year-to-date period versus the 2005 year-to-date period related to the Company’s Sarbanes-Oxley compliance efforts; and (iv) $0.4 million related to new sales consultants salaries and related costs that did not exist in the same period in 2005.

Depreciation and Amortization

	Year-to-date
(dollars in millions)	2006	2005
Depreciation and amortization	$12.6	$11.0

Our depreciation and amortization charges increased $1.6 million, or 16%. This increase is due primarily to the inclusion of an extra two months of Pantel’s depreciation and amortization charges for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, which resulted in an extra $2.0 million of depreciation and amortization charges between the two periods. This $2.0 million increase, between the periods, has been partially offset by the depreciation of the Hungarian forint against the U.S. dollar between the periods.

Income from Operations

	Year-to-date
(dollars in millions)	2006	2005
Income from operations	$13.0	$13.9

Our income from operations decreased by 6% in reporting currency terms for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Contributing to this decrease were higher selling, general and administrative expenses and depreciation and amortization expenses.

Foreign Exchange Losses, Net

	Year-to-date
(dollars in millions)	2006	2005
Foreign exchange losses, net	$15.7	$4.5

Our net foreign exchange losses for the six months ended June 30, 2006 resulted primarily from the weakening of the Hungarian forint against the euro on the Company’s average EUR 132.5 million denominated debt outstanding during the period. At June 30, 2006, the Hungarian forint had weakened by approximately 10% against the euro as compared to December 31, 2005 levels. Foreign exchange losses for the six months ended June 30, 2005 resulted primarily from (i) the weakening of the Hungarian forint against the euro on Hungarotel’s average EUR 84 million denominated debt outstanding between February 21, 2005 (refinancing date) and June 30, 2005; (ii) the weakening of the Hungarian forint against the euro on PanTel’s average EUR 66 million denominated debt outstanding between February 28, 2005 and June 30, 2005; and (iii) the realized foreign exchange losses on the Hungarian subsidiaries’ U.S. dollar denominated invoices and debt paid off during the period; partially offset by (iv) a realized foreign exchange gain of $0.5 million on the repayment of Hungarotel’s previous loan on February 21, 2005. At June 30, 2005, the Hungarian forint had weakened by approximately

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

(i) 1.6% against the euro as compared to the February 21, 2005 level; (ii) 2% against the euro as compared to the February 28, 2005 level; and (iii) 12% against the U.S. dollar, as compared to December 31, 2004 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Year-to-date
(dollars in millions)	2006	2005
Interest expense	$7.1	$7.1

Our interest expense remained consistent between the six months ended June 30, 2006 and the six months ended June 30, 2005. Included in interest expense for the six months ended June 30, 2005 was a $1.5 million write-off of deferred financing costs related to Hungarotel’s previous syndicated loan. Excluding this write-off, interest expense increased from $5.6 million for the six months ended June 30, 2005 to $7.1 million for the six months ended June 30, 2006, an increase of 27%. This is 27% increase is the result of (i) the inclusion of PanTel’s $2.7 million interest expense for the six months ended June 30, 2006, as compared to the inclusion of $1.6 million of interest expense related to Pantel for the four months ended June 30, 2005; and (ii) higher average interest rates paid on the Company’s borrowings during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. This was partially offset by (i) lower average debt levels outstanding between the periods; and (ii) the 9% depreciation of the Hungarian forint against the U.S. dollar between the two periods. As a result of the higher interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations increased from 5.01% for the six months ended June 30, 2005, to 5.75% for the six months ended June 30, 2006, a 15% increase.

Interest Income

	Year-to-date
(dollars in millions)	2006	2005
Interest income	$0.5	$0.4

Our interest income increased 25% for the six months ended June 30, 2006 as compared to six months ended June 30, 2005, due to higher Hungarian forint deposits between the periods.

Fair Value Changes on Interest Rate Swaps

	Year-to-date
(dollars in millions)	2006	2005
Fair value changes on interest rate swaps	$3.1	$(3.8)

Fair value changes on interest rate swaps amounted to a $3.1 million gain for the six months ended June 30, 2006, as compared to a $3.8 million loss for the six months ended June 30, 2005. The gain recorded for the period is the result of an upward movement in the market value of the interest rate swaps between December 31, 2005 and June 30, 2006. The loss recorded for the six months ended June 30, 2005 was the result of significant downward

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

movements in the market value of the interest rate swaps between March 31, 2005 (the swap contract date) and June 30, 2005.

Equity in Earnings of Affiliate

	Year-to-date
(dollars in millions)	2006	2005
Equity in earnings of affiliate	$—	$0.9

Equity in earnings of affiliate for the six months ended June 30, 2005 represents the 25% equity ownership of PanTel in January and February 2005, prior to the our obtaining 100% ownership of PanTel on February 28, 2005.

Income Tax Benefit (Expense)

	Year-to-date
(dollars in millions)	2006	2005
Income tax benefit (expense)	$0.9	$(0.1)

The income tax benefit (expense) for the six months ended June 30, 2006 and June 30, 2005 has been calculated based upon the estimated effective tax rate for the full year.

Net (Loss) Income

	Year-to-date
(dollars in millions)	2006	2005
Net (loss) income	$(4.8)	$0.1

As a result of the factors discussed above, the Company recorded a net loss attributable to common stockholders of $4.8 million, or $0.38 per share, on a basic and diluted basis, for the six months ended June 30, 2006, as compared to net income attributable to common stockholders of $0.1 million, or $0.01 per share on a basic and diluted basis, for the six months ended June 30, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities totalled $29.6 million during the six months ended June 30, 2006, compared to $21.3 million during the six months ended June 30, 2005. This $8.3 million increase is due to the inclusion of PanTel’s six months operating cash flow of $21.9 million for the six months ended June 30, 2006 compared to the four months operating cash flow of $8.7 million for the six months ended June 30, 2005. The $21.9 million operating cash flow of PanTel for the six months ended June 30, 2006 includes a $2.5 million advance payment and $2.6 million of deferred sales revenue received from a telecommunication service provider (see Note 8(b) of Notes to Consolidated Condensed Financial Statements). This increase has been partially offset by the 9% depreciation of the Hungarian forint against the U.S. dollar between the two periods. For the six months ended June 30, 2006 and 2005, the Company used $8.7 million and $14.1 million, respectively, in investing activities. The $8.7 million used in investing activities for the six months ended June 30, 2006 is due primarily to additions to the Company’s telecommunications networks. For the six months ended June 30, 2005, $14.1

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

million used in investing activities is due to (i) $7.3 million to fund additions to the Company’s telecommunications networks, and (ii) $7.1 million for the acquisition of the PanTel business net of cash acquired and proceeds from the sale of an investment in affiliate. Financing activities used net cash of $12.3 million during the six months ended June 30, 2006 compared to $6.7 million provided by financing activities for the six months ended June 30, 2005. Cash flows used in financing activities for the six months ended June 30, 2006 reflect (i) the $12.1 million scheduled repayment under the credit agreement, and (ii) $0.2 million principal payments made under our capital lease obligations. Cash flows provided by financing activities for the six months ended June 30, 2005 were the result of (i) the drawing down of $110 million under our credit agreement, (ii) the $74.3 million repayment of our previous loans, (iii) the scheduled repayment of $11.0 million from the new facility, (iv) the $5.9 million payment of financing related costs and (v) an $11.8 million payment to a debt service account under the terms of our new credit agreement.

Our contractual cash obligations as disclosed in our December 31, 2005 Form 10-K filing have not materially changed as of June 30, 2006.

Our ability to generate sufficient cash flow from operations to meet our contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under our credit agreement, the ratio of our total net borrowings to EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization per the terms of the new credit agreement) is a measurement of financial performance and becomes the basis for determining the Applicable Margin of the credit agreement. We must also maintain a minimum ratio of debt service cover. The ratios are calculated based on our U.S. dollar consolidated financial statements translated into euros. This exposes us to the possible risk of not meeting our debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of our Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While we seek to manage the business to be in compliance with our credit agreement and related covenants, we operate in a competitive and regulated environment which is subject to many factors outside of our control (i.e. the government’s political, social and public policy agenda). We attempt to reduce this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts or other hedging products.

Inflation and Foreign Currency

During the first six months of 2005, the Hungarian forint weakened against the euro and the U.S. dollar due to a decrease in Hungarian interest rates and, more generally, an increase in U.S. interest rates that resulted in investors divesting from emerging markets and investing in U.S. government securities. Given our debt structure, these macroeconomic factors resulted in a net foreign exchange loss of $4.5 million for the six months ended June 30, 2005. During the first six months of 2006, the Hungarian forint continued to weaken, as compared to year-end 2005 levels, against the euro and the U.S. dollar due to a decrease in Hungarian interest rates, uncertainty about the Hungarian government’s response to Hungary’s budget deficit problems, and, more generally, an increase in U.S. interest rates that resulted in investors divesting from emerging markets and investing in U.S. government securities, all of which contributed to a net foreign exchange loss of $15.7 million for the six months ended June 30, 2006. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

Related Party Transactions

Torben V. Holm has served as the Company’s President and Chief Executive Officer since May 19, 2005. Alex Wurtz has served as the head of the Company’s Corporate Business Development department since June 9, 2005. Messrs. Holm and Wurtz are employees of TDC. The Company has reached an agreement in principle with TDC to reimburse TDC on a month to month basis for certain costs incurred by TDC in employing Messrs. Holm and Wurtz. Although no definitive agreement has yet been signed, such costs are not expected to exceed approximately EUR 1,000,000 (approximately $1,271,000 at June 30, 2006 exchange rates) on an annual basis.

In addition to the services of Messrs. Holm and Wurtz, certain employees of TDC have performed services with respect to financial budgeting and forecasting and certain strategic projects for the Company from time to time. The Company and TDC have not made any agreement regarding any payment for such services.

We also have a bilateral agreement with TDC and a subsidiary of TDC (TDC Switzerland), through its subsidiary PanTel, to send and receive wholesale voice traffic. For the three months ended June 30, 2006 and 2005, the Company had net revenues amounting to $0.1 million and $0.0 million, respectively, related to the bilateral agreement. For the six months ended June 30, 2006 and 2005, the Company had net revenues amounting to $0.1 million and $0.0 million, respectively, related to the bilateral agreement.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Currency Exchange Rate Risks

We are exposed to various types of risk in the normal course of our business, including the risk from foreign currency exchange rate fluctuations. Our operations, including approximately 92% of net revenues and approximately 82% of operating expenses, are Hungarian forint based. Therefore, we are subject to exchange rate risk with respect to our non-Hungarian forint denominated expenses, primarily euros and U.S. dollars, due to the variability between the Hungarian forint and the U.S. dollar and euro. Due to our limited exposure with respect to non-Hungarian forint denominated expenses, we have not entered into any agreements to manage our foreign currency risks related to such expenses but we continue to monitor the exchange rate risk related to such expenses.

We are also exposed to exchange rate risk since we have debt obligations in euros and U.S. dollars. If the Hungarian forint weakens in the currency exchange markets versus the U.S. dollar or euro, we would have to generate more revenue in Hungarian forints to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 252.73 as of December 31, 2005 to 281.93 as of June 30, 2006, an approximate 10% depreciation in the value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate changed from 213.58 as of December 31, 2005 to 221.78 as of June 30, 2006, an approximate 4% depreciation in the value of the Hungarian forint versus the U.S. dollar.

Our policy is to consider utilizing foreign exchange rate hedging instruments or purchases of euros and U.S. dollars in advance in order to reduce our exposure to exchange rate risks associated with cash payments in euros and dollars under our debt obligations. We did not have any open foreign currency hedging instruments at June 30, 2006 or 2005. Our policy requires that counterparties to any hedging instrument be large and creditworthy multinational commercial banks, which are recognized market makers.

Given our euro and U.S. dollar denominated debt obligations, exchange rate fluctuations can have a significant impact on our financial statements in connection with foreign exchange gains/losses and the resulting debt balances.

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

Interest Rate Risks

We are exposed to interest rate risks because our outstanding U.S. dollar denominated debt obligation accrues interest at a variable rate tied to market interest rates. The interest rate on the U.S. dollar denominated obligation is based on USD LIBOR. If a 1% change in USD LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

by approximately $0.3 million annually based upon our June 30, 2006 U.S. dollar denominated debt level. We evaluate market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

(a)	None.

(b)	In 1999 we issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. At the end of the second quarter 2006, the preferred shares were held by TDC A/S. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of June 30, 2006, the total arrearage on the Preferred Shares was $703,000.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Stockholders was held on May 17, 2006.

(b)	Not Applicable.

(c)	First Matter Voted on at our Annual Meeting of Stockholders: Election of Directors

	Votes Cast For	Votes Withheld
Ole Bertram	11,633,934	50,715
Kim Frimer	11,635,980	48,669
Jesper Helmuth Larsen	11,510,698	173,951
Christian Eyde Moeller	11,626,370	58,279
John B. Ryan	11,659,059	25,590
William E. Starkey	11,591,463	93,186
Peter Thomsen	11,626,370	58,279

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Second Matter Voted on at our Annual Meeting of Stockholders: Ratification of the appointment of KPMG Hungaria Kft. as auditors of the Registrant for the fiscal year ending December 31, 2006.

For	Against	Abstain
11,651,745	24,580	8,324

(d)	Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
2	Plan of acquisition, reorganization, arrangement, liquidation or succession (none)

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

4.1	Certificate of Incorporation and By-Laws of the Registrant (see exhibits 3(i) and 3(ii))

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

11	Statement re computation of per Share Earnings (not required)

15	Letter re unaudited interim financial information (not required)

18	Letter re change in accounting principles (none)

19	Report furnished to security holders (none)

22	Published report regarding matters submitted to vote of security holders (none)

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

24	Power of Attorney (none)

31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

August 9, 2006	By:	/s/ Torben V. Holm
Torben V. Holm
President and Chief Executive Officer

August 9, 2006	By:	/s/ William McGann
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