Form 10-Q
period 2006-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2006-11-09
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest possible date:

Common Stock, $.001 par value	12,811,165 Shares
(Class)	(Outstanding at November 8, 2006)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,832	15,083
Restricted cash	11,916	10,650
Accounts receivable, net	37,629	33,527
Current deferred tax asset	994	1,034
Other current assets	7,244	9,335

Total current assets	80,615	69,629

Property, plant and equipment, net	158,511	164,248

Goodwill	8,348	8,461
Other intangibles, net	43,074	45,741
Deferred costs	861	1,237
Deferred tax asset	3,078	3,109
Interest rate swaps	2,080	—
Other assets	7,079	6,392

Total assets	$303,646	298,817

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$50,027	21,938
Current obligations under capital leases	412	388
Accounts payable	6,456	13,261
Accruals and deferred revenue	33,796	24,965
Interest rate swaps	—	254
Advance customer payment	2,461	—
Other current liabilities	3,338	4,475
Due to related parties	2,287	1,052

Total current liabilities	98,777	66,333

Long-term debt, excluding current installments	130,559	158,227
Long-term obligations under capital leases, excluding current portion	460	779
Deferred credits and other liabilities	2,217	2,597

Total liabilities	232,013	227,936

Commitments and Contingencies

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2006 and 2005	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,811,165 shares in 2006 and 12,796,461 shares in 2005	14	14
Additional paid-in capital	156,857	156,406
Accumulated deficit	(99,661)	(100,624)
Accumulated other comprehensive income	14,423	15,085

Total stockholders’ equity	71,633	70,881

Total liabilities and stockholders’ equity	$303,646	298,817

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Month Periods Ended September 30, 2006 and 2005

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Telephone service revenues, net	$26,744	$31,133	$80,964	$82,233
Operating expenses:
Selling, general and administrative	13,360	11,954	41,990	38,165
Severance and benefit	700	1,112	700	1,112
Depreciation and amortization	6,506	6,675	19,069	17,627

Total operating expenses	20,566	19,741	61,759	56,904

Income from operations	6,178	11,392	19,205	25,329
Other income (expenses):
Foreign exchange gains (losses), net	4,537	(1,775)	(11,198)	(6,274)
Interest expense	(3,281)	(3,496)	(10,399)	(10,605)
Interest income	332	243	823	596
Fair value changes on interest rate swaps	(782)	1,381	2,336	(2,406)
Equity in earnings of affiliate	—	—	—	934
Other, net	(70)	(57)	469	313

Net income before income taxes	6,914	7,688	1,236	7,887
Income tax expense	(1,084)	(1,149)	(194)	(1,178)

Net income	$5,830	$6,539	$1,042	$6,709
Cumulative convertible preferred stock dividends	(27)	(27)	(79)	(79)

Net income attributable to common stockholders	5,803	6,512	963	6,630
Comprehensive income (loss) adjustments	2,048	(1,216)	(662)	(11,933)

Total comprehensive income (loss)	$7,851	$5,296	$301	$(5,303)

Earnings per common share:
Basic	$0.45	$0.51	$0.08	$0.52

Diluted	$0.41	$0.46	$0.07	$0.47

Weighted average number of common shares outstanding:
Basic	12,812,372	12,727,938	12,809,577	12,725,379

Diluted	14,195,595	14,359,306	14,299,185	14,388,774

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2005	12,796,461	$14	—	156,406	(100,624)	15,085	$70,881
Net settlement of stock option exercise	10,204	—	—	(109)	—	—	(109)
Common stock granted to Directors	4,500			69			69
Stock based compensation	—	—	—	491	—	—	491
Cumulative convertible preferred stock dividends	—	—	—	—	(79)	—	(79)
Net income	—	—	—	—	1,042	—	1,042
Foreign currency translation adjustment	—	—	—	—	—	(662)	(662)

Balances at September 30, 2006	12,811,165	$14	—	156,857	(99,661)	14,423	$71,633

See accompanying notes to consolidated condensed financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2006 and 2005

(In thousands)

(unaudited)

	2006	2005
Net cash provided by operating activities	$32,221	37,969

Cash flows from investing activities:
Acquisition of telecommunications network equipment and other intangibles	(13,490)	(12,374)
Acquisition of subsidiaries, net of cash acquired	—	(7,125)
Grant funding received	157	—
Proceeds from sale of assets	652	329

Net cash used in investing activities	(12,681)	(19,170)

Cash flows from financing activities:
Repayments of long-term debt	(12,068)	(85,347)
Proceeds from new long-term debt borrowings	—	109,720
Deferred financing costs paid under long-term debt agreement	—	(5,861)
Principal payments under capital lease obligations	(287)	—
Funding of debt service account	—	(11,796)

Net cash provided by/(used in) financing activities	(12,355)	6,716

Effect of foreign exchange rate changes on cash	564	(4,176)

Net increase in cash and cash equivalents	7,749	21,339

Cash and cash equivalents at beginning of period	15,083	8,376

Cash and cash equivalents at end of period	$22,832	29,715

Summary of non-cash transactions:

•	On February 28, 2005, the Company assumed debt of EUR 66M ($80.5 million at historical exchange rates) on acquisition of subsidiaries.

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

Basic earnings per share (“EPS”) is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that preferred securities were converted and that outstanding stock options and warrants were exercised and the proceeds therefrom were used to acquire shares of the Company’s common stock at the average market price during the reporting period.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005:

	3 months ended		9 months ended
	2006	2005	2006	2005
($ in thousands, except share and per share data)
Net income attributable to common stockholders (A)	$5,803	$6,512	$963	$6,630
plus: preferred stock dividends	27	27	79	79

Net income (B)	$5,830	$6,539	$1,042	$6,709

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,812,372	12,727,938	12,809,577	12,725,379
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	1,383,223	1,631,368	1,489,608	1,663,395

Weighted average common shares outstanding – diluted (D)	14,195,595	14,359,306	14,299,185	14,388,774

Net income per common share:
Basic (A/C)	$0.45	$0.51	$0.08	$0.52
Diluted (B/D)	$0.41	$0.46	$0.07	$0.47

For the three and nine month periods ended September 30, 2006 55,000 stock options were excluded from the computation of diluted earnings per share since such options have an exercise price in excess of the average market value of the Company’s common stock during such periods.

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

The translation of the subsidiaries’ forint denominated balance sheets into U.S. dollars, as of September 30, 2006, has been affected by the weakening of the Hungarian forint against the U.S. dollar from 213.58 as of December 31, 2005 to 215.74 as of September 30, 2006, an approximate 1% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations and statements of cash flows into U.S. dollars, for the three months ended September 30, 2006 and 2005, were 216.17 and 201.33, respectively. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations and statements of cash flows into U.S. dollars, for the nine months ended September 30, 2006 and 2005, were 213.31 and 195.51, respectively.

(d)	Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. Compensation expense for awards and related tax effects is recognized as these vest. Through December 31, 2005, the Company used the intrinsic value method to account for stock-based awards to its employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclosed pro forma information as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In addition, effective October 1, 2004, as a result of amendments made to the Company’s option plans, the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

Company accounted for all of its outstanding options under the variable method of accounting. The variable method of accounting required the Company to accrue an expense or benefit as the market price of the Company’s common stock changed during the period. The Company has ceased utilizing the variable method of accounting upon its adoption of SFAS 123R. The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized effective January 1, 2006 includes: (1) compensation cost for all share based awards granted prior to, but not yet vested as of, January 1, 2006 based on the original measure of the grant date fair value method under the provisions of SFAS 123 for pro-forma disclosure, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. For the three and nine months ended September 30, 2006, the Company has recognized zero and $491,000, respectively, of compensation expense related to the adoption of SFAS 123R. For the three months ended September 30, 2005, the Company recognized $1,934,000 of compensation benefit related to the variable method of accounting. For the nine months ended September 30, 2005, the Company recognized $280,000 of compensation benefit related to the variable method of accounting.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income attributable to common stockholders for the quarter ended September 30, 2006, are $68,000 and $57,000 higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25 following the variable method of accounting. The Company’s income before income taxes and net income attributable to common stockholders for the nine months ended September 30, 2006, are $647,000 and $546,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25 following the variable method of accounting. Basic and diluted earnings per common share would have been $0.45 and $0.41 for the three months ended September 30, 2006, and $0.12 and $0.11 for the nine months ended September 30, 2006 if the Company had not adopted SFAS 123R. Reported basic and diluted earnings per common share was $0.45 and $0.41 for the three months ended September 30, 2006, and $0.08 and $0.07 for the nine months ended September 30, 2006.

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

	Three Months Ended September 30 2005	Nine Months Ended September 30 2005
	(in thousands, except per share data)
Net Income As reported	$6,512	$6,630
Plus: stock-based compensation expense (benefit) included in reported earnings	(1,908)	(213	)*
Less: stock-based compensation expense determined under fair-value method	(26)	(1,296)

Net Income Pro forma	$4,578	$5,121

Earnings per common share - Basic:
As reported	$0.51	$0.52
Pro forma	$0.36	$0.42
Earnings per common share - Diluted:
As reported	$0.46	$0.47
Pro forma	$0.32	$0.38

*	Adjusted to correct previously reported amount of ($281)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The assumptions used in the Black-Scholes option-pricing model are as follows:

	For the three and nine months ended September 30
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

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. The Company is currently assessing the impact of the adoption of SAB 108.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

(2)	Cash and Restricted Cash

(a)	Cash

At September 30, 2006, cash of $22,832,000 comprised the following: $143,000 on deposit in the United States, the equivalent of $648,000 on deposit in Austria, Bulgaria, Romania, Slovakia and Slovenia, and $22,041,000 on deposit with banks in Hungary consisting of $429,000 denominated in U.S. dollars, the equivalent of $3,794,000 denominated in euros and the equivalent of $17,818,000 denominated in Hungarian forints.

(b)	Restricted Cash

Restricted cash of $11,916,000 at September 30, 2006, was primarily comprised of a EUR 9 million deposit in a debt service reserve account, which is required under the terms of the Company’s credit agreement. The Company is required to maintain this EUR 9 million deposit in the debt service reserve account until such time as the Company’s leverage ratio, defined as consolidated net borrowings to consolidated EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization as defined in the Credit Agreement), is below 2:1 for two consecutive quarters. The deposit earns interest at bank deposit rates.

In addition, the Company has EUR 0.4 million in a restricted cash account related to a performance bond guarantee given to a customer. Should the company fail to meet the requirements of the performance bond guarantee, the customer may have the right to take this EUR 0.4 million as a penalty payment.

(3)	Related Parties

The amount due to related parties totalling $2,287,000 at September 30, 2006, represents cumulative preferred stock dividends in arrears, in the amount of $730,000, and an accrual of $1,557,000 as an estimate of the costs for various individuals employed by TDC A/S (“TDC”) who have performed work for the Company, including the Company’s President and Chief Executive Officer and head of Corporate Business Development (see below), for 2005 and the first nine months of 2006. The total amount due to related parties was due to TDC, which held approximately 62% of the Company’s outstanding common stock and 100% of the Company’s preferred shares as of September 30, 2006.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

For Mr. Holm, the Company has agreed to pay TDC EUR 436,774 (approximately $554,000 at September 30, 2006 exchange rates) for the costs incurred by TDC in compensating Mr. Holm for the one-year period from May 2005 through April 2006. For such one-year period, the Company has also agreed to pay Mr. Holm’s housing costs in Budapest in the amount of $30,000 as well as certain travel expenses incurred by Mr. Holm in the amount $14,000 to enable Mr. Holm to commute back to his home in Denmark. The Company also agreed to pay TDC EUR 51,783 (approximately $66,000 at September 30, 2006) to reimburse TDC for the costs incurred by TDC for the payments to Mr. Holm of a start-up bonus and a performance bonus for 2005. For the period beginning May 1, 2006, the Company has agreed to pay TDC EUR 37,000 (approximately $47,000 at September 30, 2006 exchange rates) per month for the costs incurred by TDC in compensating Mr. Holm. The Company will remain responsible for the rental costs of Mr. Holm’s apartment in Budapest (approximately $3,000 per month at September 30, 2006 exchange rates).

For Mr. Wurtz, the Company has agreed to pay TDC EUR 208,815 (approximately $265,000 at September 30, 2006 exchange rates) for the costs incurred by TDC in compensating Mr. Wurtz for the 11 month period from June 2005 through April 2006. For such eleven-month period, the Company has also agreed to pay Mr. Wurtz’s housing costs in Budapest in the amount of $28,000. The Company also agreed to pay TDC EUR 34,409 (approximately $44,000 at September 30, 2006 exchange rates) to reimburse TDC for the costs incurred by TDC for the payments to Mr. Wurtz of a start-up bonus and a performance bonus for 2005. For the period beginning May 1, 2006, the Company has agreed to pay TDC EUR 18,000 (approximately $23,000 at September 30, 2006 exchange rates) per month for the costs incurred by TDC in compensating Mr. Wurtz. The Company will remain responsible for the rental costs of Mr. Wurtz’s apartment in Budapest (approximately $3,000 per month at September 30, 2006 exchange rates).

The Company and TDC have not reached any definitive agreements regarding the services of Messrs. Holm and Wurtz yet and the Company will not make any payment until definitive agreements have been executed.

In addition to the services of Messrs. Holm and Wurtz, three employees of TDC have performed financial budgeting and forecasting services for the Company and one TDC employee shall continue to do so through the end of 2006. The Company has reached an agreement in principle with TDC to pay TDC DKK 735,085 (approximately $125,000 at September 30, 2006 exchange rates) for such services, of which DKK 492,708 (approximately $84,000 at September 30, 2006 exchange rates) has been accrued for as of September 30, 2006 for services rendered through September 30, 2006. The Company and TDC have not reached any definitive agreement regarding such services yet and the Company will not make any payment until a definitive agreement has been executed.

Some employees of TDC have also provided services for the Company in connection with various strategic projects. The Company has reached an agreement in principle with

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

TDC to pay TDC DKK 1,093,050 (approximately $186,000 at September 30, 2006 exchange rates) for such services. The Company and TDC have not reached any definitive agreement regarding such services yet and the Company will not make any payment until a definitive agreement has been executed.

The Company has a bilateral agreement with TDC and a subsidiary of TDC (TDC Switzerland), through its subsidiary PanTel, to send and receive wholesale voice traffic. For the three months ended September 30, 2006 the Company had net revenues amounting to $0.4 million, and for the three months ended September 30, 2005, net costs of less than $0.1 million, related to the bilateral agreement. For the nine months ended September 30, 2006 and 2005, the Company had net revenues amounting to $0.9 million and $0.4 million, respectively, related to the bilateral agreement.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The Company’s interest rate swaps were re-valued at fair value on September 30, 2006 which resulted in a $2.1 million interest rate swap asset as of September 30, 2006. Since the Company’s interest rate swaps have not been designated as a hedge under the provisions of SFAS 133 and SFAS 138, the fair value change has been recorded in earnings.

The estimated fair values of the Company’s interest rate swaps are based on quoted market prices provided by the counterparty to the interest rate swaps and represent the estimated amounts that the Company would pay or receive to terminate the contracts.

(5)	Stock Based Compensation

The Company adopted a stock option plan (the “Plan”) in April 1992 which provided for the issuance of options to purchase up to 90,000 shares of common stock in the aggregate which was increased, following stockholder approval, to 1,250,000 shares. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of September 30, 2006, 545,590 shares were issued upon option exercises and options to purchase 280,000 shares were still outstanding from the Plan. As a result of the approval of the 2004 Plan (see below), no additional options will be granted from the Plan and 424,410 reserved shares from the Plan have been transferred to the 2004 Plan.

In 1997, the Company adopted a director stock option plan (the “Directors’ Plan”) which provided for the issuance of options to purchase up to 250,000 shares of common stock in the aggregate. Options granted under the Directors’ Plan are exercisable for up to 10 years from the date of grant. As of September 30, 2006, 10,000 shares were issued upon option exercises and options to purchase 151,284 shares were still outstanding from the Directors’ Plan. As a result of the approval of the 2004 Plan (see below), no additional options will be granted from the Directors’ Plan and 88,716 reserved shares from the Directors’ Plan have been transferred to the 2004 Plan.

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

Effective October 1, 2004, the Company’s Board of Directors amended the Plan and the Directors’ Plan to allow the remaining options outstanding under such plans to be governed by terms similar to those contained in the 2004 Plan with respect to the exercise of options, tax withholding and the period in which option holders no longer associated with the Company could exercise their options. Holders of options under the 2004 Plan may exercise their outstanding options and pay the exercise price, in whole or in part, pursuant to a net share settlement feature. This feature allows the option holder to elect to have shares of stock withheld upon exercise to pay the option exercise price. Option holders may also elect to have a portion of such shares issuable upon exercise withheld for the payment of taxes attributable to the option exercise. As a result of such amendments, effective October 1, 2004, the Company accounted for all of its outstanding options under the variable method of accounting. The variable method of accounting required the Company to accrue an expense or benefit as the market price of the Company’s common stock changed. Upon the adoption of SFAS 123R, the Company has ceased utilizing the variable method of accounting. For the three months ended September 30, 2005, the Company recognized a $1,934,000 benefit related to the variable method of accounting. For the nine months ended September 30, 2005, the Company recognized a $280,000 benefit related to the variable method of accounting.

The Company issued a total of 6,000 shares of common stock to the independent directors of the Board of Directors for their service for the 2006/2007 Board term under the terms of the 2004 Plan in May 2006. 1,500 of those shares were subsequently cancelled due to a resignation in September 2006.

For the three months ended September 30, 2006 and 2005, the Company has recognized an expense of $19,000 and $26,000, respectively, as a result of certain stock grants from the 2004 Plan to members of the Board of Directors. For the nine months ended September 30, 2006 and 2005, expenses of $74,000 and $67,000, respectively, resulted from the stock grants from the 2004 Plan to members of the Board of Directors.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The following is a summary of stock options under the Plans, referred to above, which were granted, were exercised and have expired for the nine months ended September 30, 2006:

	Outstanding Options	Weighted Average Exercise Price
December 31, 2005	771,284	$8.41
Granted	55,000	$15.62
Exercised	(25,000)	$4.86
Expired	—	—

September 30, 2006	801,284	$9.01

All options granted during the period were fully vested upon issuance.

The following table summarizes information about shares subject to outstanding options as of September 30, 2006 which were issued to current or former employees, or directors pursuant to the Plan, Directors’ Plan or the 2004 Plan.

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
141,284	$4.56-$4.72	$4.72	5.21	141,284	$4.72
100,000	$5.78-$6.78	$6.19	3.54	100,000	$6.19
320,000	$7.46-$9.44	$8.55	6.40	320,000	$8.55
240,000	$10.89-$15.62	$13.34	8.06	240,000	$13.34

801,284	$4.56-$15.62	$9.01	6.33	801,284	$9.01

The aggregate intrinsic value, which represents the amount by which the fair value of the Company’s common stock exceeds the option exercise prices, was $5,508,000 and $5,397,000 as of December 31, 2005 and September 30, 2006, respectively.

The weighted-average estimated fair value of stock options granted during the three and nine months ended September 30, 2006 was zero and $8.93, respectively. The weighted-average estimated fair value of stock options granted during the three and nine months ended September 30, 2005 was zero and $7.93, respectively, for pro-forma disclosure purposes under SFAS 123. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was zero and $267,000, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2005 was zero and $889,000, respectively. Compensation expense related to granted stock options has been recorded in selling, general and administrative expenses.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

The revenues generated by these products and services for the periods ended September 30 were as follows:

	3 months ended		9 months ended
($ in thousands)	2006	2005	2006	2005
Telephone services	$12,078	$17,236	$38,200	$47,128
Network services	10,926	11,318	32,708	28,734
Other service and product revenues	3,740	2,579	10,056	6,371

	$26,744	$31,133	$80,964	$82,233

Major Customers

For the periods ended September 30, 2006 and 2005, none of the Company’s customers accounted for more than 10% of the Company’s total revenues.

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

Under the historical regulatory structure in which Hungarotel received its operating licenses it paid a one-time concession fee and was required to pay annual concession fees based on net telephone service revenues that varied between 0.1% and 2.3% of net telephone service revenues depending on the concession area. In 2001, the Hungarian government made changes to the Communications Act, whereby the concession system was replaced with a notification system. Under the notification system, other telecommunications providers can enter the Company’s markets by

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(unaudited)

paying a nominal fee. The Company believes that this change violated the terms upon which it received its concessions which would have required competitors entering the Company’s markets to pay fees similar to the fees paid by the Company. Therefore, the Company has accrued but withheld the payment of concession fees for 2001 in the amount of HUF 157 million (approximately $0.7 million at September 30, 2006 exchange rates) and believes that it does not owe any more concession fees for 2002 and future periods. The Company is currently in discussions with the Informatics and Communications Ministry regarding the mutual termination or amendment of its concession agreements.

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

The third contract includes a provision which would require the Company to pay HUF 300 million as a penalty (approximately $1.4 million at September 30, 2006 exchange rates) if the Company is late by more than six months in providing the required service. In addition to this penalty provision, the first and second contracts provide that in the event the Company is late by more than six months regarding its required performance, then the TSP has the right to force the Company to buy back the previously sold optical fibers that were sold under the first and second contracts at the original selling prices plus 9.5% interest. This buy-back commitment will be cancelled if the Company meets the deadline stipulated in the third contract.

During June 2006, based on the first of the three contracts, the Company invoiced the TSP in the amount of HUF 545 million (approximately $2.5 million at September 30, 2006 exchange rates), which was paid in full by the TSP as of June 30, 2006. The Company has deferred the revenue associated with this contract due to the buy-back commitment noted above.

Also in June 2006, the Company received an advance payment from the TSP in the amount of HUF 530 million (approximately $2.5 million at September 30, 2006 exchange rates), for construction work to be performed under the second contract.

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

As of September 30, 2006, the Company had approximately 142,000 access lines in service within the Hungarotel Operating Areas and PanTel had 38,000 access lines outside of the Hungarotel Operating Areas, which we service through PanTel’s country-wide fiber optic backbone network. Thus, as of September 30, 2006, we had a total of approximately 180,000 access lines in service. In addition, the Company provides carrier selection and carrier pre-selection calling services to 73,000 customers (of which 21,000 are active) outside the Hungarotel Operating Areas. The Company began servicing these 73,000 carrier selection and carrier pre-selection customers as part of our expansion beyond the Hungarotel Operating Areas. In order to take advantage of PanTel’s experience in competing throughout Hungary, these Non-Hungarotel Operating Area customers have been transferred from Hungarotel to PanTel during the nine months ended September 30, 2006. During the past six months the Company has focused on the acquisition of carrier pre-selection customers which represent approximately 98% of new customers signed up during the quarter in non-Hungarotel areas. These carrier pre-selection customers generate less average revenue per user (“ARPU”) than our customers in the Hungarotel Operating Areas but generate higher ARPU than carrier selection customers.

Our goal is to provide a broad array of telecommunications services with exceptional quality and service at reasonable prices by becoming a highly efficient full service telecommunications provider in Central and Eastern Europe. Our primary risk is our ability to retain existing customers and attract new customers in a highly competitive market that is constantly in flux due to a challenging regulatory environment, new competitive fixed line telephony entrants, high wireless telephony penetration and macroeconomic factors. Our success depends upon our operating and marketing strategies, as well as market acceptance of telecommunications services within Hungary and the Central and Eastern European region. We plan to continue building on the reputation of PanTel as the competitive alternative in the business customer market within Hungary while using PanTel as our expansion vehicle in the residential and small business market outside the Hungarotel Operating Areas. We are seeking to further solidify and expand our presence in the Hungarian and Central and Eastern European telecommunications markets through strategic merger, acquisition or alliance opportunities. We are also continuing to explore wireless service solutions and possibilities so that we can be a full service provider in Hungary, providing both wireline and wireless voice, data and Internet services for residential and business customers.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Comparison of Three Months Ended September 30, 2006 and Three Months Ended September 30, 2005

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2006 was 216.17, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended September 30, 2005 of 201.33. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, you should note that all U.S. dollar reported amounts have been affected by this 7% depreciation in the Hungarian forint against the U.S. dollar.

Our analysis has been provided primarily in terms of our reporting currency (U.S. dollar). This is supplemented by our analysis in terms of the functional currency of our Hungarian subsidiaries (Hungarian forints) in certain instances due to the change in average Hungarian forint/U.S. dollar exchange rates between the periods.

Net Revenues

	Quarter ended September 30,
(dollars in millions)	2006	2005	% change
Measured service revenues	8.1	12.2	(34)
Subscription revenues	5.9	6.1	(3)
Interconnect charges:
Incoming	0.4	0.5	(20)
Outgoing (including access cost)	(3.3)	(3.6)	8

Net	(2.9)	(3.1)	6

Net measured service and subscription revenues	11.1	15.2	(27)
Connection fees	0.1	0.2	(50)
Wholesale voice revenues, net	0.9	1.8	(50)
Other operating revenues, net :
Provision of direct lines	9.0	8.8	2
VPN services	1.5	2.1	(29)
Internet services (including ADSL access)	2.6	1.8	44
Other	1.5	1.2	25

Other operating revenues, net total	14.6	13.9	5

Telephone Service Revenues, Net	26.7	31.1	(14)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Measured Service Revenues

Our measured service revenues decreased in US dollar terms by $4.1 million, or 34%, between the periods. This decrease is attributable to the following:

Hungarotel Operating Areas

In reporting currency terms, measured service revenues within the Hungarotel Operating Areas for the three months ended September 30, 2006 were $2.6 million compared to measured service revenues of $6.1 million for the three months ended September 30, 2005. This $3.5 million, or 57%, decrease in measured service revenues reflects:

•	A decrease in call minute volumes of 35% compared to the prior year. The decrease in the number of access lines serviced over the same period in the prior year contributed to 21% of the decrease (see below). Beyond that, 10% of the decrease is due to reduced volume of Internet dial-up calls. However this decrease has been offset by an increase in broadband DSL Internet usage versus traditional dial-up Internet. Broadband DSL Internet revenues are accounted for within “Other Operating Revenues”. Increased competition from other telecommunications service providers offering carrier selection and carrier pre-selection services within the Hungarotel Operating Areas contributed another 7% of the decrease compared to the same period in 2005. Other items resulted in a 3% increase.

•	The 7% depreciation of the Hungarian forint against the U.S. dollar between the two periods.

•	The remainder of the decrease (approximately 15%) relates to the introduction of free call minutes included in our recently introduced packages (see below), as well as slightly lower retail prices introduced with the new packages and different call traffic patterns between the two periods.

We had an approximate 21% decrease in average access lines in service from approximately 182,900 for the three months ended September 30, 2005, to approximately 144,100 during the three months ended September 30, 2006. Approximately 20% of the total average access line decrease occurred in the residential customer base. This significant decrease is due to: a significant number of disconnections due to rate changes (see details below) during the fourth quarter of 2005; continued wireless telephone penetration; competition from other service providers, such as cable television operators providing voice services; and economic conditions that resulted in some customers not being able to afford telephone services in general or choosing to receive voice services from just their wireless service provider, and not us, in order to reduce their monthly telecommunication expenses. The remaining 1% of the total decrease occurred in business customer access lines.

We are focusing on retaining our historic fixed line business customer base by offering discounts to our listed call tariffs in exchange for fixed term contracts. We are also promoting higher margin products such as DSL connections to customers, which have continued to grow significantly in 2006. This growth is evidenced by the fact that we added approximately 1,500 DSL connections during the three months ended September 30, 2006, compared to the approximately 300 DSL connections which were added during the three months ended September 30, 2005. The rate of DSL connections during the quarter has doubled compared to the connection rate at the beginning of the year. We expect the number of DSL connections to continue to grow in the future.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

In response to regulatory and competitive pressures in the Hungarotel Operating Areas, we introduced new monthly tariff packages to our customers as of October 1, 2005. The newly introduced packages provide for a re-balancing between monthly subscription fees and calling tariffs, whereby monthly subscription fees were increased and calling tariffs were reduced. The newly introduced packages also include, as a part of the package, a certain number of “free” minutes per month for each customer, which have been built into the prices of the packages. Between October 1, 2005, when the new monthly packages were introduced, and September 30, 2006, we have lost 38,000 net residential access lines, or 20% of the residential access lines in the Hungarotel Operating Areas as of September 30, 2005. This disconnection rate is due to the package re-balancing, increased competition from cable television operators, who began offering telephone services in some of the Hungarotel Operating Areas during the second half of 2005, as well as continued competition from wireless operators. The package re-balancing has caused us to lose customers from the lower end of our customer segment base, while at the same time allowing us to have a more competitive offering towards customers within higher market segments. Prior to this package re-balancing, we experienced the opposite in that the disconnecting customers were primarily from the higher customer market segments. During the second and third quarters, the disconnection rate has returned to levels similar to the months when the Hungarotel Operating Areas were open to outside competition, but before the package re-balancing.

Non-Hungarotel Operating Areas

Our non-Hungarotel Operating Area revenues, in reporting currency terms, decreased by 8% from $6.0 million during the three months ended September 30, 2005, to $5.5 million during the three months ended September 30, 2006. This decrease is due primarily to the 7% depreciation of the Hungarian forint against the U.S. dollar between the two periods. The Company experienced an increase in the carrier select and carrier pre-select activities that was launched during the second quarter of 2005 to challenge the incumbent local telephone operators on service and price in these markets. During April 2006, we introduced additional carrier select and carrier pre-select packages which should provide us with higher revenue than the original packages introduced last year. Since April 2006, the Company has focused on the acquisition of carrier pre-selection customers which represent approximately 98% of new customers signed up during the quarter in non-Hungarotel areas. These carrier pre-selection customers generate less average revenue per user (“ARPU”) than our customers in the Hungarotel Operating Areas but generate higher ARPU than carrier selection customers. The sales results of these newly introduced packages have thus far been quite good. As of September 30, 2006, we had 73,000 carrier selection and pre-selection customers, of which 21,000 customers were active. These carrier selection and carrier pre-selection customers generate significantly less average revenue per user (“ARPU”) than our customers in the Hungarotel Operating Areas. Corporate business revenues from services provided on our own telecommunications network did not change significantly between the two periods. Although there was a 20% increase in average access lines in service from approximately 31,700 for the three months ended September 30, 2005 to approximately 37,900 for the three months ended September 30, 2006, the benefit of this was offset by the negative effect of continuing price erosion due to competitive pressures within the market.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Subscription Revenues

Our subscription revenues decreased by $0.2 million primarily as a result of: (i) a decrease in the number of average access lines in the Hungarotel Operating Areas between the three months ended September 30, 2006 and September 30, 2005; and (ii) customer transfers from higher monthly fee subscription packages to lower monthly fee subscription packages during the period within the Hungarotel Operating Areas. These two negative factors have been offset by the tariff re-balancing introduced as of October 1, 2005, which increased the monthly subscription fees in the Hungarotel Operating Areas.

Interconnect Charges

Our net measured service and subscription revenues have been reduced by net interconnect charges which totalled $2.9 million and $3.1 million during the three month periods ended September 30, 2006 and 2005, respectively. Included in the $3.1 million of net interconnect charges recorded for the three months ended September 30, 2005 is an approximate $0.7 million reduction in amounts previously accrued related to fixed to mobile interconnect fees between June 2004 and September 2005. We are paid a per minute interconnection fee for completing long distance wireline and mobile calls over our network to our customers (incoming). We pay interconnection fees to other wireline and mobile operators to terminate calls from our customers (outgoing). As a percentage of measured service and subscription revenues, our net interconnect charges have remained consistent at approximately 21% for each of the three month periods ended September 30, 2006 and 2005, if the effects of the $0.7 million discussed above are excluded. There is an imbalance between our incoming interconnection revenue and our outgoing interconnection expenses. For example, the amount that we paid the wireless carriers for completing calls placed by our wireline customers to the wireless carriers’ customers are eight times the amount that the wireless carriers paid us to complete calls placed by their wireless customers to our wireline customers.

Wholesale Voice Revenues, Net

Our net wholesale voice revenues for the three months ended September 30, 2006 were $0.9 million, compared to $1.8 million for the three months ended September 30, 2005, a decrease of 50%. This decrease is primarily the result of a reduction in amounts previously accrued during the three months ended September 30, 2005 related to the reduction of mobile operators’ access costs, since June 2004, which amounted to $1.0 million during the third quarter of 2005. Wholesale voice is a relatively low margin service but remains an attractive service to the Company’s customers. Because of the high volume nature of the business, it provides a regular revenue stream. In addition, it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers.

Other Operating Revenues

Our other operating revenues, which include revenues generated from the provision of direct lines, DSL Internet services, VPN services, operator services, dial-up Internet services and other miscellaneous telephone service revenues, increased 5% to $14.6 million for the three months ended September 30, 2006, as compared to $13.9 million for the three months ended September 30, 2005. This 5% increase is primarily due to growth in the Company’s broadband

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

DSL Internet activity. The significant products driving other operating revenues are leased line services, the provision of dark fiber (leasing unused fiber optic cable), VPN services and Internet services. As a result of promoting DSL broadband Internet Services, we have experienced a shift with Internet dial-up service revenues, recorded within “Measured Service Revenues” decreasing, and Broadband DSL Internet revenues recorded within “Other Operating Revenues” increasing.

Selling, General and Administrative

	Quarter ended September 30,
(dollars in millions)	2006	2005
Selling, general and administrative	$13.4	$12.0

Our selling, general and administrative expenses increased 12%, in reporting currency terms, for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. In functional currency terms, the Hungarian entities’ operating expenses decreased by 2%, or $0.2 million, due to the cost savings effect of the workforce reduction plan which took place during the fourth quarter of 2005. This decrease has been further impacted by the 7% depreciation of the Hungarian forint against the U.S. dollar between the two periods. These two factors combined resulted in a $1.2 million decrease, in reporting currency terms, in the Hungarian entities’ expenses between the two periods. However, the U.S. parent company’s operating expenses have increased $2.6 million between the two periods due to: (i) a $1.9 million non-cash compensation benefit related to variable option accounting of the Company’s stock option plans recognized during the three months ended September 30, 2005, with no such similar benefit recorded during the three months ended September 30, 2006; (ii) a $0.1 million increase on personnel type expenses due to costs related to secondment arrangements for two of the Company’s officers and one-time consulting costs; (iii) $0.4 million higher auditing and accounting advisory costs during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, due to the increased scope of the Company’s Sarbanes-Oxley compliance efforts; and (iv) other individually insignificant items.

Severance and benefit

	Quarter ended September 30,
(dollars in millions)	2006	2005
Severance and benefit	$0.7	$1.1

Our severance and benefit expenses for the three months ended September 30, 2006, of $0.7 million, are due primarily to the termination costs related to an officer of the Company, as well as other individually insignificant severance costs related to the workforce of our Hungarian subsidiaries. The $1.1 million expense recorded during the three month period ended September 30, 2005 represents the severance and related costs concerning 80 voluntary terminations.

Depreciation and Amortization

	Quarter ended September 30,
(dollars in millions)	2006	2005
Depreciation and amortization	$6.5	$6.7

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our depreciation and amortization charges decreased $0.2 million, or 3% for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Depreciation and amortization charges in functional currency terms increased by 4%, between the two periods, due to a higher level of capitalizations during the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005. This increase in functional currency terms has been offset by the 7% depreciation of the Hungarian forint against the US dollar between the periods.

Income from Operations

	Quarter ended September 30,
(dollars in millions)	2006	2005
Income from operations	$6.2	$11.4

Our income from operations decreased by 46% in reporting currency terms for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Contributing to this decrease were lower net telephone service revenues and higher selling, general and administrative expenses partially offset by lower depreciation and amortization expenses, as well as lower severance and benefit expenses.

Foreign Exchange Gains (Losses), Net

	Quarter ended September 30,
(dollars in millions)	2006	2005
Foreign exchange gains (losses), net	$4.5	$(1.8)

Our net foreign exchange gains for the three months ended September 30, 2006 resulted primarily from the strengthening of the Hungarian forint against the euro on the Company’s average EUR 123.3 million denominated debt outstanding during the period. At September 30, 2006, the Hungarian forint had strengthened by approximately 3% against the euro as compared to June 30, 2006 levels. Net foreign exchange losses for the three months ended September 30, 2005 resulted primarily from the weakening of the Hungarian forint against the euro on the Company’s average EUR 141 million denominated debt outstanding during the period. At September 30, 2005, the Hungarian forint had weakened by approximately 0.9% against the euro as compared to June 30, 2005 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, we report foreign exchange gains/losses in our consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Interest Expense

	Quarter ended September 30,
(dollars in millions)	2006	2005
Interest expense	$3.3	$3.5

Our interest expense decreased 6% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This 6% decrease is the result of the lower average debt levels during the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, partially offset by the higher average interest rates paid on the Company’s borrowings between the two periods, as well as a 4% depreciation of the U.S. dollar versus the euro between the two periods. As a result of the higher interest rates on our borrowings, our weighted average interest rate on our debt obligations increased from 5.45% for the three months ended September 30, 2005, to 5.84% for the three months ended September 30, 2006, a 7% increase.

Fair Value Changes on Interest Rate Swaps

	Quarter ended September 30,
(dollars in millions)	2006	2005
Fair value changes on interest rate swaps	$(0.8)	$1.4

Fair value changes on interest rate swaps amounted to a $0.8 million loss for the three months ended September 30, 2006, as compared to a $1.4 million gain for the three months ended September 30, 2005. The loss recorded for the period is the result of a downward movement in the market value of the interest rate swaps between June 30, 2006 and September 30, 2006. The gain recorded for the three months ended September 30, 2005 was the result of upward movement in the market value of the interest rate swaps between June 30, 2005 and September 30, 2005.

Income Tax Expense

	Quarter ended September 30,
(dollars in millions)	2006	2005
Income tax expense	$1.1	$1.1

The income tax expense for the quarters ended September 30, 2006 and September 30, 2005 has been calculated based upon the estimated effective tax rate for the full year.

Net Income

	Quarter ended September 30,
(dollars in millions)	2006	2005
Net income	$5.8	$6.5

As a result of the factors discussed above, we recorded net income attributable to common stockholders of $5.8 million, or $0.45 per share, or $0.41 per share on a diluted basis, for the three months ended September 30, 2006, as compared to $6.5 million, or $0.51 per share, or $0.46 per share on a diluted basis, for the three months ended September 30, 2005.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 2006 was 213.31, as compared to an average Hungarian forint/U.S. dollar exchange rate for the nine months ended September 30, 2005 of 195.51. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, it should be noted that all U.S. dollar reported amounts have been affected by this 8% depreciation in the Hungarian subsidiaries’ functional currency. You should also note, when comparing the nine month periods, that the 2005 nine month results only reflect the inclusion of PanTel for seven months.

Our analysis has been provided primarily in terms of our reporting currency (U.S. dollar). This is supplemented by our analysis in terms of the functional currency of our Hungarian subsidiaries (Hungarian forints) in certain instances due to the change in average Hungarian forint/U.S. dollar exchange rates between the periods.

Net Revenues

	Year-to-date September 30,
(dollars in millions)	2006	2005	% change
Measured service revenues	26.0	33.5	(22)
Subscription revenues	18.2	18.8	(3)
Interconnect charges:
Incoming	1.6	1.6	0
Outgoing	(10.5)	(10.8)	(3)

Net	(8.9)	(9.2)	3

Net measured service and subscription revenues	35.3	43.1	(18)
Connection fees	0.5	0.7	(29)
Wholesale revenues, net	2.5	3.3	(24)
Other operating revenues, net :
Provision of direct lines	26.7	22.2	20
VPN services	4.8	5.2	(8)
Internet services (including ADSL access)	7.3	4.3	70
Other	3.9	3.4	15

Other operating revenues, net total	42.7	35.1	22

Telephone Service Revenues, Net	81.0	82.2	(1)

Measured Service Revenues

Our measured service revenues decreased in US dollar terms by $7.5 million, or 22%, between the periods. This decrease is attributable to the following:

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Hungarotel Operating Areas

In reporting currency terms, our measured service revenues within the Hungarotel Operating Areas for the nine months ended September 30, 2006 were $8.6 million compared to measured service revenues of $19.8 million for the nine months ended September 30, 2005. This $11.2 million, or 57%, decrease in measured service revenues reflects:

•	A decrease in call minute volumes of 37% compared to the prior year. The decrease in the number of access lines serviced over the same period in the prior year contributed to 20% of the decrease (see below). Beyond that, 11% of the decrease is due to reduced volume of Internet dial-up calls. However this decrease has been offset by an increase in broadband DSL Internet usage versus traditional dial-up Internet. Broadband DSL Internet revenues are accounted for within “Other Operating Revenues”. Increased competition from other telecommunications service providers offering carrier selection and carrier pre-selection services within the Hungarotel Operating Areas contributed to a further 7% decrease compared to the same period in 2005. Other items resulted in an additional 1% increase.

•	The 8% depreciation of the Hungarian forint against the U.S. dollar between the two periods

•	The remainder of the decrease (approximately 12%) relates to the introduction of free call minutes included in the recently introduced packages (see below), as well as slightly lower retail prices introduced with the new packages and different call traffic patterns between the two periods.

We had an approximate 20% decrease in average access lines in service from approximately 185,600 for the nine months ended September 30, 2005, to approximately 148,700 during the nine months ended September 30, 2006. Approximately 18% of the total average access line decrease occurred in the residential customer base. This significant decrease is due to a number of factors including: a significant number of disconnections due to rate changes (see details below) during the fourth quarter of 2005; continued wireless telephone penetration; competition from other service providers, such as cable television operators providing voice services; and economic conditions that resulted in some customers not being able to afford telephone services in general or choosing to receive voice services from just their wireless service provider, and not us, in order to reduce their monthly telecommunication expenses. The remaining 2% of the total decrease occurred in business customer access lines.

We are focusing on retaining our historic fixed line business customer base by offering discounts to our listed call tariffs in exchange for fixed term contracts. We are also promoting higher margin products such as DSL connections to customers, which have continued to grow significantly in 2006. This growth is evidenced by the fact that we added approximately 4,900 DSL connections during the nine months ended September 30, 2006, compared to the approximately 1,100 DSL connections which were added during the nine months ended September 30, 2005. The rate of DSL connections during the quarter has doubled compared to the connection rate at the beginning of the year. We expect the number of DSL connections to continue to grow in the future.

In response to regulatory and competitive pressures in the Hungarotel Operating Areas, we introduced new monthly tariff packages to our customers as of October 1, 2005. The newly introduced packages provide for a re-balancing between monthly subscription fees and calling

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

tariffs, whereby monthly subscription fees were increased and calling tariffs were reduced. The newly introduced packages also include, as a part of the package, a certain number of “free” minutes per month for each customer, which have been built into the prices of the packages. Between October 1, 2005, when the new monthly packages were introduced, and September 30, 2006, we have lost 38,000 net residential access lines, or 18% of the residential access lines in the Hungarotel Operating Areas as of September 30, 2005. This disconnection rate is due to the package re-balancing, increased competition from cable television operators, who began offering telephone services in some of the Hungarotel Operating Areas during the second half of 2005, as well as continued competition from wireless operators. The package re-balancing has caused us to lose customers from the lower end of our customer segment base, while at the same time allowing us to have a more competitive offering towards customers within higher market segments. Prior to this package re-balancing, we experienced the opposite in that the disconnecting customers were primarily from the higher customer market segments. During the second and third quarters, the disconnection rate has returned to levels similar to the months when the Hungarotel Operating Areas were open to outside competition, but before the package re-balancing.

Non-Hungarotel Operating Areas

Our non-Hungarotel Operating Area revenues, in reporting currency terms increased by 27% from $13.7 million for the nine months ended September 30, 2005 to $17.4 million for the nine months ended September 30, 2006. This increase is primarily due to the inclusion of nine months of PanTel revenues for the nine months ended September 30, 2006 as compared to seven months of PanTel revenue being included for the nine months ended September 30, 2005. In addition to the additional two months of Pantel revenues between the periods, another factor contributing to the increase is the carrier select and carrier pre-select activities we launched during the second quarter of 2005 to challenge the incumbent local telephone operators on service and price in these markets. During April 2006, we introduced additional carrier select and carrier pre-select packages which should provide us with higher revenue than the original packages introduced last year. Since April 2006, the Company has focused on the acquisition of carrier pre-selection customers which represent approximately 98% of new customers signed up during the quarter in non-Hungarotel areas. These carrier pre-selection customers generate less average revenue per user (“ARPU”) than our customers in the Hungarotel Operating Areas but generate higher ARPU than carrier selection customers. The sales results of these newly introduced packages have thus far been quite good. As of September 30, 2006, we had 73,000 carrier selection and pre-selection customers, of which 21,000 customers were active. These carrier selection and carrier pre-selection customers generate significantly less average revenue per user (“ARPU”) than our customers in the Hungarotel Operating Areas. Corporate business revenues from services provided on our own telecommunications network did not change significantly between the two periods. Although there was a 26% increase in average access lines in service from approximately 28,800 for the nine months ended September 30, 2005 to approximately 36,400 for the nine months ended September 30, 2006, the benefit of this was offset by the negative effect of continuing price erosion due to competitive pressures within the market.

Subscription Revenues

Our subscription revenues decreased by $0.6 million primarily as a result of: (i) a decrease in the number of average access lines in the Hungarotel Operating Areas between the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

nine month periods ended September 30, 2005 and September 30, 2006; and (ii) customer transfers from higher monthly fee subscription packages to lower monthly fee subscription packages during the period within the Hungarotel Operating Areas. These two negative factors have been offset by the tariff re-balancing introduced as of October 1, 2005, which increased the monthly subscription fees in the Hungarotel Operating Areas.

Interconnect Charges

Our net measured service and subscription revenues have been reduced by net interconnect charges which totalled $8.9 million and $9.2 million during the nine month periods ended September 30, 2006 and 2005, respectively. Included in the $9.2 million of net interconnect charges recorded for the nine months ended September 30, 2005 is an approximate $0.7 million reduction in amounts previously accrued related to fixed to mobile interconnect fees between June 2004 and September 2005. We are paid a per minute interconnection fee for completing long distance wireline and mobile calls over our network to our customers (incoming). We pay interconnection fees to other wireline and mobile operators to terminate calls from our customers (outgoing). As a percentage of measured service and subscription revenues, net interconnect charges have increased from 19%, if the effects of the $0.7 million discussed above are excluded, for the nine months ended September 30, 2005 to 20% for the nine months ended September 30, 2006. The slight increase in the percentage is due to the reduction of call tariffs, which exceeded the reduction of interconnect tariffs. There is an imbalance between our incoming interconnection revenue and our outgoing interconnection expenses. For example, the amount that we paid the wireless carriers for completing calls placed by our wireline customers to the wireless carriers’ customers are eight times the amount that the wireless carriers paid us to complete calls placed by their wireless customers to our wireline customers.

Wholesale Voice Revenues, Net

Our net wholesale voice revenues for the nine months ended September 30, 2006 were $2.5 million, compared to $3.3 million for the nine months ended September 30, 2005, a decrease of 24%. The period ended September 30, 2005 included seven months of wholesale voice activity, while the same period in 2006 includes nine months. This decrease is primarily the result of a reduction in amounts previously accrued during the nine months ended September 30, 2005 related to the reduction of mobile operators’ access costs since June 2004, which amounted to $1.0 million. Wholesale voice is a relatively low margin service but remains an attractive service to our customers. Because of the high volume nature of the business, it provides a regular revenue stream. In addition, it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers.

Other Operating Revenues

Our other operating revenues, which include revenues generated from the provision of direct lines, DSL Internet services, VPN services, operator services, dial-up Internet services and other miscellaneous telephone service revenues, increased to $42.7 million for the nine months ended September 30, 2006, as compared to $35.1 million for the nine months ended September 30, 2005, a 22% increase. This increase is largely attributable to the fact that the amounts for the nine months ended September 30, 2005 include Pantel for only seven months, whereas for the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

2006 year-to-date amounts, Pantel is included for nine months. The significant products driving other operating revenues are leased line services, the provision of dark fiber (leasing unused fiber optic cable), VPN services and Internet services. As a result of promoting DSL broadband Internet Services, we have experienced a shift with Internet dial-up service revenues, recorded within “Measured Service Revenues” decreasing, and Broadband DSL Internet revenues recorded within “Other Operating Revenues” increasing.

Selling, General and Administrative

	Year-to-date
(dollars in millions)	2006	2005
Selling, general and administrative	$42.0	$38.2

Our selling, general and administrative expenses increased 10% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This 10% increase is attributable to (i) a $1.4 million increase in the U.S. parent company’s operating expenses and (ii) the inclusion of an extra two months of PanTel’s selling, general and administrative expenses for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, which results in an extra $5.5 million of expenses between the two periods, partially offset by the 8% depreciation of the Hungarian forint against the US dollar between the periods, which effects the Hungarian entities’ operating expenses. The $1.4 million increase in the U.S. parent company’s operating expenses is the result of (i) a $0.3 million non-cash compensation benefit related to variable option accounting of the Company’s stock option plans recognized during the nine months ended September 30, 2005, with no such similar benefit recorded during 2006, (ii) $0.5 million stock option based charge recorded for the nine months ended September 30, 2006, and (iii) $0.7 million higher auditing and accounting advisory costs during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, due to the increased scope of the Company’s Sarbanes-Oxley compliance efforts.

Severance and benefit

	Year-to-date
(dollars in millions)	2006	2005
Severance and benefit	$0.7	$1.1

Our severance and benefit expenses for the nine months ended September 30, 2006, of $0.7 million, are due primarily to the termination costs related to an officer of the Company, as well as other individually insignificant severance costs related to the workforce of the Hungarian entities. The $1.1 million expense during the period ended September 30, 2005 represents the severance and related costs concerning 80 voluntary terminations.

Depreciation and Amortization

	Year-to-date
(dollars in millions)	2006	2005
Depreciation and amortization	$19.0	$17.6

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our depreciation and amortization charges increased $1.4 million, or 8%. This increase is due primarily to the inclusion of an extra two months of Pantel’s depreciation and amortization charges for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, which resulted in an extra $2.0 million of depreciation and amortization charges between the two periods. This $2.0 million increase, due to the inclusion of depreciation from PanTel, has been partially offset by the 8% depreciation of the Hungarian forint against the U.S. dollar between the periods.

Income from Operations

	Year-to-date
(dollars in millions)	2006	2005
Income from operations	$19.2	$25.3

Our income from operations decreased by 24% in reporting currency terms for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Contributing to this decrease were lower net telephone service revenues and higher selling, general and administrative expenses and higher depreciation and amortization expenses, slightly offset by lower severance and benefit expenses.

Foreign Exchange Losses, Net

	Year-to-date
(dollars in millions)	2006	2005
Foreign exchange losses, net	$11.2	$6.3

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our net foreign exchange losses for the nine months ended September 30, 2006 resulted primarily from the weakening of the Hungarian forint against the euro on the Company’s average EUR 129.4 million denominated debt outstanding during the period. At September 30, 2006, the Hungarian forint had weakened by approximately 8% against the euro as compared to December 31, 2005 levels. Net foreign exchange losses for the nine months ended September 30, 2005 resulted primarily from (i) the weakening of the Hungarian forint against the euro on Hungarotel’s average EUR 81 million denominated debt outstanding between February 21, 2005 (refinancing date) and September 30, 2005; (ii) the weakening of the Hungarian forint against the euro on PanTel’s average EUR 64 million denominated debt outstanding between February 28, 2005 and September 30, 2005; and (iii) the realized foreign exchange losses on Hungarotel’s U.S. dollar denominated invoices and debt paid off during the period; partially offset by (iv) a realized foreign exchange gain of $0.5 million on the repayment of Hungarotel’s previous loan on February 21, 2005. At September 30, 2005, the Hungarian forint had weakened by approximately (i) 2.4% against the euro as compared to the February 21, 2005 level; (ii) 3% against the euro as compared to the February 28, 2005 level; and (iii) 13% against the U.S. dollar, as compared to December 31, 2004 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Year-to-date
(dollars in millions)	2006	2005
Interest expense	$10.4	$10.6

Our interest expense decreased 2% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Included in interest expense for the nine months ended September 30, 2005 was a $1.5 million write-off of deferred financing costs related to Hungarotel’s previous syndicated loan. Excluding this write-off, interest expense increased from $9.1 million for the nine months ended September 30, 2005 to $10.4 million for the nine months ended September 30, 2006, an increase of 14%. This is 14% increase is the result of (i) the inclusion of PanTel’s $3.8 million interest expense for the nine months ended September 30, 2006, as compared to the inclusion of $2.9 million of interest expense related to Pantel for the seven months ended September 30, 2005; and (ii) higher average interest rates paid on the Company’s borrowings during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. This was partially offset by lower average debt levels outstanding between the periods. As a result of the higher interest rates on the Company’s borrowings, the Company’s weighted average interest rate on its debt obligations increased from 5.17% for the nine months ended September 30, 2005, to 5.78% for the nine months ended September 30, 2006, a 12% increase.

Interest Income

	Year-to-date
(dollars in millions)	2006	2005
Interest income	$0.8	$0.6

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our interest income increased 33% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, due to higher average deposit balances between the periods.

Fair Value Changes on Interest Rate Swaps

	Year-to-date
(dollars in millions)	2006	2005
Fair value changes on interest rate swaps	$2.3	$(2.4)

Fair value changes on interest rate swaps amounted to a $2.3 million gain for the nine months ended September 30, 2006, as compared to a $2.4 million loss for the nine months ended September 30, 2005. The gain recorded for the period is the result of an upward movement in the market value of the interest rate swaps between December 31, 2005 and September 30, 2006. The loss recorded for the nine months ended September 30, 2005 was the result of significant downward movements in the market value of the interest rate swaps between March 31, 2005 (the swap contract date) and September 30, 2005.

Equity in Earnings of Affiliate

	Year-to-date
(dollars in millions)	2006	2005
Equity in earnings of affiliate	$—	$0.9

Equity in earnings of affiliate for the nine months ended September 30, 2005 represents the 25% equity ownership of PanTel in January and February 2005, prior to the our obtaining 100% ownership of PanTel on February 28, 2005.

Income Tax Expense

	Year-to-date
(dollars in millions)	2006	2005
Income tax expense	$0.2	$1.2

The income tax expense for the nine months ended September 30, 2006 and September 30, 2005 has been calculated based upon the estimated effective tax rate for the full year.

Net Income

	Year-to-date
(dollars in millions)	2006	2005
Net (loss) income	$1.0	$6.7

As a result of the factors discussed above, we recorded net income attributable to common stockholders of $1.0 million, or $0.08 per share, or $0.07 per share on a diluted basis, for the three months ended September 30, 2006, as compared to $6.7 million, or $0.52 per share, or $0.47 per share on a diluted basis, for the nine months ended September 30, 2005.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Liquidity and Capital Resources

Net cash provided by operating activities totalled $32.2 million during the nine months ended September 30, 2006, compared to $38.0 million during the nine months ended September 30, 2005. This $5.8 million decrease is due to (i) the 8% depreciation of the Hungarian forint against the U.S. dollar between the two periods, (ii) $6.1 million lower operating income during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, (iii) interest payments on the Company’s senior credit agreement being made on a monthly basis during the period, whereas for 2005, interest payments had been made on a semi-annual basis and $1.2 million of interest was accrued as of September 30, 2005, and (iv) a $0.9 million negative movement in other net working capital during the period. This decrease has been partially offset by the inclusion of PanTel’s nine months operating cash flow of $22.2 million for the nine months ended September 30, 2006 compared to the seven months operating cash flow of $16.8 million for the nine months ended September 30, 2005. The $22.2 million operating cash flow of PanTel for the nine months ended September 30, 2006 includes a $2.5 million advance payment and $2.5 million of deferred sales revenue received from a telecommunication service provider (see Note 8(b) of Notes to Consolidated Condensed Financial Statements). For the nine months ended September 30, 2006 and 2005, the Company used $12.7 million and $19.2 million, respectively, in investing activities. The $12.7 million used in investing activities for the nine months ended September 30, 2006 is due primarily to additions to the Company’s telecommunications networks. The $19.2 million used in investing activities for the nine months ended September 30, 2005 is due to (i) $12.4 million to fund additions to the Company’s telecommunications networks, and (ii) $7.1 million for the acquisition of the PanTel business net of cash acquired. Financing activities used net cash of $12.4 million during the nine months ended September 30, 2006 compared to $6.7 million provided by financing activities for the nine months ended September 30, 2005. Cash flows used in financing activities for the nine months ended September 30, 2006 reflect (i) the $12.1 million scheduled repayment under the credit agreement, and (ii) $0.3 million principal payments made under our capital lease obligations. Cash flows from financing activities for the nine months ended September 30, 2005 were the result of (i) the drawing down of $110 million under the new credit agreement, (ii) the $74.3 million repayment of the Company’s previous loans, (iii) the scheduled repayment of $11.0 million from the new credit facility, (iv) the $5.9 million payment of financing related costs and (v) an $11.8 million principal and interest payment on the new credit agreement to fund the debt service reserve account that is stipulated by the credit agreement.

Our major contractual cash obligations, including interest, as of September 30, 2006 (at September 30, 2006 exchange rates) are as follows:

Cash Payments Due by Period

(in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt	$201,047	59,331	75,152	66,564	—
Operating Leases	2,960	1,798	715	146	301
Capital Leases	872	412	460	—	—
Construction and Other Commitments	6,829	3,683	3,146	—	—

Total	$211,708	65,225	79,473	66,710	301

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

Inflation and Foreign Currency

During the first nine months of 2005, the Hungarian forint weakened against the euro and the U.S. dollar due to a decrease in Hungarian interest rates and, more generally, an increase in U.S. interest rates that resulted in investors divesting from emerging markets and investing in U.S. government securities. Given our debt structure, these macroeconomic factors resulted in a net foreign exchange loss of $6.3 million for the nine months ended September 30, 2005. During the first nine months of 2006, the Hungarian forint continued to weaken, as compared to year-end 2005 levels, against the euro and the U.S. dollar due to 2006 being an election year in Hungary combined with uncertainty about the Hungarian government’s response to Hungary’s budget deficit problems, and, more generally, an increase in U.S. interest rates that resulted in investors divesting from emerging markets and investing in U.S. government securities, all of which contributed to a net foreign exchange loss of $11.2 million for the nine months ended September 30, 2006. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

Approximately 95% of our net revenues are denominated in Hungarian forints and our operating and other expenses, including capital expenditures, are predominantly in Hungarian forints but also in U.S. dollars and euros. In addition, certain items in the balance sheet accounts are denominated in currencies other than the functional currencies of the operating subsidiaries. Accordingly, when such accounts are translated into the functional currency, we are subject to foreign exchange gains and losses which are reflected as a component of earnings. When the subsidiaries financial statements are translated into U.S. dollars for financial reporting purposes, we are subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

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

Related Party Transactions

The amount due to related parties totalling $2,287,000 at September 30, 2006, represents cumulative preferred stock dividends in arrears, in the amount of $730,000, and an accrual of $1,557,000 as an estimate of the costs for various individuals employed by TDC A/S (“TDC”) who have performed work for the Company, including the Company’s President and Chief Executive Officer and head of Corporate Business Development (see below), for 2005 and the first nine months of 2006. The total amount due to related parties was due to TDC, which held approximately 62% of the Company’s outstanding common stock and 100% of the Company’s preferred shares as of September 30, 2006.

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

For Mr. Holm, the Company has agreed to pay TDC EUR 436,774 (approximately $554,000 at September 30, 2006 exchange rates) for the costs incurred by TDC in compensating Mr. Holm for the one-year period from May 2005 through April 2006. For such one-year period, the Company has also agreed to pay Mr. Holm’s housing costs in Budapest in the amount of $30,000 as well as certain travel expenses incurred by Mr. Holm in the amount $14,000 to enable Mr. Holm to commute back to his home in Denmark. The Company also agreed to pay TDC EUR 51,783 (approximately $66,000 at September 30, 2006) to reimburse TDC for the costs incurred by TDC for the payments to Mr. Holm of a start-up bonus and a performance bonus for 2005. For the period beginning May 1, 2006, the Company has agreed to pay TDC EUR 37,000 (approximately $47,000 at September 30, 2006 exchange rates) per month for the costs incurred by TDC in compensating Mr. Holm. The Company will remain responsible for the rental costs of Mr. Holm’s apartment in Budapest (approximately $3,000 per month at September 30, 2006 exchange rates). Beginning with 2006, the Company will reimburse TDC for bonus compensation paid to Mr. Holm only if the bonus is calculated based on performance criteria established by the Company’s Board of Directors and the bonus amount is approved by the Company’s Board of Directors prior to payment based on its evaluation of Mr. Holm’s performance against such criteria.

For Mr. Wurtz, the Company has agreed to pay TDC EUR 208,815 (approximately $265,000 at September 30, 2006 exchange rates) for the costs incurred by TDC in compensating Mr. Wurtz for the 11 month period from June 2005 through April 2006. For such eleven-month period, the Company has also agreed to pay Mr. Wurtz’s housing costs in Budapest in the amount of $28,000. The Company also agreed to pay TDC EUR 34,409 (approximately $44,000

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

at September 30, 2006 exchange rates) to reimburse TDC for the costs incurred by TDC for the payments to Mr. Wurtz of a start-up bonus and a performance bonus for 2005. For the period beginning May 1, 2006, the Company has agreed to pay TDC EUR 18,000 (approximately $23,000 at September 30, 2006 exchange rates) per month for the costs incurred by TDC in compensating Mr. Wurtz. The Company will remain responsible for the rental costs of Mr. Wurtz’s apartment in Budapest (approximately $3,000 per month at September 30, 2006 exchange rates). Beginning with 2006, the Company will reimburse TDC for bonus compensation paid to Mr. Wurtz only if the bonus is calculated based on performance criteria established by the Company’s Board of Directors and the bonus amount is approved by the Company’s Board of Directors prior to payment based on its evaluation of Mr. Wurtz’s performance against such criteria.

The Company and TDC have not reached any definitive agreements regarding the services of Messrs. Holm and Wurtz yet and the Company will not make any payment until definitive agreements have been executed.

In addition to the services of Messrs. Holm and Wurtz, three employees of TDC have performed financial budgeting and forecasting services for the Company and one TDC employee shall continue to do so through the end of 2006. The Company has reached an agreement in principle with TDC to pay TDC DKK 735,085 (approximately $125,000 at September 30, 2006 exchange rates) for such services, of which DKK 492,708 (approximately $84,000 at September 30, 2006 exchange rates) has been accrued for as of September 30, 2006 for services rendered through September 30, 2006. The Company and TDC have not reached any definitive agreement regarding such services yet and the Company will not make any payment until a definitive agreement has been executed.

Some employees of TDC have also provided services for the Company in connection with various strategic projects. The Company has reached an agreement in principle with TDC to pay TDC DKK 1,093,050 (approximately $186,000 at September 30, 2006 exchange rates) for such services. The Company and TDC have not reached any definitive agreement regarding such services yet and the Company will not make any payment until a definitive agreement has been executed.

The Company has a bilateral agreement with TDC and a subsidiary of TDC (TDC Switzerland), through its subsidiary PanTel, to send and receive wholesale voice traffic. For the three months ended September 30, 2006 the Company had net revenues amounting to $0.4 million, and for the three months ended September 30, 2005, net costs of less than $0.1 million, related to the bilateral agreement. For the nine months ended September 30, 2006 and 2005, the Company had net revenues amounting to $0.9 million and $0.4 million, respectively, related to the bilateral agreement.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Currency Exchange Rate Risks

We are exposed to various types of risk in the normal course of our business, including the risk from foreign currency exchange rate fluctuations. Our operations, including approximately 95% of net revenues and approximately 80% of operating expenses, are Hungarian forint based. Therefore, we are subject to exchange rate risk with respect to our non-Hungarian forint denominated expenses, primarily euros and U.S. dollars, due to the variability between the Hungarian forint and the euro and U.S. dollar. Due to our limited exposure with respect to non-Hungarian forint denominated expenses, we have not entered into any agreements to manage our foreign currency risks related to such expenses but we continue to monitor the exchange rate risk related to such expenses.

We are also exposed to exchange rate risk since we have debt obligations in euros and U.S. dollars. If the Hungarian forint weakens in the currency exchange markets versus the U.S. dollar or euro, we would have to generate more revenue in Hungarian forints to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 252.73 as of December 31, 2005 to 273.49 as of September 30, 2006, an approximate 8% depreciation in the value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate changed from 213.58 as of December 31, 2005 to 215.74 as of September 30, 2006, an approximate 1% depreciation in the value of the Hungarian forint versus the U.S. dollar.

Our policy is to consider utilizing foreign exchange rate hedging instruments or purchases of euros and U.S. dollars in advance in order to reduce our exposure to exchange rate risks associated with cash payments in euros and dollars under our debt obligations. We did not have any open foreign currency hedging instruments at September 30, 2006 or 2005. Our policy requires that counterparties to any hedging instrument be large and creditworthy multinational commercial banks, which are recognized market makers.

Given our euro and U.S. dollar denominated debt obligations, exchange rate fluctuations can have a significant impact on our financial statements in connection with foreign exchange gains/losses and the resulting debt balances.

For example, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by $7.8 million assuming that the U.S. dollar/forint rate did not change. A 5% change in the Hungarian forint/U.S. dollar rate along with a 5% change in Hungarian forint/euro rates would result in a $7.4 million to $8.2 million increase in the debt balance or a decrease of $7.4 million to $8.2 million.

Interest Rate Risks

We are exposed to interest rate risks because our outstanding U.S. dollar denominated debt obligation accrues interest at a variable rate tied to market interest rates. The interest rate on the U.S. dollar denominated obligation is based on USD LIBOR. If a 1% change in USD

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

LIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.3 million annually based upon our September 30, 2006 U.S. dollar denominated debt level. We evaluate market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates.

As required by our credit agreement, we have entered into interest rate swap agreements whereby we have exchanged 100% of the variable interest rate on our euro denominated debt for a fixed rate. The swap agreements are valid until December 31, 2010.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive and Chief Financial Officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon and as of the date of that evaluation, our Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures were effective.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Legal Proceedings

In our 2005 Annual Report on Form 10-K we reported that we had initiated legal proceedings in March 2005 against Fazis, a Hungarian contractor, in the Budapest, Hungary Metropolitan Court seeking HUF 3.5 billion (approximately $16.2 million at September 30, 2006 exchange rates) for a debt that Fazis owed us. In October 2006, the court ruled in our favor and Fazis has been ordered to pay us HUF 3.5 billion (approximately $16.2 million at September 30, 2006 exchange rates) plus interest from 1999. However, we do not expect to collect anything from Fazis given their financial condition. We initiated these legal proceedings as part of a contractual dispute with Fazis in which Fazis initiated legal proceedings against us. As previously reported, we have prevailed in those legal proceedings as well.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

(a)	None.

(b)	In 1999 we issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. At the end of the third quarter 2006, the preferred shares were held by TDC A/S. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of September 30, 2006, the total arrearage on the Preferred Shares was $730,000.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession (none)

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

4.1	Certificate of Incorporation and By-Laws of the Registrant (see exhibits 3(i) and 3(ii))

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

10. 1	Separation Agreement dated September 14, 2006 between Hungarian Telephone and Cable Corp. and William T. McGann

11	Statement re computation of per Share Earnings (not required)

15	Letter re unaudited interim financial information (not required)

18	Letter re change in accounting principles (none)

19	Report furnished to security holders (none)

22	Published report regarding matters submitted to vote of security holders (none)

24	Power of Attorney (none)

31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

November 8, 2006	By:	/s/ Torben V. Holm
Torben V. Holm
President and Chief Executive Officer

November 8, 2006	By:	/s/ William McGann
William McGann
Chief Financial Officer (Principal Accounting Officer,
Principal Financial Officer)

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits*

Exhibit No.	Description
10.1	Separation Agreement dated September 14, 2006 between Hungarian Telephone and Cable Corp. and William T. McGann

31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of William T. McGann, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	The other exhibits listed in the List of Exhibits in the Report on Form 10-Q have been incorporated by reference into such Report.