Form 10-K
period 2006-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2007-03-19
CIK 889949

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of March 12, 2007, 12,888,171 shares of the registrant’s Common Stock were outstanding, of which 4,672,782 were held by non-affiliates of the registrant. The aggregate market value of the registrant’s Common Stock held by nonaffiliates, computed by reference to the closing price of the Common Stock on the American Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $70.1 million. The exclusion of shares owned by any person from such amount shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

Documents Incorporated by Reference

Part III - Portions of the Registrant’s proxy statement for its 2007 Annual Meeting of Stockholders.

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

Average Revenue Per User (ARPU). The average revenue per user.

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

Carrier Selection (CS). The ability to select the telecommunications service provider for certain calls on a call-by-call basis, whereby a telecommunications service provider different from the default telecommunications service provider may be selected by the customer by dialing a prefix when making certain calls.

Carrier Pre-Selection (CPS). The ability to select the telecommunications service provider for certain calls on a pre-set basis so that the selected telecommunications service provider is the default telecommunications service provider on such calls without having to dial a prefix.

Central Office (CO). The site with the local telecommunications provider’s equipment that routes calls to and from customers. It also connects customers to Internet Service Providers and long distance carriers.

Churn. It represents the percentage of customers that disconnect or are terminated from service relative to the customer base.

Dark Fiber. Unused fiber optic cable. Fiber optic cables convey information in the form of light pulses so that “dark” fiber means that no light pulses are being sent over the fiber optic cable.

Dense Wavelength Division Mulitplexing (DWDM). A way of increasing the capacity of fiber optic networks. DWDM carries multiple colors of light, or multiple wavelengths on a single strand of fiber.

Digital Enhanced Cordless Telecommunications (DECT). A wireless standard based on time division multiple access technology used for wireless local loop systems.

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

Private Branch Exchange (PBX). Computerized on-site telephone systems located within an organization’s premises. They route calls both within an organization and from the outside world to people within the organization.

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

PART I

In this Form 10-K, all references to “$”, “USD” or “U.S. dollars” are to United States dollars, all references to “€”, “EUR” or “euros” are to the euro which is the currency of the European Monetary Union, all references to “HUF” or “forints” are to Hungarian forints which is the currency of the Republic of Hungary, and all references to DKK are to Danish kroner which is the currency of Denmark. Certain amounts stated in euros, forints and kroner herein have been also stated in U.S. dollars solely for the informational purposes of the reader, and should not be construed as a representation that such euro, forint or krone amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise stated or the context otherwise requires, such amounts have been stated at December 31, 2006 exchange rates. As of December 31, 2006, the euro/U.S. dollar middle exchange rate was approximately 0.758 euros per U.S. dollar, the forint/U.S. dollar middle exchange rate was approximately 191.62 forints per U.S. dollar and the krone/U.S. dollar middle exchange rate was approximately 5.65 kroner per U.S. dollar.

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Hungarian Telephone and Cable Corp. and its consolidated subsidiaries.

Item 1. Business.

Company Overview

Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant”) was incorporated in Delaware in 1992 as a holding company to acquire concessions from the government of the Republic of Hungary to own and operate local wireline telephone networks in Hungary as Hungary privatized its telecommunications industry. We have provided basic local wireline telephone services as the incumbent provider within three defined regions of Hungary since 1996 and long distance services to our customer base in these three defined regions since 2002. Our regions cover 668,000 people, representing approximately 7% of Hungary's population. We operate that business primarily through our Hungarian subsidiary, Hungarotel Tavkozlesi Zrt. (“Hungarotel”). Hungarotel is also a broadband and dial-up Internet Services Provider.

In order to expand our business in Hungary and the surrounding countries, we acquired PanTel Tavkozlesi Kft., a Hungarian company (“PanTel”). We purchased an initial 25% interest in PanTel in November 2004 and acquired the remaining 75% from Royal KPN NV, the Dutch telecommunications provider (“KPN”), in February 2005. PanTel is one of Hungary’s leading alternative telecommunications providers with a nation-wide fiber optic backbone telecommunications network linking every county in Hungary. PanTel provides voice, data and Internet services to businesses throughout Hungary in competition with other telecommunications service providers including Magyar Telekom Nyrt. (the formerly State-controlled monopoly telephone company, “Magyar Telekom") and Invitel Tavkozlesi Szolgaltato Zrt. (“Invitel”). PanTel provides, through another one of our subsidiaries PanTel Technocom Kft., telecommunications services to MOL (the Hungarian oil company) and operates and maintains various parts of MOL’s telecommunications network. PanTel also uses its network capacity to transport voice, data and Internet traffic on a wholesale basis for other telecommunications service providers and Internet Service Providers in Hungary. PanTel’s network crosses Hungary’s borders and, using a combination of owned and leased capacity, extends PanTel’s wholesale services into other countries of the Central and Eastern European region including Austria, Bosnia & Herzegovina, Bulgaria, Croatia, the Czech Republic, Macedonia, Romania, Serbia, Slovakia, Slovenia, Turkey and Ukraine. To service its customers’ global telecommunications needs, PanTel has interconnection agreements with several major international telecommunications service providers, which provide for interconnection at major international telecommunications hubs, including hubs in Frankfurt, London and Vienna.

Our strategy is currently focused on three key markets: the Mass Market; the Corporate Market; and the Wholesale Market.

The Mass Market consists of Hungarian residential and small office/home office (“SoHo”) customers, both inside Hungarotel’s three defined regions (“in-concession”) and outside Hungarotel’s three defined regions (“out-of-concession”). At the end of 2006, Hungarotel had approximately 125,000 telephone lines connected to its network to service its in-concession Mass Market customers. At the end of 2006, PanTel serviced approximately 44,000 telephone lines in the out-of-concession Mass Market through carrier selection, carrier pre-selection and local loop unbundling services.

The Corporate Market consists of Hungary’s large and medium-sized businesses and other institutional customers. At the end of 2006, PanTel had approximately 59,000 telephone lines in service in the Corporate Market, including approximately 7,000 carrier pre-selection telephone lines.

The Wholesale Market consists of other telecommunications service providers and Internet Service Providers in Hungary (“Domestic Wholesale”) and outside Hungary (“International Wholesale”) for whom PanTel transports voice, data and Internet traffic on a wholesale basis.

Substantially all of our assets are located in the Republic of Hungary. During 2006, 2005 and 2004, 72%, 74% and 100%, respectively, of our total revenue was derived from Hungary with the remaining revenue derived primarily from various countries in Central and Eastern Europe.

On January 8, 2007, we entered into a Stock Purchase Agreement with Invitel Holdings N.V. to indirectly acquire 99.98% of the outstanding shares of Invitel. The total consideration for the acquisition, including the assumption of net indebtedness on closing, is € 470 million (approximately $620 million) and will be comprised of new borrowings and the issuance of up to 1.1 million shares of our Common Stock (representing approximately 6.2% our outstanding Common Stock on a fully diluted basis) to certain members of Invitel’s current executive management team. The closing of the acquisition is subject to the satisfaction of customary closing conditions, including receipt of Hungarian and Romanian regulatory approvals, and is expected to close in the first half of 2007.

Invitel is the second largest wireline telecommunications service provider in Hungary. It is the incumbent provider in nine defined regions within Hungary, which cover 1.4 million people, representing approximately 14% of Hungary's population. At the end of 2006, Invitel had approximately 348,000 telephone lines connected to its network to service its in-concession Mass Market (316,000 telephone lines) and Corporate (32,000 telephone lines) customers. Like us, Invitel has expanded beyond its historical operating areas and now provides voice, data and Internet services in the remainder of Hungary. Invitel had €185.6 million (approximately $245 million) in revenue in 2006.

The Hungarian Operating Subsidiaries; the Parent Company

Hungarotel

We acquired the concession rights for local wireline telephone services in three defined regions from the Hungarian government for $11.5 million (at historical exchange rates) and purchased the existing telecommunications infrastructure, including 61,400 telephone access lines, from Magyar Telekom in 1995 and 1996 for $23.2 million (at historical exchange rates). The acquired telecommunications infrastructure was somewhat antiquated (manual exchanges and analog lines). We overhauled the existing infrastructure with a major capital expenditures program ($217 million through 2006 (at historical exchange rates)). The results of this investment are expanded and modern telecommunications networks in the three operating regions (“Bekes,” “Nograd” and “Papa/Sarvar,” each a “Hungarotel Operating Area” and together, the “Hungarotel Operating Areas”) deploying Siemens and Ericsson technology. Hungarotel was able to provide telephone service to customers who had waited years (in some cases, for over 20 years) for telephone service and offer modern telecommunications services beyond traditional voice service to all of its customers.

Hungarotel now owns and operates virtually all existing public telephone exchanges and local loop telecommunications network facilities in the Hungarotel Operating Areas and was, until the expiration of its exclusivity rights in 2002, the sole provider of non-cellular local voice telephone services in such areas. Hungarotel’s networks have the capacity, with only normal additional capital expenditures required, to provide basic telephone services to virtually all of the estimated 279,600 residences and 38,500 business and other institutional customers (including government institutions) within the Hungarotel Operating Areas.

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

In addition to local, domestic long distance, and international voice services, Hungarotel offers its customers data transmission and other value-added services, including broadband DSL Internet access and services, dial-up Internet access and services, voice mail, Internet Protocol-based voice services for international calls, leased line services, caller ID, call waiting, call forwarding, three-way calling, toll free calling services and audio text services.

The following table sets forth certain information as of December 31, 2006 with respect to each of the Hungarotel Operating Areas.

Area	Bekes	Nograd	Papa/Sarvar	Total
Population	391,700	147,900	128,400	668,000
Residences	166,900	62,400	50,300	279,600
Businesses (1)	23,100	8,900	6,500	38,500
Access Lines:
Residential	59,400	25,700	27,300	112,400
Business (2)	14,500	6,000	5,200	25,700
Total	73,900	31,700	32,500	138,100
Pay phones	695	334	294	1,323
Population Penetration (3)	18.9	21.4	25.3	20.7
Residential Penetration (4)	35.6	41.2	54.3	40.2

(1)	Represents Company estimates of business and other institutional customers or potential customers (including government institutions).
(2)	Represents Company estimates of customers which are businesses and other institutional customers (including government institutions), leased lines and pay phones. Includes ISDN equivalent lines. Approximately 13,000 of the business customers are in the Corporate Market and serviced by PanTel.

(3)	Population Penetration rate is defined as the number of access lines per 100 inhabitants.
(4)	Residential Penetration rate is defined as the number of residential access lines per 100 residences.

The following map shows the location within Hungary of the Hungarotel Operating Areas.

PanTel

PanTel was founded in 1998 by KPN, MAV Rt. (“MAV,” the Hungarian state railroad company) and KFKI Investment Ltd. (a Hungarian entity) to compete with Magyar Telekom, the former State-controlled telecommunications company which had a government-protected monopoly in the Hungarian domestic and international long distance wireline voice telecommunications market. Following a tender process, the Hungarian government awarded PanTel licenses to provide data transmission and other services that were not subject to Magyar Telekom’s government-protected monopoly rights for long distance voice services. In 1999, PanTel began building along MAV’s railroad rights-of-way what is now a 3,700 kilometer-long state-of-the-art fiber optic backbone telecommunications network. The network was built based on SDH/DWDM (synchronous digital hierarchy/dense wavelength division multiplexing) and Internet Protocol (“IP”) technology and can carry voice and data traffic on dedicated lines as well as voice and data over IP. PanTel’s nation-wide backbone network enables it to service customers throughout the entire country. PanTel also built metropolitan area networks, including a metropolitan area network covering Budapest, which networks connect to PanTel’s backbone network.

Until 2002 PanTel was only allowed to offer data and VoIP services in Hungary. When the Hungarian government ended Magyar Telekom’s monopoly rights for long distance voice services, PanTel was able to compete with Magyar Telekom and offer all modern telecommunications services including traditional voice services. Customers can now choose their provider on a call-by-call basis through carrier selection (by dialing a 4 digit prefix) or on an automatic continuing basis through carrier pre-selection. PanTel’s target market has been larger business customers with whom it can establish a direct high bandwidth fiber optic (fiber-to-the-premise) or a wireless point-to-point connection between the business customer’s premises and PanTel’s network. For these business customers, PanTel can meet all of the business customer’s wireline telecommunications requirements by providing all of the capacity and bandwidth that the customer needs as well as high standard voice and high speed Internet services. PanTel has the authorization and the necessary network to utilize the 1.5 and 3.5 GHz wireless frequency blocks which enable PanTel to service smaller and medium-sized business customers with lower traffic and bandwidth requirements by connecting them to PanTel’s backbone network with a wireless point-to-multipoint connection. For these customers, PanTel can provide high quality services without having to construct a direct physical connection to the business or lease an existing connection from another telecommunications service provider (through unbundling). See “-Summary of the Communications Act-Significant Market Power.”

In 2004 the Hungarian government took another step to increase competition in the telecommunications marketplace by implementing number portability. Customers are now free to switch telephone service providers and keep their existing phone numbers. Allowing customers, particularly business customers, to keep their phone numbers when they switch service providers took away one more hurdle to a competitive environment. PanTel is now able to compete primarily on price and service. PanTel can connect a new customer (switching service to PanTel) directly to the PanTel network by constructing a fiber optic or wireless connection to the customer’s premises or by using the existing connection of the customer’s former service provider under an interconnection or unbundling arrangement. See “-Summary of the Communications Act-Significant Market Power.”

Like Hungarotel, PanTel offers its business customers modern domestic and international telecommunications services over its high speed network and that of its international partners as well as the traditional voice services such as local calls and domestic and international long distance calls. PanTel also offers its business customers other services that businesses require including: high speed Internet access; data transport services including managed leased lines, ATM services, and frame relay services; virtual private networks; and Web Hosting. At the end of 2006, PanTel had approximately 59,000 telephone lines in service in the Corporate Market, including approximately 7,000 carrier pre-selection telephone lines.

In order to take advantage of PanTel’s strengths, including its brand name which was already established country-wide, we revised our Mass Market strategy in 2006 and now use PanTel as our provider of services to the out-of-concession Mass Market outside the Hungarotel Operating Areas. At the end of 2006, PanTel serviced approximately 44,000 telephone lines in the out-of-concession Mass Market through carrier selection, carrier pre-selection and local loop unbundling services.

PanTel is also a wholesaler and sells capacity and transport services on its network to other wireline and wireless telecommunications providers, cable television operators and Internet Service Providers. PanTel’s international network allows it to transfer voice, data and Internet traffic to and from Hungary.

The following commercial maps depict PanTel’s national and international networks.

BUDAPEST

London
Frankfurt
Prague
Kiev
Vienna
Bratislava
Chisinau
Maribor
Budapest
Ljubljana
Timisoara
Zagreb
Belgrade
Bucharest
Sarajevo
Podgorica
Sofia
Istanbul
Skopje
Athens

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

The Hungarian Telecommunications Market

Hungary has a population of approximately 10.1 million. As of December 31, 2006, there were over 3.2 million fixed telephone lines in service in Hungary, which represents approximately 33 fixed telephone lines per 100 inhabitants with about 66.4% of all Hungarian residences having a fixed telephone line. There were over 9.9 million wireless phones in service representing a penetration rate of approximately 99% of Hungary’s population.

The Parent Company

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

The Republic of Hungary

Hungary is located in Central Europe bordering on Austria, Slovenia, Croatia, Serbia, Romania, Ukraine and Slovakia. Six Western European capitals are within a one-hour flight. Its total area is approximately 93,000 square kilometers. It has approximately 10.1 million inhabitants, approximately 1.7 million of whom reside in Hungary’s capital, Budapest.

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

	Annual GDP % Growth Rate	Annual % Inflation Rate
1995	1.7	28.2
1996	1.3	23.6
1997	3.5	18.2
1998	5.0	14.5
1999	4.9	10.0
2000	5.3	9.8
2001	3.8	9.2
2002	3.5	5.3
2003	2.9	4.7
2004	4.0	6.8
2005	4.6	3.6
2006	3.9	3.9

The unemployment rate has decreased from 11.1% in 1995 to 7.5% in 2006.

Today Hungary is considered one of the most developed countries in Central and Eastern Europe. Since 2000, foreign direct investment, from countries around the world including the United States, the United Kingdom, Germany, Austria, the Netherlands, and Japan, has exceeded €13.6 billion (approximately $17.9 billion). The Hungarian government has undertaken increased efforts to create a positive and competitive business climate and infrastructure in order to attract investment capital. The Hungarian government is promoting Hungary as the logical regional hub for Central and Eastern Europe based on a knowledge-based economy, innovation and hi-tech industries. Hungary has seen increased investment in service and R&D centers as well as the electronics, automotive, IT, biotechnology, pharmaceutics, chemical and energy sectors of the economy. Foreign investors in Hungary include global companies such as Ericsson, ExxonMobil, Flextronics, GE, General Motors, GlaxoSmithKline, IBM, Microsoft, Nokia, Novartis, Oracle, Philips, Siemens, Volkswagen and Zoltek.

Hungary is a member of the European Union (“EU”), the North Atlantic Treaty Organization (“NATO”) and the World Trade Organization (“WTO”). Hungary’s current target date to adopt the euro as its currency is 2011.

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

In 1992, the Hungarian government divided the country into 54 primary telecommunications service areas in order to take some of the primary telecommunications service areas out of Magyar Telekom’s national network with respect to the provision of basic local wireline telephone services. Magyar Telekom was allowed to continue its monopoly in the provision of domestic and international long distance services through 2001. In 1993, the Hungarian government solicited bids for concessions to build, own and operate telecommunications networks in the 25 service areas which had been chosen to exit the Magyar Telekom system. The Hungarian government awarded 23 concessions out of the 25 that the Hungarian government solicited bids for. Holders of those 23 concessions today (each an “Incumbent Local Telephone Operator,” “ILTO,” and together the “ILTOs”) include: us (5 concession areas); Invitel owned by Mid Europa Partners, GMT Communications Partners and the management of Invitel (9 concession areas); Monor Communications Group (“Monortel”), part of Liberty Global, Inc., the global cable television operator based out of Colorado (NASDAQ:LBTYA) (1 concession area); and Magyar Telekom (8 concession areas). Magyar Telekom also retained the rights to service the 2 concession areas for which there were no successful bidders. Each of the ILTOs (including Magyar Telekom) received 25-year licenses to provide basic local wireline telephone services with exclusivity rights in their respective concession areas, which exclusivity rights all expired by the end of 2002. In addition to the fees paid to the government which aggregated approximately $80.0 million (at historical exchange rates), each of the non-Magyar Telekom ILTOs negotiated a separate asset purchase agreement with Magyar Telekom for each concession area’s existing basic telephone plant and equipment, which led to the transfer of approximately 260,000 access lines from a total of 1.2 million access lines in the Magyar Telekom system. Today Magyar Telekom’s basic local wireline telephone service areas cover approximately 72% of Hungary’s population and approximately 70% of its geographic area.

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

Wireless Services

In 1993, the Hungarian government awarded Westel (the predecessor to T-Mobile Hungary) and Pannon licenses to provide nation-wide digital wireless telephone services. Westel already had a license to provide analog wireless telephone services. T-Mobile Hungary is a part of Magyar Telekom and Telenor ASA (the Norwegian telecommunications company) owns 100% of Pannon.

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

Telecommunications services in Hungary are currently regulated by the Ministry of Economy and Transport of the Hungarian government (the “Ministry”) which is led by the Minister of Economy and Transport (the “Minister”). The National Communications Authority, a central administrative organization, reports to the Minister and the Hungarian government. The National Communications Authority is divided into two units: the Council of the National Communications Authority and the Office of the National Communications Authority. Hungarotel’s operating concessions for local wireline telephone services from the Hungarian government were originally governed by individual concession contracts which have been substantially superseded by subsequent legislation. Negotiations with the Minister to amend or terminate Hungarotel’s concession contracts are pending. See “- Summary of the Communications Act.”

The Hungarian Telecommunications Industry Today

Since 1994, the ILTOs, including Magyar Telekom, have spent over a billion U.S. dollars to build modern state-of-the-art telecommunications networks throughout Hungary. At the end of 2006, Magyar Telekom had approximately 2.644 million access lines connected to its telecommunications network, while Invitel, Monortel and Hungarotel (the other ILTOs) had approximately 348,000, 70,000 (estimated) and 138,000 access lines, respectively, connected to their local telecommunications networks. Hungarotel had 21 access lines per 100 inhabitants in its Hungarotel Operating Areas as compared to 33 access lines per 100 inhabitants in all of Hungary at the end of 2006.

In the domestic and international long distance market, other service providers have entered the market to compete with Magyar Telekom and PanTel. However, only Magyar Telekom and PanTel have nation-wide networks while Invitel has expanded its network out of its local service areas to a large part of Hungary.

At the end of 2006, T-Mobile Hungary had a wireless phone customer base of 4.4 million, while Pannon’s customer base was 3.4 million and Vodafone’s customer base was 2.1 million. The overall penetration rate for wireless service in Hungary was approximately 99% at the end of 2006. The Hungarian government awarded each of three incumbent wireless providers a Universal Mobile Telecommunications System (“UMTS” or “3G”) license in 2004 following a tender process. In late 2005, the three wireless carriers began rolling out their 3G service in Budapest. Since 2004, more than 50% of the total voice traffic market within Hungary has been handled by the 3 Hungarian wireless telephone service providers

In the Internet services market, all of the ILTOs are providing dial-up and broadband Internet service. There are also independent Internet Service Providers without telecommunications networks. Some of the cable television operators in Hungary are offering Internet services and UPC Hungary, the owner of the ILTO Monortel, and T-Kabel, a subsidiary of Magyar Telekom, have also introduced voice services over their cable television networks.

TDC

TDC A/S, formerly known as Tele Danmark A/S (together with its affiliates, “TDC”), owns 62% of our outstanding common stock (“Common Stock”) in the aggregate. Most of the remaining 38% of our outstanding Common Stock is held by the public and traded on the American Stock Exchange.

TDC, based in Copenhagen, Denmark, is the leading provider of communications solutions in Denmark, the second-largest telecommunications provider on the Swiss market and has a significant presence in the pan-Nordic market and in selected markets in Central Europe. In February 2006, Nordic Telephone Company ApS, a Danish entity owned by 5 private equity firms (“NTC”), completed its tender offer for the outstanding shares of TDC. NTC now owns over 87.9% of TDC.

At December 31, 2006, TDC had total assets of Danish Kroner 80.8 billion (approximately $14 billion) and shareholders’ equity of Danish Kroner 3.6 billion (approximately $637 million). For 2006, TDC had net income of Danish Kroner 3.44 billion (approximately $609 million) on net revenues of Danish Kroner 47.4 billion (approximately $8.4 billion).

As a result of certain agreements that we have entered into with TDC (the “TDC Agreements”), we have issued 2,579,588 shares of Common Stock to TDC. In 2002, TDC purchased 1,285,714 shares of Common Stock from a former stockholder of the Company. In 2004, TDC purchased an additional 1,383,544 shares of Common Stock and 18,000 shares of the Company’s preferred stock convertible into 180,000 shares of Common Stock that were held by another former stockholder of the Company. In 2005, TDC purchased, from another former stockholder of the Company, an additional 2,750,936 shares of Common Stock, warrants to purchase 2,500,000 shares of Common Stock, 12,000 shares of the Company’s preferred stock convertible into 120,000 shares of Common Stock, and notes issued by the Company in the principal amount of $25 million. As of March 12, 2007, TDC owned 62% of the outstanding Common Stock and 66% of the outstanding Common Stock on a fully diluted basis. The TDC Agreements provide TDC with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest of the outstanding Common Stock. See Notes 6, 7 and 15 in Notes to Consolidated Financial Statements, and see also Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Directors and Officers

The members of our current Board of Directors include: Jesper Theill Eriksen (Chairman), the President of TDC Mobile International, a business unit of TDC; Ole Steen Andersen, a member of the

Executive Committee and the Chief Financial Officer of Danfoss A/S, a Danish company; Ole Bertram, our former President and Chief Executive Officer; Robert R. Dogonowski, a director in TDC’s Corporate Business Development department; Jens Due Olsen, an Executive Vice-President and the Chief Financial Officer of GN Store Nord A/S, a Danish company; Carsten Dyrup Revsbech (Vice-Chairman), the Chief Financial Officer of TDC Mobile International; John B. Ryan, a retired financial consultant; and Henrik Scheinemann, a Vice-President of TDC Mobile International. Our executive officers are Torben V. Holm, President and Chief Executive Officer; Steven Fast, Chief Financial Officer; Peter T. Noone, General Counsel and Secretary; Tamas Vagany, Chief Commercial Officer (Domestic); and Alex Wurtz, the head of our Corporate Business Development. Messrs. Holm, Fast, Vagany and Wurtz comprise the Executive Committee of management.

The Hungarotel Operating Areas

The following is a brief description of each of the Hungarotel Operating Areas:

Bekes

Our Bekes operating region encompasses the southern portion of Bekes County, which borders Romania. The Bekes operating region is comprised of 75 municipalities and has a population of approximately 391,700 with an estimated 166,900 residences and 23,100 business and other potential customer (including government institutions). Bekes is the most intensively cultivated agrarian region in Hungary and produces a substantial portion of Hungary’s total wheat production. Industry, generally related to food processing, glass and textile production, is also a strong employer in the region. Foreign investors in the operating region include Owens-Illinois of the United States and a number of European manufacturers. The region is also a center for natural gas exploration and production. As of December 31, 2006, we had 73,900 access lines connected to our network in the Bekes operating region. Our network in the Bekes operating region utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Nograd

Our Nograd operating region is comprised of 76 municipalities in the eastern portion of Nograd County, which borders Slovakia. The Nograd operating region has a population of approximately 147,900 with an estimated 62,400 residences and 8,900 business and other potential customers (including government institutions). The principal economic activities in the Nograd operating region include light manufacturing, tourism, some coal mining and agriculture. Foreign investors in the region include the Italian-owned dairy producer, Sole, and the German company, Paramount Glass. The Nograd operating region’s proximity to Budapest, 1.5 hours by car, and its many cultural attractions makes it a desirable weekend and tourist destination. As of December 31, 2006, we had 31,700 access lines connected to our network in the Nograd operating region. Our network in the Nograd operating region utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Papa/Sarvar

Our Papa/Sarvar operating region is composed of 114 municipalities located in the counties of Veszprem and Vas. The population of the Papa/Sarvar operating region is approximately 128,400 with an estimated 50,300 residences and 6,500 business and other potential customers (including government institutions). The portion of the Papa/Sarvar operating region in Veszprem County is relatively underdeveloped economically with the principal economic activities centered around light industry, appliance manufacturing, agriculture and forest products. Foreign investors in Veszprem County include Electricité de France. The principal economic activities in the portion of the Papa/Sarvar operating region located in Vas County include heavy manufacturing and assembling, agriculture and tourism. Significant employers in Vas County include: Linde (a German natural gas distributor); Flextronics (an electronics components assembler); and Saga (a British-owned poultry processor). As of December 31, 2006, we had 32,500 access lines connected to our network in the Papa/Sarvar operating region. Our network in the Papa/Sarvar operating region utilizes a combination of a conventional build, fiber optic and wireless local loop technology.

Network Design

Hungarotel has versatile modern telecommunications networks which substantially replaced the antiquated systems purchased from Magyar Telekom. The networks provide many of the technologically advanced services currently available in the United States and Western Europe. Most of Hungarotel’s networks are based on digital hosts and remotes with fiber optic rings and copper feeder and distribution. Such a distribution system is the conventional system used in the United States and Western Europe. Telecommunications services are transmitted to the home through twisted pair copper wire telephone cable. We have replaced all manually operated local battery and common battery cord type switchboards purchased from Magyar Telekom and have replaced all of the analog switching systems with digital technology in order to provide the latest features and services. Hungarotel’s conventional networks have been designed to employ an open architecture, generally using Synchronous Digital Hierarchy (“SDH”) technology for system resilience. Hungarotel’s networks are designed to provide voice and high speed data services. We believe that the flexible design of Hungarotel’s conventional networks allows us to readily implement new technologies and provide enhanced or new services. Hungarotel’s switches in its conventional networks allow it to connect to networks operated by the other ILTOs, and the long distance carriers such as Magyar Telekom and PanTel in order to route voice and data transmissions.

PanTel built a nation-wide state-of-the-art fiber optic backbone network based on SDH/DWDM and Internet-Protocol technology linking every county in Hungary. The network provides fiber optic access to every major city within each Hungarian county. Within these cities PanTel has microwave access networks which cover up to a 20 to 30 kilometer range around each city. PanTel’s network enables it to provide all of its customers’ capacity and bandwidth requirements for voice, data and Internet transmission. PanTel built a metropolitan area network in Budapest, which network connects to the PanTel backbone network allowing PanTel access to Hungary’s capital. PanTel has city-wide coverage in Budapest with point-to-point and 3.5 GHz point-to-multipoint wireless systems.

In some areas, when geographic conditions make it more feasible, Hungarotel is utilizing a wireless network technology based upon the Digital Enhanced Cordless Telecommunications (“DECT”) system which interfaces radio technology to fiber-optic, digital microwave, or fixed copper networks. Hungarotel is deploying a fiber optic cable to the node in the same fashion as in a conventional network build-out. At each node, we have constructed a radio base station (“RBS”), rather than switching to twisted pair copper wire distribution to the home. Each RBS has the capacity to provide service to between 60 and 600 customers. As additional customers are brought onto the network, we will install a transceiver unit at the customer’s premises. Such transceiver’s operating software is digitally encrypted so that it will operate only with its supporting RBS. A conventional telephone jack is then installed in the customer’s household near an electrical outlet which is used to power the transceiver unit. The customer then uses a conventional phone to make outgoing and receive incoming calls. The DECT-based wireless local loop system provides the same type and quality of services as a conventional telephone network (except for DSL service), including such services as voice mail, call forwarding and call blocking. When an expedited connection is required, the DECT system can connect the customer quickly while a wireline connection is being constructed.

PanTel is deploying a wireless connection to certain businesses with much more bandwidth capacity than Hungarotel’s wireless system. Rather than deploying a fiber optic connection to the business’s premises, PanTel can use its wireless 3.5 GHz frequency band. This enables lower traffic and bandwidth customers (smaller and medium-sized businesses) to be connected to the PanTel backbone network.

We have interconnection arrangements in place with the other significant Hungarian wireline telecommunications service providers and all three Hungarian wireless providers. PanTel’s network also crosses Hungary’s borders and extends into other countries in the Central and Eastern European region including Austria, Bosnia & Herzegovina, Bulgaria, Croatia, the Czech Republic, Macedonia, Romania, Serbia, Slovakia, Slovenia, Turkey and Ukraine. To service our customers’ global telecommunications needs, PanTel has interconnection agreements with several major international telecommunications service operators which provide for interconnection at major international telecommunications hubs, including Frankfurt, London and Vienna.

Network Administration

Both Hungarotel and PanTel continually monitor their networks with modern technology to ensure uninterrupted and high quality service. Both entities are able to evaluate and respond promptly and appropriately to any network failures.

The Market/Tariff and Fee Structure

Background

The ILTOs, including Hungarotel, Invitel and Magyar Telekom, had government-protected exclusivity rights to provide local wireline voice services in their concession areas, which exclusivity rights expired by the end of 2002. Magyar Telekom also had exclusive rights to provide wireline long distance voice services throughout Hungary, which rights expired at the end of 2001. While competition was officially sanctioned in both the local and long distance voice markets prior to the adoption of the Communications Act, it took the enactment and implementation of the Communications Act to accelerate competition, particularly the introduction in 2004 of number portability and the revision of regulations regarding carrier selection, carrier pre-selection and the requirement for the ILTOs to provide network access and local loop “unbundling” which allows third party service providers to use the ILTOs’ networks to compete with the ILTOs. These changes, along with the vigorous enforcement of such regulations by the Hungarian regulators, have truly stimulated competition. See “-Summary of the Communications Act.”

A Hungarian customer may now pre-select a telecommunications service provider to provide (i) local and domestic long distance service and (ii) international service. A customer may choose the same service provider to provide both (i) local and domestic long distance service and (ii) international service. Therefore, while Hungarotel, Magyar Telekom and the other ILTOs still retain their rights to provide telecommunications services, they are subject to competition in their home markets from each other and from new entrants into the market. Competitors can enter these markets either by building out their own networks (an overbuild) or by using the existing network of the ILTO through either interconnection or an unbundling agreement. See “-Summary of the Communications Act-Significant Market Power.”

With the stated goal of further promoting competition and getting interconnection rates in line with EU rates, the Hungarian government has required the ILTOs to significantly reduce their interconnection rates in 2004, 2005 and 2006. This makes it easier for a competitor to enter one of the Hungarotel Operating Areas and take a customer away from Hungarotel while using Hungarotel’s network to service that customer. That service provider can now provide the customer with local and long distance services with a minimal investment. That competitor could use Hungarotel’s connection to the customer to service outgoing calls and pay a per minute interconnection fee to Hungarotel. In this case, Hungarotel would still receive a monthly subscription fee from the customer for supplying the line connection to the premises. Conversely, Hungarotel and PanTel can go into markets outside of the Hungarotel Operating Areas and compete with the ILTO using that ILTO’s network. See “-Summary of the Communications Act-Significant Market Power.”

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

Measured Service

Hungarotel has two basic rates for outgoing calls, peak and off-peak, for each of local and domestic long distance calls and calls to Hungarian wireless phones within Hungary. All of Hungarotel’s rate packages include a set amount of calling minutes within the package. The rates for outgoing international long distance calls are based solely on the country called and do not depend on the time of day that the call is made. In response to regulatory and market pressures, in 2005 Hungarotel increased the number of available rate packages and rebalanced its tariff structure to increase the monthly subscription fees and decrease the variable rate fees for measured service. PanTel derives fees from measured service as well from both its Mass Market and Corporate Market customers. PanTel has competitive peak and off-peak set tariffs but also negotiates special customized rate plans, including “bundled” packages of services, for most of its larger business customers who generate a significant volume of traffic. The measured service fee scheme is summarized below.

Local Calls - For all local calls between its customers within a Hungarotel Operating Area, Hungarotel retains all of the revenues associated with the call. For PanTel's Mass Market and Corporate Market customers, local calls to non-Company customers require the payment of a per minute interconnection fee to the telecommunications service provider of the recipient for completing the call.

Outgoing Domestic and International Long Distance Calls (Non-LLU, Non-Carrier Selection and Non-Carrier Pre-Selection Customers) - For calls between our customers, we have the capability to carry the call from the calling party to the receiving party entirely over our telecommunications networks. For such calls, we keep the entire revenue collected from our customers. For domestic calls initiated by one of our customers to another service provider’s customer, we have the network capability to deliver the call to the local telecommunications network containing the party receiving the call. In such cases, we collect a fee for the domestic long distance call from our customer and pay a per minute interconnection termination fee to the telecommunications provider completing the call. Prior to our acquisition of PanTel, Hungarotel had to, in some cases, arrange for either Magyar Telekom or PanTel to transport the call to the local telecommunications network containing the party receiving the call. Today, PanTel can transport all of these calls. For international calls, we have to transfer the call to one of our international service partners for completion. We must then pay, directly or indirectly, a per minute termination fee to the telecommunications provider completing the call, and, in some cases, a per minute transmission fee to the telecommunications provider who transports the call from our network to the local telecommunications network of the telecommunications provider who completes the call. With PanTel’s international network, we can deliver the calls to various countries in the Central and Eastern European region. For other calls, we can use PanTel’s network and transfer the calls for completion to one of our international partners at one of the major international telecommunications hubs, including Frankfurt, London or Vienna.

Outgoing Domestic and International Long Distance Calls (LLU, Carrier Selection and Carrier Pre-Selection Customers - For calls between our customers, we have the capability to carry the call from the calling party to the receiving party entirely over our telecommunications networks. For such calls, we keep the entire revenue collected from our customers but have to pay the ILTO that owns the connection to our customer either a per minute interconnection fee (carrier selection and carrier pre-selection customers) or a monthly fee (LLU customers). For domestic calls initiated by one of our customers to another service provider’s customer, we have the network capability to deliver the call to the local telecommunications network containing the party receiving the call. In such cases, we collect a fee for the domestic long distance call from our customer and pay a per minute interconnection termination fee to the telecommunications provider completing the call in addition to the per minute interconnection fee or monthly fee to the ILTO that owns the connection to our customer. For international calls, we have to transfer the call to one of our international service partners for completion. We must then also pay, directly or indirectly, a per minute termination fee to the telecommunications provider completing the call, and, in some cases, a per minute transmission fee to the telecommunications provider who transports the call from our network to the local telecommunications network of the telecommunications provider who completes the call. See “-Summary of the Communications Act-Significant Market Power.”

Incoming Domestic and International Long Distance Calls - For domestic and international long distance calls to one of our customers from customers of other service providers, we receive a per minute interconnection fee for completing the call. For our carrier selection and carrier pre-selection customers, we do not receive any fees for incoming calls. Hungarotel’s fees for completing these calls are regulated. See “-Summary of the Communications Act-Significant Market Power.”

Wireless Calls - Our networks directly interconnect with the three Hungarian wireless phone carriers’ networks. For calls by our customers to Hungarian wireless phones, we must pay a per minute fee to the wireless carrier for completing the call. The fees charged by the Hungarian wireless phone carriers for terminating calls are regulated. The prices charged for Hungarian wireless phone calls to our customers are unregulated and set by the wireless carriers. The wireless carriers pay us a per minute interconnection fee for completing wireless calls to our customers. For our carrier selection and carrier pre-selection customers, we do not receive any fees for incoming calls from wireless phones. Hungarotel’s fees for completing these calls are regulated while PanTel’s fees are not. See “-Summary of the Communications Act-Significant Market Power.”

Internet Services - Hungarotel provides dial-up and broadband DSL Internet services to its Mass Market customers. For dial-up Internet service, Hungarotel charges its Internet customers for both the telephone usage and the Internet usage. Hungarotel offers its dial-up Internet customers monthly packages consisting of a flat monthly discounted fee for the telephone and Internet usage for a fixed amount of monthly hours with variable telephone and Internet charges for Internet usage beyond the monthly limit. Lower usage dial-up Internet customers can pay a per hour fee for telephone and Internet usage without a monthly fee. For the broadband DSL Internet service, Hungarotel charges a combined monthly fee for both the high-speed access and the Internet service for an unlimited amount of time. When a third party Internet Service Provider provides Internet service to a Hungarotel customer, Hungarotel receives monthly access and usage fees from the third party Internet Service Provider plus, in the case of dial-up Internet service, variable fees from its telephone customer for the telephone usage which fees have to be shared with the third party Internet Service Provider. PanTel offers similar packages of dial-up and broadband DSL Internet service to the Mass Market outside the Hungarotel Areas but pays access charges to the ILTOs. See “-Summary of the Communications Act-Significant Market Power-Internet Service.” PanTel provides high speed Internet access to its Corporate Market customers at set prices or, in some cases, as part of a customized bundled service package.

Subscription Fees

Hungarotel collects a monthly subscription fee from its customers. Hungarotel has multiple pricing packages to choose from with each package containing different monthly subscription fees, different rates for the measured service per minute fees, and different amounts of “free” minutes included within the monthly subscription fee. In 2005 Hungarotel increased the number of available rate packages and rebalanced its tariff structure to increase the monthly subscription fees and decrease the variable rate fees for measured service. For PanTel's Mass Market customers, it receives a subscription fee only when it is a LLU customer, for which PanTel leases the line to its customer on a monthly basis from the ILTO. Dependent upon the terms of agreement for service, PanTel may charge its Corporate Market customers a subscription fee. See “-Summary of the Communications Act-Significant Market Power” and “-Price Regulation.”

Connection Fees

Both Hungarotel and PanTel charge their Mass Market customers connection fees upon initiation of service. Occasionally, Hungarotel and PanTel offer special promotions on the connection fees. Dependent upon the terms of agreement for service, PanTel may charge its business customers in the Corporate Market a connection fee. See “-Summary of the Communications Act-Price Regulation.”

Other Operating Revenue

We supply private line service (point-to-point and point-to-multi-point), virtual private networks and other services primarily to the Corporate Market. We generate additional revenues from the provision of value-added services, including ISDN, voice mail, call waiting, call forwarding, and three-way calling, as well as through the sale and rental of telephone equipment.

Wholesale Services

PanTel provides wholesale telecommunications services, which includes transporting voice, data and Internet traffic for other telecommunications service providers, cable television operators and Internet Service Providers. PanTel also provides leased line services to this market. For example, PanTel provides transport services to the Hungarian wireless providers as well as cable television operators that have begun offering voice services. PanTel also provides transport services for Hungarian Internet Service Providers, including cable television operators providing Internet services. With its international network and international partners, PanTel can transport voice, data and Internet traffic into, and out of, Hungary for, and to, its international partners.

Strategy

Due to statutory and regulatory developments, competitors are no longer hindered by historical barriers to entry. With intense competition fully in place in Hungary resulting from market and regulatory forces, we face new opportunities and challenges. We believe that such factors as pricing, customer service and bundling of product offerings are the key factors in maintaining or increasing market share. Our goal is to provide the broadest array of telecommunications services with exceptional quality and service at reasonable prices by becoming the most efficient full service telecommunications provider in Central and Eastern Europe. Our strategy is currently focused on three key markets: the Mass Market; the Corporate Market; and the Wholesale Market.

Mass Market. The Mass Market consists of Hungarian residences and small office/home office (“SoHo”) (generally with 10 employees or less) customers. Hungarotel provides services to the Mass Market within the Hungarotel Operating Areas (“in-concession”), while PanTel provides services to the Mass Market outside the Hungarotel Operating Areas (“out-of-concession”).

“In-Concession” - Hungarotel is the dominant ILTO in the Hungarotel Operating Areas competing against other wireline service providers, wireless service providers, resellers, and the cable television providers that are now competing with telephone services in the Hungarotel Operating Areas. Due to increased competition and regulatory mandated changes to Hungarotel’s tariff structure, Hungarotel lost a significant amount of customers in 2005. In 2006, in an effort to stabilize the losses in its customer base, reconnect lost customers, and acquire new customers, Hungarotel (i) revamped its sales force; (ii) refocused its efforts on customer service; and (iii) restructured its product offerings with highly competitive pricing packages, special packages to reconnect disconnected customers, and discounted prices for broadband DSL Internet service. Hungarotel’s goal was to transition its customers away from lower-priced subscription packages which contained higher variable usage charges to higher-priced subscription packages which contain more variable minutes included in the base subscription fee. As a result of its efforts, Hungarotel stabilized the losses in its customer base to below national averages, transitioned more of its customers over to the higher-priced subscription packages which have a higher ARPU, significantly increased its broadband DSL Internet service penetration rate, and improved its customer satisfaction ratings.

Hungarotel continues to capitalize on its brand awareness in the in-concession Mass Market by marketing itself as the known service provider that has brought modern telecommunications services to the cities and villages of the Hungarotel Operating Areas at fair prices with exceptional customer service. Hungarotel’s marketing efforts include advertising on radio and television, door-to-door marketing, newspaper advertising, participation in local trade shows, direct mail, community meetings, billboard advertising and sponsorships. Since many Hungarians prefer face-to-face personal marketing, Hungarotel is leveraging the benefits of having a customer service center in each Hungarotel Operating Area to give personal demonstrations.

One of our goals is to generate more revenue from Internet services, specifically broadband DSL Internet service, to compensate for the lost revenue from voice services. The Hungarian government is promoting Hungary as the logical regional hub for Central and Eastern Europe based on a knowledge-based economy, innovation and hi-tech industries. As part of this effort, the Hungarian government has been promoting the use of the Internet throughout Hungary. Most schools have Internet access and an estimated 40% of Hungarian residences have a computer. An estimated 23% of Hungarian households have broadband Internet access. While Hungary’s Internet access is currently at the low end of the EU spectrum, the percentage of Internet users with broadband access is high compared to Western Europe where a large dial-up Internet access base set the stage for widespread broadband adoption. But Hungary has adopted an “Internet to All” 10-year program to be funded, in part, with funds from the EU. Hungary has also adopted a National Broadband Strategy to increase broadband Internet access. While the Internet penetration for the Hungarotel Operating Areas is lower than Hungary as a whole, we believe that both dial-up and broadband Internet access are long-term growth industries in Hungary as the Hungarian economy progresses within the EU. Internet growth can generate additional telecommunications revenue. We are continuing to offer innovative incentives to increase the Internet services penetration rate in the Hungarotel Operating Areas and throughout Hungary, including special introductory rates for broadband DSL Internet access. See “-Summary of Communications Act-Significant Market Power-Internet Service.”

“Out-of-Concession” - To compensate for the loss of customers in the Hungarotel Operating Areas due to increased competition, we have intensified our efforts to compete in the Mass Market outside the Hungarotel Operating Areas. During 2006, we initiated a large scale effort to brand PanTel as a country-wide telecommunications provider to the Mass Market. With the PanTel brand name already well established throughout Hungary as the key competitor to Magyar Telekom and Invitel in the Corporate Market, we believe that PanTel can successfully transfer this brand awareness to the Mass Market outside the Hungarotel Operating Areas.

In the more concentrated parts of Hungary, we are using PanTel’s nation-wide network to support our plan to use parts of the networks of the other ILTOs (including the “last mile connection”) through unbundling arrangements to offer voice and broadband DSL Internet services to the Mass Market. In an “unbundling of the local loop,” PanTel rents the “last mile connection” to the customer from the ILTO for a regulated monthly fee. PanTel then has to make a capital investment at the local point of presence enabling PanTel to offer voice and broadband DSL Internet services. PanTel receives a monthly subscription fee for telephone service, variable fees for telephone call usage, and a monthly fee for the broadband DSL Internet connection. See “-Summary of the Communications Act-Significant Market Power.”

For the remaining parts of Hungary outside the Hungarotel Operating Areas, we utilize the networks of the other ILTOs to offer voice and dial-up Internet services to carrier selection customers and voice, dial-up Internet, and, in some cases, broadband DSL Internet services to carrier pre-selection customers. For carrier selection and carrier pre-selection customers, PanTel makes a minimal capital investment, smaller than for “unbundling”. But instead of renting the “last mile connection” from the ILTO for a monthly fee, PanTel pays the ILTO a variable, regulated, minute-based interconnection fee for the calls made by its customers. For carrier selection and carrier pre-selection Internet customers, PanTel must pay the ILTO additional fees. PanTel’s customer then pays PanTel variable fees for the voice telephone usage and fees for Internet service. The customer still pays a monthly subscription fee to the ILTO. See “-Summary of the Communications Act-Significant Market Power.”

We believe that PanTel can increase its penetration of these markets by challenging the ILTOs on service and price. With carrier choice and number portability, we believe that customers are receptive to switching service providers given competitive packages from alternative service providers.

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

Corporate Market. We are continuing to build on the reputation that PanTel has developed in Hungary as the most competitive alternative to Magyar Telekom in the Corporate Market (which includes other institutional customers and government institutions). We are continuing to market PanTel throughout Hungary as an efficient, high quality alternative to Magyar Telekom with excellent pricing plans. PanTel will continue to offer innovative bundled product offerings at competitive prices. We expect PanTel’s nation-wide marketing, supplemented by a personalized sales effort, will give PanTel the opportunity to continue to increase its market share in a more liberalized telecommunications market.

For the larger customers in this market, PanTel will still establish direct connections to the PanTel backbone network through either a high bandwidth fiber optic (fiber-to-the-premise) or wireless point-to-point connection between the business customer’s premises and PanTel’s network. For the smaller customers, PanTel can connect these customers to PanTel’s backbone network with a wireless point-to-multipoint connection. PanTel can also reach other customers in this market by using the “last mile” connection of the ILTOs through unbundling and interconnection.

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

Wholesale Market. In the Hungarian market, we are continuing to leverage PanTel’s modern backbone telecommunications network to make PanTel the provider of choice in the wholesale market by selling capacity on its network to other service providers for the national and international transmission of their voice, data and Internet traffic. PanTel has business relationships and interconnection arrangements with all 3 of Hungary’s wireless telephone providers and many Internet Service Providers. PanTel is increasing its business with cable television operators and transporting their traffic as they increase their VoIP and Internet services business. Outside of the Hungarotel Operating Areas, PanTel has established agreements with cable television operators to support their business as they begin to offer VoIP and Internet services. We believe that PanTel’s ability to offer large bandwidth capacity and dark fiber at competitive prices makes it an attractive choice in the wholesale market.

Internationally, we continue to use the PanTel network as a bridge between Eastern and Western Europe, providing transport services in and out of Hungary, Austria, Bulgaria, Croatia, the Czech Republic, Romania, Serbia, Slovakia, Slovenia, and Ukraine. In 2006 PanTel expanded its reach by providing among the first competitive connections (other than through the home country’s monopolistic telephone company) to Turkey, Macedonia and Bosnia & Herzegovina. With its expanding network in Central and Eastern Europe and its international partners, PanTel is well positioned to capitalize on the growth in telecommunications services in the region. PanTel has established business relationships with numerous wireless telephone providers, incumbent wireline telecommunications service providers, Internet Service Providers and alternative telephone providers for the transport of their voice, data and Internet traffic. PanTel is also establishing relationships with cable television providers throughout the Central and Eastern European region to support their efforts as they enter the voice and Internet services markets.

Strategic Opportunities. The Company will continue to review its options with respect to any merger or strategic alliance possibilities that may enable the Company to increase its presence in the Hungarian telecommunications marketplace. The Company will also continue to pursue alternatives for offering wireless phone service.

Competition

The largest competitor in the telecommunications marketplace is Magyar Telekom, which is the incumbent local telephone operator in local service areas covering approximately 70% of Hungary. Magyar Telekom has a country-wide fiber optic network and is the largest wireline domestic and international long distance carrier. Magyar Telekom is also the largest Internet Service Provider and wireless telephone carrier in Hungary. It is the second largest cable television operator in Hungary. Magyar Telekom has re-branded its product lines along the “T” brand name: T-Com (wireline telephone services); T-Mobile (wireless telephone services); T-Online (Internet Services); and T-Kabel (cable television).

Three telecommunications service providers have built long distance networks capable of servicing substantially all of Hungary: Magyar Telekom; Invitel; and PanTel. Invitel is the incumbent provider of wireline telephone services in nine concession areas (covering approximately 14% of the country) and has built networks covering Budapest and 16 other urban areas.

The 3 wireless telecommunications providers in Hungary – T-Mobile, Pannon and Vodafone – have a combined wireless penetration rate of approximately 99%.

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

The largest five cable television operators cover approximately 67% of the total Hungarian cable television market. The remainder of the Hungarian cable television market is highly fragmented with hundreds of small cable television operators providing coverage to the rest of the market. The Hungarian cable television industry has undergone some recent consolidation. UPC, an affiliate of Monortel, is the largest cable television operator in Hungary. UPC is now offering “triple play” services - cable television, voice (VoIP) and Internet services - in some parts of Hungary, including Budapest and one of the Hungarotel Operating Areas. T-Kabel also offers Internet and voice (VoIP) service in some areas of Hungary including one of the Hungarotel Operating Areas. EMKTV, an affiliate of a Romanian telecommunications company, also offers voice and Internet services in some parts of Budapest.

One of our biggest threats is the continuing intense competition from the three Hungarian wireless providers: T-Mobile; Pannon; and Vodafone. The wireless market growth has been very rapid in Hungary with a penetration rate of approximately 99% at the end of 2006. The Company expects that Magyar Telekom, as the only wireless carrier (T-Mobile) with a country-wide fiber optic network and the largest local telephone operator, will be even more competitive as it combines its wireline and wireless units to offer converged products. Unlike the United States and Western Europe, many Hungarians did not have a wireline telephone before the advent of wireless telephones. Without historic ties to a wireline telephone, their allegiance to their first form of telephony usage – wireless – makes it harder for a wireline provider to compete with the wireless alternative. Historically, the airtime and monthly fees charged by the wireless operators are generally more than the fees for comparable services charged by the wireline service providers. The wireless telephone providers are, however, currently deploying various discounted pre-paid plans, which make pricing comparisons difficult.

In the Mass Market outside of the Hungarotel Operating Areas, PanTel’s competition includes the ILTOs (Magyar Telekom, Invitel and Monortel), the cable television operators offering voice (VoIP) and Internet services and the resellers such as Tele2.

In the Mass Market within the Hungarotel Operating Areas, Hungarotel is competing with cable television operators offering voice (VoIP) and Internet services. Internet Service Providers are using Hungarotel’s network to compete in the dial-up and broadband DSL Internet services market The resellers offering carrier selection and carrier pre-selection for voice services using Hungarotel’s networks, such as Tele2, are also competitors for Hungarotel’s customers.

In the Corporate Market and the domestic portion of the Wholesale Market, Magyar Telekom and Invitel are PanTel’s biggest competitors throughout Hungary. GTS and BT Hungaria are also competing for business customers.

In the international portion of the Wholesale Market, the Central and Eastern European international wholesale services market is getting increasingly more competitive for PanTel as more networks are built by international carriers, which is increasing the availability of capacity and dark fiber.

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

Administration

The National Communications Authority is the central administrative body that reports to the Minister and the Hungarian government. It is divided into two units: the Office of the National Communications Authority (“NCA Office”) which is responsible for administrative tasks such as issuing licenses, verifying reports, managing frequencies and supervising markets; and the Council of the National Communications Authority (“NCA Council”) which identifies providers with significant market power, reviews reference interconnection and local loop unbundling offers for approval and settles disputes between parties.

Market Entry

From a legal standpoint, market entry is now easier than in the past when a concession from the government was required. A potential telecommunications service provider only has to notify the NCA Office that it intends to provide a telecommunications service and provide certain documentation. Licenses are only required if the telecommunications service provider intends to use radio frequencies, build a network or wants a number range to allocate to customers.

Significant Market Power

Under the Communication Act, a service provider shall be deemed to have significant market power (“SMP”) in a specific market if it possesses a dominant market share of such market. The NCA Council is charged with conducting a bi-annual market analysis and is empowered to assess whether there is effective competition in each of 18 defined communications markets (see table below). If the NCA Council determines that a market is not effectively competitive, it shall identify the service provider(s) with SMP in that market and may impose specific regulatory obligations on such service provider(s) in order to induce competition. The first recourse of the NCA Council to stimulate competition in one of the 18 markets is to regulate the wholesale market - the market between telecommunications service providers. If such action by the NCA Council does not make the market competitive, the NCA Council can then regulate the retail side of that market.

To date, the NCA Council has issued decisions designating the telecommunications service providers with SMP in 17 of the 18 markets. The following table summarizes the 18 defined markets and the telecommunications service providers with SMP in those markets and the relevant obligations imposed. The NCA Council designated Hungarotel as a service provider with SMP in the provision of fixed-line non-cellular voice services in the Hungarotel Operating Areas. The NCA Council has designated PanTel as a service provider with SMP in only one of the 18 markets (for transparency and equal treatment obligations with which PanTel fully complies). The SMP designation is not removed until such time as the NCA Council determines otherwise following a new market analysis.

COMMUNICATIONS MARKETS	OPERATORS HAVING SIGNIFICANT MARKET POWER	OBLIGATIONS

1. Access to the public telephone networks at a fixed location for residential customers	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Access rate (monthly subscription fee) regulated

2. Access to the public telephone networks at a fixed location for non-residential customers	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Access rate (monthly subscription fee) regulated

3. Publicly available local and/or national telephone services provided at a fixed location for residential customers	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Carrier selection

4. Publicly available international telephone services provided at a fixed location for residential customers	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Carrier selection

5. Publicly available local and/or national telephone services provided at a fixed location for non-residential customers	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Carrier selection

6. Publicly available international telephone services provided at a fixed location for non-residential customers	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Carrier selection

7. Minimum set of leased lines	T-Com (Magyar Telekom)	Provision of minimum set of leased lines

8. Call origination on the public telephone network provided at a fixed location	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Transparency Access and interconnection obligation Accounting separation Cost based pricing

9. Call termination on individual public telephone networks provided at a fixed location	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Transparency Access and interconnection obligation Accounting separation Cost based pricing

	PanTel BT GTS	Transparency Equal treatment

COMMUNICATIONS MARKETS	OPERATORS HAVING SIGNIFICANT MARKET POWER	OBLIGATIONS

10. Transit services in the fixed public telephone network	None	None

11. Wholesale unbundled access (including shared access) to metallic loops and sub-loops for the purpose of providing broadband and voice services	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Transparency Access and interconnection obligation Accounting separation Pricing

12. Wholesale broadband access service	T-Com (Magyar Telekom) Invitel Hungarotel Monortel	Transparency Access and interconnection obligation Accounting separation Cost based pricing

13. Wholesale terminating segment of leased lines	T-Com (Magyar Telekom)	Transparency Equal treatment Access and interconnection obligation Accounting separation Cost based pricing

14. Wholesale trunk segment of leased lines	None	None

15. Access and call origination on public wireless telephone networks	None	None

16. Voice call termination on individual wireless networks	T-Mobile (Magyar Telekom) Pannon Vodafone	Transparency Equal treatment Access and interconnection obligation Accounting separation Cost based pricing

17. The wholesale national market for international roaming on public wireless networks	No decision yet	-

18. Broadcasting transmission services, to deliver content to end users	Antenna Hungaria	-

Interconnection. In order to ensure widespread provision and interoperability of communications services, the Communications Act provides that operators of public communications networks shall have a right and, when requested by other operators, an obligation to negotiate interconnection of their networks to each other. Therefore, the telecommunications service providers can access each other’s networks and terminate traffic originated in the other provider’s network, which enables the two service providers’ customers to connect with each other. The NCA Council may require a telecommunications service provider with SMP to submit a Reference Interconnection Offer (“RIO”) to the NCA Council for approval. The interconnection fees set out in the RIO must be based on cost plus a reasonable profit calculated according to the EU’s Long Run Incremental Cost model. Such Long Run Incremental Cost model is intended to decrease interconnection fees so that the fees are more in line with EU and international standards. At its discretion, the NCA Council can approve a RIO on terms other than those submitted by the telecommunications service provider. Hungarotel’s latest RIO was approved by the

NCA Council in 2006. If a service provider wants to connect to Hungarotel’s networks in order to provide telecommunications services to Hungarotel’s customers, Hungarotel must provide interconnection on the terms of its RIO. Therefore, for example, Hungarotel gets per minute interconnection fees for initiating calls when Hungarotel owns the connection to a residence that is now a customer of another service provider for certain outgoing calls (through carrier selection or carrier pre-selection) when that service provider has not established its own connection to such customer or leased Hungarotel’s connection under an unbundling agreement. Hungarotel would still receive a monthly subscription fee from the customer. Hungarotel also gets per minute interconnection fees for terminating calls to its customers from customers of other service providers. The costs for PanTel’s and Magyar Telekom’s transmission services are not regulated since neither is deemed a service provider with SMP in this market. The termination fees for Pannon, T-Mobile Hungary and Vodafone are regulated based on their respective Long Run Incremental Cost Models since they are all deemed wireless service providers with SMP.

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

All service providers with SMP in the provision of local wireline voice telephone services are required to “unbundle” (offer separately) parts of their local loop networks to competing telecommunications service providers so that the competing provider can offer competitive services to the SMP provider’s customers. This means that Hungarotel must allow third party service providers access to its networks, at a wholesale rate, to allow such third party service providers to offer competing telephone services and/or broadband services (including broadband DSL Internet services or other high speed data transfer services) in the Hungarotel Operating Areas. The NCA Council may require a telecommunications service provider with SMP to submit an annual Reference Unbundling Offer (“RUO”) to the NCA Council for approval. RUOs submitted to the NCA Council must be based on the cost to the ILTO plus a reasonable profit based on the EU’s Fully Distributed Cost model. At its discretion, the NCA Council can approve a RUO on terms other than those submitted by the telecommunications service provider. Hungarotel’s latest RUO was approved by the NCA Council in 2006. Once the NCA Council approves a RUO, any third party service provider that wants to use an ILTO’s network to provide competing services must take it on the terms approved by the NCA Council. Therefore, for example, if Hungarotel were to lose a customer to another service provider, that service provider could use Hungarotel’s connection to the residence and pay Hungarotel a monthly regulated fee, per the approved RUO, to use that connection. The monthly fee to Hungarotel from the service provider would compensate Hungarotel for the use of the telephone access line since Hungarotel would no longer receive a monthly subscription fee from the customer which has now become a customer of the competing telephone services provider. A potential competitor is not barred from building its own network in any of the regions of Hungary to establish its own connections to customers.

Internet Service. Telecommunications service providers designated as having SMP in a local wireline market or in the wholesale broadband access market have an obligation to allow third party Internet Service Providers access to their networks to provide dial-up and broadband Internet service to telephone customers. The access would be subject to the terms of a network access agreement to be entered into between the telecommunications service provider and the Internet Service Provider, which terms would be based on the pricing set out in the telecommunications service provider’s RIO, RUO or in other decisions of the NCA Council depending on the technology and network elements the ISP provider requests to use. Hungarotel receives monthly and usage fees from third party Internet Service Providers for allowing third party Internet Service Providers access to provide Hungarotel's customers with dial-up Internet service. The third party Internet Service Providers are responsible for arranging the Internet service with the telephone customers. Telecommunications service providers have to provide the third party Internet Service Providers with the capability of offering dial-up Internet service at a per minute rate or a flat bulk rate for a fixed amount of time. The telecommunications service provider collects the local call fees from the telephone customer for the dial-up calls initiated by that customer to the third party Internet Service Provider for dial-up Internet service. The telecommunications service provider has to pass on a portion of such local dial-up call fees to the third party Internet Service Provider through a legislated revenue sharing arrangement. The intended consequence of these actions is to increase the Internet penetration rate in Hungary. For the use of the broadband DSL access line, the third party Internet Service Provider has to pay the telecommunications provider a flat monthly fee and/or a measured service fee for the use of a DSL access line.

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

Carrier Selection

Wireline customers can now choose their telecommunications service provider on a call-by-call basis (carrier selection) or on a continuing basis (carrier pre-selection). A wireline customer may now pre-select a telecommunications service provider to provide local and domestic long distance service (including calls to Hungarian wireless phones) and that service provider will be responsible for billing. A wireline customer can choose a separate service provider for international calls. If an existing Hungarotel customer chooses a different service provider, that service provider could establish a direct connection to that customer’s home or business. Otherwise, the new carrier could use Hungarotel’s connection to that customer’s home or business and pay Hungarotel a per minute interconnection fee per Hungarotel’s RIO or pay Hungarotel a monthly fee for the use of Hungarotel’s connection per Hungarotel’s RUO. See “-The Market/Tariff and Fee Structure,” “-Strategy,” and “- Competition.”

Number Portability

Beginning in 2004, all wireline and wireless telephone service providers in Hungary are required to ensure that their customers have the right to retain their telephone numbers when they change service providers. There are exceptions when a customer of a wireline service provider moves beyond a certain geographical area.

Universal Services

Overview. The Communications Act defines “Universal Services” as basic communications services that must be made available at a fixed location at a government-approved price. Universal Services include: (i) the provision of access to fixed line telecommunication services so that a customer can make and receive phone calls (including dial-up calls to an Internet Service Provider) and have the capability of making toll-free emergency calls; (ii) the provision of a mandated number of public pay phones; (iii) the provision of directory information services; (iv) the provision of phone number directories; and (v) the provision to customers, at no cost, of selective call barring for outgoing calls. The Communications Act placed “universal service” obligations on designated telecommunications service providers, including Hungarotel. The Minister is responsible for the designation of the universal service providers so that all of Hungary is covered. Certain telephone service providers, including Hungarotel, have entered into a Universal Services Agreement with the Ministry.

Universal Service Customers and Pricing. Every universal service provider, including Hungarotel, must offer certain of their customers a government-approved telephone service rate package. The rates are subject to the overall price cap set out for Universal Services. The goal is to encourage people without telephone service to get telephone service. See “-Price Regulation.”

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

Performance Criteria. Hungarotel’s Universal Services Agreement provides for certain performance criteria including: deadlines for the installation of telephone service for new customers; minimum standards for the quality of voice and data transmission; and standards for error response. Failure to comply with these performance standards could result in financial penalties. We believe that Hungarotel has demonstrated substantial performance to date under its existing Universal Services Agreement.

Price Regulation

In order to keep prices competitive in the telecommunications marketplace, the NCA Council is empowered with the regulation of the prices charged by telecommunications service providers designated with SMP. Currently, PanTel’s prices to its customers and prices for outgoing calls from wireless phones in Hungary are not regulated. Hungarotel’s prices are regulated within the Hungarotel Operating Areas since Hungarotel is deemed a service provider with SMP in those areas. For wireline calls, the regulation of fees is divided into two categories: (a) fees for customers that are designated Universal Service customers, which are regulated regardless of the competitiveness of a particular market; and (b) fees for customers that are not designated as Universal Service customers.

Universal Service Customers. The following fees are regulated as part of a rebalancing formula: (a) local calls; (b) domestic long distance and international calls; (c) calls to wireless phones; (d) connection fees; and (e) subscription fees. The Ministry uses the Hungarian consumer price index (“CPI”) and an efficiency factor in setting an overall price caps for the fees. Dial-up calls to Internet Service Providers are also separately regulated.

Non-Universal Service Customers. Only dial-up calls to Internet Service Providers and subscription fees (which are tied to the CPI) are regulated. Local, domestic long distance (including calls to wireless phones) and international calls as well as connection fees are not subject to regulation.

Hungarian Taxation

Corporate Income Tax. The operations of our Hungarian subsidiaries are subject to the Hungarian corporate income tax rate of 16%. Effective September 2006, the Hungarian government introduced an additional 4% solidarity tax.

Local Tax. Our Hungarian subsidiaries are subject to local taxes by local municipal governments. The largest local tax is the local business tax, which cannot exceed 2%. The base of the local business tax is revenues less certain allowable costs. When a company is subject to more than one local municipal taxing authority, the base of the local business tax must be allocated between the local municipal taxing authorities. The 2006 local business taxes are fully deductible from the corporate income tax base.

Innovation Contribution. In 2006, Hungarian companies were subject to a 0.3% levy to fund research and development activities. The base for this tax is the same base as the local business tax.

Value Added Tax (“VAT”). The Hungarian VAT system is based on EU regulations. VAT is a consumption tax which is fully borne by the final consumer of a product or service. The current standard rates of VAT is 20%. There is reduced rate of 5% applicable to certain products.

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

Item 1A. Risk Factors.

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

Risks Affecting Our Business

We face significant competition due to increased telecommunications industry liberalization and other market forces, which competition could adversely affect our business, operating results and financial condition.

We compete in a rapidly evolving and highly competitive markets and we expect competition to continue to intensify in the Mass Market, the Corporate Market and the Wholesale Market. The recent revisions to Hungary’s telecommunications laws and regulations, to further promote competition and harmonize Hungary’s telecommunications laws with the current European Union framework, have laid the foundation for effective competition in the Hungarian telecommunications marketplace. Competitors are no longer hindered by historical barriers to entry. Hungarotel’s exclusive rights to provide local wireline telephone services in the Hungarotel Operating Areas have expired. The introduction of number portability, carrier selection and carrier pre-selection, network access and local loop unbundling have all contributed to a highly competitive environment. See Item 1 “Business-Summary of the Communications Act-Significant Market Power.”

As a result of these regulatory changes, Hungarotel has faced greater competition in its core local wireline business from cable television providers, wireless service providers, ISPs, facilities-based telecommunications service providers using their own networks as well as telecommunications service providers leasing parts of Hungarotel’s network through government regulated arrangements. PanTel also faces intense competition in the “out-of-concession” Mass Market, the Corporate Market and in both the domestic and international sectors of the Wholesale Market. With Hungary’s high wireless phone penetration rate, competition from the wireless service providers has been intense and we anticipate that such competition will continue in the future. Such competition has led to, and could continue to lead to: price erosion; loss of market share and inability to increase market share; loss of existing customers; more difficulty in retaining existing customers and acquiring new customers; and other competitive pressures that could have a material adverse effect on our business, results of operations and financial condition.

In order to compete in this competitive environment, we are seeking to distinguish ourselves from our competitors through numerous initiatives such as expanded product bundling, improved customer service and support, and competitive pricing. However, these initiatives are new and unproven. We may not have sufficient resources to distinguish our products, services or pricing from those of our competitors. Even if successful, these initiatives may not be sufficient to offset our continuing loss of telephone lines and revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report for more information regarding trends affecting our business.

If we are not able to stem the loss of telephone lines or grow other areas of our business to compensate for these losses, our revenue may continue to decline in the Hungarotel Operating Areas.

Our recent revenue decline is largely attributable to our loss of telephone lines in the Hungarotel Operating Areas, which is the result of increased competition and technology substitution (such as wireless for wireline telephony). We are seeking to improve our competitive position through product bundling, customer service initiatives, competitive pricing and other sales and marketing initiatives. However, we may not be successful in these efforts. If we are not successful, this could result in continued loss of customers, lower market share, lower revenues per customer and lower overall revenue without corresponding cost deductions which could cause a material deterioration to our business, results of operations and financial condition.

Our strategy to expand into new markets may not be successful.

Our strategy to have PanTel offer services to the “out-of-concession” Mass Market requires a capital investment. While PanTel has experience in the Corporate Market throughout Hungary, PanTel is entering into a highly competitive Mass Market. If we are not successful in launching our product offerings or in responding to our competitors’ offerings, our business, results of operations and financial condition could be adversely affected.

We may need to introduce new products outside of our traditional products in order to remain competitive and such efforts may not be successful.

Cable television providers, wireless service providers and other alternative telecommunications providers have eroded the market share of wireline telecommunications service providers like us in the recent past. Cable televisions providers are able to cross-finance television, broadband Internet services and voice services in single bundled packages (“triple-play services”), enabling them to aggressively price and market the voice portion of their product offering. In addition, wireless service providers continue to offer their services at increasingly competitive rates. As a result, we may be required to introduce new services outside of our traditional products, such as Internet-Protocol Television (“IPTV”), in order to remain competitive. If we are not successful in launching new services, our business, results of operations and financial condition could be adversely affected. In addition, the introduction of such services would most likely require additional capital expenditures, which could in turn increase our need for third party financing or reduce our cash flow available for other purposes. This could have a negative impact on our ability to service existing debt and our business, results of operations and financial condition could be adversely affected.

Our failure to increase revenue from the Internet services market may adversely affect our business, results of operations and financial condition.

Our strategy includes increasing our market penetration in a growing Internet services market to make up for the loss of business in other services. The Hungarian government has been promoting Internet usage throughout Hungary with the goal of making Hungary the logical regional hub for Central and Eastern Europe based on a knowledge-based economy, innovation and high-tech industries. We are planning on increasing our revenue from Internet services to offset our decreased revenue from our wireline voice services. If Hungary’s Internet usage does not grow as expected, or if our competitors are more successful at obtaining new customers or the competition decreases prices more than we expect, we may not be able to increase our revenue from Internet services as planned, which could have a material adverse effect on our business, results of operations and financial condition.

If we are not able to manage costs while effectively responding to competition and changing market conditions, our business and results of operations may be adversely affected.

Our business plan is dependent on our ability to effectively manage the costs associated with running our business. If we need to respond to actions by our competitors or unanticipated changes in our markets, we may be required to make investments in our business and other expenditures which would reduce our cash flow available for other purposes. This could have a negative impact on our ability to service existing debt and our business, results of operations and financial condition could be adversely affected.

Economic conditions could continue to negatively affect our business and results of operations.

We are affected by the general economic conditions in Hungary and the rest of Central and Eastern Europe in general, and in the telecommunications industry in particular. There are many factors that influence global and regional economies which are outside of our control. An economic slowdown may affect business investment spending on information technology and telecommunications systems, which could adversely affect our revenue. In addition, the lower level of wages in Hungary as compared to Western Europe and the United States has had, and could continue to have, an effect on our business. Many residential customers in Hungary can not afford both a wireline phone and a wireless phone. A stagnant economy could decrease the number of our customers and decrease our average revenue per customer, which could have a material adverse effect on our business, results of operations and our financial condition.

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

Our technical infrastructure (including our network infrastructure) is vulnerable to damage or interruption from information technology failures, power losses, floods, windstorms, fires, vandalism or other acts of intentional wrongdoing, and other unpredictable events. Unanticipated problems at our facilities, network or system failures, hardware or software failures or computer viruses could negatively affect the quality of our services and cause interruptions in service. Any of these problems could adversely affect our revenue, require unexpected capital expenditures and damage our business prospects and brand name in the markets that we serve.

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

Risks Relating to Regulatory Matters

We are subject to substantial government regulation, which could result in adverse consequences for our business, results of operations and financial condition.

As summarized elsewhere in this report, we are subject to substantial governmental regulation, which could result in adverse consequences for our business, results of operations and financial condition. The Hungarian government regulates the entire telecommunications marketplace in Hungary including, among other matters: prices of wireline telecommunications services; carrier selection and carrier pre-selection; number portability; our Universal Service obligations and benefits; the terms and conditions upon which we are required to “unbundle” our telecommunications network to allow other telecommunications service providers to use our network to compete with us in the provision of telecommunications services; and the terms and conditions upon which we must provide interconnection of our network to the networks of other telecommunications service providers. The Hungarian government has designated Hungarotel as a telecommunications service provider with “significant market power” which increases the oversight of its operations. Our business, results of operations and financial condition could be adversely affected by any changes in telecommunications laws or regulations enacted by the Hungarian government. See Item 1 “Business-Summary of the Communications Act-Significant Market Power.”

Hungary has recently joined the European Union and its integration may cause changes in Hungary’s laws, which could result in adverse consequences for our business, results of operations and financial condition.

Hungary joined the European Union in 2004. Hungary has recently revised its telecommunications laws to further promote competition and harmonize its telecommunications laws with the current European Union framework. Our business, results of operations and financial condition could be adversely affected by changes in EU laws and regulations which may require Hungary to revise its telecommunications laws in a manner that increases competition, decreases revenue or requires us to expend additional resources.

Risks Relating to Our Existing Debt

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate sufficient cash to service our debt.

We have an outstanding secured bank credit facility which is repayable in euros (approximately $150 million outstanding as of December 31, 2006) and outstanding notes which are repayable in U.S. dollars which are held by our majority stockholder TDC ($25 million outstanding as of December 31, 2006). Our ability to pay or refinance our bank credit facility or the outstanding notes will depend upon our future operating performance, which will be affected by general economic, financial, competitive, regulatory and business factors, some of which may be beyond our control.

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

Since we generate a substantial amount of our revenue in Hungarian forints, our ability to repay debt and other liabilities denominated in currencies other than the Hungarian forint can be adversely affected by the weakening of the Hungarian forint against such non-Hungarian currencies. For example, the bank credit facility is euro-denominated debt. If the Hungarian forint were to weaken against the euro, Hungarotel and PanTel would need a greater amount of Hungarian forints to pay the same amount of euro-denominated debt. We evaluate this risk frequently and enter into foreign currency forward contracts, if deemed effective, or purchase foreign currency in advance, to attempt to minimize such risks.

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

As a Delaware incorporated company, we report our financial results in U.S. dollars, our reporting currency, while a substantial portion of our revenue and expenses, including capital expenditures, are in Hungarian forints.

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

•

Subsidiary Debt Denominated in Currency Other than the Hungarian Forint - Effect on Statement of Operations. - Hungarotel’s and PanTel’s functional currency for accounting purposes is the Hungarian forint. Hungarotel and PanTel have debt denominated in currencies other than the Hungarian forint (euros). When Hungarotel or PanTel prepares its balance sheet, each must re-value debt amounts denominated in currencies other than the Hungarian forint into Hungarian forints at the exchange rate in effect at the balance sheet date. Therefore, if Hungarotel or PanTel were to hold the same amount of euro-denominated debt on two consecutive balance sheet reporting dates, and if the Hungarian forint appreciated against the euro on the second balance sheet reporting date as compared to the first balance sheet reporting date, Hungarotel or PanTel would report less debt in Hungarian forints on its balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. The difference in the amount of Hungarian forints reported for the euro-denominated debt for the two periods would be translated back into U.S. dollars at the average Hungarian forint/U.S. dollar exchange rate for the second period and be recorded as a foreign exchange gain for the period on our consolidated Statement of Operations. Conversely, if the Hungarian forint depreciated against the euro on the second balance sheet reporting date as compared to the first balance sheet reporting date, Hungarotel or PanTel would report more debt in Hungarian forints on its balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. In this case, the difference in the amount of Hungarian forint reported for the euro-denominated debt for the two periods would be translated back into U.S. dollars at the average Hungarian forint/U.S. dollar exchange rate for the second period and be recorded as a foreign exchange loss for the period on our consolidated Statement of Operations.

As a result of the above, while our reported financial performance may change, a significant portion of such change may be due to currency fluctuations.

Changes in accounting rules could have a material impact on our financial results.

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

Risks Relating to the Invitel Acquisition

We many not be able to successfully complete the Invitel acquisition.

If the Invitel acquisition is not completed for any reason, we will be subject to a number of material risks, including the following:

•	the market price of our Common Stock may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed; and

•

the diversion of management’s attention from our ongoing business and the potential disruption to our employees and our relationship with customers and business partners during the period before the completion of the Invitel acquisition may make it difficult for us to regain our business and competitive positions if the Invitel acquisition does not occur.

We may not be able to get the governmental approvals to complete the Invitel acquisition.

We need the approval of the Hungarian and Romanian regulatory authorities in order to complete the Invitel acquisition. These approvals may impose conditions on or require divestitures relating to operations or assets of Invitel. Such conditions or divestitures may jeopardize or delay completion of the acquisition or may reduce the anticipated benefits of the acquisition. While we expect to get such approvals without conditions being imposed or divestitures being required, there can be no assurance that we will be able to do so. If the acquisition is not consummated because we fail to obtain the approval of the Hungarian and Romanian regulatory authorities or are required to divest assets in order to complete the acquisition, it could adversely affect the market price of our Common Stock and our business and financial results.

We may not be able to get the financing to complete the Invitel acquisition.

We are partially funding the Invitel acquisition with debt. Although we have received commitments to support the acquisition’s cash purchase price, any mandatory prepayments of Invitel’s notes or credit facilities, refinance a portion of our debt or Invitel’s debt and provide working capital, there can be no assurance that we can obtain such financing. If we are unable to obtain such financing, or obtain financing from other sources, we would be unable to complete the Invitel acquisition and would breach our agreement with Invitel, which could have a material adverse effect on our business and financial results.

If we acquire Invitel, we may not be able to successfully integrate Invitel which could harm our business and our competitive position.

Although we believe that our acquisition of Invitel will have a positive effect on our competitive position in the Hungarian telecommunications market, there can be no guarantee that we will succeed in integrating Invitel’s business into our existing operations or that it will improve our financial performance. The acquisition of Invitel will expose us to certain post-acquisition execution risks, including the following:

•	the costs relating to the acquisition, integration and restructuring may not be offset by the efficiencies we expect to realize as a result of integrating Invitel’s business;

•	the difficulty of assimilating the operations and personnel of Invitel;

•	the potential disruption to our ongoing business caused by senior management’s focus on the acquisition integration;

•	our failure to incorporate successfully Invitel’s technology into our network and product offerings;

•	the potential loss of our key employees or the key employees of Invitel;

•	the impairment of relationships with our existing employees and Invitel employees as a result of changes in management;

•	a reduced ability to attract and retain key management and personnel and employees;

•	the potential loss of customers and business partners;

•	the failure to maintain uniform standards, controls, procedures and policies; and

•	the unwillingness of customers and business partners to continue doing business with us on the same or similar terms in place prior to completion of the Invitel acquisition.

There can be no assurance that we will be successful in overcoming these risks, and our failure to overcome these risks could have a negative effect on our business, results of operations and financial condition.

The loss of key senior management could negatively affect us.

Torben V. Holm has previously announced his plans to step down as our Chief Executive Officer in connection with the Invitel acquisition and Steven Fast is serving as our interim Chief Financial Officer until the closing of the transaction. If we acquire Invitel, following the closing, Invitel’s Chief Executive Officer, Martin Lea, and Invitel’s Chief Financial Officer, Robert Bowker, are expected to replace Mr. Holm and Mr. Fast and become the Company’s Chief Executive Officer and Chief Financial Officer, respectively. Our performance and success will depend, in part, on a smooth transition from our senior management to Invitel’s senior management. In particular, after the closing of the Invitel acquisition, we will depend in a large part on the knowledge, expertise, reputation, and services of Messrs. Lea and Bowker. Their familiarity with Invitel, their ability to lead the successful integration of our two companies, their experience with management and financial matters, and their vast combined experience in the telecommunications market generally make them important to our continued success. The loss of either of these members of our post-closing senior management could have a material adverse effect on our business. Additionally, if the Invitel acquisition is not completed for any reason, we will need to find alternative replacements for Mr. Holm and Mr. Fast, and there can be no assurance that we will be able to find qualified candidates with comparable experience, reputation and knowledge about the Hungarian telecommunications market without a significant investment of time, money and energy.

If we acquire Invitel, our substantial debt could adversely affect our financial position.

If we acquire Invitel, we will have a substantial amount of debt and significant debt service obligations. Our substantial debt could have important adverse consequences. Our substantial debt:

•

will require us to dedicate a large portion of our cash flows from our operations to fund payments on our debt, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general corporate needs;

•

may contain financial and other restrictive covenants that, among other things, restrict our ability to pay dividends, incur additional debt and sell assets. If we do not comply with these obligations, it may cause an event of default, which, if not cured or waived, could require us to repay the indebtedness immediately;

•	will increase our vulnerability to adverse general economic or industry conditions;

•	could limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•	could limit our ability to raise additional debt or equity capital in the future;

•	could restrict us from making strategic acquisitions or exploiting business opportunities;

•	could make it more difficult for us to satisfy our obligations with respect to our debt; and

•	could place us at a competitive disadvantage compared to our competitors that have less debt.

If we acquire Invitel, we will also acquire obligations related to Invitel’s debt obligations which may limit our ability to take certain actions .

As a result of acquiring Invitel and assuming some of its debt, we will be subject to significant financial and operating restrictions contained in outstanding credit agreements, indentures and similar instruments of indebtedness. These restrictions will affect, and in some cases significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends or make other upstream distributions;

•	make investments;

•	transfer, sell or dispose of certain assets, including subsidiary stock;

•	merge or consolidate with other entities;

•	engage in transactions with us or other affiliates; or

•	create liens on our and their assets.

As a result of restrictions contained in Invitel’s debt instruments, we and our subsidiaries, could be unable to obtain additional capital in the future to:

•	fund capital expenditures or acquisitions that could improve our value;

•	meet our loan and capital commitments to our business affiliates;

•	invest in companies in which we would otherwise invest;

•	fund any operating losses or future development of our business affiliates;

•	obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets; or

•	conduct necessary or prudent corporate activities.

Risks Relating to Other Strategic Investments or Acquisitions

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

We have a majority stockholder whose interests may be different from the minority stockholders with respect to some matters.

TDC owns approximately 62% of our outstanding Common Stock. Four officers of TDC are on our Board of Directors and two employees from TDC serve as executive officers of the Company. TDC has, and will continue to have, directly or indirectly, the power to affect our business through their ability to control all actions that require stockholder approval and through their representatives on our board of directors. They are not obligated to provide us with financial support. The interests of the majority stockholder and those of the minority stockholders may differ with respect to some matters.

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

Item 1B. Unresolved Staff Comments.

There were no unresolved comments from the staff of the United States Securities and Exchange Commission as of the date of the filing of this report.

Item 2. Properties.

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

Item 3. Legal Proceedings.

Local Business Tax

An ambiguous provision in Hungarotel’s Concession Contracts regarding the payment of local municipal business tax is at issue. At the time of the inception of the Concession Contracts, the local business tax was 0%. When this business tax was instituted in one of the regions within the Hungarotel Operating Areas in 1996, one municipality, citing such provision in Hungarotel’s Concession Contract, claimed that Hungarotel was liable to pay the local business tax at ten times the prevailing rate. The municipality took the matter up with both the National Communications Authority and the predecessor ministry to the Ministry. However, the municipality has not been able to enforce this undertaking because it is not a party to the Concession Contracts. In 1999, the Hungarian Deputy State Secretary gave a verbal confirmation that the Hungarian government would not require Hungarotel to pay such tax. In November 1999, the Hungarian government sent a letter to the municipality informing the municipality that the disputed business tax provision was not enforceable because the indefinite nature of the undertaking constituted an unjustified burden on Hungarotel and that the undertaking was not in compliance with the laws on Local Business Tax. To date, several municipalities have cited this provision in Hungarotel’s Concession Contracts and demanded payment of a local municipal business tax from Hungarotel. In March 2004, three municipalities initiated court proceedings against Hungarotel in the Metropolitan Court of Budapest seeking an aggregate of HUF 4.46 billion ($23.2 million) including interest. This is an ongoing matter. The next hearing is scheduled for April 4, 2007. However, the Company believes that this undertaking is not enforceable and intends to defend itself against this action and any other action brought related to this matter.

Fazis

During 1996 and 1997, we entered into several construction contracts with Fazis, a Hungarian contractor (“Fazis”), which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. Fazis financed the facility through Postabank, a Hungarian bank. We have a disagreement with Fazis with respect to several issues relating to the quality and quantity of the work done by Fazis. We rejected invoices from Fazis in the amount of approximately HUF 700 million (approximately $3.6 million) and Fazis subsequently sought payment under separate invoices in the amount of approximately $24 million (at historical exchange rates), which we disputed because of quantity and quality issues and because of our counterclaim for breach of contract by Fazis, amounting to approximately $31 million (at historical exchange rates).

In order to resolve these issues, we purchased from Postabank in 1999 some of Postabank’s receivables owed by Fazis to Postabank (HUF 4.0 billion; approximately $20.8 million) with respect to the contractor financing facility. We also purchased from Postabank some of the obligations which we owed to Fazis under the contractor financing facility which were assumed by Postabank (HUF 7.0 billion; approximately $36.5 million). We then set off our remaining uncontested liabilities owed to Fazis (HUF 900 million; approximately $4.7 million) against the amounts owed to us by Fazis (HUF 4.0 billion; approximately $20.8 million).

Fazis and Reorg Rt. (“Reorg,” a company responsible for collecting Postabank’s debts) contested our actions in Hungarian court proceedings. In 2004, we prevailed against both parties and both Fazis’ and Reorg’s legal proceedings regarding these matters were terminated.

In January 2005, Fazis commenced proceedings against us before the arbitration court that is a part of the Hungarian Chamber of Commerce alleging a new cause of action arising from the original construction contracts. Fazis’ new claim against us was for alleged unpaid invoices in the amount of HUF 1.7 billion ($8.9 million), including interest and VAT. In January 2006, the Arbitration Court ruled in our favor. Fazis efforts to set aside or overturn this ruling have not been successful to date.

In March 2005, we initiated legal proceedings against Fazis in the Budapest Metropolitan Court seeking HUF 3.5 billion (HUF 3.1 billion plus interest ($18.2 million)) for the debt Fazis owed us following the set off against the receivable purchased from Postabank in 1999. The court rendered a judgment in our favor and ordered Fazis to pay us HUF 3.5 billion ($18.2 million) plus late payment interest. Fazis may appeal. We do not expect to collect anything on this judgment but such judgment should protect us should Fazis ever obtain a successful judgment against us which we do not believe will ever occur.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity,

Related Stockholder Matters

and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on the American Stock Exchange (the “Amex”) under the symbol “HTC.” The following table sets forth the high and low sale prices for the Common Stock as reported by the Amex for each quarter in 2005 and 2006.

	2005		2006
Quarter Ended	High	Low	High	Low
March 31	$19.90	$12.26	$16.50	$14.51
June 30	18.90	15.85	16.63	14.10
September 30	17.55	12.16	16.25	12.00
December 31	17.24	13.24	15.80	13.51

On March 12, 2007, the closing sale price for the Common Stock on the Amex was $19.60.

Stockholders

As of March 12, 2007, we had 12,888,171 shares of Common Stock outstanding held by approximately 76 holders of record. We believe that we have approximately 1,500 beneficial owners who hold their shares in street names.

We will furnish, without charge, on the written request of any stockholder, a copy of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including financial statements and the financial statement schedules filed therewith. Stockholders wishing a copy may send their request to us (c/o General Counsel) at 1201 Third Avenue, Suite 3400, Seattle, WA 98101-3034. We also make available, free of charge, all of our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act after they are electronically filed with, or furnished to, the SEC. You can access those reports at our website http://www.htcc.hu which has a link to our filings with the SEC. You can also directly access our filings at the SEC’s website (http://www.sec.gov).

Dividend Policy

We have 30,000 shares of Series A Cumulative Convertible Preferred Stock with a liquidation value of $70 per share outstanding which are currently held by TDC. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends in arrears at the annual rate of 5%, compounded annually on the liquidation value. We have only paid one preferred dividend. As of December 31, 2006, the total arrearage on the Preferred Shares was $756,000.

We have not paid any dividends on our Common Stock. Under Delaware law, we have been restricted in past years from paying dividends due to a stockholders’ deficiency. Our secured bank credit facility limits our ability to pay dividends. It is our current policy to retain earnings, if any, to finance the development and growth of our businesses. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid on our Common Stock until our earnings warrant such dividends, and there can be no assurance that we can achieve such earnings.

At present, HTCC’s only source of cash is payments from intercompany loans, payments under its management service agreements with our Hungarian subsidiaries, and dividends, if any, from our Hungarian subsidiaries. Our Hungarian subsidiaries’ ability to pay dividends or make other capital distributions to HTCC is governed by Hungarian law, and, as noted above, is also significantly restricted by our secured bank credit facility. Our Hungarian subsidiaries are borrowers under the credit facility which provides that the subsidiaries can only make distributions without the banks’ consent to HTCC for limited purposes. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 in Notes to Consolidated Financial Statements.

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

Purchases of Equity Securities by the Company

We did not repurchase any of our shares of Common Stock during the fourth quarter of 2006.

Equity Compensation Plan Information

The following table provides information about our Common Stock that may be issued under our equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity Compensation Plans Approved by Security Holders	650,000	$9.36	1,243,878
Equity Compensation Plans Not Approved by Security Holders	151,284	$7.54	0
Total	801,284		1,243,878

The equity compensation plan not approved by our security holders set forth in the table above is the Director Stock Option Plan (outstanding options to purchase 151,284 shares of Common Stock as of the end of 2006). The Director Stock Option Plan was adopted by our Board of Directors in 1997. The Director Stock Option Plan had 250,000 shares of available Common Stock of which unexercised options to purchase 151,284 shares of Common Stock were outstanding as of the end of 2006 and 10,000 shares of Common Stock had been issued pursuant to exercised options. Following the approval of our stockholders, the remaining 88,716 shares of Common Stock were rolled over to, and became part of, our stockholder approved 2004 Long-Term Incentive Plan (the “2004 Plan”). Following such stockholder approval, our Board of Directors agreed to not issue any more shares from the Director Stock Option Plan. The Director Stock Option Plan is administered by our Board of Directors. The Director Stock Option Plan provided that each non-employee director shall automatically receive an option to purchase 5,000 shares of Common Stock upon his or her election or re-election to the Board of Directors by our stockholders each year. Each option granted had a ten year exercise term and vested upon the completion of the one-year board term. The exercise price per share of Common Stock is equal to the market value of a share of Common Stock calculated on the date of grant by using the prior 20 trading day average closing price of our Common Stock on the American Stock Exchange. If a director ceases to be a director of the Company and the director is not eligible to retire, the end of the exercise period is accelerated to three years following the cessation of such service (if less than the original term). The options are not transferable except for limited estate planning purposes and by the laws of descent and distribution.

The 2004 Plan which was approved by our stockholders had 1,243,878 shares of Common Stock available for issuances for compensatory purposes at the end of 2006 We had 1,290,082 shares of Common Stock available for issuance under the 2004 Plan at the end of 2005. We can issue, from the 2004 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance units payable in cash or stock. Stock option awards under employment agreements are granted from the 2004 Plan. Pursuant to an employment agreement, the Company is committed to annually issuing an option to purchase 20,000 shares of Common Stock from the 2004 Plan. See Item 11. “Executive Compensation.”

Stock Performance Graph

The line graph on the following page compares the cumulative total stockholder return of the Company’s Common Stock to the cumulative total return of (i) the American Stock Exchange Market Index and (ii) a telecommunications industry index, for the period commencing January 1, 2002 and ending December 31, 2006. The graph assumes that $100 was invested on January 1, 2002, with any dividends reinvested on the date paid. The graph shows as of December 31st for each of the five years the hypothetical value of such initial $100 investment.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG THE COMPANY,

AMEX MARKET INDEX AND TELECOMMUNICATIONS INDUSTRY INDEX

	2001	2002	2003	2004	2005	2006
Hungarian Telephone and Cable Corp.	$100.00	171.09	214.35	313.04	338.04	328.26
Telecommunications Industry Index	100.00	74.66	94.09	106.18	100.33	141.30
Amex Market Index	100.00	96.01	130.68	149.65	165.03	184.77

Item 6. Selected Financial Data.

The acquisition of PanTel in 2005 and the adoption in 2006 of the new compensation expense accounting standard SFAS 123R materially affect the comparability of the information reflected in the following selected financial data. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report for more information regarding trends affecting our business and Note 1(m) in Notes to Consolidated Financial Statements.

HUNGARIAN TELEPHONE AND CABLE CORP.

AND SUBSIDIARIES

Selected Financial and Operating Data

(Dollars in Thousands, Except Per Share Amounts)

For the Year	2006	2005 As Restated(1)	2004 As Restated(1)	2003 As Restated(1)	2002 As Restated(1)
Revenue	$193,732	$179,643	$69,007	$69,391	$61,945
Operating revenues, net (Gross Margin)	$113,265	$110,240	$60,340	$59,609	$52,182
Income from Operations	$32,570	$29,979	$20,056	$27,872	$24,032
Operating income per common share (basic) (2)	$2.54	$2.36	$1.62	$2.29	$1.99
Net income	$17,824	$2,892	$16,242	$12,476	$27,341
Net income per common share (basic)	$1.38	$0.22	$1.30	$1.02	$2.25

At Year-End
Total assets	$332,754	$298,817	$192,285	$176,556	$169,059
Long-term debt, excluding current installments	$115,351	$158,227	$71,715	$90,839	$102,165
Total stockholders’ equity	$100,024	$70,881	$81,520	$46,359	$29,848

(1)	See Note 1(c) “Restatements” in Notes to Consolidated Financial Statements
(2)	Operating income per common share (basic) is Income from Operations divided by the weighted average number of common shares outstanding–basic.

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations.

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

•	The performance of our IT Systems;

•	Our ability to successfully complete the integration of any businesses or companies that we may acquire, including Invitel, into our operations; and

•	Our relationship with our controlling stockholder TDC.

You should consider these important factors in evaluating any statements in this Form 10-K or otherwise made by us or on our behalf. We have no obligation to update or revise these forward-looking statements.

Overview

We provide telecommunications services in Hungary through our three Hungarian operating subsidiaries: Hungarotel; PanTel; and PanTel Technocom. Hungarotel principally provides wireline voice, data and Internet services to residential and small office/home office customers (the “Mass Market”) within 3 defined regions of Hungary (the “Hungarotel Operating Areas”).

PanTel owns a nation-wide fiber optic network in Hungary and competes primarily with Magyar Telekom, the former national monopoly, and Invitel in the provision of voice, data and Internet services to businesses throughout Hungary (the “Corporate Market”). PanTel uses its network capacity to transport voice, data, and Internet traffic on a wholesale basis for other telecommunications service providers, Internet Service Providers, and cable television operators in Hungary (the “Wholesale Market”). PanTel also uses its network to service the Mass Market outside the Hungarotel Operating Areas. PanTel's network also extends into other countries in the Central and Eastern European region. PanTel has interconnection arrangements in place with several major international telecommunications service operators which provide for interconnection at international telecommunications hubs, includings hubs in Frankfurt, London and Vienna. PanTel Technocom provides telecommunications service to MOL (the Hungarian oil company) and operates and maintains various parts of MOL’s telecommunications network.

As of December 31, 2006, Hungarotel had approximately 125,000 telephone lines connected to its network within the Hungarotel Operating Areas to service the Mass Market and PanTel had 44,000 telephone lines through local loop unbundling, carrier pre-selection, and carrier selection to service the Mass Market outside the Hungarotel Operating Areas. Thus, as of December 31, 2006, we had a total of approximately 169,000 telephone lines in service in the Mass Market. In addition, PanTel had approximately 59,000 telephone lines in service, (including 7,000 serviced through CPS) to service the Corporate Market. In order to take advantage of PanTel’s experience in competing throughout Hungary, these Non-Hungarotel Operating Area Mass Market customers were transferred from Hungarotel to PanTel during 2006. During the past year the Company has focused on the acquisition of carrier pre-selection customers which represent approximately 98% of new customers signed up during the 4th quarter outside the Hungarotel Operating Areas. These carrier pre-selection customers generate less ARPU than our customers in the Hungarotel Operating Areas but generate higher ARPU than carrier selection customers.

Our goal is to provide a broad array of telecommunications services with exceptional quality and service at reasonable prices by becoming a highly efficient full service telecommunications provider in Central and Eastern Europe. Our primary risk is our ability to retain existing customers and attract new customers in a highly competitive market that is constantly in flux due to a challenging regulatory environment, new competitive fixed line telephony entrants, high wireless telephony penetration and macroeconomic factors. Our success depends upon our operating and marketing strategies, as well as market acceptance of telecommunications services within Hungary and the Central and Eastern European region. We plan to continue building on the reputation of PanTel as the competitive alternative in the Corporate Market while using PanTel as our expansion vehicle in the Mass Market outside the Hungarotel Operating Areas. To further solidify and expand our presence in the Hungarian and Central and Eastern European telecommunications markets we entered into a Stock Purchase Agreement to acquire Invitel. Invitel is the second largest wireline telecommunication service provider in Hungary. It is the incumbent provider in nine defined regions within Hungary, which cover 1.4 million people.

We will continue to explore other strategic merger, acquisition or alliance opportunities. We are also continuing to explore wireless service solutions and possibilities so that we can be a full service provider in Hungary, providing both wireline and wireless voice, data and Internet services for residential and business customers.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic and regulatory conditions. We believe the following accounting policies are critical to understanding the results of operations and the effect of the more significant judgements and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition Policies – Revenues are primarily earned from providing access to and usage of the Company’s networks and facilities. Access revenue is billed one month in advance and recognized the following month when earned. Revenues based on measured traffic are recognized when the service is rendered.

Wholesale data revenue from leased lines is based on the bandwidth of the service and the particular route involved and is recognized in the period of usage or when the service is available to the customer.

From time to time, we sell optical fiber assets to other telecommunications companies; revenue is recognized as and when the transfer of ownership is complete.

In 2006 the Company restated the presentation of its revenues following the guidance of Emerging Issues Task Force No. 99-19. Historically, the Company presented revenues net of cost of sales but now presents separately its gross revenues, costs of sales and resulting gross margin. This restated accounting presentation has no impact on the gross margin, previously reported as “Telephone services revenues, net” in the Consolidated Statements of Operations and Comprehensive Income.

Allocation of Cost of Construction – We own and operate fixed line telephone networks and obtain substantially all our revenues from access and usage fees charged to customers for the use of our networks. However, we occasionally sell dark fiber from our network to other telephone operators or build new network between particular locations knowing that we have already contracted to sell certain of the fibers included in the cable (a cable typically may contain 24, 36, 48 or 96 fibers) we will lay to another telephone operator. Where we sell dark fiber from our existing fixed assets to another telephone operator, we record the amount we invoice in our revenues. We determine the cost of the fiber sold based on depreciated book values of the equipment and the construction costs, and transfer that amount to our cost of sales. In cases where the net book value of the given network part can not be determined, an average cost of fiber per kilometer is calculated and is used as the basis for the cost of sales.

Where we construct new network and some of the new fibers will be owned by us and some will be sold to another telephone operator, we determine the allocation of cost between the fibers we will own and the fibers we will sell pro-rata to the number of fibers in the cable. Since the cost of the fiber itself forms a relatively small proportion of the total cost of laying new cable, and since our experience is that expanding our networks gives us opportunities to attract new customers and traffic, we expect to install more fibers than we can immediately foresee demand for when we build new network. This also means that the allocation of cost of construction between the fibers we will own and the fibers we will sell may result in a high proportion of the cost of construction being allocated to fixed assets and a small proportion being allocated to cost of sales.

Recovery of Goodwill – We assess the fair value of goodwill at least once a year. To the extent that information indicates that the carrying amount of our net assets exceed the estimated fair value, we will recognize an impairment charge. The estimated fair value of the Company is determined using two methods. The first method places a per access line fair value on each of the Operating Areas access lines and compares this to the book value of the net assets of the Operating Areas. The second method compares the market capitalization of the Company to the book value of the net assets of the Company. During 2006, we performed our annual impairment testing with respect to goodwill, and based upon the results, we concluded that there is no impairment to the carrying value of goodwill reported in our financial statements. Our estimate of fair value will be subject to revision as market conditions change.

Long-lived Asset Recovery – Long-lived assets, consisting primarily of property, plant and equipment and intangibles, including concession rights, rights of way and rights of use, comprise a significant portion of our total assets. Changes in technology, changes in our intended use of these assets and/or changes in the regulatory environment may cause the estimated period of use or the value of these assets to change. These assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and reviewing recoverability require both judgement and estimation by management. Impairment is deemed to have occurred if projected undiscounted cash flows related to the asset are less than its carrying value. If impairment is deemed to have occurred, the carrying values of the assets are written down, through a charge against earnings, to their fair value.

Contingent Liabilities – We establish accruals for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assessments as to the likelihood of and estimated amount of loss. Accruals for contingent liabilities are based upon management’s assumptions and estimates, after giving consideration to the advice of legal counsel and other information relevant to the assessment of the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated accruals for contingent liabilities would be required.

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

In 2006, the Company has restated a Hungarian local business tax from selling, general and administrative expense to current income tax in accordance with the appropriate accounting under Financial Accounting Standard No. 109. Historically, the Company has recorded this income-based tax as part of its selling, general and administrative expenses. For the years ended December 31, 2005 and 2004, $3,365,000 and $1,268,000, was restated, respectively. This accounting presentation has no impact on the net income as reported in the Consolidated Statements of Operations and Comprehensive Income.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2006 was 210.39, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2005 of 199.59. When comparing the year ended December 31, 2006 to the year ended December 31, 2005, it should be noted that all U.S. dollar reported amounts have been affected by this 5% depreciation in the Hungarian forint against the U.S. dollar. When comparing the years it should be noted that the 2005 results include PanTel for ten months, while the 2006 results include Pantel for 12 months of operation. Certain 2005 amounts have been restated. See Note 1(c) “Restatements” in Notes to Consolidated Financial Statements.

Gross Revenues

USD (000’s)	2006	2005	% change
		As Restated
Corporate	71,644	65,167	10
Wholesale	92,283	75,378	22
Mass Market	29,805	39,098	(24)

Total Operating Revenues	193,732	179,643	8
Cost of Sales	(80,467)	(69,403)	16

Gross Margin	113,265	110,240	3
Gross Margin %	58.5%	61.4%	(5)

The Company’s operating revenues increased in US dollar terms by $14.1 million, or 8%, between 2005 and 2006. This increase is attributable to the following:

Corporate Market Revenues

Corporate Market revenues increased in functional currency terms by approximately 15%, mainly as a result of the incorporation in 2006 of two additional months of PanTel’s operations that were not included in 2005.

However, Corporate Market revenues have declined over the period as the Company continues to suffer from the effects of the substitution of wireline with wireless on a faster pace than expected. Furthermore, revenues were affected by the loss of a government contract to a competitor and the expiration of another large contract at the end of 2005.

We have focused on offering more complex products in terms of voice, data and convergence with IT solutions. We are also promoting higher margin products such as broadband DSL Internet service and Internet connections to customers, which have continued to grow significantly in 2006. We expect the number of DSL connections to continue to grow in the future.

Our customer retention efforts have required us to grant discounts, to our existing corporate customers, on our listed call tariffs in exchange for fixed term contracts. We expect that the lower ARPU resulting from these discounts will be offset by the increasing DSL usage.

Wholesale Market Revenues

Wholesale Market revenues increased 22% from $75.4 million in 2005 to $92.3 million in 2006. The increase is primarily a result of two factors:

•	the inclusion of Pantel wholesale revenues for a full 12 months in 2006, whereas only 10 months were included in 2005; and

•	the sale of a fiber network, in December 2006, that was constructed for a local telecommunications operator, amounting to $4.5 million.

As a result of the commoditization of the major central European backbone routes, the Company’s Wholesale business faces intense price competition that continues to erode revenues and margins. The Company is focusing on rationalizing costs by replacing international access costs on a capacity basis with rented fiber infrastructure so as to protect its profit margins.

Competition has increased significantly for basic backbone services in our Wholesale business through Hungary and neighboring countries. We have had to expand our offering by providing a larger number of circuits to a larger number of customers. While this generally requires more upfront sales work, the Company should experience fewer losses of customers going forward from this customer base.

Wholesale voice services, which represent slightly over half of total Wholesale Market gross revenues, continue to be a relatively low margin, high volume business. However, this service remains attractive to PanTel’s customers since it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers.

Mass Market Revenues

Our Mass Market revenues for the year ended December 31, 2006 were $29.8 million compared to $39.1 million for the year ended December 31, 2005. This $9.3 million, or 24%, decrease in Mass Market revenues reflects:

•	an 11% decrease in the average revenue per minute of use combined with an overall decrease of 19.5% in minutes of use over the same period in the prior year; and

•	Increased competition from other telecommunications service providers offering carrier selection and carrier pre-selection services within the Hungarotel Operating Areas.

We had an approximate 2% increase in total residential lines in service from approximately 148,387 for the year ended December 31, 2005, to approximately 151,536 during the year ended December 31, 2006. This slight increase is due to two major offsetting issues that influenced the line count figure of the Company:

•

We experienced a significant increase in the carrier select and carrier pre-selection activities that were launched during the second quarter of 2005 to challenge the ILTOs on service and price in the Mass Market. During April 2006, we introduced additional carrier selection and carrier pre-selection packages which should provide us with higher revenue than the original packages introduced last year. The sales results of these newly introduced packages have thus far been quite good. As of December 31, 2006, we had 44,000 active carrier selection and pre-selection lines compared to 18,645 lines as of December 31, 2005.

•

In the Hungarotel Operating Areas we have experienced a decrease in the line counts due to the following factors: (1) a significant number of disconnections due to rate changes during the fourth quarter of 2005 (see below); (2) continued wireless telephone penetration; (3) competition from other service providers, such as cable television operators providing voice services; and (4) economic conditions that resulted in some customers not being able to afford telephone services in general or choosing to receive voice services from just their wireless service provider, and not us, in order to reduce their monthly telecommunication expenses.

Although we increased our overall line count, our ARPU has declined since the carrier selection and carrier pre-selection customers generate significantly less ARPU than our customers in the Hungarotel Operating Areas. This shift in the customer mix between the loss in the Hungarotel Operating Areas with higher ARPU and the gain in the customers with lower ARPU outside the Hungarotel Operating Areas has resulted in an approximately 25% ARPU decrease between 2005 and 2006. Our main effort is to increase the ARPU and widen the Company’s customer base at the same time. Therefore, we have focused on increasing the broadband DSL Internet service penetration rate both in and out of the Hungarotel Operating Areas. We have been successful, almost tripling the number of ADSL connections from 3,863 lines in 2005 to 10,840 lines in 2006. We also provide new packages to our customers with value added services in order to increase the ARPU by not only increasing the tariff but by also providing more quality services. At the same time we were successful in the carrier selection and carrier pre-selection sales activity through different sales channels. We experienced the highest new carrier selection and carrier pre-selection sales growth in 2006 in Hungary and we continue to focus our efforts in this area.

In response to regulatory and competitive pressures in the Hungarotel Operating Areas, we introduced new monthly tariff packages to our customers as of October 1, 2005. The newly introduced packages provided for a re-balancing between monthly subscription fees and calling tariffs, whereby monthly subscription fees were increased and calling tariffs were reduced. The newly introduced packages also included, as a part of the package, a certain number of “free” minutes per month for each customer. Between October 1, 2005, when the new monthly packages were introduced, and December 31, 2005, we lost 20,400 net Mass Market telephone lines, or 14% of the Mass Market telephone lines in the Hungarotel Operating Areas as of September 30, 2005. This disconnection rate was due to the package re-balancing, increased competition from cable television operators, who began offering telephone services in some of the Hungarotel Operating Areas during the second half of 2005, as well as continued competition from wireless operators. The package re-balancing caused us to lose customers from the lower end of our customer segment base, while at the same time allowing us to have a more competitive offering towards customers within higher market segments. Prior to this package re-balancing, we experienced the opposite in that the disconnecting customers were primarily from the higher customer market segments. During 2006 the disconnection rate has returned to levels similar to the months preceding Hungarotel’s package re-balancing in October 2005.

Cost of Sales

	Year ended December 31,
(dollars in millions)	2006	2005
		As Restated
Cost of sales	$80.5	$69.4

Our total operating revenues have been reduced by Cost of Sales (interconnect costs) which totalled $80.5 million and $69.4 million during the years ended December 31, 2006 and 2005, respectively. As a percentage of total operating revenues, our total interconnect costs have remained consistent at approximately 40% for 2006 and 2005; however in functional currency terms we had an increase of 16% or $11.1 million. The increase in the interconnect costs is primarily due to the inclusion of the additional 2 months of the Pantel business in 2006 compared with 2005.

The majority, or 98%, of Hungarotel’s total cost of sales comes from the interconnect costs paid for terminating calls on other operators’ networks. We are paid a per minute interconnection fee for completing long distance wireline and wireless calls over our network to our customers (incoming). We pay interconnection fees to other wireline and wireless operators to terminate calls from our customers (outgoing). There is an imbalance between our incoming interconnection revenue and our outgoing interconnection expenses. For example, the amount that we paid the wireless carriers for completing calls placed by our wireline customers to the wireless carriers’ customers are eight times the amount that the wireless carriers paid us to complete calls placed by their wireless customers to our wireline customers. The interconnect prices used between the incumbent operators (including the wireless carriers) are set by the regulatory authorities.

Pantel is not an incumbent operator, and as a result interconnect prices between PanTel and other operators are based on negotiations, and might differ case by case. In addition to traditional voice termination interconnect costs, a significant portion of PanTel’s cost of sales is related to wholesale voice activity which is a high volume, low margin business that generates significant cost of sales. Pantel also pays access costs related to leased lines or VPN services.

While Hungarotel’s access costs are mainly interconnect charges, Pantel’s cost of sales are comprised of interconnect costs and access type costs as well.

Gross Margin

	Year ended December 31,
(dollars in millions)	2006	2005
		As Restated
Gross margin	$113.3	$110.2

Gross margin percentage decreased from 61% in 2005 to 58% in 2006, a decrease of 5%. The decrease is due primarily to the inclusion of the additional 2 months of interconnect costs from the PanTel business in 2006 compared with 2005. Gross margins in the PanTel business are lower than those in the Hungarotel business, and thus the additional 2 months of interconnect costs in 2006 has impacted gross margin.

A one-off sale of dark fiber during 2006 to a wholesale customer contributed approximately 11% of the total gross margin realized in the wholesale business.

Selling, General and Administrative

	Year ended December 31,
(dollars in millions)	2006	2005
		As Restated
Selling, general and administrative	$53.9	$53.8

Selling, General and Administrative expenses increased 1% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. In functional currency terms, selling, general and administrative expenses increased approximately 3% for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The 3% increase is mainly due to (i) a $0.5 million expense related to certain strategic projects and (ii) an increase in sales commissions of approximately $1.4 million related to sales activities. These effects are partially offset by a $1.1 million reversal in 2006 of the provision booked in 2005 for amounts due from the Universal Service Fund. The costs related to the Sarbanes Oxley Internal Control compliance project remained consistent at approximately $1.4 million in 2006 and 2005. Personnel expenses remained consistent compared to 2005 levels which is due to two offsetting factors. The cost savings realized in 2006 due to the workforce reduction plan at Hungarotel in 2005 were offset by the effect of the new bonus policy introduced in 2006 for Hungarotel employees effective from January 1, 2006.

Severance Expense

	Year ended December 31,
(dollars in millions)	2006	2005
Severance expense	$0.7	$2.5

In 2005, the Company adopted a workforce reduction plan in order to reduce operating expenses. The plan involved approximately 200 employees, primarily within the network and sales and marketing departments of Hungarotel. The cost of the plan amounted to $2.5 million and was based upon Hungarian statutory and union requirements.

Our severance expenses for year ended December 31, 2006, of $0.7 million, are due primarily to the termination costs related to an officer of the Company, as well as other individually insignificant severance costs related to the workforce of the Hungarian entities.

Depreciation and Amortization

	Year ended December 31,
(dollars in millions)	2006	2005
Depreciation and amortization	$26.1	$24.0

Depreciation and amortization charges increased $2.1 million, or 9%. This increase is due primarily to the inclusion of 12 months of depreciation and amortization in 2006 related to PanTel compared to the 10 month contribution in 2005.

Income from Operations

	Year ended December 31,
(dollars in millions)	2006	2005
		As Restated
Income from operations	$32.6	$30.0

Income from operations increased by 9% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Contributing to such an increase was a higher gross margin partially offset by higher selling, general and administrative expenses and higher depreciation and amortization expenses.

Foreign Exchange Gains (Losses), Net

	Year ended December 31,
(dollars in millions)	2006	2005
Foreign exchange gains (losses), net	$1.9	$(8.5)

Our foreign exchange gains for the year ended December 31, 2006 resulted primarily from (i) the strengthening of the Hungarian forint against the EUR and U.S. dollar on the Company’s average EUR 123.3 million denominated debt outstanding between December 31, 2005 and December 31, 2006. At December 31, 2006, the Hungarian forint had strengthened by approximately 0.2% against the EUR as compared to the December 31, 2005 level, and by 11.5% against the U.S. dollar as compared to the December 31, 2005 level. The Company’s foreign exchange losses for the year ended December 31, 2005 resulted primarily from (i) the weakening of the Hungarian forint against the euro on Hungarotel’s average euro 80 million denominated debt outstanding between February 21, 2005 (refinancing date) and December 31, 2005; (ii) the weakening of the Hungarian forint against the euro on PanTel’s average euro 64 million denominated debt outstanding between February 28, 2005 (refinancing date) and December 31, 2005; and by (iii) the strengthening of the U.S. dollar against the Hungarian forint on the Company’s EUR 9.5 million denominated inter-company loan between February 28, 2005 and December 31, 2005. At December 31, 2005, the Hungarian forint had weakened by approximately 3.6% against the euro as compared to the February 21, 2005 level, 4.2% against the euro as compared to the February 28, 2005 level and the U.S. dollar had strengthened by approximately 17% against the Hungarian forint as compared to the February 28, 2005 level. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Year ended December 31,
(dollars in millions)	2006	2005
Interest expense	$14.9	$14.1

Interest expense increased by 6% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This is due to higher average interest rates paid on the Company’s borrowings during the year ended December 31, 2006 compared to the year ended December 31, 2005, partially offset by lower average debt levels outstanding between the periods. See “Liquidity and Capital Resources” section below

Interest Income

	Year ended December 31,
(dollars in millions)	2006	2005
Interest income	$1.3	$0.9

Interest income increased 44% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, due to higher interest rates on Hungarian forint deposits between the periods.

Fair Value Changes on Interest Rate Swaps

	Year ended December 31,
(dollars in millions)	2006	2005
Fair value changes on interest rate swaps	$3.2	$(0.3)

Fair value changes on interest rate swaps amounted to a $3.2 million gain for the year ended December 31, 2006. The gain recorded for 2006 is the result of a favorable change in interest rates between the swap contract date and December 31, 2006.

Equity in Earnings of Affiliate

	Year ended December 31,
(dollars in millions)	2006	2005
Equity in earnings of affiliate	$—	$0.9

Equity in earnings of affiliate for the year ended December 31, 2005, represents the Company’s 25% equity ownership of PanTel in January and February 2005, prior to the Company obtaining 100% of PanTel on February 28, 2005.

Income Tax Expense

	Year ended December 31,
(dollars in millions)	2006	2005
		As Restated
Current tax expense:
Corporate tax expense	$1.9	$1.5
Local business tax	3.9	3.4
Deferred tax expense	0.3	1.5

Total income tax expense	$6.1	$6.4

The Company recorded a deferred tax expense of $0.3 million for the year ended December 31, 2006 as compared to $1.5 million for the year ended December 31, 2005. The deferred tax expense of $0.3 million for the year ended December 31, 2006 reflects the impact of updating the deferred tax calculation as of December 31, 2006. The amount of the deferred tax asset considered realizable as of December 31, 2006 could be reduced in the future if estimates of taxable income during the future periods are reduced. Management considers projected future taxable income and tax planning in making these assessments.

Net Income Attributable to Common Stockholders

	Year ended December 31,
(dollars in millions)	2006	2005
Net income attributable to common stockholders	$17.7	$2.8

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $17.7 million, or $1.38 per basic share, or $1.24 per share on a diluted basis, for the year ended December 31, 2006 as compared to net income attributable to common stockholders of $2.8 million, or $0.22 per basic share, or $0.20 per share on a diluted basis, for the year ended December 31, 2005.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The functional currency of the Company’s Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2005 was 199.59, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2004 of 202.74. When comparing the year ended December 31, 2005 to the year ended December 31, 2004, it should be noted that all U.S. dollar reported amounts have been affected by this 2% appreciation in the Hungarian forint against the U.S. dollar. In addition, when comparing the years it should also be noted that the 2005 results have been affected by the inclusion of PanTel as of March 1, 2005. Certain 2005 and 2004 amounts have been restated. See Note 1(c) “Restatements” in Notes to Consolidated Financial Statements.

Gross Revenues

USD (000’s)	2005	2004	% change
	As Restated	As Restated
Corporate	65,167	19,931	227
Wholesale	75,378	6,184	1,119
Mass Market	39,098	42,892	(9)

Total Operating Revenues	179,643	69,007	160
Cost of Sales	(69,403)	(8,667)	701

Gross Margin	110,240	60,340	83
Gross Margin %	61.4%	87.4%	(30)

Corporate Market Revenues

Corporate Market revenues increased by approximately 227% from $19.9 million to $65.2 million mainly as a result of the incorporation in 2005 of ten months of PanTel’s operations that were not included in 2004.

After excluding PanTel’s revenues from the 2005 results, the remaining Hungarotel corporate revenues declined approximately 25%, which is due to the following factors: (i) the substitution of wireline for wireless service as a general trend on the market; (ii) increased competition from other service providers which resulted in a 6% churn in terms of total corporate telephone lines in the Hungarotel Operating Areas; and (iii) increased competition which caused us to offer significant discounts to be able to keep the key customers. The average discount on the tariffs we offered to the major corporate customers was approximately 30%, which contributed to a drop in the call revenues.

Wholesale Market Revenues

Wholesale Market revenues increased by $69.2 million from $6.2 million to $75.4 million, mainly as a result of the incorporation in 2005 of ten months of PanTel’s operations.

Hungarotel’s Wholesale Market revenues are comprised of rental payments for high bandwidth leased line services and other infrastructure rental. Hungarotel’s Wholesale Market revenues were similar between 2004 and 2005.

PanTel’s Wholesale Market voice service is a high volume, relatively low margin service, but remains an attractive service to PanTel’s customers. In addition, it complements other business products such as leased lines and Internet bandwidth when bundling service for business customers.

By connecting Hungarotel’s and PanTel’s access networks and backbone structure, the Company entered into a more efficient and competitive position in the voice transit business within Hungary.

Mass Market Revenues

In reporting currency terms, operating revenues on the Mass Market for the year ended December 31, 2005 were $39.1 million compared to operating revenues of $42.9 million for the year ended December 31, 2004. This $3.8 million, or 9%, decrease in operating revenues is mainly due to the 17% decrease in the number of Mass Market telephone lines in the Hungarotel Operating Areas serviced over the same period in the prior year, which is offset by the increasing broadband DSL Internet revenues and additional revenues from outside the Hungarotel Operating Areas.

Due mainly to the package restructuring as of October 1, 2005 (see discussion of Mass Market revenues in 2006 to 2005 above), we suffered a significant loss of customers, 18% or 28,600 telephone lines between December 31, 2004 and December 31, 2005. Beside the negative effect of the introduction of the new packages, we faced increased competition from cable television operators, who began offering telephone services in some of the Hungarotel Operating Areas during the second half of 2005, as well as continued competition from wireless operators. These issues led to the revenue decrease for the year, but as a result we were able to start 2006 with a much more competitive package portfolio and with a more stable customer base. The package re-balancing caused us to lose customers from the lower end of our customer segment base, while at the same time allowing us to have a more competitive offering towards customers within higher market segments.

In parallel with stabilizing the Mass Market customer base within the Hungarotel Operating Areas, we launched our carrier selection and carrier pre-selection packages during the second quarter of 2005 to challenge the incumbent local telephone operators on service and price in the Mass Market outside of the Hungarotel Operating Areas. As a result of the carrier selection and carrier pre-selection sales activity, we gained a customer base of 18,645 connections by the end of 2005.

The Company experienced a gain in broadband DSL Internet sales as well, tripling the customer base from 1,226 lines to 3,863 lines between 2004 and 2005. By offering new DSL packages we intend to secure additional revenues from the new service as well as retain the customers by providing the combined DSL access and Internet services at an attractive price.

Cost of Sales

	Year ended December 31,
(dollars in millions)	2005	2004
	As Restated	As Restated
Cost of sales	$69.4	$8.7

We had a $60.7 million, or 700%, increase in cost of sales from $8.7 million for the year ended December 31, 2005, to $69.4 million for the year ended December 31, 2006. When comparing the years it should be noted that the 2005 figure has been affected by the inclusion of PanTel as of March 1, 2005, with no comparative figures in 2004. As a result, the majority of the increase of cost of sales is due to the inclusion of ten months of costs from Pantel.

Hungarotel’s cost of sales as a percentage of gross revenues was stable between 2004 and 2005 as interconnection prices set by the regulatory authorities did not change between the two years.

In addition to traditional voice termination interconnect costs, a significant portion of PanTel’s cost of sales is related to wholesale voice activity which is a high volume, low margin business that generates significant cost of sales. Pantel also pays access costs for leased lines or VPN services.

Gross Margin

	Year ended December 31,
(dollars in millions)	2005	2004
	As Restated	As Restated
Gross margin	$110.2	$60.3

Gross margin percentage decreased from 87% in 2004 to 61% in 2005, a decrease of 30%. The decrease is due primarily to the inclusion of 10 months of interconnect costs from the PanTel business in 2005 compared with 2004. Gross margins in the PanTel business are lower than those in the Hungarotel business, and thus the acquisition of PanTel in 2005 changed the composition of our interconnect cost and impacted gross margin.

Selling, General and Administrative

	Year ended December 31,
(dollars in millions)	2005	2004
	As Restated	As Restated
Selling, general and administrative	$53.8	$27.9

Selling, general and administrative expenses increased 96% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The inclusion of PanTel's selling, general and administrative expenses for the year ended December 31, 2005 contributed an additional $28.6 million of selling, general and administrative expenses compared to the year ended December 31, 2004. In functional currency terms, selling, general and administrative expenses of Hungarotel increased approximately 12% for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The 12% increase is primarily due to the recording by the Company of a bad debt provision, in the amount of $1.9 million during the fourth quarter of 2005, related to unpaid Universal Services revenues owed to the Company by the Universal Services Fund related to 2003 and 2004. The bad debt provision was recorded due to uncertainties as to whether the amounts would be ultimately paid to the Company. The increase in bad debt expense was partially offset by the decreasing number of new connection fee charges amortized during the year ended December 31, 2004 in relation to the number of connection fee charges that have been fully amortized in 2005. In addition, there was a 28% decrease in the Company’s U.S. dollar denominated operating expenses between the periods that is primarily due to a decrease in the amount of variable option accounting expense recorded by the Company in 2005 versus 2004 ($6.4 million in 2004 versus $1.2 million in 2005). The reduction in variable option accounting expense has been partially offset by one-time payments made during the second quarter of 2005 related to retirement and termination obligations paid to members of senior management that were not part of the workforce reduction plan as described in the “Severance Expenses” section below, as well as significant expenses incurred by the Company related to the Sarbanes-Oxley Internal Control compliance project for 2005.

Severance Expense

	Year ended December 31,
(dollars in millions)	2005	2004
Severance expense	$2.5	$-

On August 30, 2005, the Company agreed with the Hungarian Trade Unions representing most of its Hungarian-based employees on the key provisions of a workforce reduction plan, pursuant to which the Company reduced its workforce at Hungarotel by approximately 200 employees, which represents about 20% of the Company’s workforce. The first step in the process consisted of an offer to employees to voluntarily accept a severance package, of which approximately 80 accepted in September 2005. The second step in the process occurred during the fourth quarter of 2005 when 120 involuntary terminations took place. The $2.5 million expense during the year represented the severance costs concerning the redundancy program.

Depreciation and Amortization

	Year ended December 31,
(dollars in millions)	2005	2004
Depreciation and amortization	$24.0	$12.4

Depreciation and amortization charges increased $11.6 million, or 94%. This increase is due primarily to the inclusion of $11.3 million of depreciation and amortization related to PanTel for the ten months ended December 31, 2005.

Income from Operations

	Year ended December 31,
(dollars in millions)	2005	2004
	As Restated	As Restated
Income from operations	$30.0	$20.1

Income from operations increased by 49% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Contributing to the increase were higher net telephone service revenues partially offset by higher selling, general and administrative expenses, severance expenses and higher depreciation and amortization expenses.

Foreign Exchange (Losses) Gains, Net

	Year ended December 31,
(dollars in millions)	2005	2004
Foreign exchange (losses) gains, net	$(8.5)	$6.9

The Company’s foreign exchange losses for the year ended December 31, 2005 resulted primarily from (i) the weakening of the Hungarian forint against the euro on Hungarotel’s average EUR 80 million denominated debt outstanding between February 21, 2005 (refinancing date) and December 31, 2005; (ii) the weakening of the Hungarian forint against the euro on PanTel’s average EUR 64 million denominated debt outstanding between February 28, 2005 (refinancing date) and December 31, 2005; and (iii) the strengthening of the U.S. dollar against the Hungarian forint on the Company’s EUR 9.5 million denominated inter-company loan between February 28, 2005 and December 31, 2005. At December 31, 2005, the Hungarian forint had weakened by approximately 3.6% against the euro as compared to the February 21, 2005 level, 4.2% against the euro as compared to the February 28, 2005 level and the U.S. dollar had strengthened by approximately 17% against the Hungarian forint as compared to the February 28, 2005 level. The foreign exchange gains, for the year ended December 31, 2004, resulted primarily from the appreciation of the Hungarian forint against the euro and the U.S. dollar on the Company’s average EUR 46.9 million denominated debt outstanding and U.S. dollar 25 million inter-company denominated debt outstanding during the period. At December 31, 2004, the Hungarian forint had appreciated by approximately 7% against the euro and approximately 15% against the U.S. dollar as compared to December 31, 2003 levels. When non-Hungarian forint debt is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Interest Expense

	Year ended December 31,
(dollars in millions)	2005	2004
Interest expense	$14.1	$9.1

Interest expense increased 55% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. This 55% increase is the result of: (i) the inclusion of PanTel’s $4.2 million interest expense for the ten months ended December 31, 2005; (ii) the write-off of $1.5 million of deferred financing cost related to Hungarotel’s previous syndicated loan repaid on February 21, 2005; and (iii) higher average debt levels outstanding between the periods; partially offset by lower average interest rates paid on the Company’s borrowings during the year ended December 31, 2005 compared to the year ended December 31, 2004. See “Liquidity and Capital Resources” section below.

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

Equity in earnings of affiliate for the year ended December 31, 2005 represents the Company’s 25% equity ownership of PanTel in January and February 2005, prior to the Company obtaining 100% of PanTel on February 28, 2005. Equity in earnings of affiliate for the year ended December 31, 2004, represents the Company’s 25% equity ownership of PanTel from November 10, 2004 until December 31, 2004.

Income Tax Expense

	Year ended December 31,
(dollars in millions)	2005	2004
	As Restated	As Restated
Current tax expense:
Corporate tax expense	$1.5	$1.3
Local business tax	3.4	1.3
Deferred tax expense	1.5	1.8

Total income tax expense	$6.4	$4.4

The Company recorded a $1.6 million current tax expense in 2005 primarily as a result of Hungarotel paying 16% corporate income tax on its taxable income for the year.

The Company recorded a deferred tax expense of $1.5 million for the year ended December 31, 2005 as compared to $1.8 million for the year ended December 31, 2004. The deferred tax expense of $1.5 million for the year ended December 31, 2005 reflects the impact of updating the deferred tax calculation as of December 31, 2005. The amount of the deferred tax asset considered realizable as of December 31, 2005 could be reduced in the future if estimates of taxable income during the future periods are reduced. Management considers projected future taxable income and tax planning in making these assessments.

Net Income Attributable to Common Stockholders

	Year ended December 31,
(dollars in millions)	2005	2004
Net income attributable to common stockholders	$2.8	$16.1

As a result of the factors discussed above, the Company recorded net income attributable to common stockholders of $2.8 million, or $0.22 per basic share, or $0.20 per share on a diluted basis, for the year ended December 31, 2005 as compared to net income attributable to common stockholders of $16.1 million, or $1.30 per basic share, or $1.25 per share on a diluted basis, for the year ended December 31, 2004.

Liquidity and Capital Resources

We have historically funded our capital requirements primarily through a combination of debt, equity and vendor financing. The ongoing development and installation of the networks in the Hungarotel Operating Areas required significant capital expenditures ($216.9 million at historical exchange rates through December 31, 2006). Since the end of 1998, Hungarotel’s networks have had the capacity, with normal additional capital expenditure requirements, to provide basic telephone services to virtually all of the potential customers within the Hungarotel Operating Areas. With the acquisition of PanTel, our capital expenditures, beginning in 2005, are considerably higher than what has been experienced during the past few years due to the business of PanTel requiring capital expenditures to be incurred in order to connect customers to Pantel’s nation-wide network.

Net cash provided by operating activities totaled $44.6 million during the year ended December 31, 2006, compared to $43.6 million during the year ended December 31, 2005. This increase is principally due to the combination of the following factors: (i) the 5% depreciation of the Hungarian forint against the U.S. dollar between the two periods; (ii) the change in operating income during the year ended December 31, 2006 as compared to the year ended December 31, 2005; and (iii) the movement in net working capital during the period. For the year ended December 31, 2006 and 2005, we used $18.5 million and $29.0 million, respectively, in investing activities. The $18.5 million used for investing activities for the year ended December 31, 2006 is due primarily to additions to our telecommunication networks. The $29.0 million used in investing activities for the year ended December 31, 2005 is due to: (i) $22.1 million to fund additions to our telecommunications networks and other intangibles; and (ii) $7.5 million for the acquisition of the PanTel business (net of cash acquired). Financing activities used net cash of $24.4 million during the year ended December 31, 2006 compared to $3.7 million for the year ended December 31, 2005. Cash flows used in financing activities for the year ended December 31, 2006 reflect: (i) a $24.0 million scheduled repayment under the credit agreement, and (ii) a $0.4 million principal payments made under our capital lease obligations. Cash flows from financing activities for the year ended December 31, 2005 were the result of: (i) the drawing down of $110 million under the new bank credit agreement; (ii) the $74.3 million repayment of our previous loans; (iii) the scheduled repayment of $20.9 million from our new credit agreement; (iv) the $6.5 million payment of financing related costs; and (v) an $11.8 million principal and interest payment on our new credit agreement to fund the debt service reserve account that is stipulated by the credit agreement.

As of December 31, 2006, we have repaid approximately $44.9 million (EUR 36 million), at historical exchange rates, of the original EUR 150 million drawn down under our existing credit agreement.

On February 9, 2005, we entered into an EUR 170 million Credit Facility Agreement (the “Credit Agreement”) with a European banking syndicate. The Credit Agreement has three facilities. Facility A, in the amount of EUR 84 million, was drawn down by Hungarotel on February 21, 2005 for the purpose of refinancing and terminating Hungarotel’s existing bank credit agreement as well as to partially finance the acquisition of PanTel. Facility B, in the amount of EUR 66 million, was drawn down by PanTel on February 28, 2005 for the purpose of refinancing and terminating PanTel’s existing EUR debt. Facility C, in the amount of EUR 20 million provides funds for the repayment of our outstanding notes which mature on March 31, 2007.

The aggregate amounts of maturities of long-term debt for each of the next four years under the Credit Agreement, and in aggregate thereafter, at December 31, 2006 exchange rates, are as follows: 2007, $34,749,000; 2008, $33,338,000; 2009, $41,396,000; and 2010, $40,617,000.

We believe that our future cash flow will allow us to meet our working capital needs, including our obligations under our debt agreements.

Facility A and Facility B are repayable semi-annually on each June 30 and December 31 beginning on June 30, 2005 and ending on December 31, 2010. Facility C is repayable in equal installments on June 30, 2011 and December 31, 2011. The loans accrue interest at the rate of the Applicable Margin (described below) plus the EURIBOR rate for the applicable interest period. The Applicable Margin for an interest period on Facility A and Facility B loans is based on the Company's ratio of Consolidated Total Net Borrowings to EBITDA. The Applicable Margin can range from a high of 2.75% per annum to a low of 1.0% per annum. The Applicable Margin on Facility A and Facility B loans was 2.25% per annum as of December 31, 2005. The Applicable Margin for the Facility C loan is fixed at 2.75% per annum.

We paid a facility agency fee in the amount of EUR 50,000 and an arrangement fee in the amount of EUR 4.0 million under the terms of the Credit Agreement. The fees were paid from the proceeds of Facilities A and B. The Company must pay a commitment fee in the amount of 0.65% per annum on the undrawn amount of the Credit Agreement. Only Facility C has not been drawn down.

We have entered into a series of agreements to secure our obligations under the Credit Agreement pursuant to which we have pledged all of our intangible and tangible assets, including HTCC’s ownership interests in its subsidiaries. We are subject to covenants, including maintenance of certain financial statement ratios, limitations on paying dividends, borrowing funds, and merging and disposing of our assets. The Credit Agreement contains customary representations and warranties and events of default, which would trigger early repayment of the balance under the Credit Agreement.

We may prepay the loans under the Credit Agreement prior to their scheduled maturity dates. We have certain obligations to make a prepayment on the Credit Agreement under certain conditions including the issuance of additional debt or equity capital in certain circumstances. We are also required to make a prepayment on the Credit Agreement if we have any "Excess Cash Flow" as defined in the Credit Agreement. We must make "Excess Cash Flow" prepayments until such time as our Consolidated Net Borrowings to EBITDA ratio, as defined in the Credit Agreement, is less than 1.5:1.

We are also required to repay the entire amount borrowed under the Credit Facility if TDC, without the consent of the banks holding two-thirds of the Credit Agreement loans, either (i) disposes of any of its shares of the Company or (ii) no longer has the right to appoint the Chairman of our Board of Directors, Chief Executive Officer or Chief Financial Officer (the "Appointment Rights"). However, such mandatory prepayment provision shall not apply if (a) our Consolidated Net Borrowings to EBITDA ratio is less than 2:1 at the end of each of the two fiscal quarters prior to such event, (b) TDC sells all of its shares of the Company to an internationally recognized telecommunications operator with a certain credit rating, or (c) TDC transfers the Appointment Rights to an internationally recognized telecommunications operator with a certain credit rating which telecommunications operator also buys all of TDC's shares of the Company. TDC currently owns approximately 62% of the outstanding Common Stock.

Our major contractual cash obligations, including interest, as of December 31, 2006 (at December 31, 2006 exchange rates) are as follows:

Cash Payments Due by Period

(in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt	$191,303	35,794	107,701	47,808	—
Short Term Debt	25,000	25,000	—	—	—
Lease Commitments to Telecommunication Providers	8,272	4,422	3,822	28	—
Other Operating Leases	5,474	1,940	2,566	667	301
Capital Leases	980	554	426	—	—

Total	$231,029	67,710	114,515	48,503	301

As of December 31, 2006, the Company's current liabilities of $108.0 million exceed its current assets of $79.8 million. Included in current liabilities is the short-term debt due to TDC of $24.7 million. TDC has expressed its intention to exercise its warrants to buy shares in the Company, thereby eliminating this liability. We believe that cash provided by our operating activities and our financing activities, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt and anticipated capital expenditure requirements.

The Company has fully committed bank facilities in place to finance the acquisition of Invitel. The bank facilities consist of a EUR 210 million bridge facility and additional backstop facilities in the total amount of EUR 412 million to backstop Invitel’s current high yield bonds, PIK notes and its senior bank credit facility. In addition, the bank facilities to finance the acquisition of Invitel will also refinance the Company’s existing bank credit facility.

Our ability to generate sufficient cash flow from operations to meet our contractual cash obligations is subject to many factors, including regulatory developments, macroeconomic factors, competition and customer behavior and acceptance of additional fixed line telecommunications services. Under our Credit Agreement, the ratio of our Consolidated Total Net Borrowings to EBITDA is a measurement of financial performance and becomes the basis for determining the Applicable Margin of the Credit Agreement. We must also maintain a minimum ratio of debt service cover. The ratios are calculated based on our U.S. dollar consolidated financial statements translated into euros. This exposes us to the possible risk of not meeting our debt covenant ratios, as measured in euro terms, due to the effect of currency movements on translation of our Hungarian forint denominated assets, liabilities, revenues and expenses into euros. While management seeks to manage the business to be in compliance with the Credit Agreement and related covenants, we operate in a competitive and regulated environment which is subject to many factors outside of management’s control (i.e. the government’s political, social and public policy agenda). We consider reducing this exchange rate risk, when deemed cost effective, through the use of forward hedging contracts or other hedging products.

Inflation and Foreign Currency

During 2004, high Hungarian forint interest rates attracted foreign investors into the market and, as a result, the Hungarian forint appreciated against the euro, as well as the U.S. dollar. As a result of this strengthening, we recorded an exchange gain of $6.9 million for the year ended December 31, 2004. During 2005, the Hungarian forint weakened against the euro and the U.S. dollar due to a decrease in Hungarian interest rates and, more generally, an increase in U.S. interest rates that resulted in investors divesting from emerging markets and investing in U.S. government securities, resulting in a foreign exchange loss of $8.5 million for the year ended December 31, 2005. During 2006, the Hungarian forint strengthened against the U.S. dollar and remained more or less unchanged against the euro compared to the prior year. Due to a significant Hungarian budget deficit in 2006, the Hungarian National Bank increased interest rates throughout the year to attract foreign investors to the Hungarian market in response to an increase in U.S. interest rates, resulting in a foreign exchange gain of $1.9 million for the year ended December 31, 2006. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

We generate approximately 73% of our net revenues in Hungarian forints and incur operating and other expenses, including capital expenditures, predominantly in Hungarian forints but also in U.S. dollars and euros. Approximately 32% of our gross revenues, essentially from our wholesale business, are based on euros. In addition, certain items in the balance sheet accounts are denominated in currencies other than the functional currencies of the operating subsidiaries. Accordingly, when such accounts are translated into the functional currency, we are subject to foreign exchange gains and losses which are reflected as a component of net income. When the subsidiaries’ financial statements are translated into U.S. dollars for financial reporting purposes, we are subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

While we have the ability to increase the prices we charge for our services generally commensurate with increases in the Hungarian Consumer Price Index (“CPI”) pursuant to our licenses from the Hungarian government, and as regulated by the government, we may choose not to implement the full amount of the increase permitted due to competitive and other concerns. In addition, the rate of increase in the Hungarian CPI may not be sufficient to offset potential negative exchange rate movements and, as a result, we may be unable to generate cash flows to the degree necessary to meet our obligations in currencies other than the Hungarian forint. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

Related Party Transactions

The amount due to related parties totalling $2,881,000 at December 31, 2006, represents cumulative preferred stock dividends in arrears, in the amount of $756,000, an accrual of $2,033,000 as an estimate of the costs for various individuals employed by TDC A/S (“TDC”) who have performed work for us, including our President and Chief Executive Officer and the head of Corporate Business Development (see below), for 2005 and for 2006 and an accrual related to uninvoiced directors and officers liability insurance costs amounting to $92,000. TDC owns 62% of our outstanding Common

Stock, 30,000 shares of preferred stock convertible into 300,000 shares of our Common Stock and warrants enabling it to purchase 2,500,000 shares of our Common Stock at $10 per share with a warrant expiration date of March 31, 2007. We owe TDC $756,000 for the accumulated dividends on the preferred stock. TDC also owns $25 million of notes issued by us which mature in March 2007. Interest is payable semi-annually at the applicable U.S. Dollar LIBOR rate for the interest period plus 3.5% (8.9% at December 31, 2006). During 2006, we paid TDC $1,961,000 in interest on the notes.

Messrs. Dogonowski, Eriksen, Revsbech and Scheinemann, current directors, are officers of TDC. Mr. Holm is an employee of TDC and serves as our President and Chief Executive Officer and is also the head of management’s executive committee. Alex Wurtz, also an employee of TDC, serves as our head of Corporate Business Development and is a member of our management executive committee. We have reached an agreement with TDC to reimburse TDC for the services of Messrs. Holm and Wurtz; however, no payment has been made.

For Mr. Holm, we have agreed to pay TDC EUR 778,157 (approximately $1,024,000) for Mr. Holm’s services for the period from May 2005 through December 2006. We are also responsible for paying other costs pertaining to Mr. Holm, including lodging in Budapest and for certain of Mr. Holm's travel costs back to his home in Denmark.

For Mr. Wurtz, we have agreed to pay TDC EUR 387,224 (approximately $510,000) for Mr. Wurtz’s services for the period from June 2005 to December 2006. We are also responsible for paying Mr. Wurtz’s lodging in Budapest.

In addition to the services of Messrs. Holm and Wurtz, three employees of TDC have performed financial controlling services for us. We have reached an agreement with TDC to pay approximately $139,000 for such services. TDC has also provided services for us in connection with certain strategic projects, including services in connection with our acquisition of Invitel. For such services, we have agreed to reimburse TDC approximately $360,000.

All of the directors of the Company are covered by a directors and officers liability policy taken out by TDC. In 2006, we had approximately $308,000 in expenses for our portion of the overall premium paid by TDC.

We have agreements in place with TDC and its subsidiaries, pursuant to which TDC and the Company transport international voice, data and Internet traffic for each other over their respective telecommunications networks. For 2006, TDC paid us a net amount of approximately $1,332,000 pursuant to such agreements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Currency Exchange Rate Risks

We are exposed to various types of risk in the normal course of our business, including the risk from foreign currency exchange rate fluctuations. Our operations, including approximately 73% of net revenues and approximately 85% of operating expenses are Hungarian forint based. Therefore, we are subject to exchange rate risk with respect to our non-Hungarian forint denominated income and expenses, primarily euros and U.S. dollars, due to the variability between the Hungarian forint and the U.S. dollar and euro. We are also exposed to exchange rate risk since we have debt obligations in euros and U.S. dollars. If the Hungarian forint weakens in the currency exchange markets versus the U.S. dollar or euro, we would have to generate more revenue in Hungarian forints to settle such debt obligations. The

Hungarian forint/euro exchange rate changed from 252.73 as of December 31, 2005 to 252.3 as of December 31, 2006, an approximate 0.2% appreciation in value of the Hungarian forint versus the euro. At the same time, the Hungarian forint/U.S. dollar exchange rate changed from 213.58 as of December 31, 2005 to 191.62 as of December 31, 2006, an approximate 11.5% appreciation in value of the Hungarian forint versus the U.S. dollar. We have not entered into any agreements to manage our foreign currency risks related to such expenses but we continue to monitor our exchange rate risks related to our income and expenses.

Our debt obligations are euro and U.S. dollar denominated. Our policy is to consider utilizing foreign exchange rate hedging instruments or purchases of euro and U.S. dollar in advance in order to reduce our exposure to exchange rate risks associated with cash payments in euros and dollars under our debt obligations. We did not have any open foreign currency hedging instruments at December 31, 2006. Our policy requires that counterparties to any hedging instrument be substantial and creditworthy multinational commercial banks, which are recognized market makers.

Given our debt obligations, which include euro and U.S. dollar denominated debt, exchange rate fluctuations in operational currencies can have a significant impact on our financial statements in connection with foreign exchange gains/losses and the resulting debt balances.

For example, if a 5% change in Hungarian forint/euro exchange rates were to occur, our euro denominated debt, in U.S. dollar terms, would increase or decrease by $7.5 million assuming that the U.S. dollar/forint rate did not change. A 5% change in the Hungarian forint/U.S. dollar rate along with a 5% change in Hungarian forint/euro rates would result in an $7.1 million to $7.9 million increase in the debt balance or a decrease of $7.1 million to $7.9 million.

Interest Rate Risks

We are exposed to interest rate risks because our outstanding U.S. dollar denominated debt obligation accrues interest at a variable rate tied to market interest rates. The interest rate on the U.S. dollar denominated obligation is based on USD LIBOR. If a 1% change in USD LIBOR interest rates were to occur, our interest expense would increase or decrease by approximately $0.2 million annually based upon the our December 31, 2006 U.S. dollar denominated debt level. We evaluate market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates.

As of December 31, 2006, we have entered into interest rate swap agreements whereby we have exchanged 100% of the variable interest rate on our euro denominated debt for a fixed rate. The swap agreements are valid until December 31, 2010.

Currency and Interest Rate Risks in Connection with the Invitel Acquisition

In connection with the proposed acquisition of Invitel, we face significant exposure to the value of the Hungarian currency and the level of interest rates as most of the financing will be in EUR with floating rate exposure combined with Hungarian assets primarily generating a HUF cash flow. Therefore, we have entered into contingent cross currency swaps resulting in approximately 80% of the principal loan amounts being denominated in HUF and approximately 80% of the loan amounts being at fixed rates. The contingent nature implies that the hedges are contingent on the transaction closing. If the transaction does not close, the hedges will be terminated with no obligations and no loss of premium for the Company.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all conditions. In addition, our Chief Financial Officer, Steven Fast, started his employment with the Company on January 15, 2007. His evaluation of our Company’s disclosure controls and procedures, as well as his evaluation of our internal control over financial reporting and the changes in our internal control over financial reporting for the quarter ended December 31, 2006 were based, in part, on his review of work performed by others since he was not the Chief Financial Officer at the end of the year.

(ii)	Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Our Management’s Annual Report on Internal Control Over Financial Reporting appears on page F-3 of this report.

(b)	Attestation Report of the Registered Public Accounting Firm

The attestation report of KPMG Hungaria Kft., our independent registered public accounting firm, on management’s assessment, and on the effectiveness of, our internal control over financial reporting appears on page F-4 of this report.

(c)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive and Chief Financial Officers, has evaluated changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2006, we included PanTel and PanTel Technocom within the scope of our assessment of internal control. We also retained an outside consultant to assist us in the assessment, remediation, improvement and testing of the relevant internal controls over financial reporting; not only for the Company as a whole but for the newly in scope subsidiaries in particular. This exercise resulted in the implementation, improvements and/or changes in a significant number of processes and controls, which have enabled us to meet today’s heightened internal control standards. These processes and controls are set forth below:

Key Processes at PanTel:

•	Core service delivery and billing;

•	Customer contracting and related master data setup;

•	Capitalization of fixed assets;

•	Inventory management;

•	Access cost management; and

•	Accounts receivable management.

Key Processes at PanTel Technocom:

•	Core service delivery and billing; and

•	Payroll calculation and expense management

The following Information Technology General Controls at PanTel and PanTel Technocom were implemented:

•	User authentication to applications and its databases;

•	Regular review of system logs;

•	Setup, revocation and periodic review of access rights;

•	Program change and maintenance management;

•	Emergency change management; and

•	System back-up.

During the evaluation, and as further described in Note 1(c) in the Notes to Consolidated Financial Statements for the year ended December 31, 2006, we concluded the need for two restatements to the Company’s consolidated financial statements. We assessed whether these restatements indicated that we might have a material weakness and considered the following: (1) the Company completed a GAAP checklist at year-end in a comprehensive manner; (2) key members of the financial team have taken GAAP training on various issues; (3) the Company engages outside accounting firms to assist it in evaluating complex accounting transactions; and (4) the Company has improved its understanding, application and documentation of accounting issues in accordance with GAAP.

As a result of these additional controls, we believe that the likelihood of a material misstatement of the annual or interim financial statements not being prevented or detected is remote.

We intend to regularly review and evaluate the design and operating effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal control over financial reporting are effective, future events affecting our business may cause us to modify our controls and procedures.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers.

The rest of the information required by this item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A to the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters.

See “Equity Compensation Plan Information” under Item 5. The rest of the information required by this item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) List of Financial Statements

Reference is made to the index on page F-1 for a list of all financial statements filed as part of this Report on Form 10-K.

(a)(2) List of Financial Statement Schedules

Reference is made to the index on page F-1 for a list of all financial statement schedules filed as part of this Report on Form 10-K.

(a)(3) List of Exhibits

Exhibit Number	Description

2.1	Framework Agreement among Hungarian Telephone and Cable Corp., Hungarotel Rt., KPN Telecom B.V. and Pansource B.V. dated May 4, 2004 filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.2	Agreement for the Sale and Purchase of a certain portion of the issued share capital of PanTel among Hungarian Telephone and Cable Corp., KFKI Investment Ltd. and PT Invest International LLC dated September 21, 2004 filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.3	Advice and Assistance Agreement among Hungarian Telephone and Cable Corp., KFKI Investment Kft., and PT Invest International LLC dated September 21, 2004 filed as Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.4	Agreement for the Sale and Purchase of a certain portion of the issued share capital of PanTel between Hungarian Telephone and Cable Corp. and MAV Rt. dated July 14, 2004 filed as Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.5	Sale and Purchase Agreement dated January 8, 2007 between Hungarian Telephone and Cable Corp. and Invitel Holdings N.V., filed as Exhibit 2.1 to the Registrant's Report on Form 8-K filed on January 9, 2007 and incorporated herein by reference

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

4.1	Certificate of Incorporation and By-laws of the Registrant (see exhibits 3(i) and 3(ii))

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

Exhibit Number	Description
4.3	Form of reissued Amended and Restated Unsecured Notes issued by Hungarian Telephone and Cable Corp. dated as of June 15, 2005 with the attached terms and conditions, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

9	Voting trust agreement (None)

10	Material contracts:

10.1	English Translation of Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Raba-Com Rt., filed as Exhibit 10(y)(y) to the Registrant’s Current Report on Form 8-K for February 28, 1994 and incorporated herein by reference

10.2	English Translation of Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Kelet-Nógrád Com Rt., filed as Exhibit 10(z)(z) to the Registrant’s Current Report on Form 8-K for February 28, 1994 and incorporated herein by reference

10.3	English translation of Amended and Restated Concession Contract between Pápa és Térsége Telefon Koncessziós Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996, filed as Exhibit 10.78 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.4	English translation of Amended and Restated Concession Contract between Hungarotel Távközlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Oroshaza), filed as Exhibit 10.79 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.5	English translation of Amended and Restated Concession Contract between Hungarotel Távközlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Bekescsaba), filed as Exhibit 10.80 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.6	Form of reissued Warrants to Purchase Common Stock of Hungarian Telephone and Cable Corp., dated as of June 15, 2005, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.7	EUR 170 million Senior Secured Debt Facility entered into as of February 9, 2005 among Hungarian Telephone and Cable Corp. and its subsidiaries; Calyon Bank, MKB Bank, WestLB Bank and certain other parties, filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference

10.8	2002 Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Compensatory Plan)

Exhibit Number	Description
10.9	Non-Employee Director Stock Option Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Compensatory Plan)

10.10	2004 Long-Term Incentive Plan, filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference (Compensatory Plan)

10.11	Form of Stock Option Agreement issuable under 2004 Long-Term Incentive Plan filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Management Contract)

10.12	Terminated Employment Agreement dated as of March 17, 2003 between the Registrant and its former Chief Executive Officer Ole Bertram, filed as Exhibit 10.8 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference (Management Contract)

10.13	Summary of certain compensation arrangements regarding the Registrant’s former Chief Executive Officer Ole Bertram, filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference (Compensatory Plan)

10.14	Terminated Employment Agreement dated as of April 22, 2005 between the Registrant and William T. McGann, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference (Management Contract)

10.15	Terminated Employment Agreement dated as of August 1, 2004 between the Registrant and Jan Mulder, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference (Management Contract)

10.16	Termination Agreement dated June 22, 2005 between the Registrant and Jan Mulder, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference (Management Contract)

10.17	Employment Agreement, as amended as of April 22,2005 between the Registrant and Peter T. Noone, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference (Management Contract)

10.18	Summary of Board of Director Compensation, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference (Compensatory Plan)

10.19	Employment Agreement entered into on December 22, 2005 between the Registrant and Tamas Vagany, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for 2005 and incorporated herein by reference (Management Contract)

10.20	Employment Agreement and supplemental Letter Agreement dated as of December 14, 2006 between Hungarian Telephone and Cable Corp and Steven Fast (Management Contract)

Exhibit Number	Description
10.21	Separation Agreement dated September 14, 2006 between Hungarian Telephone and Cable Corp. and William T. McGann, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference (Management Contract)

10.22	Secondment Agreement dated March 6, 2007 between Hungarian Telephone and Cable Corp. and TDC A/S regarding the services of Torben V. Holm (Management Contract)

10.23	Secondment Agreement dated March 6, 2007 between Hungarian Telephone and Cable Corp. and TDC A/S regarding the services of Alex Wurtz (Management Contract)

11	Statement re computation of per share earnings (not required)

12	Statement re computation of ratios (not required)

13	Annual report to security holders (not required)

14	Code of Ethics, filed as Exhibit 14 to the Registrant’s Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference

16	Letter re change in certifying accountant (not required)

18	Letter re change in accounting principles (none)

21	Subsidiaries of the Registrant

22	Published report regarding matters submitted to vote of security holders (none)

23	Consent of KPMG Hungaria Kft.

24	Powers of Attorney

31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Steven Fast, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Steven Fast, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 19, 2007.

HUNGARIAN TELEPHONE AND CABLE CORP.
(Registrant)

By	/s/ Torben V. Holm
Torben V. Holm
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of March 19, 2007.

Signature/Name	Title

/s/ Steven Fast	Chief Financial Officer
Steven Fast	(Principal Accounting Officer;
Principal Financial Officer)

/s/ Ole Steen Andersen *	Director
Ole Steen Andersen

/s/ Ole Betram*	Director
Ole Bertram

/s/ Robert R. Dogonowski *	Director
Robert R. Dogonowski

/s/ Jesper Theill Eriksen *	Director, Chairman
Jesper Theill Eriksen

Director
Jens Due Olsen

/s/ Carsten Dyrup Revsbech *	Director, Vice-Chairman
Carsten Dyrup Revsbech

/s/ John B. Ryan*	Director
John B. Ryan

/s/ Henrik Scheinemann*	Director
Henrik Scheinemann

*	The undersigned by signing his name hereto, does hereby execute this Report on Form 10-K pursuant to powers of attorney filed as exhibits to this report.

By:	/s/ Peter T. Noone
Peter T. Noone
Attorney-In-Fact

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statements Schedules

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule

The Board of Directors and Stockholders

Hungarian Telephone and Cable Corp.:

We have audited the consolidated financial statements of Hungarian Telephone and Cable Corp. and subsidiaries (the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, as discussed in Note 1 (m) to the consolidated financial statements.

As disclosed in Note 1 (c) to the consolidated financial statements, the 2005 and 2004 consolidated statements of operations and comprehensive income have been restated to reflect the correction of errors in the presentation of revenues, cost of sales and local business tax.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hungarian Telephone and Cable Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 19, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG Hungária Kft.

Budapest, Hungary

March 19, 2007

Management’s Report on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Hungarian Telephone and Cable Corp.:

The management of Hungarian Telephone and Cable Corp. and subsidiaries (together, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG Hungaria Kft., an independent registered public accounting firm, as stated in their report which is included herein.

Budapest, Hungary

March 19, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Hungarian Telephone and Cable Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hungarian Telephone and Cable Corp. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 19, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG Hungária Kft.

Budapest, Hungary

March 19, 2007

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(In thousands, except share and per share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$18,794	15,083
Restricted cash	11,850	10,650
Accounts receivable, net of allowance of $5,608 in 2006 and $3,798 in 2005	38,336	33,527
Current deferred tax asset, net	1,685	1,034
Interest rate swaps	1,138	—
Other current assets	8,026	9,335

Total current assets	79,829	69,629

Property, plant and equipment, net	180,329	164,248
Goodwill	9,622	8,461
Other intangibles, net	49,364	45,741
Deferred costs	897	1,237
Deferred tax asset, net	2,583	3,109
Interest rate swaps	1,818	—
Other assets	8,312	6,392

Total assets	$332,754	298,817

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$34,749	21,938
Short-term debt	24,657	—
Current obligations under capital leases	469	388
Accounts payable	6,793	13,261
Accruals	28,594	24,965
Interest rate swaps	—	254
Advance customer payment	2,310	—
Other current liabilities	7,570	4,475
Due to related parties	2,881	1,052

Total current liabilities	108,023	66,333

Long-term debt, excluding current installments	115,351	158,227
Long-term obligations under capital leases, excluding current portion	399	779
Asset retirement obligation	578	483
Deferred credits and other liabilities	8,379	2,114

Total liabilities	232,730	227,936

Commitments and contingencies	—	—

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2006 and 2005	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,812,665 shares in 2006 and 12,796,461 shares in 2005	14	14
Additional paid-in capital	156,879	156,406
Accumulated deficit	(82,905)	(100,624)
Accumulated other comprehensive income	26,036	15,085

Total stockholders’ equity	100,024	70,881

Total liabilities and stockholders’ equity	$332,754	298,817

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2006, 2005 and 2004

(In thousands, except share and per share data)

	2006	2005	2004
		As Restated (1)	As Restated (1)
Revenues	$193,732	179,643	69,007
Cost of sales	80,467	69,403	8,667

Gross margin	113,265	110,240	60,340

Operating expenses:
Selling, general and administrative	53,858	53,760	27,908
Severance costs	700	2,533	—
Depreciation and amortization	26,137	23,968	12,376

Total operating expenses	80,695	80,261	40,284

Income from operations	32,570	29,979	20,056

Other income (expenses):
Foreign exchange gains (losses), net	1,936	(8,540)	6,947
Interest expense	(14,883)	(14,123)	(9,133)
Interest income	1,329	932	2,255
Fair value changes on interest rate swaps	3,210	(255)	—
Equity in earnings of affiliate	—	934	443
Other, net	(250)	413	78

Net income before income taxes	23,912	9,340	20,646

Income tax expense:
Current	(5,749)	(4,957)	(2,635)
Deferred	(339)	(1,491)	(1,769)

Total income tax expense	(6,088)	(6,448)	(4,404)
Net income	$17,824	2,892	16,242

Cumulative convertible preferred stock dividends	(105)	(105)	(105)

Net income attributable to common stockholders	17,719	2,787	16,137

Foreign currency translation adjustment	10,951	(14,394)	9,200

Total comprehensive income (loss)	$28,670	(11,607)	25,337

Earnings per common share – basic:

Net earnings	$1.38	0.22	1.30

Earnings per common share – diluted:

Net earnings	$1.24	0.20	1.25

Weighted average number of common shares outstanding:

Basic	12,810,084	12,727,526	12,412,742

Diluted	14,286,159	14,309,820	12,963,833

(1) See Note 1(c) “Restatements” in Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2006, 2005 and 2004

(In thousands, except share data)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2003	12,230,670	$12	—	145,616	(119,548)	20,279	$46,359
Proceeds from exercise of options	172,247	—	—	689	—	—	689
Stock based compensation	—	—	—	6,361	—	—	6,361
Stock granted as compensation	25,500	1	—	112	—	—	113
Stock issued for acquisition	250,000	—	—	2,699	—	—	2,699
Net settlement of stock option exercise	5,230	1	—	(39)	—	—	(38)
Cumulative convertible preferred stock dividends	—	—	—	—	(105)	—	(105)
Net income	—	—	—	—	16,242	—	16,242
Foreign currency translation adjustment	—	—	—	—	—	9,200	9,200

Balances at December 31, 2004	12,683,647	$14	—	155,438	(103,411)	29,479	$81,520
Stock based compensation		—	—	1,203	—	—	1,203
Common stock granted to directors	6,000	—	—	103	—	—	103
Net settlement of stock option exercise	106,814	—	—	(338)	—	—	(338)
Cumulative convertible preferred stock dividends		—	—	—	(105)	—	(105)
Net income		—	—	—	2,892	—	2,892
Foreign currency translation adjustment		—	—	—	—	(14,394)	(14,394)

Balances at December 31, 2005	12,796,461	$14	—	156,406	(100,624)	15,085	70,881
Stock based compensation	—	—	—	491	—	—	491
Common stock granted to directors	6,000	—	—	91	—	—	91
Net settlement of stock option exercise	10,204	—	—	(109)	—	—	(109)
Cumulative convertible preferred stock dividends	—	—	—	—	(105)	—	(105)
Net income	—	—	—	—	17,824	—	17,824
Foreign currency translation adjustment	—	—	—	—	—	10,951	10,951

Balances at December 31, 2006	12,812,665	14	—	156,879	(82,905)	26,036	100,024

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Net cash provided by operating activities	$44,598	43,613	27,700

Cash flows from investing activities:

Acquisition of telecommunications network equipment and other intangibles	(23,590)	(22,072)	(4,991)
Investment in affiliate	—	—	(12,824)
Acquisition of subsidiaries, net of cash acquired	—	(7,529)	—
Decrease in construction deposits	(2)	—	—
Proceeds from sale of assets	5,116	—	—
Other	—	642	270

Net cash used in investing activities	(18,476)	(28,959)	(17,545)

Cash flows from financing activities:

Proceeds from exercise of options	—	—	689
Repayments of long-term debt	(23,960)	(95,167)	(26,322)
Proceeds from new long-term debt borrowings	—	109,720	—
Deferred financing costs paid under long-term debt agreement	—	(6,490)	—
Preferred stock dividends paid	—	—	(53)
Principal payments under capital lease obligations	(394)	(203)	—
Funding of debt service account	—	(11,796)	—

Net cash used in financing activities	(24,354)	(3,936)	(25,686)

Effect of foreign exchange rate changes on cash	1,943	(4,011)	2,716

Net increase (decrease) in cash and cash equivalents	3,711	6,707	(12,815)

Cash and cash equivalents at beginning of year	15,083	8,376	21,191

Cash and cash equivalents at end of year	$18,794	15,083	8,376

Cash paid during the year for:
Interest	$12,135	10,255	7,280
Income taxes	$5,523	4,569	2,540

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

Hungarian Telephone and Cable Corp. (“HTCC”, and together with its subsidiaries, the “Company”) was organized on March 23, 1992 to own and manage telecommunications companies in Hungary. HTCC is 62% owned by TDC A/S (“TDC”).

The Company’s principal operating subsidiaries are Hungarotel Tavkozlesi zRt. (“Hungarotel”), PanTel Tavkozlesi es Kommunikacios Kft. (“PanTel”) and PanTel Technocom Kft. (“PanTel Technocom”). Hungarotel owns fixed line networks in three operating areas within Hungary and provides telecommunications services to customers within these areas. PanTel has a nation-wide fiber optic backbone network linking every county in Hungary, providing telecommunications services to residential and corporate customers. PanTel also uses its fiber optic network capacity to transport voice, data, and Internet services on a wholesale basis for other telecommunications and Internet service providers in Hungary. PanTel's network also extends into other countries through its minor consolidated subsidiaries in the Central and Eastern European region. PanTel Technocom operates the telecommunications network of MOL, the Hungarian oil company.

The Company acquired the PanTel business in a two-step transaction. On November 10, 2004, the Company acquired an initial 24.9% interest and subsequently, on February 28, 2005, acquired the remaining 75.1% of the PanTel business.

As further described in Note 21 to the financial statements, on January 8, 2007, the Company entered into a Sale and Purchase Agreement to acquire Invitel Távkölési Szolgáltató Zrt. (“Invitel”), one of the Company’s main competitors in the Hungarian market.

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

(c)	Restatements

For its Consolidated Financial Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004, the Company has restated its presentation of its revenues following the guidance of Emerging Issues Task Force No. 99-19. Historically, the Company presented revenues net of cost of sales but now presents

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

separately its gross revenues, costs of sales and resulting gross margin. This restated accounting presentation has no impact on the gross margin, previously reported as “Telephone services revenues, net” in the Consolidated Statements of Operations and Comprehensive Income.

For its Consolidated Financial Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004, the Company has reclassified a Hungarian local business tax from selling, general and administrative expenses to current income tax in accordance with Financial Accounting Standard No. 109. Historically, the Company has recorded this tax as part of its selling, general and administrative expenses. For the years ended December 31, 2005 and 2004, $3,365,000 and $1,268,000, was reclassified, respectively. This restated accounting presentation has no impact on the net income or earnings per share as reported in the Consolidated Statements of Operations and Comprehensive Income.

(d)	Revenue Recognition

Revenues are primarily earned from providing access to and usage of the Company’s networks and facilities. Access revenue is billed one month in advance and recognized the following month when earned. Revenues based on measured traffic are recognized when the service is rendered.

Wholesale data revenue from leased lines is based on the bandwidth of the service and the particular route involved and is recognized in the period of usage or when the service is available to the customer.

From time to time, the Company sells fiber optical assets to other telecommunications companies; revenue is recognized as and when the transfer of ownership is complete.

(e)	Cost of Sales

The Company’s cost of sales is comprised of interconnect charges that are paid to other wireline and wireless operators to transport and terminate calls from the Company’s customers, connection fees paid to incumbent wireline operators for the setting of carrier pre-selection services and access costs for leased lines.

(f)	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ or carriers’ failure to make payments on amounts due to the Company. These estimates are based on a number of factors including: 1) historical experience; 2) aging of trade accounts receivable; 3) amounts disputed and the nature of the dispute; 4) bankruptcy; 5) general economic, industry or business information; and 6) specific information obtained by the Company on the financial condition and current credit worthiness of customers or carriers.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(g)	Foreign Currency Translation

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

Foreign exchange fluctuations related to intercompany balances are included in equity if such balances are intended to be long-term in nature. At the time, the Company settles such balances, the resulting gain or loss is reflected in the consolidated statement of operations. Gains and losses from foreign currency transactions and the marking to market of assets or liabilities not denominated in Hungarian forints are included in operations in the period in which they occur.

The translation of the subsidiaries’ forint denominated balance sheets into U.S. dollars, as of December 31, 2006, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 213.58 as of December 31, 2005, to 191.62 as of December 31, 2006, an approximate 11% appreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations and statements of cash flows into U.S. dollars for the years ended December 31, 2006, 2005 and 2004 were 210.39, 199.59 and 202.74, respectively.

(h)	Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $1,595,000, $1,391,000 and $194,000, respectively.

(i)	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(j)	Inventories

Inventories, which are included in other current assets, consist primarily of DSL equipment, cables and spare parts and are stated at the lower of cost or market and are valued using the first-in, first-out (“FIFO”) method.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(k)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Plant and equipment under capital leases are initially stated at the present value of minimum lease payments and subsequently amortized over the shorter of their useful lives or the lease term.

(l)	Goodwill and Other Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) are amortized over their estimated useful lives. Intangible assets, all of which have finite lives, consist of concession rights, rights of use and rights of way. The rights of way allow the Company to operate its country-wide telecommunications network along the railroad tracks owned by the Hungarian National Railway (“MAV”). Rights of use refer to the rights to use networks owned by third parties.

During 2006, 2005 and 2004, the Company performed the required annual impairment test with respect to goodwill. The first step of this test requires the Company to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. If the current fair value is less than the carrying value, then the Company will perform the second step of the impairment test. This second step requires the Company to measure the excess of the recorded goodwill over the current implied value of the goodwill, and to record any excess as impairment. Based upon the results, the Company concluded that there is no impairment of the carrying value of goodwill reported in its financial statements for the years ended December 31, 2006, 2005 and 2004.

(m)	Stock Based Compensation

From January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. Compensation expense for awards and related tax effects is recognized as they vest. Through December 31, 2005, the Company used the intrinsic value method to account for stock-based awards to its employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclosed pro forma information as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In addition, effective October 1, 2004, as a result of amendments made to the Company’s option plans, the Company accounted for all of its outstanding options under the variable method of accounting. The variable method of accounting required the Company to accrue an expense or benefit as the market price of the Company’s common stock changed during the period. The Company has ceased utilizing the variable method of accounting upon its adoption of SFAS 123R. The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized effective January 1, 2006 includes: (1) compensation cost for all share based awards granted prior to, but not yet vested as of, January 1, 2006 based on the original measure of the grant-date fair value estimated under the provisions of SFAS 123 for pro-forma disclosure, and (2)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. For the year ended December 31, 2006, the Company has recognized $491,000 of compensation expense related to the adoption of SFAS 123R. For the year ended December 31, 2005 and 2004, the Company recognized $1,203,000 and $6,361,000, respectively, of compensation expense related to the variable method of accounting.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income attributable to common stockholders for the year ended December 31, 2006, are $827,000 and $697,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25 and followed the variable method of accounting. Basic and diluted earnings per common share would have been $1.44 and $1.30 for the year ended December 31, 2006 if the Company had not adopted SFAS 123R. Reported basic and diluted earnings per common share were $1.38 and $1.24 for the year ended December 31, 2006.

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods:

	2005	2004
	(in thousands)
Earnings As reported	$2,787	$16,137
Plus: stock-based compensation expense included in reported earnings	1,295	6,444
Less: stock-based compensation expense determined under fair- value method	(1,321)	(970)

Pro forma	$2,761	$21,611

Earnings per share – Basic:

As reported	$0.22	$1.30
Pro forma	$0.22	$1.74
Earnings per share – Diluted:

As reported	$0.20	$1.25
Pro forma	$0.20	$1.68

Effective October 1, 2004, the Company accounted for all of its outstanding options under the variable method of accounting. The variable method of accounting required the Company to accrue an expense or benefit as the market price of the Company's common stock changed. For the years ended December 31, 2005 and 2004, the Company recognized $1,203,000 and $6,361,000, respectively, of compensation expense related to the variable method of accounting, respectively.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The assumptions used in the Black-Scholes option-pricing model are as follows:

	2006	2005	2004
Dividend yield	0%	0%	0%
Risk free rate	4.46%	4.47%	4.68%
Expected option life (years)	10	10	10
Volatility	38.0%	43.0%	34.0%

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

(n)	Income Taxes

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

(o)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the estimated costs of disposal.

(p)	Fair Value of Financial Instruments and Foreign Exchange Financial Instruments

The Company’s financial instruments include cash, receivables, other current assets, accounts payable, accruals and other current liabilities, short- and long-term debt, and interest rate swaps (see note 1(q)). The carrying amounts of cash, receivables, other current assets, accounts payable, accruals and other current liabilities and short-term debt approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt approximates its carrying value as the debt carries a floating interest rate.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(q)	Derivative Instruments

The Company accounts for derivatives and hedging activities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires that all derivative instruments be recorded on the balance sheet as either assets or liabilities and be measured at their respective fair values. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge and its effectiveness as a hedge.

The Company uses interest rate swaps to manage interest rate movements on its bank debt. The Company’s interest rate swaps are used for the purpose of hedging interest rate exposure, which exists because of the variable interest rate component of the Company’s credit agreement. For derivative instruments designated as hedges, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. Changes in the fair value of such derivatives are recorded as either assets or liabilities in the balance sheet with an offset to other comprehensive income. For derivative instruments that are not designated or do not qualify as hedges, changes in fair value are recorded immediately in earnings.

The Company, in the ordinary course of business, enters into contractual arrangements with other telecommunications service providers to provide and receive telephone services, and for other services such as the lease of office space. Certain of these arrangements are denominated in currencies other than the functional currency of either party, and are required to be accounted for separately from the host contract as derivatives at fair value. Changes in fair value of such derivatives are accounted for as foreign exchange gains or losses in the period in which they occur. The Company does not engage in derivatives instruments for speculative or trading purposes.

The Company did not have any financial instruments designated as hedges under SFAS 133 for the years ended December 31, 2006, 2005 and 2004.

(r)	Earnings Per Share

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

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the years ended December 31:

	2006	2005	2004
	($ in thousands, except share data)
Net income attributable to common stockholders (A)	$17,719	$2,787	$16,137
plus: preferred stock dividends	105	105	105

Net income (B)	$17,824	$2,892	$16,242

Determination of shares:
Weighted average common shares outstanding – basic (C)	12,810,084	12,727,526	12,412,742
Assumed conversion of dilutive stock options, warrants and cumulative convertible preferred stock	1,476,075	1,582,294	551,091

Weighted average common shares outstanding – diluted (D)	14,286,159	14,309,820	12,963,833
Earnings per common share:
Basic (A/C)	$1.38	$0.22	$1.30
Diluted (B/D)	$1.24	$0.20	$1.25

For the years ended December 31, 2006, 2005 and 2004, 55,000, 0 and 2,530,000 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since such options and warrants had an exercise price in excess of the average market value of the Company’s common stock during the year.

(s)	Recently Issued Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 13 - Stock-Based Compensation.

In May 2005, the Financial Accounting Standards Board (“FASB”), as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which was effective for us beginning on January 1, 2006. SFAS 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS 154 has not had a material effect on our financial position or results of operations.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

In September 2006, the FASB issued SFAS Statement No. 157 (“SFAS 157”), “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. The adoption of SAB 108 has not had a material effect on our financial position or results of operations.

(2)	Cash and Cash Equivalents and Restricted Cash

At December 31, 2006, cash of $18,794,000 comprised the following: $231,000 on deposit in the United States, the equivalent of $768,000 on deposit in Austria, Bulgaria, Romania, Slovakia and Slovenia, and $17,795,000 on deposit with banks in Hungary, consisting of $350,000 denominated in U.S. dollars, the equivalent of $3,286,000 denominated in euros and the equivalent of $14,159,000 denominated in Hungarian forints.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Restricted cash of $11,850,000 at December 31, 2006 was comprised of a EUR 9 million deposit in a debt service reserve account, which is required under the terms of the Company’s Credit Agreement. The Company is required to maintain this EUR 9 million deposit in the debt service reserve account until such time as the Company’s leverage ratio, defined as consolidated net borrowings to consolidated EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization as defined in the Credit Agreement), is below 2:1 for two consecutive quarters. The deposit earns interest at bank deposit rates.

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

Restricted cash of $10,650,000 at December 31, 2005 was comprised of a EUR 9 million deposit in a debt service reserve account, which is required under the terms of the Company’s Credit Agreement. The Company is required to maintain this EUR 9 million deposit in the debt service reserve account until such time as the Company’s leverage ratio, defined as consolidated net borrowings to consolidated EBITDA is below 2:1 for two consecutive quarters. The deposit earns interest at bank deposit rates.

(3)	Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2006 and 2005 are as follows:

	2006	2005	Estimated Useful Lives
	(in thousands)
Land and buildings	$14,723	13,039	25 to 50 years
Telecommunications equipment	284,865	241,038	3 to 25 years
Other equipment	17,310	14,296	3 to 7 years
Construction in progress	14,295	9,261

	331,193	277,634

Less: accumulated depreciation	(150,864)	(113,386)

	$180,329	164,248

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(4)	Other Intangibles

The components of other intangibles at December 31, 2006 and 2005 are as follows:

	2006	2005	Estimated Useful Lives
	(in thousands)
Concession Rights	$7,538	6,763	25 years
Rights of Use	27,889	24,017	See table below
Rights of Way	15,900	14,265	44 years
Other	6,727	5,616	3 to 15 years

	58,054	50,661
Less: accumulated amortization	(8,690)	(4,920)

	$49,364	45,741

Rights of Use Amortization Schedule:

Years 1-9	7.7% per annum
Years 10-14	3.07% per annum
Years 15-44	0.51% per annum

Aggregate amortization expense for amortizing intangible assets was $2,936,000, $2,666,000 and $286,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for the next five years, at December 31, 2006 exchange rates, is: $3,428,000 in 2007, $3,428,000 in 2008, $3,428,000 in 2009, $2,748,000 in 2010 and $2,748,000 in 2011.

(5)	Other Assets

Included in other assets is EUR 400,000 ($527,000 at December 31, 2006 exchange rates) in a restricted cash account related to a performance bond guarantee given to a customer. Should the Company fail to meet the requirements of the performance bond guarantee, the customer may have the right to claim this EUR 400,000 as a penalty payment.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(6)	Long-term Debt

Long-term debt at December 31, 2006 and 2005 consists of the following:

	2006	2005
	(in thousands)
Loan payable, interest at EURIBOR + applicable margin (5.92% at December 31, 2006), payable in 12 semi-annual installments beginning June 30, 2005 with final payment due December 31, 2010; EUR 114,000,000 outstanding at December 31, 2006	$150,100	$156,834

Notes payable, interest at USD LIBOR + 3.5% (8.88% at December 31, 2006), due March 31, 2007 (less unamortized discount based on imputed interest rate of 5%; $1,669,000 in 2005)	—	23,331

Total long-term debt	$150,100	$180,165
Less current installments	(34,749)	(21,938)

Long-term debt, excluding current installments	$115,351	$158,227

See Note 7 to the financial statements for a description of the Company’s Notes payable that were reported in long-term debt in 2005.

On February 9, 2005, the Company entered into an EUR 170 million Credit Facility Agreement (the “Credit Agreement”) with a European banking syndicate. The Credit Agreement has three facilities. Facility A, in the amount of EUR 84 million, was drawn down by Hungarotel on February 21, 2005 for the purpose of refinancing and terminating Hungarotel’s existing debt as well as to partially finance the acquisition of the PanTel business. Facility B, in the amount of EUR 66 million, was drawn down by PanTel on February 28, 2005 for the purpose of refinancing and terminating its existing debt at that date. Facility C, in the amount of EUR 20 million, provides funds for the repayment of the Company's outstanding Notes which mature on March 31, 2007.

The aggregate amounts of long-term debt maturing in each of the next four years under the Credit Agreement, at December 31, 2006 exchange rates, is as follows: 2007, $34,749,000; 2008, $33,338,000; 2009, $41,396,000; 2010 $40,617,000.

Facility A and Facility B are repayable semi-annually on each June 30 and December 31 beginning on June 30, 2005 and ending on December 31, 2010. Facility C is repayable in equal installments on June 30, 2011 and December 31, 2011. The loans accrue interest at the rate of the Applicable Margin (described below) plus the EURIBOR rate for the applicable interest period. The Applicable Margin for an interest period on Facility A and Facility B loans is based on the Company's ratio of Total Net Borrowings to EBITDA. The Applicable Margin can range from a high of 2.5% per annum to a low of 0.75% per annum. The Applicable Margin on Facility A and Facility B was 2.25% per annum as of December 31, 2006. The Applicable Margin for the Facility C loan is fixed at 2.5% per annum.

A facility agency fee in the amount of EUR 50,000 and an arrangement fee in the amount of EUR 4.0 million were payable under the terms of the Credit Agreement. The fees were paid from the

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

proceeds of Facilities A and B. The Company must pay a commitment fee in the amount of 0.65% per annum on the undrawn amount of the Credit Agreement. Only Facility C has not been drawn down.

The Company has entered into a series of agreements to secure the Company’s obligations under the Credit Agreement pursuant to which the Company has pledged all of its intangible and tangible assets, including HTCC’s ownership interests in its subsidiaries. The Company is subject to covenants, including maintenance of certain financial statement ratios, limitations on paying dividends, borrowing funds, acquiring assets or businesses and merging and disposing of its assets. The Credit Agreement contains customary representations and warranties and events of default, which would trigger early repayment of the balance under the Credit Agreement.

The Company may prepay the loans under the Credit Agreement prior to their scheduled maturity dates. The Company has certain obligations to make a prepayment on the Credit Agreement under certain conditions including the issuance by the Company of additional debt or equity capital in certain circumstances. The Company is also required to make a prepayment on the Credit Agreement if it has any “Excess Cash Flow” as defined in the Credit Agreement. The Company must make “Excess Cash Flow” prepayments until such time as its Consolidated Total Net Borrowings to Consolidated EBITDA ratio, as defined in the Credit Agreement, is less than 1.5:1. The Company has determined that it has, for the December 31, 2006 testing date, reached a level of cash flow that, in accordance with one of the mandatory prepayment clauses included in its Credit Agreement, requires a prepayment of a portion of its loan obligations. Excess cash flow has been determined based on the Company’s ratio of Consolidated Total Net Borrowings to Consolidated EBITDA. This information is required to be delivered to the lenders under the Credit Agreement by March 31, 2007. As a result of this excess cash flow, the Company is obliged to prepay a portion of its loans in inverse order of their maturity. At December 31, 2006, EUR 4,372,000 ($5,746,000 at December 31, 2006 exchange rates) is included in current installments of long-term debt for this prepayment obligation.

The Company has, however, requested a waiver from the lenders under the Credit Agreement in order not to have to prepay the amount of excess cash flow. A waiver requires the unanimous consent of lenders under the Credit Agreement. While the Company cannot provide assurances that the waiver will be obtained, based upon comments received to date, the Company has no reason to believe that the waiver will not be forthcoming.

The Company is also required to repay the entire amount borrowed under the Credit Agreement if TDC, without the consent of the banks holding two-thirds of the Credit Agreement loans, either (i) disposes of any of its shares of the Company or (ii) no longer has the right to appoint the Chairman of the Company’s Board of Directors, Chief Executive Officer or Chief Financial Officer (the “Appointment Rights”). However, such mandatory prepayment provision shall not apply if (a) the Company’s Consolidated Total Net Borrowings to EBITDA ratio is less than 2:1 at the end of each of the two fiscal quarters prior to such event, (b) TDC sells all of its shares of the Company to an internationally recognized telecommunications operator with a certain credit rating, or (c) TDC transfers the Appointment Rights to an internationally recognized telecommunications operator with a certain credit rating which telecommunications operator also buys all of TDC's shares of the Company. TDC, as of December 31, 2006, owns approximately 63% of the outstanding common stock of the Company.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(7)	Short-term Debt

Short-term debt at December 31, 2006 and 2005 consists of the following:

	2006	2005
	(in thousands)
Notes payable, interest at USD LIBOR + 3.5% (8.88% at December 31, 2006), due March 31, 2007 (less unamortized discount based on imputed interest rate of 5%—$343,000)	$24,657	$—

Total short-term debt	$24,657	$—

In May 1999, the Company issued notes (the “Notes”), in an aggregate amount of $25 million with detachable warrants (the “Warrants”). The Notes accrue interest, which is payable semi-annually, at the USD LIBOR rate applicable for the six month interest period plus 3.5% (8.88% at December 31, 2006). The Notes are transferable. The Warrants enable the warrant holder to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $10 per share. The exercise period commenced on January 1, 2004 and terminates on March 31, 2007. The fair value of the Warrants amounted to $8.8 million and was credited to additional paid-in capital, with the offsetting charge being accounted for as a discount on the Notes. The fair value of the Warrants was determined using the Black-Scholes Option valuation model. The unamortized discount on the notes at December 31, 2006 was approximately $0.3 million, and is reflected as a reduction of the carrying amount of the Notes. The Notes and Warrants are currently owned by TDC.

As part of the financing arrangements relating to the Invitel acquisition, TDC intends to exercise its Warrants in exchange for the Notes on or before the earlier of: (i) the completion of the acquisition or (ii) March 31, 2007, provided that the Company delivers to TDC a certificate stating that no event or circumstance has come to the Company’s attention that would prevent HTCC from completing the acquisition.

(8)	Fair Value of Derivative Instruments

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

December 31, 2006, 2005 and 2004

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

The Company’s interest rate swaps were revalued at fair value on December 31, 2006 and resulted in a $2,956,000 interest rate swap asset as of December 31, 2006, of which $1,138,000 is current and $1,818,000 is non-current. Since the Company’s interest rate swaps have not been designated as a hedge under the provisions of SFAS 133 and SFAS 138, the fair value change has been recorded in earnings.

The estimated fair values of the Company’s interest rate swaps are based on quoted market prices provided by the counterparty to the interest rate swaps and represent the estimated amounts that the Company would pay or receive to terminate the contracts.

(9)	Deferred Credits and Other Liabilities

Included in deferred credits and other liabilities at December 31, 2006 and 2005, is $897,000 and $1,237,000, respectively, of connection fee revenues, from current and prior years, which have been deferred. Similar amounts, representing the associated deferred costs, are included in deferred costs at December 31, 2006 and 2005 and are amortized into income over the expected life of the customer relationship of seven years.

(10)	Income Taxes

The income before income taxes by tax jurisdiction for the years ended December 31 was as follows:

(in thousands)	2006	2005	2004
		(As Restated- see Note 1(c))	(As Restated- see Note 1(c))
(Loss) Income before income taxes:
United States	$(1,580)	$(3,513)	$(7,076)
Hungary	25,492	12,853	27,722

Total income before income taxes	$23,912	$9,340	$20,646

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The income tax expense (benefit) is attributable to income/loss from continuing operations and consists of the following for the years ended December 31:

(in thousands)	2006	2005	2004
		(As Restated– see Note 1 (c))	(As Restated– see Note 1 (c))
Current tax expense:
United States	$—	$—	$—
Hungary
Corporate	1,882	1,592	1,367
Local business tax	3,867	3,365	1,268

Total Current tax expense	$5,749	$4,957	$2,635

Deferred tax expense (benefit):
United States	$0	$2,030	$(1,330)
Hungary	339	(539)	3,099

Total Deferred tax expense	$339	$1,491	$1,769

Total income tax expense	$6,088	$6,448	$4,404

The statutory U.S. Federal tax rate for the years ended December 31, 2006, 2005 and 2004 was 35% and the Hungarian corporate income tax rate for the years ended December 31, 2006, 2005 and 2004 was 16%. In addition to the corporate income tax rate in Hungary of 16%, a solidarity tax of 4%, introduced from September 1, 2006, has been levied on companies on top of the current corporate rate. A reconciliation of income tax expense at the Hungarian statutory income tax rate to actual income tax expense (benefit) for the years ended December 31 is as follows:

(in thousands)	2006	2005	2004
		(As Restated– see Note 1 (c))	(As Restated– see Note 1 (c))
Income tax expense “expected” at the Hungarian statutory rate (16 & 20% in 2006, 16% in 2005 and 2005)	$3,982	$956	$3,100
Permanent book versus tax differences	(642)	(368)	—
Foreign tax differential	(237)	(667)	(1,344)
Non-deductible expenses	389	82	348
Expired stock options	—	—	1,118
Local business tax as corporate tax base decreasing item	(572)	—	—
Unrealized FX gain on long term debt	—	—	331
Effect of change in tax rate	(709)	—	—
Change in valuation allowance	161	3,010	(156)
Other	(151)	70	(261)
Local business tax	3,867	3,365	1,268

Income tax expense	$6,088	$6,448	$4,404

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

For U.S. Federal income tax purposes, the Company has unused net operating loss carryforwards at December 31, 2006 of approximately $34,565,000 which expire as follows: 2010, $4,603,000; 2011, $6,438,000; 2012, $3,645,000; 2018, $2,113,000; 2019, $12,385,000; 2024, $724,000; 2025, $3,302,000; and 2026, $1,355,000. As a result of certain equity transactions, management believes that the Company experienced an “ownership change” in 1999, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards. As calculated, the Section 382 limitation will not necessarily prevent the ultimate utilization of the U.S. net operating loss carryforwards, although it may defer the realization of tax benefits associated with loss carryforwards originating prior to the ownership change.

For Hungarian corporate income tax purposes, there were no unused net operating loss carryforwards at December 31, 2006 attributable to any of the Hungarian entities.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,098	12,443
Accrued interest expense	543	467
Fixed asset revaluation for tax	5,608	4,339
Property, plant and equipment	2,066	1,883
Other	4,998	4,227

Total gross deferred tax assets	25,313	23,359
Less: valuation allowance	(15,074)	(14,913)

Net deferred tax assets	10,239	8,446

Deferred tax liabilities:
Other intangible assets	(3,135)	(2,375)
Other	(509)	(342)
Development reserve for tax purposes	(1,748)	(961)
Accrued foreign exchange rate gain	(579)	(625)

Total gross deferred tax liabilities	(5,971)	(4,303)

Net deferred tax assets	$4,268	4,143

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible and loss carryforwards are utilizable. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deferred tax assets, net of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the future periods are reduced. Management considers the reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. The valuation allowance for deferred tax assets as of January 1, 2004 was $12,059,000. The net change in the total valuation allowance for the years ended December 31, 2006, 2005 and 2004 was an increase of $161,000, an increase of $3,010,000 and a decrease of $156,000, respectively.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(11)	Commitments and Contingencies

(a)	Concession Agreements

The Company has concession agreements with the Hungarian Ministry of Economics and Transport (the “Ministry”) to own and operate local public telephone networks in five concession areas in Hungary. Each of the concession agreements is for a term of 25 years, ending in 2019, and provided for an eight-year exclusivity period up to November 2002. Pending negotiations with the Ministry, the Company expects to terminate or amend the concession agreements as these are not compatible with the liberalized telecommunications market created by the Communications Act of 2001 and the Electronic Communications Act of 2003.

The Company’s concession agreements provide for the payment by the Company of annual concession fees of between 0.1% and 2.3% of net telephone service revenues depending on the concession area. The Company accrued the annual concession fees for 2001 of HUF 157 million (approximately $0.8 million at December 31, 2006 exchange rates), but as of December 31, 2006 has not paid this amount. It has neither accrued for, nor paid, the annual concession fees for 2002, which would total approximately HUF 142 million (approximately $0.7 million at December 31, 2006 exchange rates). The Communications Act of 2001 replaced the concession system with a notification system under which new operators may offer telecommunications services in competition with the Company in the Company’s operating areas merely upon notification to the Communications Authority and the payment of a nominal fee of HUF 10,000 (approximately $52 at December 31, 2006 exchange rates). A new operator would require a license if it intended to use radio frequencies, build its own network or request an allocation of a number range to subscribers, but the granting of such licenses is by-and-large an administrative matter. The Company paid one-time concession fees to the Hungarian government when the concessions were originally granted and expected that if, after the expiration of the eight-year exclusivity periods, the state were to grant new operators rights to compete against the Company in its operating areas, such rights would have been granted following a tender, with the new operators having to pay more than a nominal fee for the rights in the same manner that the Company originally paid for its concessions.

The concession agreements contain an equal treatment clause that explicitly states that the Ministry should not treat the concession company in an unequal or prejudicial manner compared to other telecommunications companies. The Company believes that the move from the concession system to the notification system, a system in which there are effectively no barriers to entry, breached the Company’s legitimate expectation that the Company would continue to benefit from the one-off concession fees it paid even after the end of its exclusivity periods because any competitor would also have to make a real investment in the form of a license fee in order to compete.

Pending the outcome of the current negotiations on the mutual termination or amendment of the concession agreements, the Company has thus far withheld the payment of the concession fees for 2001.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

The link between the end of the concession agreements and the coming into force of the universal service obligations is recognised by Section 106(5) of the Communications Act, which states “In connection with the amendment of concession agreements to ensure the provision of the universal service, the Minister may, in justified cases, reduce the concession fee payment liability or release service providers therefrom, and, in parallel with the conclusion of the universal service agreement, may initiate the termination of the concession contract by mutual agreement”.

Negotiations regarding the amendment or cancellation of the concession contracts are currently in progress. The Company believes that the request from the Ministry to pay the annual concession fees for (a) 2001 is subject to a counterclaim by the Company arising as a result of the State replacing the concession system with the notification system and (b) 2002 is based on groundless arguments and is a breach of the equal treatment clause (referred to above) in the concession agreements.

Accordingly, the Company believes that it is unlikely that the Ministry will be able to successfully enforce the claim in respect of the annual concession fees for 2002.

(b)	Legal Proceedings

The Company and its subsidiaries are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters and the issue described above will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

(c)	Guarantees

Guarantees and claims arise during the ordinary course of business from relationships with suppliers and customers when the Company undertakes an obligation to guarantee its performance if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims can arise from late or non-payment to suppliers (“payment guarantees”) and/or late or incomplete delivery of services to customers (“performance guarantees”). The Company also provides bid guarantees to new or existing customers in connection with bids on commercial projects.

The Company’s potential future payments under these guarantees are summarized as follows:

(in thousands)	2006
Payment guarantees	$3,166
Performance guarantees	$683
Bid guarantees	$31

$3,880

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

There are no recourse provisions specifically stipulated in the guarantee contracts. The Company’s recourse would be to investigate executed guarantees with the supplier or customer and determine at that time whether the Company should be reimbursed for the guarantee. None of the guarantees are secured by assets of the Company apart from one performance guarantee to a customer for EUR 0.4 million that is recorded in other assets as restricted cash. The Company is not currently aware of any exposure associated with these guarantees and thus has not recorded any liability related to these guarantees.

(d)	Lease Commitments to Telecommunication Service Providers

The Company has entered into separate agreements with various telecommunications service providers to lease lines which have non-cancelable contract provisions in excess of one year. The future minimum commitments under these contracts, at December 31, 2006 exchange rates, are: $4,422,000 in 2007, $3,026,000 in 2008, $796,000 in 2009 and $28,000 in 2010.

(e)	Other Lease Commitments

The Company and its subsidiaries lease office and other facilities in Hungary, which require minimum annual rentals.

The Company has entered into vehicle leases that are capital in nature. The book value of vehicles held under capital leases is as follows:

	December 31
	2006	2005
	(in thousands)
Vehicles	$1,513	1,357
Less: accumulated amortization	(713)	(213)

Net book value included in property, plant and equipment	$800	1,144

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Rent expense under operating lease agreements for the years ended December 31, 2006, 2005 and 2004, was $2,717,000, $2,581,000 and $844,000, respectively, and is included in selling, general and administrative expenses. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2006 (at December 31, 2006 exchange rates) are:

	Capital leases	Operating leases
	(in thousands)
Year ending December 31:
2007	554	1,940
2008	413	1,816
2009	13	750
2010	—	439
2011	—	228
Later years, through 2020	—	301

Total minimum lease payments	$980	5,474

Less: amount representing interest (at a rate of 13%)	(112)

Present value of minimum capital lease payments	868

Less: current obligations under capital leases	(469)

Long-term obligations under capital leases, excluding current installments	$399

The Company has various purchase commitments for materials, supplies and other items incidental to the ordinary course of business. There are no material contractual commitments extending beyond 2007 and such commitments are not at prices in excess of current market value.

(12)	Common Stock and Cumulative Convertible Preferred Stock

As of December 31, 2006 and 2005, the Company had 30,000 shares of its cumulative convertible preferred stock, with a $70 liquidation value per share, outstanding. Any holder of the cumulative convertible preferred stock is entitled to receive cumulative cash dividends payable in arrears, at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. The Company may, at its option, redeem the Preferred Stock at any time. The Cumulative Convertible Preferred Stock is convertible into shares of the Company’s common stock on a one for ten basis. As of December 31, 2006 and 2005, the total arrearage on the cumulative convertible preferred stock was $756,000 and $651,000, respectively, and is included in Due to Related Parties.

During 2004, a former officer exercised options to purchase 172,247 shares of common stock at $4.00 per share. Proceeds from the exercise of these options totaled $689,000.

The Company has reserved 3,601,284 shares as of December 31, 2006 for issuance under stock option plans, compensation agreements, warrants and under the conversion terms applicable to its outstanding cumulative convertible preferred stock.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(13)	Stock Based Compensation

Stock Option Plans

The Company adopted a stock option plan (the “Plan”) in April 1992 which provided for the issuance of an aggregate of 90,000 stock options, which has since been increased following stockholders’ approvals, to 1,250,000. Under the Plan, incentive and non-qualified options may be granted to officers, directors and consultants to the Company. Options granted under the Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2006, 545,590 shares were issued upon option exercises and options to purchase 280,000 shares were still outstanding from the Plan. As a result of the approval of the 2004 Plan (see below), no additional options will be granted from the Plan and 424,410 reserved shares from the Plan have been transferred to the 2004 Plan.

In 1997, the Company adopted a director stock option plan (the “Directors’ Plan”) which provided for the issuance of options to purchase up to 250,000 shares of common stock in the aggregate. Options granted under the Directors’ Plan are exercisable for up to 10 years from the date of grant. As of December 31, 2006, 10,000 shares were issued upon option exercises and options to purchase 151,284 shares were still outstanding from the Directors’ Plan. As a result of the approval of the 2004 Plan (see below), no additional options will be granted from the Directors’ Plan and 88,716 reserved shares from the Directors’ Plan have been transferred to the 2004 Plan.

During 2004, an officer of the Company exercised options to purchase 15,000 shares of common stock at $5.93 per share. The officer exercised the options using the net share settlement feature (see below) of the Plan. As a result, the officer remitted 9,770 shares to the Company to settle the option exercise price and related taxes and the officer received 5,230 shares of common stock.

During January 2005, officers of the Company exercised options to purchase 105,000 shares of common stock at $5.93 per share. The officers exercised the options using the net share settlement feature (see below) of the Plan. As a result, the officers remitted 66,709 shares to the Company to settle the option exercise prices and related taxes and the officers received 38,291 shares of common stock. In December 2005, a former officer of the Company exercised options to purchase 100,000 shares of common stock at $4.86 per share. The former officer exercised the options using the net share settlement feature of the plan. As a result, the former officer remitted 31,477 shares to the Company to settle the option exercise price and the former officer received 68,523 shares of common stock.

During January 2006, officers of the Company exercised options to purchase 25,000 shares of common stock at $4.86 per share. The officers exercised the options using the net share settlement feature (see below) of the Plan. As a result, the officers remitted 14,796 shares to the Company to settle the option exercise prices and related taxes and the officers received 10,204 shares of common stock

In May 2004 the Company’s stockholders approved the Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) which provided for the issuance of an aggregate 1,000,000 shares. Upon adoption of the 2004 Plan, the Company agreed not to issue any more options from either the Plan or the Directors’ Plan. The remaining 513,126 shares of the Company's common stock which were reserved for issuance pursuant to the Plan and the Directors’ Plan were rolled over to the 2004 Plan.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The Directors of the Company were issued a total of 15,000 shares of common stock for services for the 2004/2005 Board term under the terms of the 2004 Plan. 2,000 of those shares were subsequently canceled due to a resignation in 2004 and a further 3,000 were canceled in 2005. The Company issued a total of 6,000 shares of common stock to the independent directors of the Board of Directors for their service for the 2005/2006 Board term under the terms of the 2004 Plan. The Company issued a total of 6,000 shares of common stock to the independent directors of the Board of Directors for their service for the 2006/2007 Board term under the terms of the 2004 Plan. 1,500 of those shares were subsequently canceled due to a resignation in 2006 and an additional 1,500 were granted due to an appointment in 2006. Shares issued to the Directors for their annual services vest over the 12 month period. For the years ended December 31, 2006, 2005, and 2004, expenses of $95,000, $92,000, and $84,000, respectively, resulted from certain stock grants from its 2004 Plan to members of the Board of Directors.

Effective October 1, 2004, the Company’s Board of Directors amended the Plan and the Directors’ Plan to allow the remaining options outstanding under such plans to be governed by terms similar to those contained in the 2004 Plan with respect to the exercise of options, tax withholding and the period in which option holders no longer associated with the Company could exercise their options. Holders of options under the 2004 Plan may exercise their outstanding options and pay the exercise price, in whole or in part, pursuant to a net share settlement feature. This feature allows the option holder to elect to have shares of stock withheld upon exercise to pay the option exercise price. Option holders may also elect to have a portion of such shares issuable upon exercise withheld for the payment of taxes attributable to the option exercise. As a result of such amendments, effective October 1, 2004, the Company accounted for all of its outstanding options under the variable method of accounting. The variable method of accounting required the Company to accrue an expense or benefit as the market price of the Company's common stock changed. For the years ended December 31, 2005 and 2004, the Company recognized $1,203,000 and $6,361,000 of compensation expense respectively, related to the variable method of accounting.

The following is a summary of stock options under the Plans, referred to above, which were granted, were exercised and have expired for the three years ended December 31, 2006:

	Outstanding Options	Weighted Average Price
December 31, 2003	863,531	$5.70
Granted	160,000	$9.39
Exercised	(187,247)	$4.15
Expired	(15,000)	$4.63

December 31, 2004	821,284	$6.79
Granted	155,000	$13.01
Exercised	(205,000)	$5.41

December 31, 2005	771,284	$8.41
Granted	55,000	$15.62
Exercised	(25,000)	$4.86

December 31, 2006	801,284	$9.01

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The following table summarizes information about shares subject to outstanding options as of December 31, 2006 which were issued to current or former employees, or directors pursuant to the Plan, Directors’ Plan or the 2004 Plan.

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
141,284	$4.56-$4.72	$4.72	4.96	141,284	$4.72
100,000	$5.78-$6.78	$6.19	3.29	100,000	$6.19
320,000	$7.46-$9.44	$8.55	6.15	320,000	$8.55
240,000	$10.89-$15.62	$13.34	7.81	240,000	$13.34

801,284	$4.56-$15.62	$9.01	6.08	801,284	$9.01

The aggregate intrinsic value, which represents the amount by which the fair value of the Company’s common stock exceeds the option exercise prices, was $4,905,000 and $5,508,000 as of December 31, 2006 and 2005, respectively.

The weighted-average estimated fair value of stock options granted during the year ended December 31, 2006 was $8.93. The weighted-average estimated fair value of stock options granted during the year ended December 31, 2005 was $7.93, for pro-forma disclosure purposes under SFAS 123. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $267,000. The total intrinsic value of stock options exercised during the year ended December 31, 2005 was $1,947,000. Compensation expense related to granted stock options has been recorded in selling, general and administrative expenses.

Stock Grants

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

(14)	Foreign Exchange Rate (Losses) Gains

The Company’s foreign exchange gains for the year ended December 31, 2006 resulted primarily from (i) the strengthening of the Hungarian forint against the U.S. dollar on Hungarotel’s average EUR 65.6 million denominated debt outstanding between December 31, 2005 and December 31, 2006, (ii) the strengthening of the Hungarian forint against the U.S. dollar on PanTel’s average EUR 57.7 million denominated debt outstanding between December 31, 2005 and December 31, 2006. At December 31, 2006, the Hungarian forint had strengthened by approximately (i) an 11% against the U.S. dollar as compared to the December 31, 2005 level, (ii) a 0.1% against the euro as compared to the December 31, 2005 level.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The Company’s foreign exchange losses for the year ended December 31, 2005 resulted primarily from (i) the weakening of the Hungarian forint against the euro on Hungarotel’s average EUR 80 million denominated debt outstanding between February 21, 2005 (refinancing date) and December 31, 2005, (ii) the weakening of the Hungarian forint against the euro on PanTel’s average EUR 64 million denominated debt outstanding between February 28, 2005 (refinancing date) and December 31, 2005 and by the strengthening of the U.S. dollar against the Hungarian forint on the Company’s EUR 9.5 million denominated intercompany loan between February 28, 2005 and December 31, 2005. At December 31, 2005, the Hungarian forint had weakened by approximately (i) 3.6% against the euro as compared to the February 21, 2005 level, (ii) 4.2% against the euro as compared to the February 28, 2005 level and (iii) the U.S. dollar had strengthened by approximately 17% against the Hungarian forint as compared to the February 28, 2005 level.

(15)	Related Parties

The amount due to related parties totalling $2,881,000 at December 31, 2006, represents cumulative preferred stock dividends in arrears in the amount of $756,000, an accrual of $2,033,000 for the costs for various individuals employed by TDC who have performed work for the Company, including the Company’s President and Chief Executive Officer and head of Corporate Business Development (see below), for 2005 and for 2006, and an accrual related to uninvoiced directors and officers liability insurance costs amounting to $92,000.

As of December 31, 2006, TDC owned 62% of the Company’s outstanding Common Stock, 30,000 shares of preferred stock convertible into 300,000 shares of Common Stock and Warrants enabling it to purchase 2,500,000 shares of Common Stock at $10 per share with a warrant expiration date of March 31, 2007. At December 31, 2006, the Company owes TDC $756,000 for the accumulated dividends on the preferred stock. As further discussed in Note 7, TDC also owns $25 million of notes issued by the Company which mature in March 2007. Interest is payable semi-annually at the applicable U.S. Dollar LIBOR rate for the interest period plus 3.5% (8.9% at December 31, 2006). During 2006, the Company paid TDC $1,961,000 in interest on the notes.

Messrs. Dogonowski, Eriksen, Revsbech and Scheinemann, current directors, are officers of TDC. Mr. Holm is an employee of TDC and serves as the Company’s President and Chief Executive Officer and is also the head of management’s executive committee. Alex Wurtz, also an employee of TDC, serves as the Company’s head of Corporate Business Development and is a member of the Company’s management executive committee. The Company has reached an agreement with TDC to reimburse TDC for the services of Messrs. Holm and Wurtz; however, no payment has been made.

For Mr. Holm, the Company has agreed to pay TDC EUR 778,157 (approximately $1,024,000) for Mr. Holm’s services for the period from May 2005 through December 2006. The Company is also responsible for paying other costs pertaining to Mr. Holm, including lodging in Budapest and for certain of Mr. Holm's travel costs back to his home in Denmark.

For Mr. Wurtz, the Company has agreed to pay TDC EUR 387,224 (approximately $510,000) for Mr. Wurtz’s services for the period from June 2005 through December 2006. The Company is also responsible for paying Mr. Wurtz’s lodging in Budapest.

In addition to the services of Messrs. Holm and Wurtz, three employees of TDC have performed financial controlling services for the Company. The Company has reached an agreement with TDC to pay approximately $139,000 for such services. TDC has also provided services for the Company

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

in connection with certain strategic projects, including services in connection with the Company's acquisition of Invitel. For such services, the Company has agreed to reimburse TDC approximately $360,000.

All of the directors of the Company are covered by a directors and officers liability policy taken out by TDC. In 2006, the Company had approximately $308,000 in expenses for the Company’s portion of the overall premium paid by TDC.

The Company has agreements in place with TDC and its subsidiaries, pursuant to which TDC and the Company transport international voice, data and Internet traffic for each other over their respective telecommunications networks. For 2006 and 2005, TDC paid the Company a net amount of approximately $1,332,000 and $100,000, respectively, pursuant to such agreements.

(16)	Reconciliation of Net Income to Net Cash Provided by Operating Activities

The reconciliation of net income to net cash provided by operating activities for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
		(As Restated– see Note 1 (c))	(As Restated– see Note 1 (c))
	(in thousands)
Net income	$17,824	2,892	16,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	23,186	21,302	12,089
Amortization of intangibles	2,951	2,666	287
Asset write-offs	—	—	1
Foreign currency (gain) loss	(773)	8,427	(6,632)
Gain on sale of fixed assets	(3,553)	—	—
Fair value changes on Interest Rate Swaps	(3,210)	255	—
Other (income) expenses	870	(410)	7
Non-cash interest	3,202	3,705	1,851
Deferred taxes	331	1,461	1,574
Stock based compensation	586	1,295	6,361
Equity in earnings of affiliate	—	(934)	(444)
Changes in operating assets and liabilities:
Accounts receivable	(407)	(9,694)	1,292
Restricted cash	(527)	499	(481)
Other assets	(273)	4,349	(3,428)
Accounts payable and accruals	(131)	6,540	(886)
Other liabilities	4,522	1,260	(133)

Net cash provided by operating activities	$44,598	43,613	27,700

Summary of non-cash transactions:

•	During 2004 the Company:

•	Issued 250,000 shares of Common Stock valued at $10.80 per share ($2.7 million) in addition to cash consideration in connection with its acquisition of the PanTel business.

•	Issued 15,500 net shares of Common Stock as compensation to the Chief Executive Officer for which compensation expense of $116,000 was recognized in 2003.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

•	During 2006 the Company:

•	Issued 10,204 shares of Common Stock under the terms of employee stock option exercises.

•

Issued 6,000 shares of Common Stock in May, cancelled 1,500 shares in September and issued an additional 1,500 shares in December, which vest in May 2007, as compensation to members of the Board of Directors. The recognized compensation expense of these stock grants in 2006 amounted to $56,000.

(17)	Employee Benefit Plan

Effective December 1996, the Company established a 401(k) salary deferral plan (the “401(k) Plan”) on behalf of its U.S. employees. The 401(k) Plan is a qualified defined contribution plan, and allows participating employees to defer up to 15% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company has the discretion to match contributions made by the employee. No matching contributions were made by the Company in 2006, 2005 or 2004.

(18)	Segment Disclosures

The Company operates in a single segment, telecommunications. The acquisition of PanTel in 2005 enables the Company to now offer telecommunications services to a wider range of customers. The Company manages its business based on three markets: Corporate Market; Wholesale Market; and Mass Market. The Company’s chief operating decision maker monitors the revenue streams of these categories and operations are managed and financial performance is evaluated based on the delivery of services to customers over an integrated network. Substantially all of the Company’s assets are located in Hungary and over 70% of all of its operating revenues are generated in Hungary. Therefore, although the Company has various revenue streams, it is managed as a single entity. The Company now reports its financial results by these three market categories due to the change in how management manages the business from an operational perspective.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Corporate Market

Corporate Market telephone services, marketed to larger businesses, are similar to those provided to the Mass Market customers but also include leased line and other infrastructure rental services such as dark fiber, Internet and data transmission services which is comprised of fixed monthly rental fees based on the capacity/bandwidth of the service and the distance between the endpoints of the customers.

Wholesale Market

The Wholesale Market comprises the transportation of voice, data and Internet traffic, as well as the provision of leased lines, for other telecommunications service providers, cable television operators and Internet service providers. The Company provides these services both domestically and internationally, using a combination of owned and leased line capacity.

Mass Market

Mass Market telephone services are offered to residential and small office/home office customers and comprise local dial tone and switched products and services that provide incoming and outgoing calls both domestically and internationally. Internet services such as DSL Internet access and dial-up Internet access are also provided.

The revenues generated by these three markets for the periods ended December 31 were as follows (in thousands):

	2006	2005	2004
Revenues		(As Restated– see Note 1 (c))	(As Restated– see Note 1 (c))
Corporate Market	$71,644	$65,167	$19,931
Wholesale Market	92,283	75,378	6,184
Mass Market	29,805	39,098	42,892
Total revenues	193,732	179,643	69,007

Cost of Sales
Corporate Market	(20,956)	(15,716)	(2,886)
Wholesale Market	(53,566)	(47,038)	(265)
Mass Market	(5,945)	(6,649)	(5,516)
Total cost of sales	(80,467)	(69,403)	(8,667)

Gross Margin
Corporate Market	50,688	49,451	17,045
Wholesale Market	38,717	28,340	5,919
Mass Market	23,860	32,449	37,376
Total gross margin	113,265	110,240	60,340

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Products and Services

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

Other Service and Product Revenues – Internet services such as ADSL Internet access and dial-up Internet access. PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues are included here.

The revenues generated by these products and services for the periods ended December 31 were as follows:

(in thousands)	2006	2005	2004
		(As Restated– see Note 1 (c))	(As Restated– see Note 1 (c))
Telephone services	$106,292	$109,302	$59,283
Network services	68,502	56,768	7,279
Other service and product Revenues	18,938	13,573	2,445

	$193,732	$179,643	$69,007

Major Customers

For the years ended December 31, 2006, 2005 and 2004, none of the Company’s customers accounted for more than 10% of the Company’s total gross revenue.

(19)	Severance Costs

In 2005, the Company adopted a workforce reduction plan in order to reduce operating expenses. The plan involved approximately 200 employees, primarily within the network and sales and marketing departments of Hungarotel. The cost of the plan amounted to $2.5 million and is included in Severance Costs on the Statement of Operations. The costs incurred by the Company under this workforce reduction plan were based upon Hungarian statutory and union requirements.

Our severance and benefit expenses for year ended December 31, 2006, of $0.7 million, are due primarily to the termination costs related to an officer of the Company, as well as other individually insignificant severance costs related to the workforce of the Hungarian entities.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(20)	PanTel Acquisition and Final Purchase Allocation

On June 30, 2005, the Company completed its final purchase allocation of the PanTel business that was acquired in a two-step transaction, 24.9% on November 10, 2004 and the remaining 75.1% on February 28, 2005. The Company engaged a professional valuation firm to determine the estimated fair values of assets acquired and liabilities assumed as of February 28, 2005. In accordance with SFAS No. 141 “Business Combinations”, the Company is required to allocate the cost of an acquired business based on the estimated fair values of assets acquired and liabilities assumed.

The purchase price for the PanTel business was arrived at by arms length negotiations between the Company and the sellers. The total purchase price of $120.1 million included: (i) the payment of cash of EUR 26.9 million ($35.4 million at historical exchange rates), (ii) 250,000 shares at a fair value of $2.7 million, (iii) transaction costs of $1.5 million and (iv) debt assumed of EUR 66 million ($80.5 million at historical exchange rates). Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. $30.2 million has been calculated as negative goodwill that represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. Negative goodwill is due to the decision of the majority shareholder of the PanTel business to divest its investments in Central and Eastern Europe. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” negative goodwill has been proportionally allocated to reduce long-lived assets.

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

The following represents the final allocation of the purchase price paid for the PanTel business based on the fair values of the acquired assets and assumed liabilities as of February 28, 2005:

(in thousands)	February 28, 2005
Current assets	$48,232
Fixed assets, net	62,425
Intangible assets	49,488
Other non-current assets	1,940
Current and non-current liabilities	(42,004)

Net assets acquired	$120,081

Purchase Price:
Long-term debt assumed	80,514
Cash	35,367
Shares issued	2,700
Transaction costs	1,500

Total purchase price	$120,081

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The following table presents unaudited summarized combined results of operations of the Company and PanTel, on a pro forma basis, as though the companies had been combined as of January 1, 2004:

(in thousands, except share data)	Year ended December 31, 2005	Year ended December 31, 2004
	(As Restated– see Note 1 (c))	(As Restated– see Note 1 (c))
Revenues	$197,357	$190,294
Cost of sales	76,141	67,517

Gross margin	121,216	122,777
Income from operations	34,134	28,481
Foreign exchange (losses) gains, net	(4,118)	11,862
Interest expense	14,712	12,065
Net income	12,473	26,787
Net income per share	$0.98	$2.16

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

(21)	Subsequent Events

(a)	Sale and Purchase Agreement

On January 8, 2007, the Company entered into a Sale and Purchase Agreement (“Purchase Agreement”) with Invitel Holdings N.V. (“Invitel Holdings”) to acquire 100% of the issued ordinary shares of Matel Holdings N.V. (the “Acquisition”) which owns 99.98% of the outstanding shares of Invitel. The total consideration for the Acquisition, including the assumption of net indebtedness on closing, is EUR 470 million and will be comprised of new borrowings and the issuance of up to 1.1 million shares of the Company’s common stock (representing approximately 6.2% of the Company’s fully diluted share capital) to certain members of Invitel’s current executive management team. The Company and Invitel Holdings have made customary representations, warranties, covenants and indemnities in the Purchase Agreement. The closing of the Acquisition is subject to the satisfaction of customary closing conditions, including receipt of Hungarian and Romania regulatory approvals, and is expected to close in the first half of 2007.

In connection with the Acquisition, the Company has received financing commitments from Merrill Lynch International, BNP Paribas and Calyon to support the Acquisition’s cash purchase price, any mandatory prepayments of Invitel Holdings’ and/or its subsidiaries’ notes or credit facilities, refinance certain of the Company’s and Invitel Holdings’ respective existing indebtedness and provide for the Company’s working capital needs. However, subject to the change of control provisions of the existing Magyar Telecom B.V. 10.75% Senior Notes as well as the Invitel Holding N.V. Floating Rate Senior PIK Notes (collectively, the “Notes”), it is the Company’s intention to assume the obligations under the Notes and leave them in place following completion of the Acquisition.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(b)	Hedging Agreements

HTCC’s potential acquisition of Invitel faces significant exposure to the value of the Hungarian currency and the level of interest rates as most of the financing will be in EUR with floating rate exposure combined with Hungarian assets primarily generating a HUF cash flow. Therefore, HTCC has entered into contingent cross currency swaps resulting in approximately 80% of the principal loan amounts being denominated in HUF and approximately 80% of the loan amounts being at fixed rates. The contingent nature implies that the hedges are contingent on the transaction closing. If the transaction does not close, the hedges will be terminated with no obligations and no loss of premium for HTCC.

Schedule of Quarterly Financial Data (unaudited)

(in thousands, except per share data)

	December 31		September 30		June 30	March 31
Fiscal 2006 quarters ended:
Revenues	$53,796	(1)	$47,242		$47,236	$45,458	**
Cost of sales	21,495		20,498		20,387	18,087	**
Gross margin	32,301		26,744		26,849	27,371	**
Income from operations	10,387	(2)	7,092		6,794	8,297	***
Net income (loss) attributable to common stockholders	16,756		5,803		(3,934)	(906)

Earnings (loss) per share:
Basic	$1.31		$0.45		$(0.31)	$(0.07	)*

Diluted	$1.17		$0.41		$(0.31)	$(0.07	)*

Fiscal 2005 quarters ended:
Revenues	$50,437		$50,814		$51,361	$27,031	**
Cost of sales	22,430	(3)	19,681	(3)	20,636	6,656	**
Gross margin	28,007		31,133		30,725	20,375	**
Income from operations	2,201	(4)	12,347		9,375	6,055	***
Net (loss) income attributable to common stockholders	(3,842)		6,512		855	(738)

Earnings per share:
Basic	$(0.30)		$0.51		$0.07	$(0.06	)*

Diluted	$(0.30)		$0.46		$0.06	$(0.06	)*

*	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.
**	During the Company’s year-end closing procedures for 2006, it was determined that revenues would be restated and presented gross, less cost of sales. Gross Margin, previously reported as “Telephone services revenues, net”, is unchanged.
***	During the Company’s year-end closing procedures for 2006, it was determined that local business tax would be restated and included in income tax instead of selling, general and administrative expenses. This restatement affects prior quarters in 2006 and 2005. The impact of restating these items in 2006 is (a) a $975,000 increase in income from operations and current tax expense for the three months ended March 31, 2006, (b) a $1,088,000 increase in income from operations and current tax expense for the three months ended June 30, 2006, and (c) a $914,000 increase in income from operations and current tax expense for the three months ended September 30, 2006.

The impact of restating these items in 2005 is (a) a $579,000 increase in income from operations and current tax expense for the three months ended March 31, 2005, (b) a $916,000 increase in income from operations and current tax expense for the three months ended June 30, 2005, (c) a $955,000 increase in income from operations and current tax expense for the three months ended September 30, 2005, and (d) a $915,000 increase in income from operations and current tax expense for the three months ended December 31, 2005.

Amendments to the Company’s Annual Reports on Form 10-K for the years ended December 31, 2005 and 2004 and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2006 and 2005, respectively, would in large part repeat the disclosure contained in this report. Accordingly, the Company does not plan to amend any prior filings.

(1)	Increase in revenues in the fourth quarter 2006 is due to the inclusion of revenues from a one-time sale of optical fiber to a local telecommunications operator for which revenues of $4,500,000 were recognized during the fourth quarter. In addition, the Hungarian forint appreciated against the U.S. dollar by approximately 7% between the third and fourth quarter of 2006 resulting in a positive foreign exchange effect of $3,165,000.
(2)	Significant increase in income from operations is due primarily to the one-time sale, described above, which had a contribution margin of approximately 92%.
(3)	Increase in cost of sales in the fourth quarter 2005 is due primarily to the reversal of an under-accrual during the third quarter 2005 in the amount of $1.7 million, and the effects of translating Hungarian forint revenues into U.S. dollars between the two quarters due to movements in exchange rates.
(4)	Significant decrease in income from operations in the fourth quarter 2005 is primarily due to the increase in cost of sales during the quarter as described above, the recording of a $1.9 million bad debt provision related to 2003 and 2004 uncollected Universal Services receivables during the quarter, a $3.4 million negative movement between the quarters related to the variable method of accounting which is a non-cash expense, and significant additional costs incurred by the Company during the fourth quarter 2005 related to the Company’s Sarbanes-Oxley 404 internal control project for 2005.

S-1

Schedule II - Valuation Accounts

DESCRIPTION	Balance at the Beginning of Year	Allowance Acquired on Acquisition	Allowance for Bad Debt Expense	Translation Adjustment	Balance at the End of Year
Allowance for doubtful accounts receivable

Year ended December 31, 2004	$2,705,000		$161,000	$439,000	$3,305,000
Year ended December 31, 2005	$3,305,000	$180,000	$899,000	$(586,000)	$3,798,000
Year ended December 31, 2006	$3,798,000		$1,480,000	$330,000	$5,608,000

DESCRIPTION	Balance at the Beginning of Year	Movement During Period	Translation Adjustment	Balance at the End of Year
Allowance for deferred tax assets

Year ended December 31, 2004	$12,059,000	($156,000)	—	$11,903,000
Year ended December 31, 2005	$11,903,000	$3,010,000	—	$14,913,000
Year ended December 31, 2006	$14,913,000	$161,000	—	$15,074,000

S-2

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits*

Exhibit No.	Description

10.20	Employment Agreement entered into on December 14, 2006 between the Registrant and Steven Fast

10.22	Secondment Agreement dated as of March 6, 2007 between the Registrant and TDC A/S regarding the services of Torben V. Holm

10.23	Secondment Agreement dated as of March 6, 2007 between the Registrant and TDC A/S regarding the services of Alex Wurtz

21	Subsidiaries of the Registrant

23	Consent of KPMG Hungaria Kft.

24	Powers of Attorney

31.1	Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Steven Fast, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1

Certification of Torben V. Holm, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2

Certification of Steven Fast, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	The other exhibits listed in the List of Exhibits in the Report on Form 10-K have been incorporated by reference into such Report.