Form 10-K/A
period 2006-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2007-05-25
CIK 889949

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Documents Incorporated by Reference

Part III - Portions of the Registrant’s proxy statement for its 2007 Annual Meeting of Stockholders.

Explanatory Note

Overview

Hungarian Telephone and Cable Corp. (“HTCC”) is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2006, to amend and restate financial statements and other financial information for the years 2006, 2005, and 2004, and financial information for the years 2003 and 2002, and for each of the quarters in the years 2006 and 2005. We are not amending our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2006, and the financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

HTCC has determined that it misapplied Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” in connection with warrants that HTCC issued in 1999 to purchase 2,500,000 shares of HTCC’s common stock. Historically, HTCC did not reflect the changes in the fair value of the warrants (“marking to market”) as the fair value of HTCC’s common stock fluctuated. For its Consolidated Financial Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004, HTCC has recorded an unrealized gain/(loss) on the change in the fair market value of the warrants of $3,300,000, $(1,500,000) and $(4,825,000), respectively. The amount of the restatement for years prior to 2004, a loss of $1,200,000, has been reflected as an adjustment to accumulated deficit as of January 1, 2004. In connection with this restatement, HTCC has recorded a derivative liability in the amount of $13,050,000 and $16,350,000 in the Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively. The restatement had no impact on cash provided by operating activities, nor was there any impact on cash used in investing or financing activities.

The Company has restated diluted earnings per share for all periods as a result of the error related to accounting for the warrant contract, as well as a misapplication of the treasury stock method. The Company had previously assumed, for purposes of its earnings per share computation, that exercise would occur through cash exercise and, therefore, had applied the treasury stock method. However, because the warrant could be exercised through the surrender of notes and the tendering of cash was not considered more advantageous to the warrant holder, the Company has revised its earnings per share computations to assume that the warrants were exercised through the surrender of the notes. See Note 1(s) of the Notes to Consolidated Financial Statements for the restated earnings per share computations.

Amendment to this Form 10-K

The following sections of this Form 10-K have been revised to reflect the restatement: Part II - Item 6 Selected Financial Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 - Financial Statements and Supplementary Data and Item 9A – Controls and Procedures; and Part IV – Item 15 – Exhibits and Financial Statement Schedules. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosures in this Form 10-K do not reflect any events that have occurred after this Form 10-K was initially filed on March 19, 2007.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned “fair value changes on warrants” on our net income attributable to common stock holders, earnings per common share (basic), and earnings per common share (diluted) for the years 2006, 2005 and 2004.

(Dollars in Thousands, Except Per Share Amounts)

For the Year	2006	2005	2004
Net income - as reported	$17,824	$2,892	$16,242
Net income - as restated	$21,124	$1,392	$11,417
Net income per common share (basic) - as reported	$1.38	$0.22	$1.30
Net income per common share (basic) - as restated	$1.64	$0.10	$0.91
Net income per common share (diluted) - as reported	$1.24	$0.20	$1.25
Net income per common share (diluted) - as restated	$1.34	$0.10	$0.88

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

Item 1. Business.

Company Overview

Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant”) was incorporated in Delaware in 1992 as a holding company to acquire concessions from the government of the Republic of Hungary to own and operate local wireline telephone networks in Hungary as Hungary privatized its telecommunications industry. We have provided basic local wireline telephone services as the incumbent provider within three defined regions of Hungary since 1996 and long distance services to our customer base in these three defined regions since 2002. Our regions cover 668,000 people, representing approximately 7% of Hungary’s population. We operate that business primarily through our Hungarian subsidiary, Hungarotel Tavkozlesi Zrt. (“Hungarotel”). Hungarotel is also a broadband and dial-up Internet Services Provider.

In order to expand our business in Hungary and the surrounding countries, we acquired PanTel Tavkozlesi Kft., a Hungarian company (“PanTel”). We purchased an initial 25% interest in PanTel in November 2004 and acquired the remaining 75% from Royal KPN NV, the Dutch telecommunications provider (“KPN”), in February 2005. PanTel is one of Hungary’s leading alternative telecommunications providers with a nation-wide fiber optic backbone telecommunications network linking every county in Hungary. PanTel provides voice, data and Internet services to businesses throughout Hungary in competition with other telecommunications service providers including Magyar Telekom Nyrt. (the formerly State-controlled monopoly telephone company, “Magyar Telekom”) and Invitel Tavkozlesi Szolgaltato Zrt. (“Invitel”). PanTel provides, through another one of our subsidiaries PanTel Technocom Kft., telecommunications services to MOL (the Hungarian oil company) and operates and maintains various parts of MOL’s telecommunications network. PanTel also uses its network capacity to transport voice, data and Internet traffic on a wholesale basis for other telecommunications service providers and Internet Service Providers in Hungary. PanTel’s network crosses Hungary’s borders and, using a combination of owned and leased capacity, extends PanTel’s wholesale services into other countries of the Central and Eastern European region including Austria, Bosnia & Herzegovina, Bulgaria, Croatia, the Czech Republic, Macedonia, Romania, Serbia, Slovakia, Slovenia, Turkey and Ukraine. To service its customers’ global telecommunications needs, PanTel has interconnection agreements with several major international telecommunications service providers, which provide for interconnection at major international telecommunications hubs, including hubs in Frankfurt, London and Vienna.

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

Invitel is the second largest wireline telecommunications service provider in Hungary. It is the incumbent provider in nine defined regions within Hungary, which cover 1.4 million people, representing approximately 14% of Hungary’s population. At the end of 2006, Invitel had approximately 348,000 telephone lines connected to its network to service its in-concession Mass Market (316,000 telephone lines) and Corporate (32,000 telephone lines) customers. Like us, Invitel has expanded beyond its historical operating areas and now provides voice, data and Internet services in the remainder of Hungary. Invitel had €185.6 million (approximately $245 million) in revenue in 2006.

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

Local Calls - For all local calls between its customers within a Hungarotel Operating Area, Hungarotel retains all of the revenues associated with the call. For PanTel’s Mass Market and Corporate Market customers, local calls to non-Company customers require the payment of a per minute interconnection fee to the telecommunications service provider of the recipient for completing the call.

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

Subscription Fees

Hungarotel collects a monthly subscription fee from its customers. Hungarotel has multiple pricing packages to choose from with each package containing different monthly subscription fees, different rates for the measured service per minute fees, and different amounts of “free” minutes included within the monthly subscription fee. In 2005 Hungarotel increased the number of available rate packages and rebalanced its tariff structure to increase the monthly subscription fees and decrease the variable rate fees for measured service. For PanTel’s Mass Market customers, it receives a subscription fee only when it is a LLU customer, for which PanTel leases the line to its customer on a monthly basis from the ILTO. Dependent upon the terms of agreement for service, PanTel may charge its Corporate Market customers a subscription fee. See “-Summary of the Communications Act-Significant Market Power” and “-Price Regulation.”

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

Internet Service. Telecommunications service providers designated as having SMP in a local wireline market or in the wholesale broadband access market have an obligation to allow third party Internet Service Providers access to their networks to provide dial-up and broadband Internet service to telephone customers. The access would be subject to the terms of a network access agreement to be entered into between the telecommunications service provider and the Internet Service Provider, which terms would be based on the pricing set out in the telecommunications service provider’s RIO, RUO or in other decisions of the NCA Council depending on the technology and network elements the ISP provider requests to use. Hungarotel receives monthly and usage fees from third party Internet Service Providers for allowing third party Internet Service Providers access to provide Hungarotel’s customers with dial-up Internet service. The third party Internet Service Providers are responsible for arranging the Internet service with the telephone customers. Telecommunications service providers have to provide the third party Internet Service Providers with the capability of offering dial-up Internet service at a per minute rate or a flat bulk rate for a fixed amount of time. The telecommunications service provider collects the local call fees from the telephone customer for the dial-up calls initiated by that customer to the third party Internet Service Provider for dial-up Internet service. The telecommunications service provider has to pass on a portion of such local dial-up call fees to the third party Internet Service Provider through a legislated revenue sharing arrangement. The intended consequence of these actions is to increase the Internet penetration rate in Hungary. For the use of the broadband DSL access line, the third party Internet Service Provider has to pay the telecommunications provider a flat monthly fee and/or a measured service fee for the use of a DSL access line.

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

Quarter Ended	2005		2006
	High	Low	High	Low
March 31	$19.90	$12.26	$16.50	$14.51
June 30	18.90	15.85	16.63	14.10
September 30	17.55	12.16	16.25	12.00
December 31	17.24	13.24	15.80	13.51

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

Item 6. Selected Financial Data.

The selected financial data set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2006, originally filed with the U.S. Securities and Exchange Commission (SEC) on March 19, 2007. The following selected financial data should be read in conjunction with our restated financial statements and the related Notes to Consolidated Financial Statements.

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

(Dollars in Thousands, Except Per Share Amounts)

For the Year	2006	2005	2004	2003	2002
Revenue – as restated (1)	$193,732	$179,643	$69,007	$69,391	$61,945
Operating revenues, net (Gross Margin) – as restated (1)	$113,265	$110,240	$60,340	$59,609	$52,182
Income from Operations – as restated (1)	$32,570	$29,979	$20,056	$27,872	$24,032
Operating income per common share (basic) (1) (2)	$2.54	$2.36	$1.62	$2.29	$1.99
Net income - as reported	$17,824	$2,892	$16,242	$12,476	$27,341
Net income - as restated (1)	$21,124	$1,392	$11,417	$10,451	$24,141
Net income per common share (basic) - as reported	$1.38	$0.22	$1.30	$1.02	$2.25
Net income per common share (basic) - as restated (1)	$1.64	$0.10	$0.91	$0.85	$1.99

At Year-End
Total assets	$332,754	$298,817	$192,285	$176,556	$169,059
Long-term debt, excluding current installments	$115,351	$158,227	$71,715	$90,839	$102,165
Total stockholders’ equity – as restated (1)	$86,974	$54,531	$66,670	$36,334	$21,848

(1)	See Note 1(c) “Restatements reported in Originally Filed 10-K” and Note 1(d) “Restatements to the Originally Filed 10-K” in Notes to Consolidated Financial Statements
(2)	Operating income per common share (basic) is Income from Operations divided by the weighted average number of common shares outstanding basic.

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations.

As discussed in the explanatory note to this Form 10-K/A and in Note 1(d) to our financial statements, we are restating financial statements and other financial information for the years 2006, 2005, 2004, and financial information for the years 2003 and 2002 and for each of the quarters in the years 2006 and 2005. The restatement adjusts our accounting for warrants that the Company issued in 1999 to purchase 2,500,000 shares of HTCC’s common stock upon adoption of Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. The restatement has no effect on our cash flows or liquidity.

In connection with the adoption of SFAS No. 133, the Company did not reflect the changes in the fair value of the warrants (“marking to market”) as the fair value of HTCC’s common stock fluctuated. For its Consolidated Financial Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004, the Company has recorded an unrealized gain/(loss) on the change in the fair market value of the warrants of $3,300,000, $(1,500,000) and $(4,825,000), respectively. The amount of the restatement for years prior to 2004, a loss of $1,200,000, has been reflected as an adjustment to accumulated deficit as of January 1, 2004. In connection with this restatement, the Company has recorded a derivative liability in the amount of $13,050,000 and $16,350,000 in the Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively. The restatement had no impact on cash provided by operating activities, nor was there any impact on cash used in investing or financing activities.

The Company has restated diluted earnings per share for all periods as a result of the error related to accounting for the warrant contract, as well as a misapplication of the treasury stock method. The Company had previously assumed, for purposes of its earnings per share computation, that exercise would occur through cash exercise and, therefore, had applied the treasury stock method. However, because the warrant could be exercised through the surrender of notes and the tendering of cash was not considered more advantageous to the warrant holder, the Company has revised its earnings per share computation to assume that the warrants were exercised through the surrender of the notes. See Note 1(s) in the Notes to Consolidated Financial Statements for the restated earnings per share computations.

The following tables set forth the effects of the error in accounting for warrants on our previously reported earnings for the years through 2006, and for each of the quarters in the years 2005 and 2006.

(Dollars in Thousands)

For the Year	2006	2005	2004	2003	2002
Net income - as reported	$17,824	$2,892	$16,242	$12,476	$27,341
Net income - as restated	$21,124	$1,392	$11,417	$10,451	$24,141
Percent variation from previously reported net income	18.5%	(51.9)%	(29.7)%	(16.2)%	(11.7)%

For the Quarter ended	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Net income (loss) - as reported	$16,783	$5,829	$(3,908)	$(880)
Net income (loss) - as restated	$18,908	$4,279	$(1,058)	$(1,005)
Percent variation from previously reported net income	12.7%	(26.6)%	(72.9)%	14.2%

For the Quarter ended	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
Net income (loss)- as reported	$(3,815)	$6,538	$881	$(712)
Net income (loss)- as restated	$(4,915)	$11,888	$3,306	$(8,887)
Percent variation from previously reported net income	28.8%	81.8%	275.2%	Not meaningful

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

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2006 was 210.39, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2005 of 199.59. When comparing the year ended December 31, 2006 to the year ended December 31, 2005, it should be noted that all U.S. dollar reported amounts have been affected by this 5% depreciation in the Hungarian forint against the U.S. dollar. When comparing the years it should be noted that the 2005 results include PanTel for ten months, while the 2006 results include Pantel for 12 months of operation. Certain 2006 and 2005 amounts have been restated. See Note 1(c) and Note 1 (d) “Restatements” in Notes to Consolidated Financial Statements.

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

Fair Value Changes on Warrants

	Year ended December 31,
(dollars in millions)	2006	2005
	As restated	As restated
Fair value changes on warrants	$3.3	$(1.5)

As disclosed in Note 1(d) and Note 8 to its consolidated financial statements, the Company has recorded the changes in the fair value of its warrants (“marking to market”). Fair value changes on warrants are correlated to changes in the Company’s stock price and amounted to a $3.3 million gain for the year ended December 31, 2006 and a $1.5 million loss for the year ended December 31, 2005.

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

Net Income Attributable to Common Stockholders

	Year ended December 31,
(dollars in millions)	2006	2005
	As restated	As restated
Net income attributable to common stockholders
As previously reported	$17.7	$2.8
Restatement – see Note 1(d) to the consolidated financial statements	3.3	(1.5)
As restated	$21.0	$1.3

As a result of the factors discussed above, the Company recorded restated net income attributable to common stockholders of $21 million, or $1.64 per basic share, or $1.34 per share on a diluted basis, for the year ended December 31, 2006 as compared to restated net income attributable to common stockholders of $1.3 million, or $0.10 per basic share, or $0.10 per share on a diluted basis, for the year ended December 31, 2005.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The functional currency of the Company’s Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2005 was 199.59, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2004 of 202.74. When comparing the year ended December 31, 2005 to the year ended December 31, 2004, it should be noted that all U.S. dollar reported amounts have been affected by this 2% appreciation in the Hungarian forint against the U.S. dollar. In addition, when comparing the years it should also be noted that the 2005 results have been affected by the inclusion of PanTel as of March 1, 2005. Certain 2005 and 2004 amounts have been restated. See Note 1(c) and Note 1(d) in Notes to Consolidated Financial Statements.

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

Severance Expense

	Year ended December 31,
(dollars in millions)	2005	2004
Severance expense	$2.5	$—

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

Fair Value Changes on Warrants

	Year ended December 31,
(dollars in millions)	2005	2004
	As restated	As restated
Fair value changes on warrants	$(1.5)	$(4.8)

As disclosed in Note 1(d) and Note 8 to its consolidated financial statements, the Company has recorded the changes in the fair value of its warrants. Fair value changes on warrants are correlated to changes in the Company’s stock price and amounted to unrealized losses of $1.5 million and $4.8 million for the years ended December 31, 2006 and 2005, respectively.

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

Net Income Attributable to Common Stockholders

	Year ended December 31,
(dollars in millions)	2005	2004
	As restated	As restated
Net income attributable to common stockholders
As previously reported	$2.8	$16.1
Restatement – see Note 1(d) to the consolidated financial statements	(1.5)	(4.8)
As restated	$1.3	$11.3

As a result of the factors discussed above, the Company recorded restated net income attributable to common stockholders of $1.3 million, or $0.10 per basic share, or $0.10 per share on a diluted basis, for the year ended December 31, 2005 as compared to restated net income attributable to common stockholders of $11.3 million, or $0.91 per basic share, or $0.88 per share on a diluted basis, for the year ended December 31, 2004.

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

The aggregate amounts of maturities of long-term debt for each of the next four years under the Credit Agreement, and in aggregate thereafter, at December 31, 2006 exchange rates, are as follows: 2007, $34,749,000; 2008, $33,338,000; 2009, $41,396,000; and 2010 $40,617,000.

We believe that our future cash flow will allow us to meet our working capital needs, including our obligations under our debt agreements.

Facility A and Facility B are repayable semi-annually on each June 30 and December 31 beginning on June 30, 2005 and ending on December 31, 2010. Facility C is repayable in equal installments on June 30, 2011 and December 31, 2011. The loans accrue interest at the rate of the Applicable Margin (described below) plus the EURIBOR rate for the applicable interest period. The Applicable Margin for an interest period on Facility A and Facility B loans is based on the Company’s ratio of Consolidated Total Net Borrowings to EBITDA. The Applicable Margin can range from a high of 2.75% per annum to a low of 1.0% per annum. The Applicable Margin on Facility A and Facility B loans was 2.25% per annum as of December 31, 2005. The Applicable Margin for the Facility C loan is fixed at 2.75% per annum.

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

We may prepay the loans under the Credit Agreement prior to their scheduled maturity dates. We have certain obligations to make a prepayment on the Credit Agreement under certain conditions including the issuance of additional debt or equity capital in certain circumstances. We are also required to make a prepayment on the Credit Agreement if we have any “Excess Cash Flow” as defined in the Credit Agreement. We must make “Excess Cash Flow” prepayments until such time as our Consolidated Net Borrowings to EBITDA ratio, as defined in the Credit Agreement, is less than 1.5:1.

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

As of December 31, 2006, the Company’s current liabilities of $108.0 million exceed its current assets of $79.8 million. Included in current liabilities is the short-term debt due to TDC of $24.7 million. TDC has expressed its intention to exercise its warrants to buy shares in the Company, thereby eliminating this liability. We believe that cash provided by our operating activities and our financing activities, will provide adequate resources to satisfy our working capital, scheduled principal and interest payments on debt and anticipated capital expenditure requirements.

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

Related Party Transactions

The amount due to related parties totalling $2,881,000 at December 31, 2006, represents cumulative preferred stock dividends in arrears, in the amount of $756,000, an accrual of $2,033,000 as an estimate of the costs for various individuals employed by TDC A/S (“TDC”) who have performed work for us, including our President and Chief Executive Officer and the head of Corporate Business Development (see below), for 2005 and for 2006 and an accrual related to uninvoiced directors and officers liability insurance costs amounting to $92,000. TDC owns 62% of our outstanding Common Stock, 30,000 shares of preferred stock convertible into 300,000 shares of our Common Stock and warrants enabling it to purchase 2,500,000 shares of our Common Stock at $10 per share with a warrant expiration date of March 31, 2007. The fair value of the Warrants was $13,050,000 as of December 31, 2006. The Warrants were exercised on March 28, 2007, at which date they had a fair value of $28,125,000.

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

For Mr. Holm, we have agreed to pay TDC EUR 778,157 (approximately $1,024,000) for Mr. Holm’s services for the period from May 2005 through December 2006. We are also responsible for paying other costs pertaining to Mr. Holm, including lodging in Budapest and for certain of Mr. Holm’s travel costs back to his home in Denmark.

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 19, 2007, management concluded that our disclosure controls and procedures were effective as of December 31, 2006. Subsequently, management identified material weaknesses in our internal control over financial reporting with respect to accounting for derivative transactions, namely, that we did not have adequately designed procedures to evaluate whether warrant contracts should be accounted for as derivatives under SFAS 133 and to compute diluted earnings per share impact with respect to such warrants. See Note 1(d) to the Consolidated Financial Statements. These material weaknesses resulted in this amendment to our Annual Report on Form 10-K for the year ended December 31, 2006, in order to restate the financial statements for the years ended December 31, 2006, 2005 and 2004 and financial information for the years ended December 31, 2003 and 2002 included in Selected Financial Data and for each of the quarters in 2006 and 2005.

As a result of these material weaknesses, our management has revised its earlier assessment and has now concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

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

(ii)	Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Our Management’s Annual Report on Internal Control Over Financial Reporting appears on page F-3 of this report.

(b)	Attestation Report of the Registered Public Accounting Firm

The attestation report of KPMG Hungária Kft., our independent registered public accounting firm, on management’s assessment, and on the effectiveness of, our internal control over financial reporting appears on page F-4 of this report.

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 19, 2007, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Subsequently, management identified material weaknesses in our internal control over financial reporting with respect to accounting for derivative transactions, namely, that we did not have adequately designed procedures to evaluate whether warrant contracts should be accounted for as derivatives under SFAS 133 and to compute the earnings per share impact of warrant contracts.

These material weaknesses resulted in this amendment to our Annual Report on Form 10-K for the year ended December 31, 2006, in order to restate the financial statements for the years ended December 31, 2006, 2005 and 2004 and financial information for the years ended December 31, 2003 and 2002 included in Selected Financial Data and for each of the quarters in 2006 and 2005.

As a result of these material weaknesses, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2006.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers.

The rest of the information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the May 24, 2007 Annual Meeting of Stockholders, which Proxy Statement was filed with the Securities and Exchange Commission pursuant to Regulation 14A to the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters.

See “Equity Compensation Plan Information” under Item 5. The rest of the information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) List of Financial Statements

Reference is made to the index on page F-1 for a list of all financial statements filed as part of this Report on Form 10-K/A.

(a)(2) List of Financial Statement Schedules

Reference is made to the index on page F-1 for a list of all financial statement schedules filed as part of this Report on Form 10-K/A.

(a)(3) List of Exhibits

Exhibit Number	Description
2.1	Framework Agreement among Hungarian Telephone and Cable Corp., Hungarotel Rt., KPN Telecom B.V. and Pansource B.V. dated May 4, 2004 filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.2	Agreement for the Sale and Purchase of a certain portion of the issued share capital of PanTel among Hungarian Telephone and Cable Corp., KFKI Investment Ltd. and PT Invest International LLC dated September 21, 2004 filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.3	Advice and Assistance Agreement among Hungarian Telephone and Cable Corp., KFKI Investment Kft., and PT Invest International LLC dated September 21, 2004 filed as Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.4	Agreement for the Sale and Purchase of a certain portion of the issued share capital of PanTel between Hungarian Telephone and Cable Corp. and MAV Rt. dated July 14, 2004 filed as Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference

2.5	Sale and Purchase Agreement dated January 8, 2007 between Hungarian Telephone and Cable Corp. and Invitel Holdings N.V., filed as Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on January 9, 2007 and incorporated herein by reference

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

4.1	Certificate of Incorporation and By-laws of the Registrant (see exhibits 3(i) and 3(ii))

4.2	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

Exhibit Number	Description

4.3	Form of reissued Amended and Restated Unsecured Notes issued by Hungarian Telephone and Cable Corp. dated as of June 15, 2005 with the attached terms and conditions, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

9	Voting trust agreement (None)

10	Material contracts:

10.1	English Translation of Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Raba-Com Rt., filed as Exhibit 10(y)(y) to the Registrant’s Current Report on Form 8-K for February 28, 1994 and incorporated herein by reference

10.2	English Translation of Concession Agreement dated May 10, 1994 between the Ministry of Transportation, Telecommunications and Water Management of the Republic of Hungary and Kelet-Nógrád Com Rt., filed as Exhibit 10(z)(z) to the Registrant’s Current Report on Form 8-K for February 28, 1994 and incorporated herein by reference

10.3	English translation of Amended and Restated Concession Contract between Pápa és Térsége Telefon Koncessziós Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996, filed as Exhibit 10.78 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.4	English translation of Amended and Restated Concession Contract between Hungarotel Távközlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Oroshaza), filed as Exhibit 10.79 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.5	English translation of Amended and Restated Concession Contract between Hungarotel Távközlesi Rt. and the Hungarian Ministry for Transportation, Telecommunications and Water Management dated as of June 3, 1996 (Bekescsaba), filed as Exhibit 10.80 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference

10.6	Form of reissued Warrants to Purchase Common Stock of Hungarian Telephone and Cable Corp., dated as of June 15, 2005, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.7	EUR 170 million Senior Secured Debt Facility entered into as of February 9, 2005 among Hungarian Telephone and Cable Corp. and its subsidiaries; Calyon Bank, MKB Bank, WestLB Bank and certain other parties, filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference

10.8	2002 Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Compensatory Plan)

Exhibit Number	Description
10.9	Non-Employee Director Stock Option Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Compensatory Plan)

10.10	2004 Long-Term Incentive Plan, filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference (Compensatory Plan)

10.11	Form of Stock Option Agreement issuable under 2004 Long-Term Incentive Plan filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Management Contract)

10.12	Terminated Employment Agreement dated as of March 17, 2003 between the Registrant and its former Chief Executive Officer Ole Bertram, filed as Exhibit 10.8 to the Registrant’s Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference (Management Contract)

10.13	Summary of certain compensation arrangements regarding the Registrant’s former Chief Executive Officer Ole Bertram, filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference (Compensatory Plan)

10.14	Terminated Employment Agreement dated as of April 22, 2005 between the Registrant and William T. McGann, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference (Management Contract)

10.15	Terminated Employment Agreement dated as of August 1, 2004 between the Registrant and Jan Mulder, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference (Management Contract)

10.16	Termination Agreement dated June 22, 2005 between the Registrant and Jan Mulder, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference (Management Contract)

10.17	Employment Agreement, as amended as of April 22,2005 between the Registrant and Peter T. Noone, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference (Management Contract)

10.18	Summary of Board of Director Compensation, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference (Compensatory Plan)

10.19	Employment Agreement entered into on December 22, 2005 between the Registrant and Tamas Vagany, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for 2005 and incorporated herein by reference (Management Contract)

10.20	Employment Agreement and supplemental Letter Agreement dated as of December 14, 2006 between Hungarian Telephone and Cable Corp and Steven Fast (Management Contract), filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for 2006 (filed on March 19, 2007) and incorporated herein by reference

Exhibit Number	Description
10.21	Separation Agreement dated September 14, 2006 between Hungarian Telephone and Cable Corp. and William T. McGann, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference (Management Contract), filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for 2006 and incorporated herein by reference

10.22	Secondment Agreement dated March 6, 2007 between Hungarian Telephone and Cable Corp. and TDC A/S regarding the services of Torben V. Holm (Management Contract), filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for 2006 (filed on March 19, 2007) and incorporated herein by reference

10.23	Secondment Agreement dated March 6, 2007 between Hungarian Telephone and Cable Corp. and TDC A/S regarding the services of Alex Wurtz (Management Contract), filed as Exhibit10.23 to the Registrant’s Annual Report on Form 10-K for 2006 (filed on March 19, 2007) and incorporated herein by reference

11	Statement re computation of per share earnings (not required)

12	Statement re computation of ratios (not required)

13	Annual report to security holders (not required)

14	Code of Ethics, filed as Exhibit 14 to the Registrant’s Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference

16	Letter re change in certifying accountant (not required)

18	Letter re change in accounting principles (none)

21	Subsidiaries of the Registrant

22	Published report regarding matters submitted to vote of security holders (none)

23	Consent of KPMG Hungária Kft.

24	Powers of Attorney

31.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K/A for the fiscal year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 24, 2007.

HUNGARIAN TELEPHONE AND CABLE CORP. (Registrant)

By	/s/ Martin Lea
Martin Lea
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of May 24, 2007.

Signature/Name	Title

/s/ Robert Bowker Robert Bowker	Chief Financial Officer (Principal Accounting Officer; Principal Financial Officer)

/s/ Ole Steen Andersen * Ole Steen Andersen	Director

/s/ Ole Bertram * Ole Bertram	Director

/s/ Robert R. Dogonowski * Robert R. Dogonowski	Director

/s/ Jesper Theill Eriksen * Jesper Theill Eriksen	Director, Chairman

/s/ Jens Due Olsen * Jens Due Olsen	Director

/s/ Carsten Dyrup Revsbech * Carsten Dyrup Revsbech	Director, Vice-Chairman

/s/ John B. Ryan * John B. Ryan	Director

/s/ Henrik Scheinemann * Henrik Scheinemann	Director

*	The undersigned by signing his name hereto, does hereby execute this Report on Form 10-K pursuant to powers of attorney filed as exhibits to this report.

By:	/s/ Peter T. Noone
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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment, as discussed in Note 1 (n) to the consolidated financial statements.

As disclosed in Note 1 (c) to the consolidated financial statements, the 2005 and 2004 consolidated statements of operations and comprehensive income have been restated to reflect the correction of errors in the presentation of revenues, cost of sales and local business tax. As disclosed in Note 1(d) to the consolidated financial statements, the 2006, 2005, and 2004 financial statements have been restated to reflect the corrections of errors in accounting for warrants and the computation of diluted earnings per share with respect to such warrants.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hungarian Telephone and Cable Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 19, 2007 except as to the fourth, fifth and sixth paragraphs of Management’s Report on Internal Control over Financial Reporting (as restated), which are as of May 24, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG Hungária Kft.

Budapest, Hungary

March 19, 2007, except as to notes 1(d), 1(n), 1(s), 7, 8, 10, 15 and 16, which are as of May 24, 2007

Management’s Report on Internal Control over Financial Reporting (as restated)

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 19, 2007, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Subsequently, management identified material weaknesses in our internal control over financial reporting with respect to accounting for derivative transactions, namely, that we did not have adequately designed procedures to evaluate whether warrant contracts should be accounted for as derivatives under SFAS 133 and to compute diluted earnings per share impact with respect to such warrants.

These material weaknesses resulted in this amendment to our Annual Report on Form 10-K for the year ended December 31, 2006, in order to restate the financial statements for the years ended December 31, 2006, 2005 and 2004 and financial information for the years ended December 31, 2003 and 2002 included in Selected Financial Data and for each of the quarters in 2006 and 2005.

As a result of these material weaknesses, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG Hungária Kft., an independent registered public accounting firm, as stated in their report which is included herein.

Budapest, Hungary

May 24, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Hungarian Telephone and Cable Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as restated), that Hungarian Telephone and Cable Corp. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses identified in management’s related assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weaknesses as of December 31, 2006: a failure to have adequately designed procedures to evaluate whether warrant contracts should be accounted for as derivatives under SFAS 133 and to compute the diluted earnings per share impact of warrant contracts. These material weaknesses resulted in restatements of the Company’s previously issued consolidated financial statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006 and the financial information for each of the quarters in 2006 and 2005.

As stated in the sixth paragraph of Management’s Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements (as restated), and this report does not affect our report dated March 19, 2007, except as to notes 1(d), 1(n), 1(s), 7, 8, 10, 15 and 16, which are as of May 24, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG Hungária Kft.

Budapest, Hungary

March 19, 2007, except as to the fourth, fifth and sixth paragraphs of Management’s Report on Internal Control over Financial Reporting (as restated), which are as of May 24, 2007

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(In thousands, except share and per share data)

	2006	2005
	As Restated (1)	As Restated (1)
Assets
Current assets:
Cash and cash equivalents	$18,794	15,083
Restricted cash	11,850	10,650
Accounts receivable, net of allowance of $5,608 in 2006 and $3,798 in 2005	38,336	33,527
Current deferred tax asset, net	1,685	1,034
Interest rate swaps	1,138	—
Other current assets	8,026	9,335

Total current assets	79,829	69,629

Property, plant and equipment, net	180,329	164,248
Goodwill	9,622	8,461
Other intangibles, net	49,364	45,741
Deferred costs	897	1,237
Deferred tax asset, net	2,583	3,109
Interest rate swaps	1,818	—
Other assets	8,312	6,392

Total assets	$332,754	298,817

(1)	See Note 1(d) in Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(In thousands, except share and per share data)

	2006	2005
	As Restated (1)	As Restated (1)
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$34,749	21,938
Short-term debt	24,657	—
Current obligations under capital leases	469	388
Accounts payable	6,793	13,261
Accruals	28,594	24,965
Interest rate swaps	—	254
Warrants	13,050	16,350
Advance customer payment	2,310	—
Other current liabilities	7,570	4,475
Due to related parties	2,881	1,052

Total current liabilities	121,073	82,683

Long-term debt, excluding current installments	115,351	158,227
Long-term obligations under capital leases, excluding current portion	399	779
Asset retirement obligation	578	483
Deferred credits and other liabilities	8,379	2,114

Total liabilities	245,780	244,286

Commitments and contingencies	—	—

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2006 and 2005	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 12,812,665 shares in 2006 and 12,796,461 shares in 2005	14	14
Additional paid-in capital	148,054	147,581
Accumulated deficit	(87,130)	(108,149)
Accumulated other comprehensive income	26,036	15,085

Total stockholders’ equity	86,974	54,531

Total liabilities and stockholders’ equity	$332,754	298,817

(1)	See Note 1(d) in Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2006, 2005 and 2004

(In thousands, except share and per share data)

	2006	2005	2004
	As Restated (1)	As Restated (1)	As Restated (1)
Revenues	$193,732	179,643	69,007
Cost of sales	80,467	69,403	8,667

Gross margin	113,265	110,240	60,340

Operating expenses:
Selling, general and administrative	53,858	53,760	27,908
Severance costs	700	2,533	—
Depreciation and amortization	26,137	23,968	12,376

Total operating expenses	80,695	80,261	40,284

Income from operations	32,570	29,979	20,056

Other income (expenses):
Foreign exchange gains (losses), net	1,936	(8,540)	6,947
Interest expense	(14,883)	(14,123)	(9,133)
Interest income	1,329	932	2,255
Fair value changes on interest rate swaps	3,210	(255)	—
Fair value changes on warrants	3,300	(1,500)	(4,825)
Equity in earnings of affiliate	—	934	443
Other, net	(250)	413	78

Net income before income taxes	27,212	7,840	15,821

Income tax expense:
Current	(5,749)	(4,957)	(2,635)
Deferred	(339)	(1,491)	(1,769)
Total income tax expense	(6,088)	(6,448)	(4,404)

Net income	$21,124	1,392	11,417

Cumulative convertible preferred stock dividends	(105)	(105)	(105)

Net income attributable to common stockholders	21,019	1,287	11,312
Foreign currency translation adjustment	10,951	(14,394)	9,200

Total comprehensive income (loss)	$31,970	(13,107)	20,512

Earnings per common share – basic:

Net earnings	$1.64	0.10	0.91

Earnings per common share – diluted:

Net earnings	$1.34	0.10	0.88

Weighted average number of common shares outstanding:

Basic	12,810,084	12,727,526	12,412,742

Diluted	15,936,296	13,389,100	12,963,833

(1)	See Notes 1(c) and 1(d) in Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2006, 2005 and 2004

(In thousands, except share data)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - As restated (1)	Accumulated Deficit – As restated (1)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2003	12,230,670	$12	—	136,791	(120,748)	20,279	$36,334
Proceeds from exercise of options	172,247	—	—	689	—	—	689
Stock based compensation	—	—	—	6,361	—	—	6,361
Stock granted as compensation	25,500	1	—	112	—	—	113
Stock issued for acquisition	250,000	—	—	2,699	—	—	2,699
Net settlement of stock option exercise	5,230	1	—	(39)	—	—	(38)
Cumulative convertible preferred stock dividends	—	—	—	—	(105)	—	(105)
Net income	—	—	—	—	11,417	—	11,417
Foreign currency translation adjustment	—	—	—	—	—	9,200	9,200

Balances at December 31, 2004	12,683,647	$14	—	146,613	(109,436)	29,479	$66,670
Stock based compensation		—	—	1,203	—	—	1,203
Common stock granted to directors	6,000	—	—	103	—	—	103
Net settlement of stock option exercise	106,814	—	—	(338)	—	—	(338)
Cumulative convertible preferred stock dividends		—	—	—	(105)	—	(105)
Net income		—	—	—	1,392	—	1,392
Foreign currency translation adjustment		—	—	—	—	(14,394)	(14,394)

Balances at December 31, 2005	12,796,461	$14	—	147,581	(108,149)	15,085	54,531
Stock based compensation	—	—	—	491	—	—	491
Common stock granted to directors	6,000	—	—	91	—	—	91
Net settlement of stock option exercise	10,204	—	—	(109)	—	—	(109)
Cumulative convertible preferred stock dividends	—	—	—	—	(105)	—	(105)
Net income	—	—	—	—	21,124	—	21,124
Foreign currency translation adjustment	—	—	—	—	—	10,951	10,951

Balances at December 31, 2006	12,812,665	14	—	148,054	(87,130)	26,036	86,974

(1)	See Note 1(d) in Notes to Consolidated Financial Statements.

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

This is an amendment to our audited Annual Report on Form 10-K for the year ended December 31, 2006 initially filed with the Securities and Exchange Commission (“SEC”) on March 19, 2007 (the “Originally Filed 10-K”), which amendment is being filed to amend and restate financial statements and other financial information for the years 2006, 2005 and 2004 and financial information for the years 2003 and 2002 (see the restatement as described in Note 1(d)).

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2006, and the financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

(c)	Restatements reported in Originally Filed 10-K

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

(d)	Restatement to the Originally Filed 10-K

The Company has determined that it misapplied Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” in connection with warrants that the Company issued in 1999 to purchase 2,500,000 shares of HTCC’s common stock. Historically, the Company did not reflect the changes in the fair value of the warrants (“marking to market”) as the fair value of HTCC’s common stock fluctuated. For its Consolidated Financial Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004, the Company has recorded an unrealized gain/(loss) on the change in the fair market value of the warrants of $3,300,000, $(1,500,000) and $(4,825,000), respectively. The amount of the restatement for years prior to 2004, a loss of $1,200,000, has been reflected as an adjustment to accumulated deficit as of January 1, 2004. In connection with this restatement, the Company has recorded a derivative liability in the amount of $13,050,000 and $16,350,000 in the Consolidated Balance Sheets at December 31, 2006 and 2005, respectively. The restatement had no impact on cash provided by operating activities, nor was there any impact on cash used in investing or financing activities.

As described in Note 22, the warrants were exercised on March 28, 2007.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The Company has restated diluted earnings per share for all periods as a result of the error related to accounting for the warrant contract, as well as a misapplication of the treasury stock method. The Company had previously assumed, for purposes of its earnings per share computation, that conversion would occur through cash exercise and, therefore, had applied the treasury stock method. However, because the warrant could be exercised through the surrender of notes and the tendering of cash was not considered more advantageous to the warrant holder, the Company has revised its earnings per share computation to assume that the warrants were exercised through the surrender of the notes. See Note 1(s) for the restated earnings per share computations.

(e)	Revenue Recognition

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

(f)	Cost of Sales

The Company’s cost of sales is comprised of interconnect charges that are paid to other wireline and wireless operators to transport and terminate calls from the Company’s customers, connection fees paid to incumbent wireline operators for the setting of carrier pre-selection services and access costs for leased lines.

(g)	Allowance for Doubtful Accounts

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

(h)	Foreign Currency Translation

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

(i)	Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $1,595,000, $1,391,000 and $194,000, respectively.

(j)	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(k)	Inventories

Inventories, which are included in other current assets, consist primarily of DSL equipment, cables and spare parts and are stated at the lower of cost or market and are valued using the first-in, first-out (“FIFO”) method.

(l)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Plant and equipment under capital leases are initially stated at the present value of minimum lease payments and subsequently amortized over the shorter of their useful lives or the lease term.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(m)	Goodwill and Other Intangible Assets

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

(n)	Stock Based Compensation

From January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. Compensation expense for awards and related tax effects is recognized as they vest. Through December 31, 2005, the Company used the intrinsic value method to account for stock-based awards to its employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclosed pro forma information as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In addition, effective October 1, 2004, as a result of amendments made to the Company’s option plans, the Company accounted for all of its outstanding options under the variable method of accounting. The variable method of accounting required the Company to accrue an expense or benefit as the market price of the Company’s common stock changed during the period. The Company has ceased utilizing the variable method of accounting upon its adoption of SFAS 123R. The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized effective January 1, 2006 includes: (1) compensation cost for all share based awards granted prior to, but not yet vested as of, January 1, 2006 based on the original measure of the grant-date fair value estimated under the provisions of SFAS 123 for pro-forma disclosure, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. For the year ended December 31, 2006, the Company has recognized $491,000 of compensation expense related to the adoption of SFAS 123R. For the year ended December 31, 2005 and 2004, the Company recognized $1,203,000 and $6,361,000, respectively, of compensation expense related to the variable method of accounting.

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

		2005	2004
		As restated - see Note 1(d)
		(in thousands)
Earnings	As reported	$2,787	$16,137
Restatement - see Note 1(d)		(1,500)	(4,825)

Earnings	As restated	1,287	11,312
	Plus: stock-based compensation expense included in reported earnings	1,295	6,444
	Less: stock-based compensation expense determined under fair- value method	(1,321)	(970)

	Pro forma	$1,261	$16,786

Earnings per share – Basic:
	As restated	$0.10	$0.91
	Pro forma	$0.10	$1.35
Earnings per share – Diluted:
	As restated	$0.10	$0.88
	Pro forma	$0.09	$1.29

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

(o)	Income Taxes

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

(p)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

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

(q)	Fair Value of Financial Instruments and Foreign Exchange Financial Instruments

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

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(r)	Derivative Instruments

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

The Company did not have any financial instruments designated as hedges under SFAS 133 for the years ended December 31, 2006, 2005 and 2004.

(s)	Earnings Per Share

Earnings per share (“EPS”) is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, or preferred securities were converted and the proceeds were used to acquire shares of common stock at the average market price during the reporting period, except with respect to warrants that can be exercised through the tender of notes where the warrant holder has no economic advantage to tender in cash. For warrants that can be exercised through the surrender of notes, exercise is assumed through such surrender provided that exercise in cash is not more advantageous to the warrant holder and the numerator of the diluted earnings per share computation is adjusted by interest on the debt and fair value changes in the warrant (net of tax).

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the years ended December 31 (in thousands, except share data), as restated – see Note 1(d):

	2006
	Income (Numerator)	Shares (Denominator)	Per share amount
Net income	$21,124
Less preferred stock dividend	(105)

Basic EPS
Income available to common stockholders	$21,019	12,810,084	1.64

Effect of dilutive securities
Warrants	184	2,500,000
Options	—	326,212
Preferred stock	105	300,000
Diluted EPS
Income available to common stockholders + assumed conversions	$21,308	15,936,296	1.34

	2005
	Income (Numerator)	Shares (Denominator)	Per share amount
Net income	$1,392
Less preferred stock dividend	($105)

Basic EPS
Income available to common stockholders	$1,287	12,727,526	0.10

Effect of dilutive securities
Options	—	361,574
Preferred stock	105	300,000
Diluted EPS
Income available to common stockholders + assumed conversions	$1,392	13,389,100	0.10

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

	2004
	Income (Numerator)	Shares (Denominator)	Per share amount
Net income	$11,417
Less preferred stock dividend	(105)

Basic EPS
Income available to common stockholders	$11,312	12,412,742	0.91

Effect of dilutive securities
Options	—	251,091
Preferred stock	105	300,000
Diluted EPS
Income available to common stockholders + assumed conversions	$11,417	12,963,833	0.88

For the years ended December 31, 2006, 2005 and 2004, 55,000, 2,500,000 and 2,530,000 stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since the effects of inclusion would have been anti-dilutive.

(t)	Recently Issued Accounting Pronouncements

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

(3)	Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2006 and 2005 are as follows:

	2006	2005	Estimated Useful Lives
	(in thousands)
Land and buildings	$14,723	13,039	25 to 50 years
Telecommunications equipment	284,865	241,038	3 to 25 years
Other equipment	17,310	14,296	3 to 7 years
Construction in progress	14,295	9,261

	331,193	277,634
Less: accumulated depreciation	(150,864)	(113,386)

	$180,329	164,248

(4)	Other Intangibles

The components of other intangibles at December 31, 2006 and 2005 are as follows:

	2006	2005	Estimated Useful Lives
	(in thousands)
Concession Rights	$7,538	6,763	25 years
Rights of Use	27,889	24,017	See table below
Rights of Way	15,900	14,265	44 years
Other	6,727	5,616	3 to 15 years

	58,054	50,661
Less: accumulated amortization	(8,690)	(4,920)

	$49,364	45,741

Rights of Use Amortization Schedule:

Years 1-9	7.7	% per annum
Years 10-14	3.07	% per annum
Years 15-44	0.51	% per annum

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

On February 9, 2005, the Company entered into an EUR 170 million Credit Facility Agreement (the “Credit Agreement”) with a European banking syndicate. The Credit Agreement has three facilities. Facility A, in the amount of EUR 84 million, was drawn down by Hungarotel on February 21, 2005 for the purpose of refinancing and terminating Hungarotel’s existing debt as well as to partially finance the acquisition of the PanTel business. Facility B, in the amount of EUR 66 million, was drawn down by PanTel on February 28, 2005 for the purpose of refinancing and terminating its existing debt at that date. Facility C, in the amount of EUR 20 million, provides funds for the repayment of the Company’s outstanding Notes which mature on March 31, 2007.

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

(7)	Short-term Debt

Short-term debt at December 31, 2006 and 2005 consists of the following:

	2006	2005
	(in thousands)
Notes payable, interest at USD LIBOR + 3.5% (8.88% at December 31, 2006), due March 31, 2007 (less unamortized discount based on imputed interest rate of 5% - $343,000)	$24,657	$—

Total short-term debt	$24,657	$—

In May 1999, the Company issued notes (the “Notes”), in an aggregate amount of $25 million with detachable warrants (the “Warrants”). The Notes accrue interest, which is payable semi-annually, at the USD LIBOR rate applicable for the six month interest period plus 3.5% (8.88% at December 31, 2006). The Warrants enabled the warrant holder to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $10 per share. Payment of the exercise price could be made in the form of either cash or surrender of the Notes. The exercise period commenced on January 1, 2004 and terminated on March 31, 2007.

At inception, the fair value of the Warrants amounted to $8.8 million and was credited to additional paid-in capital, with the offsetting charge being accounted for as a discount on the Notes. This $8.8 million has been reclassified from additional paid-in capital to current liabilities (See Note 1(d)). Upon adoption of SFAS No. 133, the warrants were required to be reclassified to liabilities and accounted for as derivatives with changes in fair value reported in earnings. The unamortized discount on the notes at December 31, 2006 was approximately $0.3 million, and is reflected as a reduction of the carrying amount of the Notes.

The fair value of the Warrants was determined using the Black-Scholes Option valuation model. The Notes and Warrants were owned by TDC as of December 31, 2006.

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

In connection with its restatement described in Note 1(d), the Company has determined that it is required to reflect the changes in the fair value of the Warrants (see Note 15), the value of which is highly dependent on the fair value of HTCC’s common stock, in earnings.

The fair value of the Warrants at December 31 and related fair value changes for the years then ended, are as follows:

	Fair Value	Gain (Loss) in Fair Value
2006	$13,050,000	3,300,000
2005	16,350,000	(1,500,000)
2004	14,850,000	(4,825,000)

The fair value of the Warrants was determined using the Black-Scholes option valuation model. The Warrants were exercised on March 28, 2007.

(9)	Deferred Credits and Other Liabilities

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

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(10)	Income Taxes

The income before income taxes by tax jurisdiction for the years ended December 31 was as follows:

(in thousands)	2006	2005	2004
	(As Restated – see Note 1(d))	(As Restated – see Notes 1(c) and (d))	(As Restated – see Notes 1(c) and (d))
(Loss) Income before income taxes:
United States	$1,720	$(5,013)	$(11,901)
Hungary	25,492	12,853	27,722

Total income before income taxes	$27,212	$7,840	$15,821

The income tax expense (benefit) is attributable to income/loss from continuing operations and consists of the following for the years ended December 31:

(in thousands)	2006	2005	2004
		(As Restated – see Note 1(c))	(As Restated – see Note 1(c))
Current tax expense:
United States	$—	$—	$—
Hungary
Corporate	1,882	1,592	1,367
Local business tax	3,867	3,365	1,268

Total Current tax expense	$5,749	$4,957	$2,635

Deferred tax expense (benefit):
United States	$0	$2,030	$(1,330)
Hungary	339	(539)	3,099

Total Deferred tax expense	$339	$1,491	$1,769

Total income tax expense	$6,088	$6,448	$4,404

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

(in thousands)	2006	2005	2004
	(As Restated – see Note 1(d))	(As Restated – see Notes 1(c) and (d))	(As Restated – see Notes 1(c) and (d))
Income tax expense “expected” at the Hungarian statutory rate (20% in 2006, 16% in 2005 and 2004)	5,415	1,254	2,531
Fair value changes on warrants	(660)	240	772
Other permanent differences	(642)	(368)	—
Tax impact on local business tax	(773)	(538)	(203)
Foreign tax differential	(237)	(667)	(1,344)
Non-deductible expenses	389	82	348
Expired stock options	0	0	1,118
Local business tax as corporate tax base decreasing item	(572)	0	—
Unrealized FX gain on long term debt	0	0	331
Effect of change in tax rate	(709)	0	—
Change in valuation allowance	161	3,010	(156)
Other	(151)	70	(261)
Local business tax	3,867	3,365	1,268

Income tax expense	$6,088	$6,448	$4,404

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

As of December 31, 2006, TDC owned 62% of the Company’s outstanding Common Stock, 30,000 shares of preferred stock convertible into 300,000 shares of Common Stock and Warrants enabling it to purchase 2,500,000 shares of Common Stock at $10 per share with a warrant expiration date of March 31, 2007. As described in Note 8, the fair value of the Warrants is $13,050,000 as of December 31, 2006.

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

For Mr. Holm, the Company has agreed to pay TDC EUR 778,157 (approximately $1,024,000) for Mr. Holm’s services for the period from May 2005 through December 2006. The Company is also responsible for paying other costs pertaining to Mr. Holm, including lodging in Budapest and for certain of Mr. Holm’s travel costs back to his home in Denmark.

For Mr. Wurtz, the Company has agreed to pay TDC EUR 387,224 (approximately $510,000) for Mr. Wurtz’s services for the period from June 2005 through December 2006. The Company is also responsible for paying Mr. Wurtz’s lodging in Budapest.

In addition to the services of Messrs. Holm and Wurtz, three employees of TDC have performed financial controlling services for the Company. The Company has reached an agreement with TDC to pay approximately $139,000 for such services. TDC has also provided services for the Company in connection with certain strategic projects, including services in connection with the Company’s acquisition of Invitel. For such services, the Company has agreed to reimburse TDC approximately $360,000.

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

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(16)	Reconciliation of Net Income to Net Cash Provided by Operating Activities

The reconciliation of net income to net cash provided by operating activities for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
	As Restated-see Notes 1(c) and (d)
	(in thousands)
Net income – as reported	$17,824	2,892	16,242
Restatement – see Note 1 (d)	3,300	(1,500)	(4,825)
Net income – as restated	21,124	1,392	11,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	23,186	21,302	12,089
Amortization of intangibles	2,951	2,666	287
Asset write-offs	—	—	1
Foreign currency (gain) loss	(773)	8,427	(6,632)
Gain on sale of fixed assets	(3,553)	—	—
Fair value changes on interest rate swaps	(3,210)	255	—
Fair value changes on warrants	(3,300)	1,500	4,825
Other (income) expenses	870	(410)	7
Non-cash interest	3,202	3,705	1,851
Deferred taxes	331	1,461	1,574
Stock based compensation	586	1,295	6,361
Equity in earnings of affiliate	—	(934)	(444)
Changes in operating assets and liabilities:
Accounts receivable	(407)	(9,694)	1,292
Restricted cash	(527)	499	(481)
Other assets	(273)	4,349	(3,428)
Accounts payable and accruals	(131)	6,540	(886)
Other liabilities	4,522	1,260	(133)

Net cash provided by operating activities	$44,598	43,613	27,700

Summary of non-cash transactions:

•	During 2004 the Company:

•	Issued 250,000 shares of Common Stock valued at $10.80 per share ($2.7 million) in addition to cash consideration in connection with its acquisition of the PanTel business.

•	Issued 15,500 net shares of Common Stock as compensation to the Chief Executive Officer for which compensation expense of $116,000 was recognized in 2003.

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

The revenues generated by these three markets for the periods ended December 31 were as follows (in thousands):

	2006	2005	2004
Revenues		(As Restated – see Note 1(c))	(As Restated – see Note 1(c))
Corporate Market	$71,644	$65,167	$19,931
Wholesale Market	92,283	75,378	6,184
Mass Market	29,805	39,098	42,892
Total revenues	193,732	179,643	69,007
Cost of Sales
Corporate Market	(20,956)	(15,716)	(2,886)
Wholesale market	(53,566)	(47,038)	(265)
Mass market	(5,945)	(6,649)	(5,516)
Total cost of sales	(80,467)	(69,403)	(8,667)
Gross Margin
Corporate Market	50,688	49,451	17,045
Wholesale Market	38,717	28,340	5,919
Mass Market	23,860	32,449	37,376
Total gross margin	113,265	110,240	60,340

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

The revenues generated by these products and services for the periods ended December 31 were as follows:

(in thousands)	2006	2005	2004
		(As Restated – see Note 1(c))	(As Restated – see Note 1(c))
Telephone services	$106,292	$109,302	$59,283
Network services	68,502	56,768	7,279
Other service and product Revenues	18,938	13,573	2,445

	$193,732	$179,643	$69,007

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

February 28, 2005
(in thousands)
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

The following table presents unaudited summarized combined results of operations of the Company and PanTel, on a pro forma basis, as though the companies had been combined as of January 1, 2004:

(in thousands, except share data)	Year ended December 31, 2005	Year ended December 31, 2004
	(As restated – see Note 1(c))	(As restated – see Note 1(c))
Revenues	$197,357	$190,294
Cost of sales	76,141	67,517

Gross margin	121,216	122,777
Income from operations	34,134	28,481
Foreign exchange (losses) gains, net	(4,118)	11,862
Interest expense	14,712	12,065
Net income	12,473	26,787
Net income per share	$0.98	$2.16

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

HTCC’s potential acquisition of Invitel faces significant exposure to the value of the Hungarian currency and the level of interest rates as most of the financing will be in EUR with floating rate exposure combined with Hungarian assets primarily generating a HUF cash flow. Therefore, HTCC has entered into contingent cross currency swaps resulting in approximately 80% of the principal loan amounts being denominated in HUF and approximately 80% of the loan amounts being at fixed rates. The contingent nature implies that the hedges are contingent on the transaction closing. If the transaction does not close, all but one of the hedges will be terminated with no obligations and no loss of premium for HTCC.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(22)	Subsequent Events to Originally Filed 10-K (unaudited)

(a)	Sale and Purchase Agreement

On April 27, 2007, pursuant to a Sale and Purchase Agreement dated January 8, 2007, the Company completed its acquisition of 100% of the issued ordinary shares of Matel Holdings N.V. (the “Acquisition”) which indirectly owns 99.98% of the outstanding shares of Invitel. Invitel was one of the Company’s significant competitors.

The Acquisition has been financed by: (i) the issuance in April 2007 of Floating Rate Senior Notes, due 2013, for an amount of EUR 200 million, which proceeds were used to pay part of the Acquisition consideration and to refinance the Company’s existing credit facility, and (ii) the issuance of 962,298 shares of the Company’s common stock to certain members of Invitel’s management team.

As part of the Invitel Acquisition, the Company also assumed an estimated net indebtedness on closing of EUR 387 million (approximately $523 million, the “Assumed Debt”). The Assumed Debt consists primarily of (i) EUR 133 million in aggregate principal amount and accrued interest of Floating Rate Senior PIK Notes due 2013 (the “2006 PIK Notes”), (ii) EUR 142 million in aggregate principal amount of 10 3/4% Senior Notes due 2012 (the “2004 Notes”), and a Facilities Agreement, which was amended and restated in connection with the Invitel Acquisition (the “Amended Facilities Agreement”). The outstanding balance on the Amended Facilities Agreement is EUR 115.4 million. In order to clarify the rights of the creditors under the various debt instruments, Holdco II, Matel Holdings and various creditors and certain other parties also entered into an amended and restated Intercreditor Agreement (the “Intercreditor Agreement”). Summaries of the terms and conditions of the 2007 Notes, the 2006 PIK Notes, the 2004 Notes, the Amended Facilities Agreement and the Intercreditor Agreement are set forth in the Company’s 8-K filing which was filed with the SEC on May 3, 2007.

During the first quarter 2007, in order to reduce the exposure to the value of the Hungarian currency and the level of interest rates that would arise upon the completion of the acquisition of Invitel, the Company hedged (i) the 2007 Notes that were issued by one of its subsidiaries, in part, to finance the Invitel transaction and (ii) the Invitel Debt that the Company assumed upon closing. In January 2007, the Company entered into six foreign currency and interest rate hedges, all of which, except one, were contingent upon the completion of the Acquisition. As of March 31, 2007, the estimated fair values of the Company’s financial instruments is an unrealized loss of $ 42,465.

(b)	Warrants

As described in Note 15, as of December 31, 2006, TDC held Warrants enabling it to purchase 2,500,000 shares of Common Stock at $10 per share with a warrant expiration date of March 31, 2007. The Warrants were exercised on March 28, 2007 at which date they had a fair value of $28,125,000.

Schedule of Quarterly Financial Data (unaudited)

(in thousands, except per share data)

	December 31		September 30	June 30	March 31
Fiscal 2006 quarters ended:
Revenues	$53,796	(1)	$47,242	$47,236	$45,458	**
Cost of sales	21,495		20,498	20,387	18,087	**
Gross margin	32,301		26,744	26,849	27,371	**
Income from operations	10,387	(2)	7,092	6,794	8,297	***
Net (loss) income attributable to common stockholders - as reported	16,756		5,803	(3,934)	(906)
Restatement - see Note 1(d) to Consolidated Financial Statements	2,125		(1,550)	2,850	(125)
Net (loss) income attributable to common stockholders - as restated	18,881		4,253	(1,084)	(1,031)
Earnings (loss) per share:
- as reported
Basic	$1.31		$0.45	$(0.31)	$(0.07	) *

Diluted	$1.17		$0.41	$(0.31)	$(0.07	) *

Earnings (loss) per share:
- as restated
Basic	$1.47		$0.33	$(0.08)	$(0.08	) *

Diluted	$1.11		$0.32	$(0.19)	$(0.08	) *

*	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.
**	During the Company’s year-end closing procedures for 2006, it was determined that revenues would be restated and presented gross, less cost of sales. Gross Margin, previously reported as “Telephone services revenues, net”, is unchanged.
***	During the Company’s year-end closing procedures for 2006, it was determined that local business tax would be restated and included in income tax instead of selling, general and administrative expenses. This restatement affects prior quarters in 2006 and 2005. The impact of restating these items in 2006 is (a) a $975,000 increase in income from operations and current tax expense for the three months ended March 31, 2006, (b) a $1,088,000 increase in income from operations and current tax expense for the three months ended June 30, 2006, and (c) a $914,000 increase in income from operations and current tax expense for the three months ended September 30, 2006.

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

(1)	Increase in revenues in the fourth quarter 2006 is due to the inclusion of revenues from a one-time sale of optical fiber to a local telecommunications operator for which revenues of $4,500,000 were recognized during the fourth quarter. In addition, the Hungarian forint appreciated against the U.S. dollar by approximately 7% between the third and fourth quarter of 2006 resulting in a positive foreign exchange effect of $3,165,000.
(2)	Significant increase in income from operations is due primarily to the one-time sale, described above, which had a contribution margin of approximately 92%.
(3)	Increase in cost of sales in the fourth quarter 2005 is due primarily to the reversal of an under-accrual during the third quarter 2005 in the amount of $1.7 million, and the effects of translating Hungarian forint revenues into U.S. dollars between the two quarters due to movements in exchange rates.
(4)	Significant decrease in income from operations in the fourth quarter 2005 is primarily due to the increase in cost of sales during the quarter as described above, the recording of a $1.9 million bad debt provision related to 2003 and 2004 uncollected Universal Services receivables during the quarter, a $3.4 million negative movement between the quarters related to the variable method of accounting which is a non-cash expense, and significant additional costs incurred by the Company during the fourth quarter 2005 related to the Company’s Sarbanes-Oxley 404 internal control project for 2005.

Schedule of Quarterly Financial Data (unaudited)

(in thousands, except per share data)

	December 31	September 30		June 30	March 31
Fiscal 2005 quarters ended:
Revenues	$50,437	$50,814		$51,361	$27,031	**
Cost of sales	22,430 (3)	19,681	(3)	20,636	6,656	**
Gross margin	28,007	31,133		30,725	20,375	**
Income from operations	2,201 (4)	12,347		9,375	6,055	***
Net (loss) income attributable to common stockholders - as reported	(3,842)	6,512		855	(738)
Restatement - see Note 1(d) to Consolidated Financial Statements	(1,100)	5,350		2,425	(8,175)
Net (loss) income attributable to common stockholders - as restated	(4,942)	11,862		3,280	(8,913)
Earnings per share:
- as reported
Basic	$(0.30)	$0.51		$0.07	$(0.06)

Diluted	$(0.30)	$0.46		$0.06	$(0.06)

Earnings per share:
- as restated
Basic	$(0.39)	$0.93		$0.26	$(0.70	) *

Diluted	$(0.39)	$0.46		$0.10	$(0.70	) *

*	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.
**	During the Company’s year-end closing procedures for 2006, it was determined that revenues would be restated and presented gross, less cost of sales. Gross Margin, previously reported as “Telephone services revenues, net”, is unchanged.
***	During the Company’s year-end closing procedures for 2006, it was determined that local business tax would be restated and included in income tax instead of selling, general and administrative expenses. This restatement affects prior quarters in 2006 and 2005. The impact of restating these items in 2006 is (a) a $975,000 increase in income from operations and current tax expense for the three months ended March 31, 2006, (b) a $1,088,000 increase in income from operations and current tax expense for the three months ended June 30, 2006, and (c) a $914,000 increase in income from operations and current tax expense for the three months ended September 30, 2006.

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

(1)	Increase in revenues in the fourth quarter 2006 is due to the inclusion of revenues from a one-time sale of optical fiber to a local telecommunications operator for which revenues of $4,500,000 were recognized during the fourth quarter. In addition, the Hungarian forint appreciated against the U.S. dollar by approximately 7% between the third and fourth quarter of 2006 resulting in a positive foreign exchange effect of $3,165,000.
(2)	Significant increase in income from operations is due primarily to the one-time sale, described above, which had a contribution margin of approximately 92%.
(3)	Increase in cost of sales in the fourth quarter 2005 is due primarily to the reversal of an under-accrual during the third quarter 2005 in the amount of $1.7 million, and the effects of translating Hungarian forint revenues into U.S. dollars between the two quarters due to movements in exchange rates.
(4)	Significant decrease in income from operations in the fourth quarter 2005 is primarily due to the increase in cost of sales during the quarter as described above, the recording of a $1.9 million bad debt provision related to 2003 and 2004 uncollected Universal Services receivables during the quarter, a $3.4 million negative movement between the quarters related to the variable method of accounting which is a non-cash expense, and significant additional costs incurred by the Company during the fourth quarter 2005 related to the Company’s Sarbanes-Oxley 404 internal control project for 2005.

Schedule II - Valuation Accounts

DESCRIPTION	Balance at the Beginning of Year	Allowance Acquired on Acquisition	Allowance for Bad Debt Expense	Translation Adjustment	Balance at the End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2004	$2,705,000		$161,000	$439,000	$3,305,000
Year ended December 31, 2005	$3,305,000	$180,000	$899,000	$(586,000)	$3,798,000
Year ended December 31, 2006	$3,798,000		$1,480,000	$330,000	$5,608,000

DESCRIPTION	Balance at the Beginning of Year	Movement During Period	Translation Adjustment	Balance at the End of Year
Allowance for deferred tax assets
Year ended December 31, 2004	$12,059,000	($156,000)	—	$11,903,000
Year ended December 31, 2005	$11,903,000	$3,010,000	—	$14,913,000
Year ended December 31, 2006	$14,913,000	$161,000	—	$15,074,000

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits*

Exhibit No.	Description
21	Subsidiaries of the Registrant

23	Consent of KPMG Hungaria Kft.

24	Powers of Attorney

31.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	The other exhibits listed in the List of Exhibits in the Report have been incorporated by reference into such Report.