Form 10-Q
period 2007-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2007-05-25
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer  ☐                             Accelerated Filer  ☒                             Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest possible date:

Common Stock, $.001 par value	16,427,748 Shares
(Class)	(Outstanding at May 24, 2007)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(unaudited)	As restated(1)
Assets
Current assets:
Cash and cash equivalents	$16,640	18,794
Restricted cash	12,010	11,850
Accounts receivable, net of allowance of $5,413 in 2007 and $5,608 in 2006	37,470	38,336
Current deferred tax asset, net	2,398	1,685
Derivative financial instruments	1,495	1,138
Other current assets	7,307	8,026

Total current assets	77,320	79,829

Property, plant and equipment, net of depreciation of $162,110 in 2007 and $150,864 in 2006	182,540	180,329

Goodwill, net	9,959	9,622
Other intangibles, net of amortization of $9,894 in 2007 and $8,725 in 2006	50,563	49,364
Deferred costs	850	897
Deferred tax asset, net	2,803	2,583
Derivative financial instruments	—	1,818
Other assets	20,432	8,312

Total assets	$344,467	332,754

(1)	See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

Liabilities and Stockholders’ Equity

	March 31, 2007	December 31, 2006
	(unaudited)	As restated(1)
Current liabilities:
Current installments of long-term debt	$—	34,749
Short-term debt to related party	—	24,657
Current obligations under capital leases	481	469
Accounts payable and other accrued liabilities	41,577	35,387
Derivative financial instruments	2,873	—
Warrants	—	13,050
Advance customer payment	325	2,310
Other current liabilities	4,523	7,570
Due to related parties	3,228	2,881

Total current liabilities	53,007	121,073

Long-term debt, excluding current installments	151,789	115,351
Long-term obligations under capital leases, excluding current portion	293	399
Derivative financial instruments	41,186	—
Other non-current liabilities	9,413	8,957

Total liabilities	255,688	245,780

Commitments and contingencies	—	—

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2007 and 2006	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 15,453,872 shares in 2007 and 12,812,665 shares in 2006	15	14
Additional paid-in capital	201,099	148,054
Accumulated deficit	(141,807)	(87,130)
Accumulated other comprehensive income	29,472	26,036

Total stockholders’ equity	88,779	86,974

Total liabilities and stockholders’ equity	$344,467	332,754

(1)	See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Month Periods Ended March 31, 2007 and 2006

(In thousands, except share and per share data)

(unaudited)

	2007	2006
		As Restated(1)
Revenues	$49,138	$45,458
Cost of sales	20,715	18,087

Gross margin	28,423	27,371
Operating expenses:
Selling, general and administrative	14,294	12,780
Depreciation and amortization	7,444	6,294

Total operating expenses	21,738	19,074

Income from operations	6,685	8,297
Other income (expenses):
Foreign exchange gains (losses), net	3,044	(7,319)
Interest expense	(3,750)	(3,411)
Interest income	520	191
(Losses) gains on derivative financial instruments	(44,283)	1,990
Losses from fair value changes on warrants	(15,075)	(125)
Other, net	(53)	183

Net loss before income taxes	(52,912)	(194)
Income tax benefit (expense)
Current	(2,546)	(976)
Deferred	807	165

Total income tax benefit	(1,739)	(811)
Net loss	$(54,651)	$(1,005)
Cumulative convertible preferred stock dividends	(26)	(26)

Net loss attributable to common stockholders	(54,677)	(1,031)
Foreign currency translation adjustment	3,436	(1,996)

Total comprehensive loss	$(51,241)	$(3,027)

Net loss per common share:
Basic	$(4.22)	$(0.08)

Diluted	$(4.22)	$(0.08)

Weighted average number of common shares outstanding:
Basic	12,952,050	12,806,665

Diluted	12,952,050	12,806,665

(1)	See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2006 (as restated)	12,812,665	$14	—	148,054	(87,130)	26,036	$86,974
Conversion of notes to equity	2,500,000	—	—	53,125	—	—	53,125
Net settlement of stock option exercise	141,207	1	—	—	—	—	1
Stock based compensation	—	—	—	170	—	—	170
Cancellation of Directors’ options	—	—	—	(250)	—	—	(250)
Cumulative convertible preferred stock dividends	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(54,651)	—	(54,651)
Foreign currency translation adjustment	—	—	—	—	—	3,436	3,436

Balances at March 31, 2007	15,453,872	$15	—	201,099	(141,807)	29,472	$88,779

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Month Periods Ended March 31, 2007 and 2006

(In thousands)

(unaudited)

	2007	2006
Net cash provided by operating activities	$145	15,605

Cash flows from investing activities:
Acquisition of telecommunications network equipment and other intangibles	(4,196)	(3,660)
Proceeds from sale of assets	244	42

Net cash used in investing activities	(3,952)	(3,618)

Cash flows from financing activities:
Principal payments under capital lease obligations	(117)	(93)
Proceeds from settlement of interest rate swaps	1,237	—

Net cash provided by / (used in) financing activities	1,120	(93)

Effect of foreign exchange rate changes on cash	533	(593)

Net increase in cash and cash equivalents	(2,154)	11,301
Cash and cash equivalents at beginning of period	18,794	15,083

Cash and cash equivalents at end of period	$16,640	26,384

Summary of material non-cash transactions:

•	The Company had derivative financial instruments with a negative non-cash effect of $44.3 million for the three months ended March 31, 2007.

•

On March 28, 2007, TDC exercised its warrants for 2.5 million shares in exchange for its $25,000,000 Notes as settlement of fair value liability as described in Note 2 to the condensed consolidated financial statements. The Company recorded a non-cash expense of $15.1 million and $0.1 for the first quarter 2007 and 2006, respectively, relating to the change in the fair market value of the warrants.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hungarian Telephone and Cable Corp. (“HTCC”) with its directly owned consolidated subsidiaries, Hungarotel Tavkozlesi zRt. (“Hungarotel”), PanTel Tavkozlesi es Kommunikacios Kft. (“PanTel”) and PanTel Technocom Kft. (“PanTel Technocom”) (together the “Company”) include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair statement of the results of the interim periods. PanTel owns and consolidates several minor non-Hungarian subsidiaries within the Central and Eastern European region. Results for interim periods are not necessarily indicative of the results for a full year. All intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP). In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006, including the notes thereto, set forth in the Company’s Annual Report on amended Form 10-K/A filed with the United States Securities and Exchange Commission (“SEC”) on May 25, 2007.

(b)	Restatements

For its Condensed Consolidated Financial Statements of Operations and Comprehensive Income for the period ended March 31, 2006, the Company has restated its presentation of its revenues following the guidance of Emerging Issues Task Force No. 99-19. Historically, the Company presented revenues net of cost of sales but now presents separately its gross revenues, costs of sales and resulting gross margin. This restated accounting presentation has no impact on the gross margin, previously reported as “Telephone services revenues, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

For its Condensed Consolidated Financial Statements of Operations and Comprehensive Income for the period ended March 31, 2006, the Company has reclassified a Hungarian local business tax from selling, general and administrative expenses to current income tax in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109. Historically, the Company has recorded this tax as part of its selling, general and administrative expenses. For the period ended March 31, 2006, $976,000 was reclassified. This restated accounting presentation has no impact on the net income or earnings per share as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company determined that it misapplied SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” in connection with warrants that the Company issued in 1999 to purchase 2,500,000 shares of HTCC’s common stock. Historically, the Company did not reflect the changes in the fair market value of the warrants (“marking to market”) as the fair market value of HTCC’s common stock fluctuated. For its Consolidated Financial Statements of Operations and Comprehensive Income for the quarter ended March 31, 2006, the Company has recorded a loss on the change in the fair market value of the warrants of $125,000. The amount of the restatement for years prior to 2006, a non-cash charge of $13,050,000, has been reflected as an adjustment to accumulated deficit as of December 31, 2006 and the creation of a relevant liability.

(c)	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that preferred securities were converted and that outstanding stock options were exercised and the proceeds therefrom were used to acquire shares of the Company’s common stock at the average market price during the reporting period.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three month periods ended March 31, 2007 and 2006 (in thousands, except share and per share data):

	2007	2006 as restated
Net loss attributable to common stockholders (A)	$(54,677)	$(1,031)
plus: preferred stock dividends	26	26

Net loss (B)	$(54,651)	$(1,005)

Determination of shares:
Weighted average common shares outstanding:
Basic (C)	12,952,050	12,806,665
Diluted (D)	12,952,050	12,806,665
Net loss per common share:
Basic (A/C)	$(4.22)	$(0.08)
Diluted (B/D)	$(4.22)	$(0.08)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the three month periods ended March 31, 2007 and 2006, common stock equivalents and convertible preferred stock of 3,390,000 and 3,601,284, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

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

The translation of the subsidiaries’ forint denominated balance sheets into U.S. dollars, as of March 31, 2007, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 191.62 as of December 31, 2006 to 186.13 as of March 31, 2007, an approximate 3% appreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations and statements of cash flows into U.S. dollars, for the three months ended March 31, 2007 and 2006, were 192.61 and 211.53, respectively.

(e)	Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. Compensation expense for awards and related tax effects is recognized as these vest. The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized effective January 1, 2006 includes: (1) compensation cost for all share based awards granted prior to, but not yet vested as of, January 1, 2006 based on the original measure of the grant date fair value method under the provisions of SFAS 123 for pro-forma disclosure, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. For

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

the three months ended March 31, 2007, the Company has recognized $170,000 of compensation expense related to SFAS 123R. For the three months ended March 31, 2006, the Company recognized $491,000 of compensation benefit related to SFAS 123R.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	For the three months ended March 31
	2007	2006
Dividend yield	0%	0%
Risk free rate	4.55%	4.46%
Expected option life (years)	10	10
Volatility	38.75%	38.0%

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

(f)	Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 has had no significant impact on its consolidated results of operations and financial position or cash flows.

As disclosed in the Company’ 10-K filing as of December 31, 2006, we are engaged in legal proceedings in connection with the payment of local business tax to Hungarian municipalities. Although management does not expect a significant change to our previously recognized tax benefits, it is possible that the result of these proceedings could reasonably change within the next 12 months and impact this position.

HTCC files income tax returns in the U.S. while its directly owned subsidiaries file income tax returns in Hungary. The U.S. Internal Revenue Service (IRS) has never performed an audit of the U.S. company’s tax returns; the year 2003 and the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

following years remain open for examination and assessment by the IRS. The Hungarian tax authority has audited the income tax returns of PanTel and PanTel Technocom through 2004 and Hungarotel through 2003. PanTel, PanTel Technocom and Hungarotel are no longer subject to income tax audits for years prior to these tax audits. The Company also files returns in six other Central and Eastern European countries where it has established subsidiaries. The Company is not aware of any outstanding issue or claim that is likely to be material to our financial position, cash flows or results of operations in any of the jurisdictions in which it operates. The Company currently does not have any provisions for unrecognized tax benefits.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Statement applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions, however an early adopter must also adopt SFAS No. 157, “Fair Value Measurements”, at the same time. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial position or cash flows.

(2)	Related Parties

The amount due to related parties totalling $3,228,000 at March 31, 2007, represents cumulative preferred stock dividends in arrears in the amount of $782,000, an accrual of $2,446,000 for the costs for various individuals employed by TDC who have performed work for the Company, including the Company’s former President and Chief Executive Officer and former head of Corporate Business Development (see below), for 2005, 2006 and 2007.

On March 28, 2007, TDC exercised its warrants in exchange for notes issued by the Company and held by TDC in the principal amount of $25 million. As of March 31, 2007, TDC owned 68% of the Company’s outstanding Common Stock and 30,000 shares of preferred stock convertible into 300,000 shares of Common Stock.

Robert Dogonowski, Jesper Theill Eriksen, Carsten Dyrup Revsbech and Henrik Scheinemann, current directors, are officers of TDC. Torben V. Holm was an employee of TDC and served as the Company’s President and Chief Executive Officer and was also the head of management’s executive committee. Alex Wurtz, who was also an employee of TDC, served as the Company’s head of Corporate Business Development and was a member of the Company’s management executive committee. The Company has reached an agreement with TDC to reimburse TDC for the services of Messrs. Holm and Wurtz; however, no payment has been made.

For Mr. Holm, the Company agreed to pay TDC EUR 945,571 (approximately $1,260,000) for Mr. Holm’s services for the period from May 2005 through March 2007. The Company

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

was also responsible for paying other costs pertaining to Mr. Holm, including lodging in Budapest and for certain of Mr. Holm’s travel costs back to his home in Denmark.

For Mr. Wurtz, the Company agreed to pay TDC EUR 483,707 (approximately $645,000) for Mr. Wurtz’s services for the period from June 2005 through March 2007. The Company is also responsible for paying Mr. Wurtz’s lodging in Budapest.

In addition to the services of Messrs. Holm and Wurtz, three employees of TDC performed financial controlling services for the Company. The Company reached an agreement with TDC to pay approximately $176,000 for such services. TDC also provided services for the Company in connection with certain strategic projects, including services in connection with the Company’s acquisition of Invitel. For such services, the Company has agreed to reimburse TDC approximately $365,000 through February 1, 2007.

All of the directors of the Company are covered by a directors and officers liability policy taken out by TDC. As of March 31, 2007, the Company had approximately $82,000 in expenses for the Company’s portion of the overall premium paid by TDC.

The Company has agreements in place with TDC and its subsidiaries, pursuant to which TDC and the Company transport international voice, data and Internet traffic for each other over their respective telecommunications networks. For the three months ended March 31, 2007 and 2006, TDC paid the Company a net amount of approximately $397,000 and $300,000, respectively, pursuant to such agreements.

(3)	Short-Term Debt

Short-term debt at March 31, 2007 and December 31, 2006 consists of the following:

	2007	2006
	(in thousands)
Current installments of long-term debt	$—	$34,749
Short-term debt to related party	$—	24,657

Total short-term debt	$—	$59,406

In April 2007, the Company issued Floating Rate Senior Notes (“2007 Notes”) due in 2013 in connection with the acquisition of Invitel. A portion of the proceeds from the 2007 Notes were used to repay the Company’s now terminated Credit Facility. Since the Company’s short-term obligation has been refinanced on a long-term basis, the current installments of the long-term debt of $29.3 million have been reclassified as long-term debt at March 31, 2007. Such amount was paid off upon issuance of the 2007 Notes.

As described in Note 2, the short-term debt to a related party refers to notes issued by the Company in the principal amount of $25 million and held by TDC. On March 28, 2007, TDC exercised its warrants in exchange for the notes.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(4)	Long-Term Debt

Long-term debt at March 31, 2007 and December 31, 2006 consists of the following:

	2007	2006
	(in thousands)
Credit Facility	$151,789	$115,351

As described in Note 3 above, the Company has reclassified as long-term debt the short-term obligation of its now terminated Credit Facility for an amount of $29.3 million.

(5)	Fair Value of Derivative Instruments and Hedging Agreements

The Company engages in foreign currency and interest rate hedging activities to reduce the risk that changes in exchange rates and interest rates will adversely affect the eventual net cash flows resulting from its debt obligations. The Company does not expect to enter into financial instruments for trading or speculative purposes. Hedge contracts reduce the exposure to fluctuations in exchange rate and interest rate movements because the gains and losses associated with foreign currency balances and the interest rates payable by the Company are generally offset with gains and losses of the hedge contracts.

To limit the variability of interest rates on existing and projected debt, the Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. Under the terms of the interest rate swaps, the Company receives variable interest rate payments from the hedging counterparty and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

To limit the impact of fluctuations between the Hungarian subsidiaries’ functional currency, the Hungarian forint, and the Euro, the Company has entered into currency swap agreements and forward agreements, to receive Euros and pay forints, thereby creating the equivalent of forint debt obligations.

The objective of these contracts is to neutralize the impact of exchange rate and interest rate movements on our cash flows. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or foreign exchange rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our operating results and financial position.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to the credit risk of the counterparty. Credit risk is the failure

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

of the counterparty to perform its obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates a credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not have any credit risk. Company policy requires that counterparties to the Company’s hedging activities be large and creditworthy commercial banks. The risk of counterparty non-performance associated with hedge contracts is not considered by the Company to be significant. We do not require and are not required to place collateral for these financial instruments independently of the Company’s security arrangements under its loan agreements.

To ensure the adequacy and effectiveness of our interest rate and foreign exchange hedge positions, we continually monitor, from an accounting and economic perspective, our interest rate swap positions and foreign exchange forward and option positions, when applicable, both on a stand-alone basis and in conjunction with our underlying interest rate and foreign currency exposures.

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

The following table summarizes the notional amounts and respective fair values of the Company’s financial instruments, which mature at varying dates, as at March 31, 2007 (in thousands):

Asset (Liability)	Notional Amount	Fair Market Value	Changes in Fair Market Value

Cross currency interest rate swaps	$368,155	($24,921)	($24,921)
Cross currency swaps	189,002	(15,590)	(15,590)
Forward rate agreement	49,247	(2,873)	(2,873)
Interest rate swaps	49,247	(676)	(676)
Interest rate swaps on credit facility	151,700	1,495	(1,460)

	$807,351	($42,565)	($45,520)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimated fair values are based on market prices provided by the counterparty to the derivatives and represent the estimated amounts that the Company would pay or receive to terminate the contracts as of March 31, 2007. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

These derivative instruments are not designated as hedges under SFAS 133 for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are recorded in current period earnings as a gain or loss on derivative instruments.

(6)	Losses from Fair Value Changes on Warrants

In May 1999, the Company issued notes (the “Notes”) that were issued in an aggregate amount of $25 million with detachable warrants (the “Warrants”) to purchase 2,500,000 shares of common stock of the Company at a price of $10 per share. The Notes accrued interest at the USD LIBOR rate applicable for the six months interest period plus 3.5%. The Notes matured in March 2007 and were exercised by TDC on March 28, 2007.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has recorded a non-cash expense of $15.1 million for the first quarter 2007 relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the Warrants. The fair market value was determined under the Black-Scholes option pricing formula as of the exercise date of the Warrants. Upon exercise, the fair market value of the Warrants of $53.1 million was recorded to the Company’s Additional Paid-In Capital.

(7)	Stock Based Compensation

In May 2004 the Company’s stockholders approved the Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) which provided for the issuance of an aggregate 1,000,000 shares. Upon adoption of the 2004 Plan, the Company agreed not to issue any more options from either the stock option plan originally established in 1992 (the “1992 Plan”) or the director stock option plan (the “Directors’ Plan”). As a result, in May 2004, 424,410 shares reserved under the 1992 Plan and 88,716 shares under the Directors’ Plan, are transferred to the 2004 Plan. Shares reserved for outstanding awards but unused under the 1992 Plan and the Directors’ Plan are transferred to the 2004 Plan. As of March 31, 2007, 745,590 gross shares were issued upon option exercises and options to purchase 80,000 shares were still outstanding from the 1992 Plan. As of March 31, 2007, 10,000 shares were issued upon option exercises and options to purchase 120,000 shares were still outstanding from the Directors’ Plan.

During March 2007, a director and former officer of the Company exercised options to purchase 100,000 shares of common stock at $4.72 per share and 100,000 shares of common stock at $7.46 per share. The officers exercised the options using the net share settlement feature (see below) of the Plan. As a result, the officer remitted 24,494 and 34,299 shares, respectively to the Company to settle the option exercise price and related taxes and the officer received 75,506 and 65,701 shares of common stock, respectively. During January 2006, officers of the Company exercised options to purchase 25,000 shares of common stock at $4.86 per share. The officers exercised the options using the net share settlement feature (see below) of the Plan. As a result, the officers remitted 14,796 shares to the Company to settle the option exercise price and related taxes and the officers received 10,204 shares of common stock.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Effective October 1, 2004, the Company’s Board of Directors amended the 1992 Plan and the Directors’ Plan to allow the remaining options outstanding under such plans to be governed by terms similar to those contained in the 2004 Plan with respect to the exercise of options, tax withholding and the period in which option holders no longer associated with the Company could exercise their options. Holders of options under the 2004 Plan may exercise their outstanding options and pay the exercise price, in whole or in part, pursuant to a net share settlement feature. This feature allows the option holder to elect to have shares of stock withheld upon exercise to pay the option exercise price. Option holders may also elect to have a portion of such shares issuable upon exercise withheld for the payment of taxes attributable to the option exercise. As a result of such amendments, effective October 1, 2004, the Company accounted for all of its outstanding options under the variable method of accounting. The variable method of accounting required the Company to accrue an expense or benefit as the market price of the Company’s common stock changed. Upon the adoption of SFAS 123R, the Company has ceased utilizing the variable method of accounting.

The Company issued a total of 7,500 shares of common stock to four directors of the Board of Directors for their service for the 2006/2007 Board term under the terms of the 2004 Plan in May 2006. 1,500 of those shares were subsequently cancelled due to a resignation in September 2006.

For the three months ended March 31, 2007 and 2006, the Company has recognized an expense of $24,000 and $26,000, respectively, as a result of certain stock grants from the 2004 Plan to members of the Board of Directors.

The following is a summary of stock options under the Plans, referred to above, which were granted, were exercised and have expired for the three months ended March 31, 2007:

	Outstanding Options	Weighted Average Exercise Price
December 31, 2006	801,284	$9.01
Granted	20,000	$14.64
Exercised	(200,000)	$6.09
Cancelled	(31,284)	$7.55

March 31, 2007	590,000	$10.27

All options granted during the period were fully vested upon issuance.

The following table summarizes information about shares subject to outstanding options as of March 31, 2007 which were issued to current or former employees or directors pursuant to the Plan, Directors’ Plan or the 2004 Plan.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
40,000	$4.72-$4.72	$4.72	4.75	40,000	$4.72
80,000	$5.78-$6.78	$6.22	3.54	80,000	$6.22
220,000	$7.46-$9.44	$9.04	5.97	220,000	$9.04
175,000	$10.89-$13.01	$12.77	7.57	175,000	$12.77
75,000	$14.64-15.62	$15.36	9.02	75,000	$15.36

590,000	$4.72-$15.62	$10.27	6.42	590,000	$10.27

The aggregate intrinsic value, which represents the amount by which the fair value of the Company’s common stock exceeds the option exercise prices, was $4,905,000 and $6,464,000 as of December 31, 2006 and March 31, 2007, respectively.

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2007 was $8.48 per share. The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2006 was $8.93 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $3,028,000. The total intrinsic value of stock options exercised during the three ended March 31, 2006 was $267,000. Compensation expense related to granted stock options has been recorded in selling, general and administrative expenses.

(8)	Segment Disclosures

The Company operates in a single segment, wireline telecommunications. The Company manages its business based on three markets: Corporate Market; Wholesale Market; and Mass Market. The Company’s chief operating decision maker monitors the revenue streams of these categories and operations are managed and financial performance is evaluated based on the delivery of services to customers over an integrated network. Therefore, although the Company has various revenue streams, it is managed as a single segment.

Corporate Market

Corporate Market telephone services, marketed to all businesses, including small offices/home offices (“SoHo”), are similar to those provided to the Mass Market customers but also include leased line and other infrastructure rental services such as dark fiber, Internet and data transmission services which is comprised of fixed monthly rental fees based on the capacity/bandwidth of the service and the distance between the endpoints of the customers.

Wholesale Market

The Wholesale Market comprises the transportation of voice, data and Internet traffic, as well as the provision of leased lines, for other telecommunications service providers, cable television operators and Internet service providers. The Company provides these services both domestically and internationally, using a combination of owned and leased line capacity.

Mass Market

Mass Market services are offered to residential customers and comprise voice, data and Internet services as well as other value added services.

The revenues generated by these three markets for the periods ended March 31 were as follows (in thousands):

	2007	2006 (as restated)
Revenues
Corporate Market	$17,542	$17,500
Wholesale Market	23,571	20,564
Mass Market	8,025	7,394

Total revenues	$49,138	$45,458
Cost of Sales
Corporate Market	$5,841	$4,699
Wholesale market	13,340	12,083
Mass market	1,534	1,305

Total cost of sales	$20,715	$18,087
Gross Margin
Corporate Market	$11,701	$12,801
Wholesale Market	10,231	8,481
Mass Market	6 491	6,089

Total gross margin	$28,423	$27,371

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

Network Services – point-to-point dedicated services that provide a private transmission channel for the Company’s customers’ exclusive use between two or more locations, both in local and long distance applications. Point-to-point dedicated services include data transmission, virtual private networks (VPN), hosting and managed leased lines.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Service and Product Revenues – Internet services such as broadband DSL Internet access and dial-up Internet access, PBX hardware sales and service revenues, as well as miscellaneous other telephone service revenues are included here.

The revenues generated by these products and services for the periods ended March 31 were as follows:

(in thousands)	2007	2006
Telephone services	$27,544	$26,579
Network services	$15,884	$15,437
Other service and product revenues	$5,710	$3,442

	$49,138	$45,458

(9)	Subsequent Events

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report of Hungarian Telephone Cable Corp. (together with its subsidiaries, the “Company” or “we”) on Form 10-Q contains forward-looking statements. Statements that are not historical facts are forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our estimates and assumptions and are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Words such as “believes,” “anticipates,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

•	Our ability to effectively manage and otherwise monitor our operations, costs, regulatory compliance and service quality;

•	Our ability to effectively manage our operating expenses, capital expenses and reduce or refinance our debt;

•	Our dependence on cash flow from our Hungarian subsidiaries and certain restrictions on their ability to pay dividends to the parent company;

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

•	The performance of our IT Systems;

•	Our ability to integrate Invitel’s operations into our business and achieve revenue enhancements and costs savings from our acquisition of Invitel;

•	Our ability to successfully complete the integration of any businesses or companies that we may acquire into our operations; and

•	Our relationship with our controlling stockholder.

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

Hungarotel principally provides wireline voice, data and Internet services to residential customers (the “Mass Market”) within 3 defined regions of Hungary (the “Hungarotel Operating Areas”) where it is the incumbent provider of telecommunication services.

PanTel owns a nationwide fiber optic network in Hungary and competes primarily with Magyar Telekom, the former national monopoly, in the provision of voice, data and Internet services to businesses throughout Hungary (the “Corporate Market”). PanTel uses its network capacity to transport voice, data, and Internet traffic on a wholesale basis for other telecommunications service providers, Internet Service Providers, and cable television operators in Hungary (the “Wholesale Market”). PanTel also uses its network to service the Mass Market outside the Hungarotel Operating Areas. PanTel’s network also extends into other countries in the Central and Eastern European region. PanTel has interconnection arrangements in place with several major international telecommunications service operators which provide for interconnection at international telecommunications hubs, including hubs in Frankfurt, London and Vienna.

PanTel Technocom provides telecommunications service to MOL (the Hungarian oil company) and operates and maintains various parts of MOL’s telecommunications network.

As of March 31, 2007, Hungarotel had approximately 110,000 telephone lines connected to its network within the Hungarotel Operating Areas to service the Mass Market and PanTel had approximately 39,000 telephone lines through local loop unbundling (“LLU”), carrier pre-selection (“CPS”), and carrier selection (“CS”) to service the Mass Market outside the Hungarotel Operating Areas, compared to March 31, 2006 when Hungarotel had approximately 123,000 telephone lines in service within the Hungarotel Operating Areas to service the Mass Market, and Pantel had approximately 17,000 telephone lines to service the Mass Market through indirect access outside the Hungarotel Operating Areas. In total we had a 6.4% increase in the telephone lines in the Mass Market from approximately 140,000 lines to approximately 149,000 lines. In the Corporate Market we had approximately 82,000 telephone lines in service (including approximately 21,000 serviced through CPS and LLU) as of March 31, 2007 compared to approximately 72,000 telephone lines in service (including approximately 12,000 serviced through CPS and LLU) as of March 31, 2006. In order to take advantage of PanTel’s experience in competing throughout Hungary, the Non-Hungarotel Operating Area Mass Market customers were transferred from Hungarotel to PanTel as of April 1, 2006. During the past year the Company has focused on the acquisition of CPS customers. These CPS customers generate less Average Revenue Per User (“ARPU”) than our customers in the Hungarotel Operating Areas but generate higher ARPU than CS customers. The number of broadband DSL connections has increased significantly, from approximately 6,000 as of March 31, 2006 to approximately 17,000 as of March 31, 2007.

Our goal is to provide a broad array of telecommunications services with exceptional quality and service at reasonable prices by becoming a highly efficient full service telecommunications provider in Central and Eastern Europe. Our primary risk is our ability to

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

On April 27, 2007, pursuant to a Sale and Purchase Agreement dated January 8, 2007, the Company completed its acquisition (the “Acquisition”) of 100% of the issued ordinary shares of Matel Holdings N.V. (“Matel Holdings”) which indirectly owns 99.98% of the outstanding shares of Invitel. Invitel was one of our significant competitors.

The Acquisition strengthens our position as the second largest fixed line telecommunications services provider and as the number one alternative fixed line operator in Hungary. The larger customer base and more extensive backbone network enables us to benefit from Invitel’s and Hungarotel’s combined 14 geographically clustered historical concession areas. The Acquisition also provides us with a more substantial platform from which to take advantage of key potential service development opportunities and any further market consolidation.

We will continue to explore other strategic merger, acquisition or alliance opportunities. We are also continuing to explore wireless service solutions and possibilities so that we can be a full service provider in Hungary, providing both wireline and wireless voice, data and Internet services for residential and business customers.

Comparison of Three Months Ended March 31, 2007 and Three Months Ended March 31, 2006

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2007 was 192.61, as compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2006 of 211.53. When comparing the three months ended March 31, 2007 to the three months ended March 31, 2006, you should note that all U.S. dollar reported amounts have been affected by this 10% appreciation in the Hungarian forint against the U.S. dollar. Certain 2006 amounts have been restated. See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

Gross Revenues

USD (000’s)	2007	2006	% change
		(as restated)
Corporate Market	$17,542	$17,500	0%
Wholesale Market	23,571	20,564	15%
Mass Market	8,025	7,394	9%

Total Operating Revenues	49,138	45,458	8%
Cost of Sales	(20,715)	(18,087)	(15)%

Gross Margin	$28,423	$27,371	4%
Gross Margin %	57.84%	60.21%

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our operating revenues increased in US dollar terms by $3.7 million, or 8%, between the three months ended March 31, 2006 and the three months ended March 31, 2007. In functional currency terms revenues decreased by 2%. The decrease, in functional currency terms, is attributable to the following:

Corporate Market Revenues

Our Corporate Market revenues decreased in functional currency terms by approximately 9%, due mainly to the following effects:

•	A government contract was not renewed and we experienced a price reduction on two significant contract renewals between the two periods that resulted in lost recurring revenues of $1.48 million;

•	Higher than forecasted price erosion combined with the effects of the substitution of wireline for wireless telephony services at a faster pace than expected.

We have focused on offering more attractive products in terms of voice, data and convergence with IT solutions. We are also promoting higher margin products such as broadband DSL Internet service and Internet connections to customers, which have continued to grow significantly between the two periods. We expect the number of broadband DSL connections to continue to grow in the future.

Wholesale Market Revenues

Our Wholesale Market revenues increased in functional currency terms by approximately 4%, and in U.S. dollar terms by 15% from $20.6 million for the period ended March 31, 2006 to $23.6 million for the period ended March 31, 2007.

The increase results from wholesale voice service revenues which represent slightly over half of total Wholesale Market gross revenues. Wholesale voice revenues, continue to be a relatively low margin, high volume business. However, this service remains attractive to PanTel’s customers since it complements other business products such as leased lines and Internet bandwidth when bundling services for business customers. We also experienced a slight increase in the provision of network services and wholesale DSL services.

As a result of the commoditization of the major Central European telecommunications backbone routes, the Company’s Wholesale business faces intense price competition that continues to erode revenues and margins. The Company is focusing on rationalizing costs by replacing international access costs on a capacity basis with rented fixed cost fiber infrastructure. Fiber infrastructure is more scalable in terms of capacity and therefore our ability to manage our cost structure is greater.

Competition has increased significantly for basic backbone services in our Wholesale business throughout Hungary and neighboring countries. We have had to expand our offering by providing a larger amount of capacity to a larger number of customers. While this generally

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

requires more upfront sales work, the Company should experience fewer losses of customers going forward from this customer base.

Mass Market Revenues

Our Mass Market revenues for the three months ended March 31, 2007 were $8.0 million compared to $7.4 million for the three months ended March 31, 2006. In functional currency terms revenues decreased by approximately 1%. The primary reason for the decrease is due to increased competition from other telecommunications service providers offering CS and CPS services within the Hungarotel Operating Areas.

We had an approximate 6% increase in total residential lines in service from approximately 140,000 for the three months ended March 31, 2006, to approximately 149,000 for the three months ended March 31, 2007. This increase is due to two major offsetting factors that influenced the line count of the Company:

•

We experienced a significant increase in the usage of our CS and CPS services that we launched during the second quarter of 2005 to challenge the incumbent local telephone operators (“ILTO’s”) on service and price in the Mass Market. During April 2006, we introduced additional CS and CPS packages which should provide us with higher revenue than the original packages introduced last year. The initial sales results of these newly introduced packages have exceeded our expectations. As of March 31, 2007, we had approximately 39,000 indirect access lines (including active CS and CPS lines, and LLU connections) compared to approximately 17,000 lines as of March 31, 2006.

•

In the Hungarotel Operating Areas we have experienced a decrease in line count of approximately 13,000 lines, from 123,000 as of March 31, 2006 to 110,000 as of March 31, 2007 that is due to the following factors: (i) continued intense competition from wireless telephone providers; (ii) competition from other service providers, such as cable television operators providing voice services; and (iii) economic conditions that resulted in some customers not being able to afford telephone services in general or choosing to receive voice services from just their wireless service provider, and not us, in order to reduce their monthly telecommunication expenses.

Although we increased our overall line count, ARPU has declined since CS and CPS customers generate significantly less ARPU than our customers in the Hungarotel Operating Areas. This shift in the customer mix between the loss in the Hungarotel Operating Areas with higher ARPU and the gain in the customers with lower ARPU outside the Hungarotel Operating Areas has resulted in an approximately 8% ARPU decrease between 2006 and 2007. Our main effort is to increase the ARPU and expand our customer base at the same time. Therefore, we have focused on increasing the broadband DSL Internet service penetration rate, both inside and outside of the Hungarotel Operating Areas. We have also started to increase the number and value of our LLU customers by adding value added services.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Cost of Sales

	Quarter ended March 31,
(dollars in millions)	2007	2006
		As Restated
Cost of sales	$20.7	$18.1

Cost of Sales (interconnect costs) totalled $20.7 million and $18.1 million during three months ended March 31, 2007 and 2006, respectively, an increase of 14%. In functional currency terms we had an increase of only 4% compared to the 14% in U.S. dollar terms.

80% of Hungarotel’s total cost of sales comes from the interconnect costs paid for terminating calls on other operators’ networks. We pay interconnection fees to other wireline and wireless operators to terminate calls from our customers (outgoing). The interconnect prices used between the incumbent operators (including the wireless carriers) are set by the regulatory authorities.

Pantel is not an incumbent operator, so the interconnect prices between PanTel and other operators are based on negotiations. In addition to traditional voice termination interconnect costs, a significant portion of PanTel’s cost of sales is related to wholesale voice activity which is a high volume, low margin business that generates significant cost of sales. Pantel also pays access costs related to leased lines.

Gross Margin

	Quarter ended March 31,
(dollars in millions)	2007	2006
		As Restated
Gross margin	$28.4	$27.4

Our gross margin percentage decreased from 60.2% in 2006 to 57.8% in 2007, a decrease of 4.0%. There was an increase in the Wholesale Market gross margin percentage of 2.2%, offset in part by a small decrease in the Mass Market of 1.5% due to the shift in the customer mix from higher ARPU customers in the Hungarotel Operating Areas to lower ARPU customers outside the Hungarotel Operating Areas. The majority of the decrease resulted from a 6% decrease in the Corporate Market due mainly to price erosion on contract renewals.

Selling, General and Administrative

	Quarter ended March 31,
(dollars in millions)	2007	2006
		As Restated
Selling, general and administrative	$14.3	$12.8

Our Selling, General and Administrative expenses increased by 12% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This 12%

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

increase is mainly due to (i) the strengthening of the Hungarian forint as compared to the U.S. dollar, (ii) an additional $0.9 million expense related to certain strategic projects, which were (iii) offset in part by a decrease of $0.6 million in stock based compensation charges between the periods.

Depreciation and Amortization

	Quarter ended March 31,
(dollars in millions)	2007	2006
Depreciation and amortization	$7.4	$6.3

Depreciation and amortization charges increased $1.1 million, or 17%. This increase is due primarily to strengthening of the Hungarian forint as compared to the U.S. dollar and the increased asset level due to the capital expenditures during 2006.

Income from Operations

	Quarter ended March 31,
(dollars in millions)	2007	2006
		As Restated
Income from operations	$6.7	$8.3

Income from operations decreased by 19% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Contributing to the decrease were the higher selling, general and administrative expenses and higher depreciation and amortization expenses.

Foreign Exchange Gains (Losses), Net

	Quarter ended March 31,
(dollars in millions)	2007	2006
Foreign exchange gains (losses), net	$3.0	$(7.3)

Our foreign exchange gains for the three months ended March 31, 2007 resulted primarily from: (i) the strengthening of the Hungarian forint against the EUR on the Company’s average EUR 114 million denominated debt outstanding in the quarter ended March 31, 2007. At March 31, 2007, the Hungarian forint had strengthened by approximately 2% against the EUR as compared to December 31, 2006 levels. The Company’s foreign exchange losses for the three months ended March 31, 2006 resulted primarily from the weakening of the Hungarian forint against the EUR on the Company’s average EUR 132.5 million denominated debt outstanding during the period. When the non-Hungarian forint debt of our subsidiaries is re-measured into Hungarian forints, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies. See the “Inflation and Foreign Currency” and “Market Risk Exposure” sections below.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Interest Expense

	Quarter ended March 31,
(dollars in millions)	2007	2006
Interest expense	$3.8	$3.4

Interest expense increased by 12% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This is due to the strengthening of the Hungarian forint as compared to the U.S. dollar between the periods. See “Liquidity and Capital Resources” section below.

Interest Income

	Quarter ended March 31,
(dollars in millions)	2007	2006
Interest income	$0.5	$0.2

Interest income increased by $0.3 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 primarily due to higher Hungarian forint interest bearing deposit levels and the appreciation of the Hungarian forint over the prior year.

(Losses) gains from fair value changes on derivative financial instruments

	Quarter ended March 31,
(dollars in millions)	2007	2006
Fair value changes on derivatives	$(44.3)	$2.0

The $44.3 million loss for the three months ended March 31, 2007 is primarily due to changes in the unrealized fair value of the hedges entered into in connection with the Invitel acquisition. As described in Note 5 to the financial statements, the Company entered into six foreign currency and interest rate hedges, all of which, except one, were contingent upon the completion of the acquisition. These items are non-cash items until they either mature or are unwound. Offsetting this loss is a $1.2 million realized gain due to the termination of an interest rate swap on our existing credit facility.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Losses from Fair Value Changes on Warrants

	Quarter ended March 31,
(dollars in millions)	2007	2006
		As restated
Fair value changes on Warrants	$(15.1)	$(0.1)

In May 1999, the Company issued notes (the “Notes”) that were issued in an aggregate amount of $25 million with detachable warrants (the “Warrants”) to purchase 2,500,000 shares of common stock of the Company at a price of $10 per share. The Notes accrued interest at the USD LIBOR rate applicable for the six months interest period plus 3.5%. The Notes matured in March 2007 and were exercised by TDC on March 28, 2007.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has recorded a non-cash expense of $15.1 million and $0.1 million for the first quarter 2007 and 2006, respectively, relating to the change in the fair value of the Warrants primarily driven by the change in the Company’s stock price during the period. The fair market value was determined under the Black-Scholes option pricing formula as of the exercise date of the Warrants. The cumulative adjustment to the fair market value of the Warrants was reflected in the Company’s Additional Paid-In Capital upon exercise of the Warrants.

Income Tax (Benefit) Expense

	Quarter ended March 31,
(dollars in millions)	2007	2006
		As restated
Current tax expense:
Corporate tax expense	$1.1	$—
Local business tax	1.4	1.0
Deferred tax benefit	(0.8)	(0.2)

Total income tax (benefit) expense	$1.7	$0.8

The Company recorded a deferred tax benefit of $0.8 million for the three months ended March 31, 2007 as compared to $0.2 million for the three months ended March 31, 2006. The deferred tax benefit of $0.8 million for the three months ended March 31, 2007 reflects the impact of additional benefit of the increased effective tax rate on our deferred tax asset between the first quarter 2006 and the first quarter 2007. The amount of the deferred tax asset considered realizable as of March 31, 2007 could be reduced in the future if estimates of taxable income during the future periods are reduced. Management considers projected future taxable income and tax planning in making these assessments.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Net Income Attributable to Common Stockholders

	Quarter ended March 31,
(dollars in millions)	2007	2006 As restated
Net income/(loss) attributable to common stockholders	$(54.7)	$(1.0)

As a result of the factors discussed above, the Company recorded a net loss attributable to common stockholders of $54.7 million, or $4.22 per basic share and on a diluted basis, for the period ended March 31, 2007 as compared to net loss attributable to common stockholders of $0.9 million, or $0.08 per basic share and on a diluted basis, for the period ended March 31, 2006. The loss is primarily attributable to the unrealized losses on derivative instruments ($44.3 million) and the non-cash impact of the loss on fair value changes of Warrants ($15.1 million) as described above.

Liquidity and Capital Resources

Net cash provided by operating activities totalled $0.1 million during the three months ended March 31, 2007, compared to $15.6 million generated during the three months ended March 31, 2006. This decrease is principally due to the combination of the following two factors: (i) the combined foreign exchange effect of the weakening of the Hungarian forint against the U.S. dollar in the first quarter 2006 and its strengthening against the U.S. dollar in the first quarter 2007 and (ii) the increase in the Company’s effective tax rate from 16% to 28% between the two quarters.

Net cash used in investing activities was $3.9 million for the three months ended March 31, 2007, compared to $3.6 million for the three months ended March 31, 2006. Capital expenditures increased by 15% to $4.2 million compared to the first quarter 2006.

Financing activities provided net cash of $1.1 million during the three months ended March 31, 2007 compared to $0.1 million used for the three months ended March 31, 2006. Cash flows from financing activities for the three months ended March 31, 2007 is due primarily to the unwinding of 50% of our interest rate swaps on our now terminated credit facility. Cash flow used in financing activities for the three months ended March 31, 2006 reflect principal payments made under our capital lease obligations.

As of March 31, 2007, we had repaid approximately $44.9 million (EUR 36 million), at historical exchange rates, of the original EUR 150 million drawn down under our now terminated credit agreement.

Our major contractual cash obligations, excluding requirements arising as a result of our Invitel acquisition but including interest, as of March 31, 2007 (at March 31, 2007 exchange rates) are as follows:

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Cash Payments Due by Period

(in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt	$168,175	—	—	—	168,175
Lease Commitments to Telecommunication Providers	7,368	3,977	3,242	149	—
Other Operating Leases	4,951	1,980	2,285	603	83
Capital Leases	861	423	438	—	—

Total	$181,355	6,380	5,965	752	168,258

We believe that cash provided by our operating activities and our financing activities, will provide adequate resources to satisfy our working capital requirements, scheduled principal and interest payments on debt and anticipated capital expenditure requirements.

In connection with the Invitel Acquisition, the Company’s indirect subsidiary HTCC Holdco II B.V. (“Holdco II”) has completed the issuance of EUR 200 million aggregate principal amount of floating rate senior notes maturing in 2013 (the “2007 Notes”), the proceeds of which were used to partly finance the acquisition and to refinance the credit facilities of the Company’s subsidiaries Pantel and Hungarotel.

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

Inflation and Foreign Currency

During the first three months of 2006, the Hungarian forint weakened against the euro and the U.S. dollar due to a decrease in Hungarian interest rates, uncertainties surrounding Hungarian parliamentary elections, and, more generally, an increase in U.S. interest rates that resulted in investors divesting from emerging markets and investing in U.S. government securities, resulting in a net foreign exchange loss of $7.3 million for the three months ended

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

March 31, 2006. During the first three months of 2007, the Hungarian forint strengthened against the euro and the U.S. dollar, as compared to year-end 2006 levels. As the Hungarian government pursues a policy of closing the gap between the country’s current economic indicators and the qualification criteria for the Euro zone, the Hungarian National Bank’s interest rate has increased from 6% to 8% over the twelve months preceding March 31, 2007, providing significant support to the forint against the U.S. dollar and the euro. This resulted in the strengthening of the forint and resulted in a foreign exchange gain of $3 million for the three months ended March 31, 2007. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” (Market Risk Exposure below).

Approximately 74% of our total revenues are denominated in Hungarian forints and our operating and other expenses, including capital expenditures, are predominantly in Hungarian forints but also in U.S. dollars and euros. In addition, certain items in the balance sheet accounts are denominated in currencies other than the functional currencies of the operating subsidiaries. Accordingly, when such accounts are translated into the functional currency, we are subject to foreign exchange gains and losses which are reflected as a component of earnings. When the subsidiaries financial statements are translated into U.S. dollars for financial reporting purposes, we are subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

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

Related Party Transactions

The amount due to related parties totalling $3,228,000 at March 31, 2007, represents cumulative preferred stock dividends in arrears in the amount of $782,000, an accrual of $2,446,000 for the costs for various individuals employed by TDC who have performed work for the Company, including the Company’s former President and Chief Executive Officer and former head of Corporate Business Development (see below), for 2005, 2006 and 2007.

On March 28, 2007, TDC exercised its warrants in exchange for notes issued by the Company and held by TDC in the principal amount of $25 million. As of March 31, 2007, TDC owned 68% of the Company’s outstanding Common Stock and 30,000 shares of preferred stock convertible into 300,000 shares of Common Stock.

Robert Dogonowski, Jesper Theill Eriksen, Carsten Dyrup Revsbech and Henrik Scheinemann, current directors, are officers of TDC. Torben V. Holm was an employee of TDC and served as the Company’s President and Chief Executive Officer and was also the head of management’s executive committee. Alex Wurtz, who was also an employee of TDC, served as the Company’s head of Corporate Business Development and was a member of the Company’s

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

management executive committee. The Company has reached an agreement with TDC to reimburse TDC for the services of Messrs. Holm and Wurtz; however, no payment has been made.

For Mr. Holm, the Company has agreed to pay TDC EUR 945,571 (approximately $1,260,000) for Mr. Holm’s services for the period from May 2005 through March 2007. The Company was also responsible for paying other costs pertaining to Mr. Holm, including lodging in Budapest and for certain of Mr. Holm’s travel costs back to his home in Denmark.

For Mr. Wurtz, the Company has agreed to pay TDC EUR 483,707 (approximately $645,000) for Mr. Wurtz’s services for the period from June 2005 through March 2007. The Company was also responsible for paying Mr. Wurtz’s lodging in Budapest.

In addition to the services of Messrs. Holm and Wurtz, three employees of TDC have performed financial controlling services for the Company. The Company reached an agreement with TDC to pay approximately $176,000 for such services. TDC also provided services for the Company in connection with certain strategic projects, including services in connection with the Company’s acquisition of Invitel. For such services, the Company agreed to reimburse TDC approximately $365,000 through February 1, 2007.

All of the directors of the Company are covered by a directors and officers liability policy taken out by TDC. As of March 31, 2007, the Company had approximately $82,000 in expenses for the Company’s portion of the overall premium paid by TDC.

The Company has agreements in place with TDC and its subsidiaries, pursuant to which TDC and the Company transport international voice, data and Internet traffic for each other over their respective telecommunications networks. For the three months ended March 31, 2007 and 2006, TDC paid the Company a net amount of approximately $397,000 and $300,000, respectively, pursuant to such agreements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Currency Exchange Rate Risks

We are exposed to various types of risk in the normal course of our business, including the risk from foreign currency exchange rate fluctuations. Our operations, including approximately 74% of gross revenues and approximately 87% of operating expenses, are Hungarian forint based. Therefore, we are subject to exchange rate risk with respect to our non-Hungarian forint denominated expenses, primarily euros and U.S. dollars, due to the variability between the Hungarian forint and the euro and U.S. dollar. Due to our limited exposure with respect to non-Hungarian forint denominated expenses, we have not entered into any agreements to manage our foreign currency risks related to such expenses but we continue to monitor the exchange rate risk related to such expenses.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

We are also exposed to exchange rate risk since we have debt obligations in euros. If the Hungarian forint weakens in the currency exchange markets versus the euro, we would have to generate more revenue in Hungarian forints to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 252.3 as of December 31, 2006 to 247.83 as of March 31, 2007, an approximate 1.8% appreciation in the value of the Hungarian forint versus the euro.

Given our euro and U.S. dollar denominated debt obligations, exchange rate fluctuations can have a significant impact on our financial statements in connection with foreign exchange gains/losses and the resulting debt balances.

For example, if a 5% change in Hungarian forint/euro exchange rates were to occur, the Company’s euro denominated debt, in U.S. dollar terms, would increase or decrease by $7.6 million assuming that the U.S. dollar/forint rate did not change. A 5% change in the Hungarian forint/U.S. dollar rate along with a 5% change in Hungarian forint/euro rates would result in a $7.2 million to $8.0 million increase in the debt balance or a decrease of $7.2 million to $8.0 million.

Interest Rate Risks

We are exposed to interest rate risks because our outstanding euro denominated debt obligation accrues interest at a variable rate tied to market interest rates. The interest rate on the euro denominated obligation is based on EURIBOR. If a 1% change in EURIBOR interest rates were to occur, the Company’s interest expense would increase or decrease by approximately $0.8 million annually based upon our March 31, 2007 euro denominated debt level. We evaluate market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates.

As required by our now terminated credit agreement, we entered into interest rate swap agreements whereby we exchanged 50% of the variable interest rate on our euro denominated debt for a fixed rate.

Derivative Financial Instruments

During the first quarter 2007, in order to reduce the exposure to the value of the euro and the level of interest rates that would arise upon the completion of the acquisition of Invitel, the Company hedged the Floating Rate Senior Notes and the Invitel debt. In January 2007, the Company entered into six foreign currency and interest rate hedges, all of which, except one, were contingent upon the completion of the Acquisition

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The following table summarizes the notional amounts and respective fair values of the Company’s financial instruments, which mature at varying dates, as at March 31, 2007:

Asset (Liability)	Notional Amount	Fair Market Value	Changes in Fair Market Value
Cross currency interest rate swaps	$368,155	($24,921)	($24,921)
Cross currency swaps	189,002	(15,590)	(15,590)
Forward rate agreement	49,247	(2,873)	(2,873)
Interest rate swaps	49,247	(676)	(676)
Interest rate swaps on credit facility	151,700	1,495	(1,460)

	$807,351	($42,565)	($45,520)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimated fair values are based on market prices provided by the counterparty to the derivatives and represent the estimated amounts that the Company would pay or receive to terminate the contracts as of March 31, 2007. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

In our 2006 10-K/A, we concluded that our internal control over financial reporting was ineffective as of December 31, 2006 because we did not have sufficient personnel with in depth knowledge relating to the accounting for and reporting of our financial statements in accordance with U.S. generally accepted accounting principles (“US GAAP”). This deficiency resulted in material errors in the accounting for stock warrants in accordance with US GAAP and the computation of diluted earnings per share with respect to such warrants.

Our management, during the preparation of its report for the first quarter of 2007, has taken steps to remediate these material weaknesses described above. They include:

•	Review of the financial statements by the recently appointed CFO who has US GAAP reporting experience in telecommunications businesses;

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

•

Completion of an extensive US GAAP review in connection with a recent acquisition that was completed in 2007. Issues identified through that review have been weighed against the preparation of the current financial statements.

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

Apart from the items described above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In our report on Form 10-K for 2006, we disclosed risk factors contingent on the closing of the Invitel acquisition. On April 27, 2007, the Company completed the Invitel acquisition and such risk factors are no longer contingent on completion of such acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

(a)	None.

(b)	In 1999 we issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. At the end of the first quarter 2007, the preferred shares were held by TDC A/S. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of March 31, 2007, the total arrearage on the Preferred Shares was $782,000.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 6. Exhibits

Index to Exhibits

Exhibit No.	Description

4.1	Indenture dated as of August 6, 2004 between Magyar Telecom B.V., as Issuer, Invitel Rt. and V-Holding Rt., as Subsidiary Guarantors, The Bank of New York as Trustee, Registrar, Transfer Agent and Principal Paying Agent and The Bank of New York (Luxembourg) S.A., as Luxembourg Paying Agent and Transfer Agent

4.2	First Supplemental Indenture dated as of May 23, 2006, supplemental to Indenture dated as of August 6, 2004.

4.3	Second Supplemental Indenture dated as of September 29, 2006, supplemental to Indenture dated as of August 6, 2004.

4.4	Third Supplemental Indenture dated as of March 9, 2007, supplemental to Indenture dated as of August 6, 2004.

4.5	Fourth Supplemental Indenture dated as of April 27, 2007, supplemental to Indenture dated as of August 6, 2004.

4.6	Indenture dated as of October 30, 2006 between Invitel Holdings N.V., as Issuer, The Bank of New York as Trustee, Registrar, Transfer Agent and Principal Paying Agent, Calculation Agent and Security Trustee and The Bank of New York (Luxembourg) S.A., as Luxembourg Paying Agent and Transfer Agent

4.7	First Supplemental Indenture dated as of December 19, 2006, supplemental to Indenture dated as of October 30, 2006.

4.8	Second Supplemental Indenture dated as of March 9, 2007, supplemental to Indenture dated as of October 30, 2006.

4.9	Third Supplemental Indenture dated as of April 27, 2007, supplemental to Indenture dated as of October 30, 2006.

10.1	Amended and Restated Management Service Contract dated April 27, 2007 between Magyar Telecom B.V. and Vision 10 Limited

10.2	Amended and Restated Management Service Contract dated April 27, 2007 between Magyar Telecom B.V. and Rob Investments Limited

10.3	Registration Rights Agreement dated April 27, 2007 by and among Hungarian Telephone and Cable Corp., Vision 10 Limited, Rob Investments Limited and certain other stockholders

10.4	Amended and Restated Facilities Agreement dated April 27, 2007 between Invitel Zrt., as Borrower; Magyar Telecom B.V. and certain subsidiaries as Guarantors; BNP Paribas as Coordinator and the Lead Arranger; certain other Banks and Financial Institutions; BNP Paribas and BNP Paribas, Hungary Branch as the Agents; and BNP Paribas Trust Corporation UK

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Limited as Security Trustee

10.5	Supplemental Agreement dated April 27, 2007 (relating to the Facilities Agreement) between Invitel Zrt., as Borrower; Magyar Telecom B.V. and certain subsidiaries as Guarantors; BNP Paribas as Coordinator; certain other Banks and Financial Institutions; Calyon Bank Magyarorsag Zrt. as the Acceding Lender; BNP Paribas and BNP Paribas, Hungary Branch as the Agents; and BNP Paribas Trust Corporation UK Limited as Security Trustee

10.6	Amended and Restated Intercreditor Deed dated as of April 27, 2007 among Magyar Telecom B.V. as Issuer; Matel Holdings N.V. and certain of its subsidiaries; BNP Paribas as Coordinator; BNP Paribas and Credit Suisse First Boston International as Arrangers; Merrill Lynch International Bank Limited as New Hedge Counterparty; BNP Paribas as Senior Agent; BNP Paribas, Hungary Branch as HUF Agent; BNP Paribas Trust Corporation UK Limited as Security Trustee; The Bank of New York as HY Note Trustee and BNY Corporate Trustee Services Limited as FRN Note Trustee

10.7	Supplemental Deed dated April 27, 2007 (relating to an Intercreditor Deed) among Magyar Telecom B.V. as Issuer; Matel Holdings N.V. and certain of its subsidiaries; BNP Paribas as Coordinator and Senior Agent; BNP Paribas, Hungary Branch as HUF Agent; BNP Paribas Trust Corporation UK Limited as Security Trustee; The Bank of New York as HY Note Trustee and BNY Corporate Trustee Services Limited as FRN Note Trustee

10.8	Confirmation Agreement dated May 8, 2007 between Hungarian Telephone and Cable Corp. and TDC A/S regarding the services of Torben V. Holm (Management Agreement)

10.9	Confirmation Agreement dated May 8, 2007 between Hungarian Telephone and Cable Corp. and TDC A/S regarding the services of Alex Wurtz (Management Agreement)

31.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

May 24, 2007	By:	/s/ Martin Lea
Martin Lea
President and Chief Executive Officer

May 24, 2007	By:	/s/ Robert Bowker
Robert Bowker
Chief Financial Officer (Principal Accounting Officer, Principal Financial Officer)

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits*

Exhibit No.	Description
4.1	Indenture dated as of August 6, 2004 between Magyar Telecom B.V., as Issuer, Invitel Rt. and V-Holding Rt., as Subsidiary Guarantors, The Bank of New York as Trustee, Registrar, Transfer Agent and Principal Paying Agent and The Bank of New York (Luxembourg) S.A., as Luxembourg Paying Agent and Transfer Agent

4.2	First Supplemental Indenture dated as of May 23, 2006, supplemental to Indenture dated as of August 6, 2004.

4.3	Second Supplemental Indenture dated as of September 29, 2006, supplemental to Indenture dated as of August 6, 2004.

4.4	Third Supplemental Indenture dated as of March 9, 2007, supplemental to Indenture dated as of August 6, 2004.

4.5	Fourth Supplemental Indenture dated as of April 27, 2007, supplemental to Indenture dated as of August 6, 2004.

4.6	Indenture dated as of October 30, 2006 between Invitel Holdings N.V., as Issuer, The Bank of New York as Trustee, Registrar, Transfer Agent and Principal Paying Agent, Calculation Agent and Security Trustee and The Bank of New York (Luxembourg) S.A., as Luxembourg Paying Agent and Transfer Agent

4.7	First Supplemental Indenture dated as of December 19, 2006, supplemental to Indenture dated as of October 30, 2006.

4.8	Second Supplemental Indenture dated as of March 9, 2007, supplemental to Indenture dated as of October 30, 2006.

4.9	Third Supplemental Indenture dated as of April 27, 2007, supplemental to Indenture dated as of October 30, 2006.

10.1	Amended and Restated Management Service Contract dated April 27, 2007 between Magyar Telecom B.V. and Vision 10 Limited

10.2	Amended and Restated Management Service Contract dated April 27, 2007 between Magyar Telecom B.V. and Rob Investments Limited

10.3	Registration Rights Agreement dated April 27, 2007 by and among Hungarian Telephone and Cable Corp., Vision 10 Limited, Rob Investments Limited and certain other stockholders

10.4	Amended and Restated Facilities Agreement dated April 27, 2007 between Invitel Zrt., as Borrower; Magyar Telecom B.V. and certain subsidiaries as Guarantors; BNP Paribas as Coordinator and the Lead Arranger; certain other Banks and Financial Institutions; BNP Paribas and BNP Paribas, Hungary Branch as the Agents; and BNP Paribas Trust Corporation UK Limited as Security Trustee

10.5	Supplemental Agreement dated April 27, 2007 (relating to the Facilities Agreement) between Invitel Zrt., as Borrower; Magyar Telecom B.V. and certain subsidiaries as Guarantors; BNP Paribas as Coordinator; certain other Banks and Financial Institutions; Calyon Bank Magyarorsag Zrt. as the Acceding Lender; BNP Paribas and BNP Paribas, Hungary Branch as the Agents; and BNP Paribas Trust Corporation UK Limited as Security Trustee

10.6	Amended and Restated Intercreditor Deed dated as of April 27, 2007 among Magyar Telecom B.V. as Issuer; Matel Holdings N.V. and certain of its subsidiaries; BNP Paribas as Coordinator; BNP Paribas and Credit Suisse First Boston International as Arrangers; Merrill Lynch International Bank Limited as New Hedge Counterparty; BNP Paribas as Senior Agent; BNP Paribas, Hungary Branch as HUF Agent; BNP Paribas Trust Corporation UK Limited as Security Trustee; The Bank of New York as HY Note Trustee and BNY Corporate Trustee Services Limited as FRN Note Trustee

10.7	Supplemental Deed dated April 27, 2007 (relating to an Intercreditor Deed) among Magyar Telecom B.V. as Issuer; Matel Holdings N.V. and certain of its subsidiaries; BNP Paribas as Coordinator and Senior Agent; BNP Paribas, Hungary Branch as HUF Agent; BNP Paribas Trust Corporation UK Limited as Security Trustee; The Bank of New York as HY Note Trustee and BNY Corporate Trustee Services Limited as FRN Note Trustee

10.8	Confirmation Agreement dated May 8, 2007 between Hungarian Telephone and Cable Corp. and TDC A/S regarding the services of Torben V. Holm (Management Agreement)

10.9	Confirmation Agreement dated May 8, 2007 between Hungarian Telephone and Cable Corp. and TDC A/S regarding the services of Alex Wurtz (Management Agreement)

31.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	The other exhibits listed in the List of Exhibits in the Report on Form 10-Q have been incorporated by reference into such Report.