Form 10-Q
period 2007-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2007-08-14
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer    ☐                    Accelerated Filer  ☒                    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest possible date:

Common Stock, $.001 par value	16,410,500 Shares
(Class)	(Outstanding at August 14, 2007)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)	(unaudited)
		as restated (1)
Assets
Current assets:
Cash and cash equivalents	$46,003	18,794
Restricted cash	—	11,850
Accounts receivable, net of allowance of $20,457 in 2007 and $5,608 in 2006	61,915	38,336
Current deferred tax asset, net	—	1,685
Derivative financial instruments	—	1,138
Other current assets	12,788	7,785

Total current assets	120,706	79,588

Property, plant and equipment, net of depreciation of $167,078 in 2007 and $150,864 in 2006	655,997	180,329

Goodwill, net	71,906	9,622
Other intangibles, net of amortization of $22,390 in 2007 and $8,725 in 2006	184,212	49,364
Deferred costs	30,457	5,751
Deferred tax asset, net	—	2,936
Derivative financial instruments	347	1,818
Other assets	542	2,868

Total assets	$1,064,167	332,276

(1)	See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

Liabilities and Stockholders’ Equity

	June 30, 2007	December 31, 2006
	(unaudited)	(unaudited)
		as restated (1)
Current liabilities:
Current installments of long-term debt	$33,365	34,749
Short-term debt to related party	—	24,657
Current obligations under capital leases	665	469
Accounts payable and other accrued liabilities	103,739	43,758
Derivative financial instruments	24,807	—
Warrants	—	13,050
Advance customer payment	1,443	2,310
Other current liabilities	7,694	7,573
Due to related parties	1,597	2,881

Total current liabilities	173,310	129,447

Long-term debt, excluding current installments	751,762	115,351
Long-term obligations under capital leases, excluding current portion	321	399
Derivative financial instruments	37,633	935
Deferred tax liabilities	13,918	—
Other non-current liabilities	6,805	578

Total liabilities	983,749	246,710

Commitments and contingencies

Minority interest	16	—

Stockholders’ equity:
Cumulative Convertible Preferred Stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2007 and 2006	—	—
Common Stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 16,410,500 shares in 2007 and 12,812,665 shares in 2006	15	14
Additional paid-in capital	216,286	148,054
Accumulated deficit	(159,378)	(88,538)
Accumulated other comprehensive income	23,479	26,036

Total stockholders’ equity	80,402	85,566

Total liabilities and stockholders’ equity	$1,064,167	332,276

(1)	See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Month Periods Ended June 30, 2007 and 2006

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(unaudited) as restated (1)		(unaudited) as restated (1)
Revenue	$92,850	$47,236	$141,988	$92,694
Cost of Sales	41,710	24,272	66,854	46,823

Gross margin	51,140	22,964	75,134	45,871
Operating expenses
Selling, general and administrative	23,691	9,902	33,556	18,218
Depreciation and amortization	17,979	6,269	25,423	12,563

Total operating expenses	41,670	16,171	58,979	30,781

Income from operations	9,470	6,793	16,155	15,090
Other income (expenses)
Foreign exchange gains (losses), net	3,455	(8,416)	6,500	(15,735)
Interest expense	(14,403)	(3,707)	(18,153)	(7,118)
Interest income	185	300	482	491
Gains (losses) on derivative financial instruments	(21,841)	2,048	(65,901)	4,965
Gains (losses) from fair value changes of warrants	—	2,850	(15,075)	2,725
Loss on extinguishment of debt	(2,807)	—	(2,807)	—

Other, net	28	356	(25)	539
Income before income taxes	(25,913)	224	(78,824)	957
Income tax benefit (expense)
Current	(968)	(1,166)	(3,514)	(2,215)
Deferred	10,734	620	11,542	672

Total income tax benefit (expense)	9,766	(546)	8,028	(1,543)
Minority interest	8	—	8	—
Net income (loss)	$(16,139)	$(322)	$(70,788)	$(586)
Cumulative convertible preferred stock dividends	(26)	(26)	(52)	(52)
Net income (loss) attributable to common stockholders	(16,165)	(348)	(70,840)	(638)
Foreign currency translation adjustment	(879)	(714)	2,557	(2,710)

Total comprehensive income (loss)	(17,044)	(1,062)	(68,283)	(3,348)

Net income (loss) per common share:
Basic	$(1.00)	$(0.03)	$(4.87)	$(0.05)

Diluted	$(1.00)	$(0.03)	$(4.87)	$(0.05)

Weighted average number of common shares outstanding:
Basic	16,147,074	12,809,632	14,558,388	12,808,157

Diluted	16,147,074	12,809,632	14,558,388	12,808,157

(1)	See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2006 (as restated)	12,812,665	$14	—	148,054	(88,538)	26,036	$85,566
Conversion of notes to equity	2,500,000			53,125			53,125
Net settlement of stock option exercise	152,785	1					1
Stock based compensation	6,500	—		308			308
Cancellation of Directors’ options				(250)			(250)
Issue of shares in connection with acquisition of subsidiaries	938,550			15,049			15,049
Cumulative convertible preferred stock dividends					(52)		(52)
Net loss					(70,788)		(70,788)
Foreign currency translation adjustment						(2,557)	(2,557)

Balances at June 30, 2007	16,410,500	15	—	216,286	(159,378)	23,479	80,402

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Month Periods Ended June 30, 2007 and 2006

(In thousands)

(unaudited)

	2007	2006
Net cash provided by operating activities	$39,732	$29,633

Cash flows from investing activities:
Acquisition of telecommunications network equipment and other intangibles	(17,800)	(9,041)
Acquisition of subsidiaries, net of cash acquired	(107,519)	—
Proceeds from sale of assets	1,157	330

Net cash used in investing activities	(124,162)	(8,711)

Cash flows from financing activities:
Repayments of long-term debt	(158,277)	(12,068)
Proceeds from new long-term borrowings	272,242	—
Deferred financing costs paid under long-term agreement	(14,308)	—
Principal payments under capital lease obligations	(238)	(189)
Release of debt service account	12,251
Settlement of derivative financial instruments	(2,177)	—

Net cash provided by / (used in) financing activities	109,493	(12,257)

Effect of foreign exchange rate changes on cash	2,146	(467)

Net increase in cash and cash equivalents	27,209	8,198
Cash and cash equivalents at beginning of period	18,794	15,083

Cash and cash equivalents at end of period	$46,003	$23,281

Summary of material non-cash transactions:

•	The Company had derivative financial instruments with a negative non-cash effect of $62.8 million for the six months ended June 30, 2007.

•

On March 28, 2007, TDC exercised its warrants for 2.5 million shares by exchanging notes in the principal amount of $25,000,000, which were issued by the Company and held by TDC (see Note 2 in Notes to the Condensed Consolidated Financial Statements). The Company recorded a non-cash expense of $15.1 million and $0.1 for the first quarter 2007 and 2006, respectively, relating to the change in the fair market value of the warrants.

•

On April 27, 2007 in connection with the acquisition of Matel Holdings as described in Note 3, the Company issued 938,550 shares with an assigned value of $15 million (EUR 11 million) and assumed debt of Invitel in the amount of $525 million.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hungarian Telephone and Cable Corp. (“HTCC”) with its consolidated subsidiaries, HTCC Holdco I B.V. (“Holdco I”), HTCC Holdco II B.V. (“Holdco II”), Matel Holdings N.V. (“Matel Holdings”) Magyar Telecom B.V. (“Matel”), Invitel Tavkozlési Szolgaltató zRt. (“Invitel”), V-holding zRt. (“V-Holding”), Euroweb Internet Szolgáltató zRt. (“Euroweb Hungary”), Euroweb Romania S.A. (“Euroweb Romania”), Hungarotel Tavkozlesi zRt. (“Hungarotel”), PanTel Tavkozlesi es Kommunikacios Kft. (“PanTel”) and PanTel Technocom Kft. (“PanTel Technocom”) (together the “Company”) include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair statement of the results of the interim periods. PanTel owns and consolidates several minor non-Hungarian subsidiaries within the Central and Eastern European region. Results for interim periods are not necessarily indicative of the results for a full year. All intercompany balances and transactions have been eliminated.

Pursuant to the Sale and Purchase Agreement that the Company entered into with Invitel Holdings N.V. on January 8, 2007, the Company completed its acquisition of 100% of the issued ordinary shares of Matel Holdings and thus 99.98% of the outstanding shares of Invitel (the “Invitel Acquisition”). The closing of the transaction occurred on April 27, 2007 and the consolidated results of Matel Holdings for the two months ended June 30, 2007 (and the balance sheet as at June 30, 2007) have been consolidated into the financial statements of the Company.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the restated audited consolidated financial statements of the Company for the year ended December 31, 2006, including the notes thereto, which are filed with the United States Securities and Exchange Commission (“SEC”).

(b)	Restatements

For its Condensed Consolidated Financial Statements of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2006, the Company has restated the presentation of its revenues following the guidance of Emerging Issues Task Force No. 99-19. Historically, the Company

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

presented revenues net of cost of sales but now presents separately its gross revenues, costs of sales and resulting gross margin. This restated accounting presentation has no impact on the gross margin, previously reported as “Telephone services revenues, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

For its Condensed Consolidated Financial Statements of Operations and Comprehensive Income (Loss) for the six month period ended June 30, 2006, the Company has reclassified a Hungarian local business tax from selling, general and administrative expenses to current income tax in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109. Historically, the Company has recorded this tax as part of its selling, general and administrative expenses. For the three and six month periods ended June 30, 2006, $1,088,000 and $2,063,000, respectively, was reclassified. This restated accounting presentation has no impact on the net income or earnings per share as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company determined that it misapplied SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” in connection with warrants that the Company issued in 1999 to purchase 2,500,000 shares of HTCC’s common stock. Historically, the Company did not reflect the changes in the fair market value of the warrants (“marking to market”) as the fair market value of HTCC’s common stock fluctuated. For its Consolidated Financial Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2006, the Company has recorded a gain on the change in the fair market value of the warrants of $2,850,000 and $2,725,000, respectively. The amount of the restatement for years prior to 2006, a non-cash charge of $13,050,000, has been reflected as an adjustment to accumulated deficit as of December 31, 2006 and the creation of a relevant liability. The Warrants were exercised on March 28, 2007.

In preparing this quarterly report, the Company determined that it misstated its Consolidated Financial Statements for the year ended December 31, 2006 in connection with its accounting for embedded derivatives. The Company determined that it had accounted for a gain of $832,000 net of tax of $166,000 instead of a loss of $935,000 net of tax of $187,000 in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006.

For its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six month period ended June 30, 2006, the Company has reclassified the following expenses from selling, general and administrative expenses to cost of sales: (i) sales commissions paid to third party agents; (ii) labor expenses of network labor force and other employees who perform functions directly related to network maintenance; and (iii) expenses relating to the operation and maintenance of our network. For the three and six month period ended June 30, 2006, $3,885,000 and $8,349,000, respectively, was reclassified.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(c)	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options and warrants and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that preferred securities were converted and that outstanding stock options and warrants were exercised and the proceeds therefrom were used to acquire shares of the Company’s common stock at the average market price during the reporting period.

The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three and six month periods ended June 30, 2007 and 2006:

	3 months ended		6 months ended
($ in thousands, except share data)	2007	2006	2007	2006
Net loss attributable to common stockholders (A)	$(16,165)	$(348)	$(70,840)	$(638)
plus: preferred stock dividends	26	26	52	52

Net loss (B)	$(16,139)	$(322)	$(70,788)	$(586)

Determination of shares:
Weighted average common shares outstanding – basic (C)	16,147,074	12,809,632	14,558,388	12,808,157
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	—	—	—	—
Weighted average common shares outstanding – diluted (D)	16,147,074	12,809,632	14,558,388	12,808,157
Net loss per common share:
Basic (A/C)	$(1.00)	$(0.03)	$(4.87)	$(0.05)
Diluted (B/D)	$(1.00)	$(0.03)	$(4.87)	$(0.05)

For the three month period ended June 30 2006, common stock equivalents and convertible preferred stock of 3,601,284, were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

For the six month periods ended June 30 2007 and 2006, common stock equivalents and convertible preferred stock of 575,896 and 3,601,284, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(d)	Foreign Currency Translation

The Company uses the Hungarian forint (“HUF”) as the functional currency for its Hungarian subsidiaries. The Hungarian subsidiaries’ assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating HUF assets and liabilities into U.S. dollars are accumulated as part of other comprehensive income in stockholders’ equity. Euro denominated debt is re-measured into HUF with a corresponding charge to earnings as exchange gains/(losses).

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

The translation of the subsidiaries’ forint denominated balance sheets into U.S. dollars, as of June 30, 2007, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 191.62 as of December 31, 2006 to 182.68 as of June 30, 2007, an approximate 5% appreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations and statements of cash flows into U.S. dollars, for the three months ended June 30, 2007 and 2006, were 184.29 and 211.98, respectively. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations and statements of cash flows into U.S. dollars, for the six months ended June 30, 2007 and 2006, were 188.53 and 211.77, respectively.

(e)	Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. Compensation expense for awards and related tax effects is recognized as these vest. The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized effective January 1, 2006 includes: (1) compensation cost for all share based awards granted prior to, but not yet vested as of, January 1, 2006 based on the original measure of the grant date fair value method under the provisions of SFAS 123 for pro-forma disclosure, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. For the three and six months ended June 30, 2007, the Company recognized $240,000 and $409,600 of compensation expense, respectively, related to SFAS 123R. For the six months ended June 30, 2006, the Company recognized $491,000 of compensation expense related to SFAS 123R.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The assumptions used in the Black-Scholes option-pricing model are as follows:

	For the six months ended June 30
	2007	2006
Dividend yield	0%	0%
Risk free rate	5.16%	4.46%
Expected option life (years)	10	10
Volatility	39.52%	38.0%

Upon the adoption of SFAS 123R, expected volatility was based on historical volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options are expected to actually remain outstanding. The Company has estimated zero forfeitures based on historical experience and the limited number of option holders.

(f)	Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 has had no significant impact on the Company’s consolidated results of operations and financial position or cash flows. As disclosed in the Company’ 10-K filing as of December 31, 2006, we are engaged in legal proceedings in connection with the payment of local business tax to Hungarian municipalities. Although management does not expect a significant change to our previously recognized tax benefits, it is possible that the result of these proceedings could reasonably change within the next 12 months and impact this position.

HTCC files income tax returns in the U.S. while its directly owned subsidiaries file income tax returns in the Netherlands and in Hungary. The Company also files returns in six other Central and Eastern European countries where it has established subsidiaries. We are not aware of any outstanding issue or claim that is likely to be material to our financial position, cash flows or results of operations in any of the jurisdictions in which we operate. The Company currently does not have any provisions for unrecognized tax benefits.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions; however an early adopter must also adopt SFAS No. 157, “Fair Value Measurements”, at the same time. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial position or cash flows.

(2)	Related Parties

The net balance of receivables from and payables to related parties totaling a payable in the amount of $1,155,000 at June 30, 2007, represents cumulative preferred stock dividends in arrears payable to TDC in the amount of $808,000, an accrual of $609,000 for the costs for various individuals employed by TDC who have performed work for the Company and a net $262,000 receivable in connection with the transport of international voice, data and Internet traffic over the Company’s and TDC’s respective telecommunications networks for each other and other items.

On March 28, 2007, TDC exercised its warrants to purchase 2,500,000 shares of the Company’s common stock in exchange for notes issued by the Company and held by TDC in the principal amount of $25 million. As of June 30, 2007, TDC owned 64% of the Company’s outstanding common stock and 30,000 shares of preferred stock convertible into 300,000 shares of common stock.

Robert Dogonowski, Jesper Theill Eriksen, Carsten Dyrup Revsbech and Henrik Scheinemann, current directors of the Company, are officers of TDC. Torben V. Holm was an employee of TDC when he served as the Company’s President and Chief Executive Officer and as the head of management’s executive committee. Alex Wurtz was also an employee of TDC when he served as the Company’s head of Corporate Business Development and as a member of management’s executive committee.

For Mr. Holm, the Company paid TDC EUR 975,171 (approximately $1,313,000) for Mr. Holm’s services for the period from May 2005 through April 2007. The Company was also responsible for paying other costs pertaining to Mr. Holm, including lodging in Budapest and for certain of Mr. Holm’s travel costs back to his home in Denmark.

For Mr. Wurtz, the Company paid TDC EUR 498,707 (approximately $671,000) for Mr. Wurtz’s services for the period from June 2005 through April 2007. The Company was also responsible for paying Mr. Wurtz’s lodging in Budapest.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

In addition to the services of Mr. Holm and Mr. Wurtz, three employees of TDC performed financial controlling services for the Company. The Company reached an agreement with TDC to pay approximately $189,000 for such services. TDC also provided services for the Company in connection with certain strategic projects, including services in connection with the Company’s acquisition of Invitel. For such services, the Company has agreed to reimburse TDC approximately $420,000.

All of the directors of the Company are covered by a directors and officers liability policy taken out by TDC. As of June 30, 2007, the Company had approximately $159,000 in expenses for the Company’s portion of the overall premium paid by TDC.

The Company has agreements in place with TDC and its subsidiaries, pursuant to which TDC and the Company transport international voice, data and Internet traffic for each other over their respective telecommunications networks. For the three months ended June 30, 2007 and 2006, the Company transported these services for TDC in the amount of approximately $539,000 and $480,000, respectively, pursuant to such agreements. For the six months ended June 30, 2007 and 2006, the Company transported these services for TDC in the amount of approximately $1,057,000 and $837,000 respectively, pursuant to such agreements. For the three months ended June 30, 2007 and 2006, the Company agreed to pay TDC an amount of approximately $178,000 and $217,000, respectively, pursuant to such agreements. For the six months ended June 30, 2007 and 2006, the Company agreed to pay TDC an amount of approximately $506,000 and $257,000, respectively, pursuant to such agreements.

(3)	Acquisition of Matel Holdings

On April 27, 2007, pursuant to a Sale and Purchase Agreement that the Company entered into with Invitel Holdings N.V. on January 8, 2007, the Company completed its acquisition of 100% of the issued ordinary shares of Matel Holdings and thus 99.98% of the outstanding shares of Invitel (the “Invitel Acquisition”).

The primary reason for the Invitel Acquisition was that this business combination significantly strengthens our position as the second largest fixed line telecommunications service provider and the number one alternative fixed line operator in Hungary. The Invitel Acquisition provides us with larger customer base, a more extensive backbone network and enables us to benefit from Invitel’s and Hungarotel’s combined 14 geographically clustered historical concession areas. The business combination also provides us with a more substantial platform from which to take advantage of key potential service development opportunities and any further market consolidation. The combined business will also benefit from a greater diversity in its sources of revenue, which will make it less susceptible to market pressures in any single market.

The purchase price, including the assumption of net indebtedness, was EUR 470 million. The Company used a discounted cash flow methodology and comparable trading multiples in determining the purchase price.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The purchase price was increased by transaction and other directly related expenses. The total purchase price of EUR 480 million included: (i) the payment of cash in the amount of EUR 71 million, (ii) 938,550 shares issued by HTCC at a fair value of EUR 11 million, (iii) transaction costs and other directly related expenses of EUR 9 million and (iv) net debt assumed of EUR 389 million (approximately $525 million, the “Assumed Net Debt”). The Assumed Net Debt consists primarily of (a) EUR 133 million in aggregate principal amount and accrued interest of floating rate senior PIK notes due 2013 (the “2006 PIK Notes”), (b) EUR 145 million in aggregate principal amount of 10  3/4% Senior Notes due 2012 (the “2004 Notes”), and (c) a Facilities Agreement in the amount of EUR 116 million, which was amended and restated in connection with the Invitel Acquisition (the “Amended Facilities Agreement”) less cash and cash equivalents on closing.

The Invitel Acquisition was financed by: (i) the issuance on April 27, 2007 of Floating Rate Senior Notes, due 2013, for an amount of EUR 200 million (the “2007 Notes”), which proceeds were used to pay part of the Invitel Acquisition consideration and to refinance the Company’s existing credit facility, and (ii) the issuance of 938,550 shares of the Company’s common stock to certain members of Invitel’s management team. In order to clarify the rights of the creditors under the various debt instruments, Holdco II, Matel Holdings and various creditors and certain other parties also entered into an amended and restated Intercreditor Agreement (the “Intercreditor Agreement”).

Under the purchase method of accounting, and in accordance SFAS No. 141 “Business Combinations”, the Company is required to allocate the cost of an acquired business based on the estimated fair values of the assets acquired and liabilities assumed. The Company engaged a professional valuation firm to determine the estimated fair values of assets acquired and liabilities assumed as of April 27, 2007, the closing date of the Invitel Acquisition. The Company has preliminary calculated $62 million in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired.

The following represents the preliminary allocation of the purchase price paid for Matel Holdings based on the fair values of the acquired assets and assumed liabilities as of April 27, 2007:

April 27, 2007
(in thousands)
Current assets	$60,137
Property, plant and equipment	476,146
Intangible assets	132,921
Other non-current assets	286,910
Deferred tax	9,250
Current and non-current liabilities	(374,982)

Net assets acquired	$590,382

Purchase Price:
Long-term debt assumed	525,192
Cash	96,463
Shares issued	15,052
Transaction costs and other directly related expenses	15,656

Total purchase price	$652,363

Goodwill	$61,981

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The preliminary allocation of the purchase price is not necessarily indicative of the final allocation of the purchase price consideration. The Company intends to complete the valuation and establish a final purchase price allocation by September 30, 2007, following the completion of valuation studies and integration activities.

The following table presents the fair values of major components of the intangible assets acquired:

	April 27, 2007	Weighted average amortization period
	(in thousands)
Customer relationships	$62,991	16 years
Trademark	27,038	indefinite
Homezone	2,030	4 years
3.5 GHz license	13,033	9 years
Right of ways	1,921	14 years
Software	16,893	4 years
Other intangible assets	9,015	3 years

Total:	$132,921

The closing of the transaction occurred on April 27, 2007 and the consolidated results of Matel Holdings for the two months ended June 30, 2007 (and the balance sheet as at June 30, 2007) have been consolidated into the financial statements of the Company.

The following table presents unaudited summarized pro-forma consolidated financial information of the Company and Matel Holdings, on a pro forma basis, as though the companies had been combined at the beginning of the respective periods:

	Three months ended June 30		Six months ended June 30
	2007 Pro-forma	2006 Pro-forma As restated	2007 Pro-forma	2006 Pro-forma As restated
	(in thousands)
Revenue	$115,112	$108,682	$226,960	$214,109
Income from operations	5,455	18,370	25,111	40,491
Foreign exchange gains (losses), net	3,899	(22,587)	13,157	(49,348)
Interest expense	(22,942)	(22,644)	(46,729)	(44,402)
Net income (loss)	(22,740)	(29,340)	(83,597)	(88,741)
Net income (loss) per basic share	$(1.41)	$(2.29)	$(5.74)	$(6.93)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The above unaudited pro forma summarized combined financial information is intended for informational purposes only and is not indicative of the results of operations of the Company had the Invitel Acquisition actually taken place at the beginning of the respective periods. The unaudited pro forma summarized combined financial information does not include potential cost savings from operating efficiencies or synergies that may result from the Invitel Acquisition.

After the completion of the Invitel Acquisition, we implemented a restructuring plan as part of which, on June 11, 2007, we committed to a workforce reduction plan, pursuant to which the Company will reduce its workforce by approximately 200 employees, which represents about 14% of the Company’s workforce. The workforce reduction is a result of the duplication of jobs due to the Invitel Acquisition. The Company expects to complete this workforce reduction by the end of August 2007 and estimates that the one-time termination costs associated with this workforce reduction will be approximately 900 million Hungarian forints (approximately $4.9 million), which are included in selling, general and administrative expenses in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2007.

(4)	Short and long-term debt

Short and long-term debt at June 30, 2007 and December 31, 2006 consists of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Short-term
Credit Facility	$—	$34,749
Amended Facilities Agreement	31,570	—
2007 Notes	—	—
2006 PIK Notes	—	—
2004 Notes	—	—
Investment Credit Facility	1,795	—

Total short term portion of long-term debt	$33,365	$34,749
Long-term
Credit Facility	$—	$115,351
Amended Facilities Agreement	116,800	—
2007 Notes	269,214	—
2006 PIK Notes	176,215	—
2004 Notes	189,533	—
Investment Credit Facility	—	—

Total long-term debt	$751,762	$115,351

In connection with the Invitel Acquisition on April 27, 2007, the Company completed the issuance of EUR 200 million aggregate principal amount of floating rate senior notes maturing in 2013 (the “2007 Notes”), the proceeds of which were used to partly finance the Invitel Acquisition and to refinance the indebtedness of the Company’s subsidiaries Hungarotel and PanTel. As part of the Invitel Acquisition, the Company also assumed an estimated net indebtedness on closing of EUR 389 million (approximately $525 million,

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

the “Assumed Debt”). The Assumed Debt consists primarily of (i) EUR 133 million in aggregate principal amount and accrued interest of Floating Rate Senior PIK Notes due 2013 (the “2006 PIK Notes”), (ii) EUR 145 million in aggregate principal amount of 10 3?4% Senior Notes due 2012 (the “2004 Notes”), and a Facilities Agreement in the amount of EUR 116 million, which was amended and restated in connection with the Invitel Acquisition (the “Amended Facilities Agreement”). In order to clarify the rights of the creditors under the various debt instruments, the Company entered into an amended and restated Intercreditor Agreement (the “Intercreditor Agreement”). Summaries of the terms and condition of the 2007 Notes, the 2006 PIK Notes, the 2004 Notes, the Amended Facilities Agreement and the Intercreditor Agreement are set forth below. The summaries do not purport to be complete and are qualified in their entirety by reference to the full text of such documents, copies of which are filed with the Securities and Exchange Commission.

The Amended Facilities Agreement

In connection with the Invitel Acquisition on April 27, 2007, an amendment was made to the Facilities Agreement, dated August 6, 2004, between Matel, Invitel, as borrower, certain subsidiary companies as original guarantors, and certain financial institutions. The Amended Facilities Agreement provides for facilities of up to EUR 145 million (or the Euro equivalent thereof), comprised of (i) a Euro amortizing term loan of EUR 96.9 million, (ii) a Hungarian Forint amortizing term loan of HUF 4,628 million (approximately EUR 18 million), (iii) a revolving credit facility of EUR 4.2 million and HUF 200 million (approximately EUR 800,000), and (iv) a Euro liquidity facility of EUR 25 million. Neither the revolving facility in item (iii) nor the liquidity facility in item (iv) were drawn down in connection with the closing of the Invitel Acquisition.

Advances under the Amended Facilities Agreement bear interest for each interest period at annual rates equal to EURIBOR or BUBOR (based on the Budapest interbank offer rates) plus an applicable margin. The applicable margin is set based on the ratio of all of the Company’s senior debt to EBITDA, based on its most recently delivered quarterly management accounts. Under the Amended Facilities Agreement, the Company is obligated to pay customary fees to the lenders, including an up-front fee and a commitment fee in relation to available and undrawn commitments under the revolving facility and the liquidity facility.

The obligations of the Company under the Amended Facilities Agreement are guaranteed on a senior basis by Matel, V-Holding, Euroweb Hungary, Euroweb Romania, Hungarotel, PanTel and PanTel TechnoCom (the “obligors”). Additionally, the Company’s obligations under the Amended Facilities Agreement are secured by (i) a first ranking pledge of all the share capital of the obligors, (ii) assignments of intercompany loans and any relevant cross guarantees of the obligors from time to time, (iii) a pledge of accounts by the obligors, and (iv) floating charges over all assets. Such security interests also secure, on a pari passu basis, all hedging obligations with respect to the Amended Facilities Agreement, the 2007 Notes and the 2004 Notes.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The Amended Facilities Agreement contains certain negative covenants that restrict the Company (subject to certain agreed upon exceptions) from, among other things, (i) creating or permitting to subsist any security interest over any part of its assets, (ii) merging or consolidating with or into any other person, (iii) selling, transferring, leasing, lending or otherwise disposing of any assets, (iv) incurring or permitting to be outstanding any financial indebtedness (including guarantees), (v) reducing capital or purchasing any class of their respective shares, (vi) making any investment, including (1) loans to any person, (2) the acquisition of indebtedness or capital or securities of any person, (3) the acquisition of the assets, property or business of any other person, or (4) the creation or acquisition of a subsidiary, (vii) entering into any derivative instruments, (viii) changing the nature of their respective business or amending their respective constitutive documents, (ix) entering into any agreement or arrangement other than on arm’s-length basis, (x) paying dividends or making any repayment, prepayment or redemption of principal under any subordinated finance documents except the issuance of the 2007 Notes or in exchange for equity of an obligor, (xi) changing the ownership structure of the Company, and (xii) maintaining any bank account that has a credit balance with any person that is not a lender under the Amended Facilities Agreement.

Additionally, the Amended Facilities Agreement requires the Company to maintain specified consolidated financial ratios, such as leverage ratios (total senior debt to EBITDA and total debt to EBITDA), an interest coverage ratio (EBITDA to total debt interest charges) and a fixed charge coverage ratio (EBITDA minus capital expenditure minus cash taxes to total debt charges).

Under the terms of the Amended Facilities Agreement, the Company is required to observe certain affirmative undertakings, including, but not limited to, undertakings relating to (i) maintenance of all relevant consents, authorizations and licenses, (ii) conduct of business, (iii) periodic financial statements, management accounts and reports, (iv) auditors and information, (v) insurance and inspection, (vi) notification of environmental claims and expenditures, (vii) compliance with laws, (viii) taxes, and (ix) maintenance of a cost capitalization policy and an interest rate hedging policy.

The term facilities are amortizing term loans with a maturity date of June 30, 2011. No amount repaid or prepaid in relation to the term facilities may be redrawn.

The revolving facility and the liquidity facility are each repayable in an amount equal to 100% of the principal amount outstanding on June 29 and December 30 of each calendar year until the maturity date of June 30, 2010.

Subject to certain exceptions, all loans under the Amended Facilities Agreement will be required to be prepaid upon the occurrence of certain change of control events. Voluntary prepayments and cancellations are permitted.

The Amended Facilities Agreement contain certain events of default customary for senior debt financings as well as an event of default related to Matel Holdings engaging in non-holding company-related activities, the occurrence of which would preclude further borrowings under the revolving facility and permit the lenders to accelerate all outstanding loans and terminate their commitments under the facilities.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The 2007 Notes

Upon the completion of the Invitel Acquisition on April 27, 2007, the Company completed the issuance of the 2007 Notes. The Company received EUR 189 million following the payment of financing costs associated with the issuance of the 2007 Notes in the amount of EUR 11 million which costs were deferred and will be amortized to interest expense using the effective interest method over the term of the 2007 Notes. The proceeds from the issuance of the 2007 Notes were used to partly finance the Invitel Acquisition and to refinance the indebtedness of Hungarotel and PanTel.

The 2007 Notes mature on February 1, 2013, and bear interest at a rate of EURIBOR plus 3.0% per annum, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2007. The 2007 Notes are guaranteed by certain of the Company’s subsidiaries. The 2007 Notes and subsidiary guarantees are secured by second-priority liens over certain intercompany funding loans, the capital stock of certain subsidiaries, which liens rank pari passu with the liens over such assets securing the Company’s obligations under the 2004 Notes described below.

The Company has the option to redeem the 2007 Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2007 Notes indenture (the “2007 Notes Indenture”). In the event of a change of control, the Company must make an offer to purchase the 2007 Notes at a purchase price equal to 101% of the principal amount thereof. The Company is also required to offer to purchase the 2007 Notes with the excess proceeds following certain asset sales at a purchase price equal to 100% of the principal amount thereof.

The 2007 Notes Indenture contains covenants restricting the ability of the Company to, among other things, (i) incur additional indebtedness or issue preferred shares, (ii) make investments and certain other restricted payments, (iii) issue or sell shares in subsidiaries, (iv) agree to restrictions on the payment of dividends by subsidiaries, (v) enter into transactions with affiliates, (vi) create certain liens, (vii) merge, consolidate or combine with other entities, (viii) layer debt, (ix) designate subsidiaries as unrestricted subsidiaries, (x) engage in unrelated business activities and (xi) impair any security interests. The 2007 Indenture also contains customary events of default, including non-payment of principal, interest, premium or other amounts, violation of covenants, bankruptcy events, cross-defaults, material judgments and invalidity of any guarantee, security document or security interest.

The 2006 PIK Notes

On October 30, 2006, Invitel Holdings issued the 2006 PIK Notes pursuant to an Indenture, dated as of October 30, 2006 (the “2006 PIK Notes Indenture”). In connection with the closing of the Invitel Acquisition on April 27, 2007, the Company entered into a supplemental indenture with Invitel Holdings and the 2006 PIK Notes Indenture trustee, pursuant to which the Company replaced Invitel Holdings as the issuer of the 2006 PIK Notes and assumed all of the rights and obligations of the issuer under the 2006 PIK Notes Indenture.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Interest on the 2006 PIK Notes is payable quarterly in cash or in the form of additional 2006 PIK Notes at an annual rate of EURIBOR plus 8.25%, reset quarterly, plus a ratchet margin, on January 15, April 15, July 15 and October 15 of each year beginning January 15, 2007. The ratchet margin is zero for the period to but excluding October 15, 2009 and 2.00% if the consolidated leverage ratio of the Company’s subsidiary Matel is greater than 2.50 to 1.00 for any interest period beginning on or after October 15, 2009. The maturity date of the 2006 PIK Notes is April 15, 2013.

The Company’s obligations under the 2006 PIK Notes are general unsubordinated obligations and are secured by a first priority lien over the shares of Matel Holdings and effectively subordinated to all existing and future debt of the Company’s subsidiaries.

The Company has the option to redeem the 2006 PIK Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2006 PIK Notes Indenture. In the event of a change of control, the Company must make an offer to purchase the 2006 PIK Notes at a purchase price equal to 101% of the principal amount thereof. The Company is also required to make an offer to purchase the 2006 PIK Notes with the excess proceeds following certain asset sales at a purchase price equal to 100% of the principal amount of thereof.

The 2006 PIK Notes Indenture contains covenants restricting the Company’s ability to, among other things, (i) incur additional indebtedness or issue preferred shares, (ii) make investments and certain other restricted payments, (iii) enter into transactions with affiliates, (iv) create certain liens, (v) enter into sale and leaseback transactions, (vi) issue or sell shares of subsidiaries, (vii) merge, consolidate or combine with other entities, (viii) designate subsidiaries as unrestricted subsidiaries, (ix) engage in unrelated business activities and (x) impair any security interests. The 2006 PIK Notes Indenture also contains customary events of default, including, among other things, non-payment of the principal, interest or premium, if any, on any 2006 PIK Notes, certain failures to comply with any covenant of the 2006 PIK Notes Indenture, certain defaults under other indebtedness, failure to pay certain indebtedness or judgments, bankruptcy or insolvency events and invalidity of any security document or security interest.

The 2004 Notes

In August 2004, Matel issued the 2004 Notes pursuant to an Indenture (the “2004 Notes Indenture”) with a trustee, and, as subsidiary guarantors, Matel’s subsidiaries Invitel and V-Holding.

Interest on the 2004 Notes is payable semi-annually at an annual rate of 10 3?4% on February 15 and August 15 of each year, beginning on February 15, 2005.

The Company has the option to redeem the 2004 Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2004 Notes Indenture. Upon certain change of control events, the Company is required to make an offer to purchase all of the 2004 Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Company is also required to offer to purchase the 2004 Notes with the excess proceeds from certain sales of assets at 100% of the principal amount of the 2004 Notes, plus accrued and unpaid interest to the date of repurchase.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The Company’s obligations under the 2004 Notes are guaranteed on a senior subordinated basis by certain subsidiaries that guarantee the Company’s obligations under the 2007 Notes and are secured by the same collateral securing the 2007 Notes.

The 2004 Notes Indenture contains covenants which, among other things, limit the ability of Matel and its restricted subsidiaries to (i) incur additional indebtedness and issue preferred shares, (ii) make certain restricted payments and investments, (iii) transfer or sell assets, (iv) enter into transactions with affiliates, (v) create certain liens, (vi) create restrictions on the ability of certain subsidiaries to pay dividends or other payments to Matel, (vii) guarantee other indebtedness, (viii) enter into sale and leaseback transactions, (ix) issue or sell shares of certain restricted subsidiaries, (x) merge, consolidate, amalgamate or combine with other entities, (xi) designate restricted subsidiaries as unrestricted subsidiaries, and (xii) engage in any business other than a permitted business.

The 2004 Notes Indenture contains customary events of default, including, among others, the non-payment of principal, interest or premium on the 2004 Notes, certain failures to perform or observe any other covenant in the 2004 Notes Indenture, the occurrence of certain defaults under other indebtedness, failure to pay certain indebtedness or judgments, bankruptcy or insolvency events and invalidity of any guarantee, security document or security interest.

Intercreditor Agreement

In order to reflect the new obligations under the 2007 Notes and previously disclosed hedging obligations and to establish the relative rights of certain of its creditors under our financing arrangements (including priority of claims and subordination), the Company entered into an Intercreditor Agreement with, among others, the lenders under the Amended Facilities Agreement, certain hedging counterparties, the security trustee, the trustee for the holders of the 2007 Notes and the trustee for the 2004 Notes. The Intercreditor Agreement provides that if there is an inconsistency between the provisions of the Intercreditor Agreement (regarding subordination, turnover, ranking and amendments only), and certain other documents, including the 2007 Notes Indenture governing the 2007 Notes, the Intercreditor Deed will prevail.

(5)	Fair Value of Derivative Instruments and Hedging Agreements

The Company engages in foreign currency and interest rate hedging activities to reduce the risk that changes in currency exchange rates and interest rates will adversely affect the eventual net cash flows resulting from its debt obligations.

The Company does not enter into financial instruments for trading or speculative purposes.

However the derivative instruments used by the Company are not designated as hedges under SFAS 133 for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are therefore recorded in current period earnings as a gain or loss on derivative instruments.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Interest rate risk hedging

To limit the variability of interest rates on existing and projected debt, the Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. Under the terms of the interest rate swaps, the Company receives variable interest rate payments from the hedging counterparty and makes fixed interest rate payments in the same currency, thereby creating the equivalent of fixed-rate debt.

Foreign exchange rate risk hedging

To limit the impact of fluctuations between the Hungarian subsidiaries’ functional currency, the Hungarian forint, and the euro, the Company has entered into currency swap agreements and foreign exchange forward agreements, to receive euros and pay forint, thereby creating the equivalent of forint debt obligations.

In addition to the above instruments the Company uses cross-currency interest rate swaps to hedge both the interest rate and the currency exposure inherent in foreign currency denominated debt instruments bearing variable interest. By entering into such transactions the Company receives variable interest payments in foreign currency and makes fixed interest payment in the functional currency, in forint, thereby creating the equivalent of fixed rate debt in the functional currency. The cross currency interest rate swap in effect is the same as the combination of interest rate swaps and foreign exchange forward contracts applied to the same underlying hedged item.

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

Credit risk related to hedging

By using derivative financial instruments to hedge exposures to changes in interest rates and currency exchange rates, the Company exposes itself to the credit risk of the counterparty. Credit risk is the failure of the counterparty to perform its obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates a credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not have any credit risk. Company policy requires that counterparties to the Company’s hedging activities be large and creditworthy commercial banks. The risk of counterparty non-performance associated with hedge contracts is not considered by the Company to be significant. We do not require and are not required to place collateral for these financial instruments independently of the Company’s security arrangements under the Amended Facilities Agreement.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

To ensure the adequacy and effectiveness of our interest rate and foreign exchange hedge positions, we continually monitor, from an accounting and economic perspective, our derivatives positions in conjunction with our underlying interest rate and foreign currency exposures.

The following table summarizes the notional amounts and respective fair values of the Company’s derivative financial instruments, which mature at varying dates, as of June 30, 2007:

Asset / (Liability)	Notional Amount	Fair Market Value	Fair Value Change
	(in thousands)
Cross currency interest rate swaps	$562,755	$(57,894)	$(57,894)
FX forward contracts	32,504	(3,349)	1,127
Interest rate swaps	42,516	(1,197)	(1,197)
Interest rate swaps on credit facility loan	—	—	(2,955)

Total	$637,775	$(62,440)	$(60,919)

The following table summarizes the notional amounts and respective fair values of the Company’s floating to fixed interest rate swaps, which mature at varying dates, as of June 30, 2007:

Asset / (Liability)	Notional Amount	Fair Market Value	Maturity	Fixed Interest Rate
	(in thousands)
Amended Facilities Agreement	$106,976	$(9,475)	30 June 2011	9.379%
Amended Facilities Agreement	42,516	(1,197)	30 June 2011	10.160%
2007 Notes	55,228	(5,342)	01 August 2009	10.780%
2007 Notes	55,228	(5,293)	01 August 2009	10.740%
2007 Notes	80,093	(7,646)	01 August 2009	10.724%
2007 Notes	74,088	(7,073)	01 August 2009	10.724%
2004 Notes	191,142	(23,065)	15 August 2009	14.955%

Total Interest Rate Swaps	$605,271	$(59,091)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss.

The fair values are estimated by the Company using a model which discounts future contractual cash-flows determined based on market conditions (foreign exchange rates, yield curves in the functional currency and in the foreign currency) prevailing on the date of the valuation. The model used by the Company is regularly tested against third party prices for reasonableness. The fair value represents the estimated amounts that the Company would pay or receive to terminate the contracts as of June 30, 2007. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Embedded derivatives

An embedded derivative is an implicit or explicit term within a contract that does not in its entirety meet the definition of a derivative instrument but affects some or all of the cash-flows or the value of other exchanges required by the contract in a manner similar to a derivative. An embedded derivative therefore is a derivative instrument within another contract that is not a derivative. For example a euro denominated operating lease contract that the Company entered into for a given period of time will give rise to foreign currency exposure for that period since the Company will need to buy euro from its functional currency, the forint, thereby having an impact on cash-flows. Therefore the series of foreign exchange forward contracts are embedded in the lease agreement, the host contract, which needs to be bifurcated and evaluated separately.

Embedded derivatives are separated from the host contract and accounted for separately if (i) the economic characteristics and risks of the host contract and the embedded derivative are not closely related; (ii) a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative; and (iii) the combined instrument is not measured at fair value. Changes in the fair value of separable embedded derivatives are recognized immediately in the statement of operations.

The Company reviews its material contracts regularly to identify embedded derivatives which require bifurcation from the host contract.

The following table summarizes the fair values of the embedded derivatives as of June 30, 2007:

	June 30, 2007	December 31, 2006 As Restated
	(in thousands)
Embedded derivatives	$347	$(935)

(6)	Losses from Fair Value Changes on Warrants

In May 1999, the Company issued notes (the “Notes”) that were issued in an aggregate amount of $25 million with detachable warrants (the “Warrants”) to purchase 2,500,000 shares of common stock of the Company at a price of $10 per share. The Notes accrued interest at the USD LIBOR rate applicable for the six months interest period plus 3.5%. The Notes matured in March 2007 and were canceled upon the exercise of the Warrants by TDC on March 28, 2007.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recorded a non-cash expense of $15.1 million for the first quarter 2007 relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the Warrants. The fair market value was determined using the Black-Scholes option pricing formula as of the exercise date of the Warrants. Upon exercise, the fair market value of the Warrants of $53.1 million was recorded to the Company’s Additional Paid-In Capital.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(7)	Stock Based Compensation

In May 2004 the Company’s stockholders approved the Company’s 2004 Long-Term Incentive Plan (the “2004 Plan”) which provided for the issuance of an aggregate of 1,000,000 shares. Upon adoption of the 2004 Plan, the Company agreed not to issue any more options from either its stock option plan originally established in 1992 (the “1992 Plan”) or its director stock option plan (the “Directors’ Plan”). As a result, in May 2004, 424,410 shares reserved under the 1992 Plan and 120,000 shares reserved under the Directors’ Plan were transferred to the 2004 Plan. Shares reserved for outstanding awards but unused under the 1992 Plan and the Directors’ Plan are transferred to the 2004 Plan. As of June 30, 2007, 745,590 gross shares were issued upon option exercises and options to purchase 80,000 shares were still outstanding under the 1992 Plan. As of June 30, 2007, 30,000 gross shares were issued upon option exercises and options to purchase 100,000 shares were still outstanding under the Directors’ Plan.

During April 2007, two former directors exercised options to purchase 20,000 shares of common stock at $9.44 per share. The directors exercised the options using the net share settlement feature (see below) of the Directors’ Plan. As a result, the individuals remitted 4,211 shares each to the Company to settle the option exercise price and the individuals each received 5,789 shares of common stock. During March 2007, a former director exercised options to purchase 100,000 shares of common stock at $4.72 per share and 100,000 shares of common stock at $7.46 per share. The former director exercised the options using the net share settlement feature (see below) of the Plan. As a result, the director remitted 24,494 and 34,299 shares, respectively to the Company to settle the option exercise prices and received 75,506 and 65,701 shares of common stock, respectively. During January 2006, officers of the Company exercised options to purchase 25,000 shares of common stock at $4.86 per share. The officers exercised the options using the net share settlement feature (see below) of the Plan. As a result, the officers remitted 14,796 shares to the Company to settle the option exercise prices and related taxes and the oficers received 10,204 shares of common stock.

Effective October 1, 2004, the Company’s Board of Directors amended the 1992 Plan and the Directors’ Plan to allow the remaining options outstanding under such plans to be governed by terms similar to those contained in the 2004 Plan with respect to the exercise of options, tax withholding and the period in which option holders no longer associated with the Company could exercise their options. Holders of options under the 2004 Plan may exercise their outstanding options and pay the exercise price, in whole or in part, pursuant to a net share settlement feature. In certain circumstances, option holders may also elect to have a portion of such shares issuable upon exercise withheld for the payment of taxes attributable to the option exercise. As a result of such amendments, effective October 1, 2004, the Company accounted for all of its outstanding options under the variable method of accounting. The variable method of accounting required the Company to accrue an expense or benefit as the market price of the Company’s common stock changed. Upon the adoption of SFAS 123R, the Company ceased utilizing the variable method of accounting.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

In May 2007 the Company issued a total of 6,000 shares of common stock to three directors of the Board of Directors for their service for the 2007/2008 Board term under the terms of the 2004 Plan. In addition, 500 shares of common stock were issued in May 2007 to one director for his services during the 2006/2007 Board term.

The Company issued a total of 7,500 shares of common stock to four directors of the Board of Directors for their service for the 2006/2007 Board term under the terms of the 2004 Plan. 1,500 of those shares were subsequently cancelled due to a resignation in September 2006.

For the three and six months ended June 30, 2007, the Company recognized expenses of $39,000 and $63,000, respectively, as a result of certain stock grants from the 2004 Plan to members of the Board of Directors. For the three and six months ended June 30, 2006, the Company recognized an expense of $24,000 and $50,000, respectively, as a result of certain stock grants from the 2004 Plan to members of the Board of Directors

The following is a summary of stock options under the Plans, referred to above, which were granted, were exercised and have expired for the six months ended June 30, 2007:

	Outstanding Options	Weighted Average Exercise Price
December 31, 2006	801,284	$9.01
Granted	20,000	$14.64
Exercised	(220,000)	$6.39
Cancelled	(31,284)	$7.55
June 30, 2007	570,000	$10.30

All options granted during the period were fully vested upon issuance.

The following table summarizes information about shares subject to outstanding options as of June 30, 2007, which were issued to current or former employees or directors pursuant to the 2002 Plan, Directors’ Plan or the 2004 Plan.

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
40,000	$4.72-$4.72	$4.72	4.50	40,000	$4.72
80,000	$5.78-$6.78	$6.22	3.29	80,000	$6.22
200,000	$7.46-$9.39	$9.00	6.30	200,000	$9.00
175,000	$10.89-$13.01	$12.77	7.32	175,000	$12.77
75,000	$14.64-15.62	$15.36	8.77	75,000	$15.36

570,000	$4.72-$15.62	$10.30	6.39	570,000	$10.30

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The aggregate intrinsic value, which represents the amount by which the fair value of the Company’s common stock exceeds the option exercise prices, was $4,905,000 and $5,532,000 as of December 31, 2006 and June 30, 2007, respectively.

The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2007 was $12.01 per share. The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2006 was $8.93 per share. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 was $3,288,000. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $267,000. Compensation expense related to granted stock options has been recorded in selling, general and administrative expenses.

(8)	Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses by type for the three and six month periods ended June 30, 2007:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
	(as restated)		(as restated)
	(in thousands)
Personnel expenses	$16,555	$5,634	$22,877	$12,057
Other administrative expenses	3,887	1,563	5,543	3,128
Advertising and marketing costs	1,462	576	2,224	825
Network operating expenses	8,469	4,360	13,299	8,765
IT costs	1,580	619	2,186	1,172
Other taxes	579	325	845	645
Bad debt and collection costs	1,893	139	1,522	278
Legal, audit and consultant fees	59	1,317	1,264	2,091
Management fees	17	—	17	0
Other operating expenses	851	817	1,983	1,178

Total for segments	$35,352	$15,350	$51,761	$30,137

Backbone rental expenses	(4,255)	(2,325)	(7,225)	(4,645)
Network operating expenses	(3,980)	(1,533)	(5,575)	(4,122)
Direct personnel expenses	(3,426)	(1,590)	(5,405)	(3,152)

Total selling, general and administrative expenses	$23,691	$9,902	$33,556	$18,218

Personnel expenses for the six months ended June 30, 2007 include restructuring expenses of $5.6 million relating to the reorganization following the Invitel Acquisition.

Bad debt and collection costs for the six months ended June 30, 2007 include one-off bad debt expenses as a result of additional provision made at PanTel in the amount of $1.2 million.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Legal, audit fees and consultant expenses for the six months ended June 30, 2007 include Sarbanes-Oxley and compliance expenses amounting to $1.0 million.

Other operating expenses for the six months ended June 30, 2007 include integration costs of $1.0 million, due diligence expenses of $0.4 million and a provision for unused vacation days in the amount of $1.0 million.

(9)	Segment Disclosures

The Company’s main operating segments are: Mass Market Voice; Mass Market Internet, Business and Wholesale. The Company’s chief operating decision maker monitors the revenue streams of these segments and operations are managed and financial performance is evaluated based on the delivery of services to customers over an integrated network.

Mass Market Voice. The Mass Market Voice segment comprises revenue and gross margin generated from the fixed line voice and voice-related services provided to mass market customers in the historical concession areas and outside the historical concession areas. Mass Market Voice revenue includes time-based variable charges for calls to Hungarian wireless phones, local, long distance and international call charges; interconnect charges on calls terminated in the Company’s network; monthly fees for value added services; subsidies; one-off connection and new service fees; and monthly subscription fees for packages with built-in call minutes. Mass Market Voice revenue in the historical concession areas also includes access calls to dial-up ISPs’ networks at local call tariffs and revenue from providing DSL access to third party ISPs, but revenue from bundled Internet call and Internet services is recorded in the Mass Market Internet segment.

Mass Market Internet. The Mass Market Internet segment comprises revenue and gross margin generated from dial-up and DSL Internet connections provided to mass market customers nationwide both inside and outside the historical concession areas. Mass Market Internet comprises dial-up revenue, which is generated through a combination of time based and access fees, and DSL revenue, which is generated through a variety of monthly packages.

Business. The Business segment comprises revenue and gross margin generated from the fixed line voice, data and Internet services provided to business, government and other institutional customers nationwide. Business revenue includes access charges; monthly subscription fees; time-based variable charges for local, long distance and international call charges as well as time-based charges for calls to Hungarian wireless phones; interconnect charges on calls terminated in the Company’s network; monthly fees for value added services; and Internet access packages and regular data transmission services, including leased line, Internet and data transmission services which is comprised of fixed monthly rental fees based on the capacity/bandwidth of the service and the distance between the endpoints of the customers.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Wholesale. The Wholesale segment comprises revenue and gross margin generated from voice and data services provided on a wholesale basis to other operators and service providers. Wholesale revenue includes rental payments for high bandwidth services, which are based on the bandwidth of the service and the distance between the endpoints of the customers, and voice transit charges from other Hungarian and international telecommunications service providers, which are based on the number of minutes transited.

The revenue and gross margin by these segments for the three and six month periods ended June 30 were as follows:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
	(as restated)		(as restated)
	(in thousands of $)
Revenue:
Mass Market Voice	$25,456	$7,755	$34,333	$15,972
Mass Market Internet	8,357	727	9,503	1,350
Business	28,590	16,177	43,225	32,198
Wholesale	30,447	22,577	54,927	43,174

Total Revenue	$92,850	$47,236	$141,988	$92,694
Cost of sales:
Mass Market Voice	$4,487	$937	$6,355	$1,771
Mass Market Internet	1,396	9	1,454	10
Business	7,962	4,882	12,479	9,413
Wholesale	16,203	12,996	28,361	23,713

Total allocated to segments	$30,048	$18,824	$48,649	$34,907

Backbone rental expenses	4,255	2,325	7,225	4,644
Network operating expenses	3,980	1,533	5,575	4,121
Direct personnel expenses	3,427	1,590	5,405	3,151

Total Cost of sales	$41,710	$24,272	$66,854	$46,823
Gross margin:
Mass Market Voice	$20,969	$6,818	$27,978	$14,201
Mass Market Internet	6,961	718	8,049	1,340
Business	20,628	11,295	30,746	22,785
Wholesale	14,244	9,581	26,566	19,461

Total allocated to segments	$62,802	$28,412	$93,339	$57,787

Backbone rental expenses	(4,256)	(2,325)	(7,225)	(4,644)
Network operating expenses	(3,980)	(1,533)	(5,575)	(4,121)
Direct personnel expenses	(3,426)	(1,590)	(5,405)	(3,151)

Total Gross margin	$51,140	$2,964	$75,134	$45,871

(10)	Subsequent Events

On July 6, 2007 the Company entered into an agreement with Tele2, the Sweden based alternative telecom operator, to purchase the Hungarian business of Tele2 (“Tele2 Hungary”). The purchase price for Tele2 Hungary will be payable in cash and is based on an enterprise value of EUR 4 million adjusted for the net debt and net working capital levels of Tele2 Hungary at the time of completion of the transaction. The closing of the transaction is subject to customary closing conditions, including the approval of the Hungarian Competition Office.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

On June 11, 2007, the Company agreed with the Hungarian Trade Unions representing 22% of the Company’s Hungarian-based employees on the key provisions of a workforce reduction plan, pursuant to which the Company will reduce its workforce by approximately 200 employees, which represents about 14% of the Company’s workforce. The workforce reduction is a result of the Invitel Acquisition, which has resulted in a duplication of jobs. The Company expects to complete this workforce reduction by the end of August 2007 and estimates that the one-time termination costs associated with this workforce reduction will be approximately 900 million Hungarian forints (approximately U.S. $4.9 million), which costs are payable in cash in 2007 and will affect the Company’s 2007 reported results.

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

•	Our ability to integrate Invitel’s operations into the Company and to realize anticipated benefits from the business combination;

•	Our ability to effectively manage and otherwise monitor our operations, costs, regulatory compliance and service quality;

•	Our ability to effectively manage our operating expenses, capital expenses and reduce or refinance our debt;

•	Our dependence on cash flow from our Hungarian subsidiaries and certain restrictions on their ability to pay dividends to the parent company;

•	Our ability to comply with existing and newly implemented Hungarian regulatory regimes;

•	Changes in the competitive and regulatory framework in which we operate;

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

•

The overall effect of competition from wireless service providers, other wireline carriers, cable television operators, ISPs and others in the markets that we currently compete in and in the markets that we may enter into;

•	The effects of greater than anticipated competition from other companies in our industry and our ability to retain our market share;

•	Changes in consumer preferences for different telecommunication technologies, including trends toward wireless and cable substitution;

•	Our ability to generate growth or profitable growth;

•	Regulatory developments with respect to tariffs, conditions of interconnection and customer access;

•	Our ability to control our capital expenditures and other costs;

•	Material changes in available technology and the effects of such changes including product substitutions and deployment costs;

•	Our ability to retain key employees;

•	Changes in European Union laws and regulations, which may require Hungary and other countries to revise their telecommunications laws;

•	Political changes in Hungary;

•	The final outcome of certain legal proceedings affecting us;

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Overview

We are the second largest fixed line telecommunications services provider in Hungary and the incumbent provider of fixed line telecommunications services to residential and business customers in our 14 historical concession areas, where we have a dominant market share. We are also the number one alternative fixed line operator outside our historical concession areas.

The 14 combined historical concession areas are geographically clustered and cover an estimated 2.1 million people, representing approximately 21% of Hungary’s population. Outside our historical concession areas, we believe that we are well positioned to continue to grow our revenue and market share using our owned state-of-the-art backbone network, our experienced sales force and our comprehensive portfolio of services. Our extensive backbone network (comprising approximately 7,152 route kilometers) provides us with nationwide reach, allowing business customers to be connected directly to our network to access voice, data and Internet services outside our historical concession areas.

We have a diversified revenue and cash flow base, making us less susceptible to market pressures in any particular market. For the six months ended June 30, 2007, we derived approximately 24.2% of our revenue from Mass Market Voice, 6.7% from Mass Market Internet, 30.4% from Business and 38.7% from Wholesale.

We provide telecommunications services in Hungary through our Hungarian operating subsidiaries: Invitel; Hungarotel; PanTel; PanTel Technocom and Euroweb Hungary. We also provide Internet and data services to business customers in Romania through our Romanian subsidiary, Euroweb Romania.

Invitel is a telecommunications services provider in Hungary and the incumbent provider of fixed line telecommunications services to residential and business customers in its 9 historical concession areas, where it has a dominant market share. Invitel also provides fixed line telecommunications services as an alternative operator in the remainder of Hungary either by connecting Business customers to its backbone network or through the use of carrier pre-selection or wholesale DSL services for Mass Market customers. Invitel also offers voice and data services to other telecommunication operators on a wholesale basis.

Hungarotel principally provides fixed line voice and Internet services to Mass Market customers within its 5 historical concession areas where it is the incumbent provider of telecommunication services.

PanTel owns a nationwide fiber optic network in Hungary and competes primarily with T-Com, the former national monopoly, in the provision of voice, data and Internet services to business customers throughout Hungary. PanTel also serves Mass Market customers outside Hungarotel’s historical concession areas. PanTel also uses its network capacity to transport voice, data and Internet traffic on a wholesale basis for other telecommunications service providers, and Internet Service Providers (“ISPs”) on a wholesale basis. PanTel’s network extends into most other countries in the Central and Eastern European region where we have owned points of presence (“POPs”).

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

PanTel Technocom provides telecommunications service to MOL (the Hungarian oil company) and operates and maintains various parts of MOL’s telecommunications network.

As of June 30, 2007, we had approximately 419,000 telephone lines connected to our network within our combined 14 historical concession areas to service Mass Market customers and we had approximately 293,000 Mass Market customers outside our combined historical concession areas connected through either carrier pre-selection (“CPS”), carrier selection (“CS”) or local loop unbundling (“LLU”). This is compared to June 30, 2006 when Hungarotel had approximately 132,000 telephone lines in service within its historical concession areas to service Mass Market customers, and PanTel had approximately 59,000 Mass Market customers connected through indirect access outside the Hungarotel historical concession areas. In total we had a 273% increase in the customer connections in the Mass Market segment from approximately 191,000 to approximately 712,000.

The number of Mass Market broadband DSL connections has increased significantly, from approximately 6,000 as of June 30, 2006 to approximately 111,000 as of June 30, 2007. This increase is primarily the result of the Invitel Acquisition.

In the Business segment we had approximately 82,000 customers (including approximately 8,000 serviced through CPS and LLU) as of June 30, 2007 compared to approximately 39,000 contracts (including approximately 8,000 serviced through CPS and LLU) as of June 30, 2006.

Our goal is to provide customers with good value telecommunications services coupled with exceptional service and to be a cost efficient telecommunications service provider. Our primary risk is our ability to retain existing customers and attract new customers in a competitive market. Our success depends upon our operating and marketing strategies, as well as market acceptance of telecommunications services within Hungary.

On July 6, 2007 we entered into an agreement with Tele2, the Swedish-based alternative telecom operator, to purchase the Hungarian business of Tele2 (“Tele2 Hungary”). The purchase price for Tele2 Hungary will be payable in cash and is based on an enterprise value of EUR 4 million adjusted for the net debt and net working capital levels of Tele2 Hungary at the time of completion of the transaction. The closing of the transaction is subject to customary closing conditions, including the approval of the Hungarian Competition Office.

We will continue to explore other strategic merger, acquisition or alliance opportunities. In addition, we will also continuously review our service portfolio to identify service opportunities that can enhance our competitive position.

Comparison of Three Months Ended June 30, 2007 and Three Months Ended June 30, 2006

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2007 was 184.29, compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended June 30, 2006 of 211.98. When comparing the three months ended June 30, 2007 to the three months ended June 30, 2006, you should note that all U.S. dollar reported amounts

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

have been affected by this 13% appreciation in the Hungarian forint against the U.S. dollar. Results have also been affected by the inclusion of Invitel’s results since April 27, 2007, the date of the Invitel Acquisition. Certain 2006 amounts have been restated. See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

Revenue

	Three Months Ended June 30,
(dollars in millions)	2007	2006	% change
		As restated
Mass Market Voice	$25,456	$7,755	228%
Business	28,590	16,177	77%
Mass Market Internet	8,357	727	1050%
Wholesale	30,447	22,577	35%

Total Revenue	92,850	47,236	97%
Cost of Sales	(30,048)	(18,824)	(60%)

Segment Gross Margin	$62,802	$28,412	121%
Segment Gross Margin %	67.64%	60.15%

Our revenue increased in U.S. dollar terms by $45.6 million, or 97%, between the three months ended June 30, 2007 and the three months ended June 30, 2006. In functional currency terms revenue increased by 73%. The increase, in functional currency terms, is attributable to the factors described below.

Mass Market Voice

Our Mass Market Voice revenue for the three months ended June 30, 2007 was $25.5 million compared to $7.8 million for the three months ended June 30, 2006, representing an increase of $17.7 million or 228%. This increase is mainly due to the inclusion of Invitel’s results for two months and the 13% appreciation in the Hungarian forint against of the U.S. dollar, offset in part by an increase in Hungarotel’s Mass Market Voice revenue compared to the prior year.

The inclusion of two months of Invitel results for the three months ended June 30, 2007 added $16.2 million in Mass Market Voice revenue. The number of lines within Invitel’s historical concession areas was 302,869 as of June 30, 2007 and the number of Invitel’s CPS customer contracts that represents Invitel’s customer base outside its historical concession areas was approximately 211,000 as of June 30, 2007.

Our Mass Market Voice revenue, after eliminating the impact of the Invitel Acquisition, in functional currency terms has increased by 4%. This increase is mainly due to an increase in our out of concession Mass Market Voice revenue. We experienced a significant increase in the usage of our CS and CPS services. As of June 30, 2007, we had approximately 80,000 indirect access lines (including active CS and CPS lines, and LLU connections) compared to approximately 59,000 lines as of June 30, 2006, representing a 36% increase. This increase was partly offset by the approximately 12% decrease in the number of lines within the Hungarotel historical concession areas from approximately 132,000 as of June 30, 2006, to approximately

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

116,000 as of June 30, 2007. Furthermore, there was a reduction in traffic as a result of the continued competition from wireless telephone providers and the competition from other service providers, such as cable television operators.

Business

Our Business revenue for the three months ended June 30, 2007 was $28.6 million compared to $16.2 million for the three months ended June 30, 2006, representing a $12.4 million or 77% increase. The increase was primarily due to the inclusion of two months of Invitel’s revenue and the 13% appreciation in the Hungarian forint against the U.S. dollar, offset by a decrease in Business revenue in PanTel.

The inclusion of two months of Invitel results in the three months ended June 30, 2007 added $13.7 million in Business revenue. At Invitel, the number of lines of business customers in-concession was approximately 35,000 as of June 30, 2007 and the number of business customer contracts outside the historical concession areas was approximately 3,100 as of June 30, 2007.

PanTel Business revenue in functional currency terms has decreased by approximately 20%, mainly due to the following factors: (i) a government contract was not renewed and we experienced a price reduction on two significant contract renewals between the two periods that resulted in lost recurring revenue of $1.57 million during the three month period; and (ii) wireless substitution. At PanTel, the number of lines of business customers in-concession changed from 12,762 as of June 30, 2006 to 12,800 as of June 30, 2007 and the number of business customers out of concession has increased by 17.1% to approximately 31,200 as of June 30, 2007 from approximately 26,600 as of June 30, 2006.

Mass Market Internet

Our Mass Market Internet revenue increased by $7.7 million from $0.7 million for the three months ended June 30, 2006 to $8.4 million for the three months ended June 30, 2007. This increase is primarily due to (i) the inclusion of two months of Invitel’s Mass Market Internet revenue for the three months ended June 30, 2007, which resulted in $7.0 million of revenue between the two periods and (ii) the 13% appreciation in the Hungarian forint against the U.S. dollar.

The $7.0 million of revenue, provided by the inclusion of two months of Invitel’s Mass Market Internet revenue was generated by the approximately 96,000 broadband DSL Internet services subscribers of Invitel as of June 30, 2007.

Our Mass Market Internet revenue in functional currency terms, without the increasing effect of the Invitel Acquisition, increased by 64% from the three months ended June 30, 2006 to the three months ended June 30, 2007. This increase is due to a focus on increasing the broadband DSL Internet service penetration rate, both inside and outside of the Hungarotel historical concession areas, which resulted in an increase in the number of broadband DSL Internet service endpoints from approximately 6,000 endpoints as of June 30, 2006 to approximately 15,000 endpoints as of June 30, 2007, which represents a 150% increase between the two periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Wholesale

Our Wholesale revenue increased by $7.8 million or 35% from $22.6 million during the three months ended June 30, 2006 to $30.4 million for the three months ended June 30, 2007. This increase is primarily attributable to (i) the inclusion of two months of Invitel’s Wholesale revenue for the three months ended June 30, 2007, which resulted in an additional $5.6 million of revenue between the two periods; and (ii) the 13% appreciation in the Hungarian forint against the U.S. dollar.

Excluding Invitel, our Wholesale revenue in functional currency terms decreased by 4% compared to the prior period. This is due to the decrease in Wholesale voice revenue partly offset by an increase in revenue generated from data network services.

Cost of Sales

	Three Months Ended June 30,
(dollars in millions)	2007	2006
		As Restated
Segment Cost of sales	$30.0	$18.8

Cost of sales, at the segment level, totaled $30.0 million and $18.8 million during the three months ended June 30, 2007 and 2006, respectively, and showed an increase of $11.2 million or 60%. This increase is mainly attributable to (i) the inclusion of two months of Invitel’s cost of sales during the three months ended June 30, 2007, which resulted in an additional $13.3 million of cost between the two periods; and (ii) the 13% appreciation in the Hungarian forint against the U.S. dollar.

In functional currency terms, the cost of sales of Hungarotel and PanTel decreased by 14% as a consequence of the reduction in overall revenue of Hungarotel and PanTel.

Gross Margin

	Three Months Ended June 30,
(dollars in millions)	2007	2006
		As Restated
Segment Gross margin	$62.8	$28.4

Our segment gross margin increased from $28.4 million for the three months ended June 30, 2006 to $62.8 million for the three months ended June 30, 2007, an increase of $34.4 million or 121%. This increase is primarily due to the inclusion of two months of Invitel’s gross margin during the three months ended June 30, 2007, which resulted in an additional gross margin of $31.1 million, and the 13% appreciation in the Hungarian forint against the U.S. dollar.

Our segment gross margin percentage increased from 56.8% in the three months ended June 30, 2006 to 69.9% in the three months ended June 30, 2007. This increase is primarily due to the inclusion of Invitel during the three months ended June 30, 2007 as Invitel has a higher gross margin percentage (70.1% on average for the two month period included in our results) than the Company had prior to the Invitel Acquisition.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

In addition to the segment gross margin, consolidated gross margin includes backbone rental expenses, network operating expenses and direct personnel expenses which increased as a result of the inclusion of the results of Invitel for two months.

Selling, General and Administrative

	Three Months Ended June 30,
(dollars in millions)	2007	2006
		As Restated
Segment selling, general and administrative	$35.4	$15.4

Our selling, general and administrative expenses, at the segment level, increased by $20.0 million from $15.4 million to $35.4 million during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This 130% increase is attributable to (i) the inclusion of selling, general and administrative expenses of Invitel for two months during the three months ended June 30, 2007, which resulted in an increase of $13.0 million; (ii) expenses incurred as a result of the Invitel Acquisition, including restructuring costs of $5.6 million and integration expenses of $1.0 million; (iii) an increase in bad debt expenses of $1.2 million and (iv) the 13% appreciation of the Hungarian forint against the U.S. dollar.

Depreciation and Amortization

	Three Months Ended June 30,
(dollars in millions)	2007	2006
Depreciation and amortization	$18.0	$6.3

Depreciation and amortization increased by $11.7 million from $6.3 million to $18.0 million during the three months ended June 30, 2007 compared to the same period in 2006. This increase is mainly due to (i) the inclusion of two months of Invitel’s depreciation and amortization charges during the three months ended June 30, 2007, which resulted in an additional $9.6 million of depreciation and amortization expense between the two periods; (ii) the depreciation of prior year capital expenditures of Hungarotel and PanTel, which resulted in $1.0 million higher depreciation and amortization charges and (iii) the 13% appreciation in the Hungarian forint against the U.S. dollar.

Income from Operations

	Three Months Ended June 30,
(dollars in millions)	2007	2006
		As Restated
Income from operations	$9.5	$6.8

As a result of the factors described above, income from operations increased by $2.7 million or 40% from $6.8 million to $9.5 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Foreign Exchange Gains (Losses), Net

	Three Months Ended June 30,
(dollars in millions)	2007	2006
Foreign exchange gains (losses), net	$3.5	$(8.4)

Our foreign exchange gains for the three months ended June 30, 2007 resulted primarily from the $1.1 million unrealized foreign exchange gains due to the strengthening of the Hungarian forint against the U.S. dollar during the period and the $2.4 million foreign exchange gain at Invitel related to the revaluation of borrowings, which is due to the appreciation of the Hungarian forint against the U.S. dollar in the two month period ended June 30, 2007.

The Company’s foreign exchange losses for the three months ended June 30, 2006 resulted primarily from the weakening of the Hungarian forint against the euro on the Company’s average EUR 132.5 million denominated debt outstanding during the period.

Interest Expense

	Three Months Ended June 30,
(dollars in millions)	2007	2006
Interest expense	$14.4	$3.7

Interest expense increased by $10.7 million from $3.7 million for the three months ended June 30, 2006 to $14.4 million for the three months ended June 30, 2007. This increase is mainly due to (i) the inclusion of Invitel’s interest expense from April 27, 2007 to June 30, 2007, which resulted in an additional $7.2 million of interest charges; and (ii) the 13% appreciation in the Hungarian forint against the U.S. dollar. See “Liquidity and Capital Resources” section below.

Interest Income

	Three Months Ended June 30,
(dollars in millions)	2007	2006
Interest income	$0.2	$0.3

Interest income decreased by $0.1 million from $0.3 million to $0.2 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to the inclusion of two months of Invitel’s interest income; offset by (ii) the decrease in interest income at Hungarotel and PanTel, which is due to the lower average cash deposit levels during the period.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Gains (Losses) from Fair Value Changes of Derivative Financial Instruments

	Three Months Ended June 30,
(dollars in millions)	2007	2006
		As Restated
Fair value changes of derivatives	$(21.8)	$2.0

The $21.8 million loss on the fair value changes of derivatives for the three months ended June 30, 2007 is primarily due to changes in the unrealized fair value of the hedges entered into in connection with the debt assumed as part of the Invitel Acquisition.

Losses from Fair Value Changes on Warrants

	Three Months Ended June 30,
(dollars in millions)	2007	2006
		As Restated
Fair value changes on Warrants	$—	$2.9

In May 1999, the Company issued notes (the “Notes”) that were issued in an aggregate amount of $25 million with detachable warrants (the “Warrants”) to purchase 2,500,000 shares of common stock of the Company at a price of $10 per share. The Notes matured and were canceled upon the exercise of the warrants by TDC, the Company’s majority stockholder, on March 28, 2007.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has recorded a non-cash expense of $2.9 million for the three months ended June 30, 2006, relating to the change in the fair value of the Warrants primarily driven by the change in the Company’s stock price during the period. The fair market value was determined using the Black-Scholes option pricing formula as of the exercise date of the Warrants. The cumulative adjustment to the fair market value of the Warrants was reflected in the Company’s Additional Paid-In Capital upon exercise of the Warrants.

Loss on Extinguishment of Debt

	Three Months Ended June 30,
(dollars in millions)	2007	2006
Loss on extinguishment of debt	$(2.8)	$—

In connection with the Invitel Acquisition on April 27, 2007, the Company completed the issuance of EUR 200 million aggregate principal amount of floating rate senior notes maturing in 2013 (the “2007 Notes”), the proceeds of which were used to partly finance the Invitel Acquisition and to refinance the indebtedness of the Company’s subsidiaries Hungarotel and PanTel. The loss on extinguishment of debt relating to this refinancing mainly included bank charges in connection with the repayment of the credit facility loans of Hungarotel and PanTel.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Income Tax Benefit / (Expense)

	Three Months Ended June 30,
(dollars in millions)	2007	2006
		As Restated
Current tax expense:	$(1.0)	$(1.2)

Corporate tax expense	1.0	(0.1)
Local business tax	(2.0)	(1.1)
Deferred tax benefit	10.8	0.6

Total income tax benefit / (expense)	$9.8	$(0.5)

Our income taxes changed by $10.3 million from an expense of $0.5 million for the three months ended June 30, 2006 to a benefit of $9.8 million for the three months ended June 30, 2007, primarily due to the increase in deferred tax assets relating to the loss on the fair value change of our derivatives, offset in part by (ii) the inclusion of two months of Invitel’s income tax expense; (iii) an increase in income taxes expenses at Hungarotel and PanTel and (iv) the 13% appreciation in the Hungarian forint against the U.S. dollar.

Net Income Attributable to Common Stockholders

	Three Months Ended June 30,
(dollars in millions)	2007	2006
		As Restated
Net income / (loss) attributable to common stockholders	$(16.1)	$(0.3)

As a result of the factors discussed above, the Company recorded a net loss attributable to common stockholders of $16.1 million, or $1.00 per basic share and on a diluted basis, for the three months ended June 30, 2007 compared to a net loss attributable to common stockholders of $0.3 million, or $0.03 per basic share and on a diluted basis, for the three months ended June 30, 2006. The increase in our net loss is primarily attributable to higher interest expense and a loss on derivative financial instruments, which offset a higher gross margin.

Comparison of Six Months Ended June 30, 2007 and Six Months Ended June 30, 2006

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2007 was 188.53, as compared to an average Hungarian forint/U.S. dollar exchange rate for the six months ended June 30, 2006 of 211.77. When comparing the six months ended June 30, 2007 to the six months ended June 30, 2006, you should note that all U.S. dollar reported amounts have been affected by this 11% appreciation in the Hungarian forint against the U.S. dollar. Results have also been affected by the inclusion of Invitel’s results since April 27, 2007, the date of the Invitel Acquisition. Certain 2006 amounts have been restated. See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Revenue

	Six Months Ended June 30,
(dollars in millions)	2007	2006	% change
		As restated
Mass Market Voice	$34,333	$15,972	115%
Business	43,225	32,198	34%
Mass Market Internet	9,503	1,350	604%
Wholesale	54,927	43,174	27%

Total Revenue	141,988	92,694	53%
Cost of Sales	(48,649)	(34,907)	(39%)

Segment Gross Margin	$93,339	$57,787	62%
Segment Gross Margin %	65.74%	62.34%

Our revenue increased by $49.2 million or 53%, between the six months ended June 30, 2007 and the six months ended June 30, 2006. In functional currency terms revenue increased by 36%. The increase in revenue, in functional currency terms, is attributable to the factors described below.

Mass Market Voice

Our Mass Market Voice revenue for the six months ended June 30, 2007 was $34.3 million compared to $16.0 million for the six months ended June 30, 2006, which represents an increase of $18.3 million or 115%. This increase is mainly attributable to the inclusion of two months of Invitel’s Mass Market Voice revenue during the six months ended June 30, 2007 and the 11% appreciation in the Hungarian forint against the U.S. dollar.

The inclusion of Invitel in the Company’s consolidated results for the six months ended June 30, 2007 added $16.2 million in Mass Market Voice revenue. The number of lines within Invitel’s historical concession areas was 302,869 as of June 30, 2007 and the number of Invitel’s out of concession carrier pre-select customer contracts was approximately 211,000 as of June 30, 2007.

Our Mass Market Voice revenue, after eliminating the impact of the Invitel Acquisition, in functional currency terms has increased by 1% as a result of increased revenue outside the Hungarotel historical concession areas offset by decreased revenue in the Hungarotel historical concession areas. We experienced a significant increase in the usage of our CS and CPS services. As of June 30, 2007, we had approximately 80,000 indirect access lines (including active CS and CPS lines, and LLU connections) compared to approximately 59,000 lines as of June 30, 2006, representing a 36% increase. This increase was partly offset by the approximately 12% decrease in the number of lines within the Hungarotel historical concession areas from approximately 132,000 as of June 30, 2006, to approximately 116,000 as of June 30, 2007. Furthermore, there was a reduction in traffic as a result of the continued competition from wireless telephone providers and the competition from other service providers, such as cable television operators.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Business

Our Business revenue for the six months ended June 30, 2007 was $43.2 million compared to $32.2 million for the six months ended June 30, 2006, representing an increase of $11.0 million or 34%. This increase is mainly attributable to the inclusion of two months of Invitel’s Business revenue during the six months ended June 30, 2007, and the 11% appreciation in the Hungarian forint against the U.S. dollar offset in part by the decrease in PanTel’s Business revenue compared to the previous year.

The inclusion of Invitel’s results during the six months ended June 30, 2007 added $13.7 million in Business revenue. The number of lines of business customers in-concession at Invitel was approximately 35,000 as of June 30, 2007 and the number of business customer contracts outside Invitel’s historical concession areas was approximately 3,100 as of June 30, 2007.

PanTel’s Business revenue, after eliminating the impact of the Invitel Acquisition, in functional currency terms decreased by approximately 18%, mainly due to the following factors: (i) a government contract was not renewed and we experienced a price reduction on two significant contract renewals between the two periods that resulted in lost recurring revenue of $3.14 million during the six month period; and (ii) wireless substitution. These factors were offset in part by the increase in the number of business customer contracts outside our historical concession areas to approximately 31,200 as of June 30, 2007 from approximately 26,600 contracts as of June 30, 2006, representing an increase of 17%.

Mass Market Internet

Our Mass Market Internet revenue increased by $8.1 million from $1.4 million for the period ended June 30, 2006 to $9.5 million for the period ended June 30, 2007. This increase is primarily due to (i) the inclusion of two months of Invitel’s Mass Market Internet revenue during the six months ended June 30, 2007; (ii) the increase in Mass Market Internet revenue of Hungarotel and PanTel and (iii) the 11% appreciation in the Hungarian forint against the U.S. dollar.

The inclusion of Invitel had an impact of $7.0 million additional Mass Market Internet revenue for the six months ended June 30, 2007. As of June 30, 2007 Invitel had approximately 96,000 broadband DSL Internet services subscribers.

Our Mass Market Internet revenue, excluding the impact of the Invitel Acquisition, in functional currency terms, increased by 65% for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006. This increase is due to a focus on increasing the broadband DSL Internet service penetration rate, both inside and outside of the Hungarotel historical concession areas. This increase is due to the increase of broadband DSL Internet service endpoints from approximately 6,000 as of June 30, 2006 to approximately 15,000 endpoints as of June 30, 2007, which represents a 150% increase.

Wholesale

Our Wholesale revenue increased by $11.7 million or 27% from $43.2 million for the six month period ended June 30, 2006 to $54.9 million for the six month period ended June 30, 2007. This increase is primarily attributable to (i) the inclusion of two months of Invitel’s Wholesale revenue during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, which resulted in an additional $5.6 million of revenue between the two periods; and (ii) the 11% appreciation in the Hungarian forint against the U.S. dollar.

Our Wholesale revenue, after the exclusion of the impact of the Invitel Acquisition, has increased by 2% in functional currency terms. This increase is due to two major offsetting factors: (i) the slight decrease of relatively low margin, high volume Wholesale voice revenues; and (ii) an increase in revenues generated from data network services.

Cost of Sales

	Six Months Ended June 30,
(dollars in millions)	2007	2006
		As Restated
Segment Cost of sales	$48.6	$34.9

Cost of sales, at the segment level, totaled $48.6 million and $34.9 million during the six months ended June 30, 2007 and 2006, respectively, and showed an increase of $13.7 million or 39%. This increase is mainly attributable to (i) the inclusion of two months of Invitel’s cost of sales during the six months ended June 30, 2007, which resulted in an additional $13.3 million of cost between the two periods and the (ii) 11% appreciation in the Hungarian forint against the U.S. dollar, which were offset by (iii) the 5% decrease in the cost of sales of Hungarotel and PanTel as a result of the reduction in revenue.

Gross Margin

	Six Months Ended June 30,
(dollars in millions)	2007	2006
		As Restated
Segment Gross margin	$93.3	$57.8

Our segment gross margin increased by $35.5 million from $57.8 million for the six months ended June 30, 2006 to $93.3 million for the six month ended June 30, 2007. This increase is primarily due to the inclusion of two months of Invitel’s gross margin for the six months ended June 30, 2007 and the 11% appreciation in the Hungarian forint against the U.S. dollar.

Our segment gross margin percentage increased from 58.5% in 2006 to 65.7% in 2007, an increase of 7.2%. The reason for this improvement in gross margin percentage is due to the fact that Invitel has a higher gross margin percentage (70.1% on average for the two month period included in our results) than the Company had prior to the Invitel Acquisition.

In addition to the segment gross margin, consolidated gross margin includes backbone rental expenses, network operating expenses and direct personnel expenses which increased as a result of the inclusion of the results of Invitel for two months.

Selling, General and Administrative

	Six Months Ended June 30,
(dollars in millions)	2007	2006
		As Restated
Segment selling, general and administrative	$51.8	$30.1

Our selling, general and administrative expenses, at the segment level, increased by $21.7 million or 72% from $30.1 million to $51.8 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase is attributable to (i) the inclusion of two months of Invitel’s selling, general and administrative expenses, which resulted in an extra $13.0 million of expenses between the two periods; (ii) expenses incurred as a result of the Invitel Acquisition, including restructuring costs of $5.6 million and integration expenses of 1.0 million; (iii) an increase in bad debt expenses of $1.2 million and (iv) the 11% appreciation of the Hungarian forint against the U.S. dollar during the six month period.

Depreciation and Amortization

	Six Months Ended June 30,
(dollars in millions)	2007	2006
Depreciation and amortization	$25.4	$12.6

Depreciation and amortization increased by $12.8 million or 102% during the six months ended June 30, 2007 compared to the same period last year. This increase is mainly due to (i) the inclusion of two months of Invitel’s depreciation and amortization charges for the six months ended June 30, 2007, which resulted in an extra $9.6 million of depreciation and amortization expense; (ii) depreciation of prior year capital expenditures of Hungarotel and PanTel, which resulted in $1.6 million higher depreciation and amortization charges; and (iii) the 11% appreciation in the Hungarian forint against the U.S. dollar.

Income from Operations

	Six Months Ended June 30,
(dollars in millions)	2007	2006
		As Restated
Income from operations	$16.2	$15.1

As a result of the factors described above, income from operations increased by $1.1 million or 7% from $15.1 million to $16.2 million for the six months ended June 31, 2007 compared to the six months ended June 30, 2006.

Foreign Exchange Gains (Losses), Net

	Six Months Ended June 30,
(dollars in millions)	2007	2006
Foreign exchange gains (losses), net	$6.5	$(15.7)

Our foreign exchange gains for the six months ended June 30, 2007 resulted primarily from a $4.1 million foreign exchange gain at Hungarotel and PanTel, which is mainly due to the strengthening of the Hungarian forint against the euro and the U.S. dollar during the six months

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

period ended June 30, 2007, as a result of which the Company recorded foreign exchange gains relating to its euro denominated debt. In addition a $2.4 million foreign exchange gain was recorded at Invitel relating to the revaluation of borrowings as a result of the appreciation of the Hungarian forint against the euro and the U.S dollar during the two months ended June 30, 2007.

The Company’s foreign exchange losses for the six months ended June 30, 2006 resulted primarily from the weakening of the Hungarian forint against the euro on the Company’s euro denominated debt, which amounted to EUR 132.5 million on average during the period. When the non-Hungarian forint debt of our subsidiaries is re-measured into Hungarian forint, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies.

Interest Expense

	Six Months Ended June 30,
(dollars in millions)	2007	2006
Interest expense	$18.2	$7.1

Interest expense increased by $11.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase is mainly due to (i) the inclusion of two months of Invitel’s interest expense for the six months ended June 30, 2007, which resulted in an additional interest charge of $7.2 million and (ii) the 11% appreciation in the Hungarian forint against the U.S. dollar. See “Liquidity and Capital Resources” section below.

Interest Income

	Six Months Ended June 30,
(dollars in millions)	2007	2006
Interest income	$0.5	$0.5

Interest income remained on the same level for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, which is mainly due to two offsetting factors: (i) an increase due to the inclusion of Invitel’s interest income for two months offset by (ii) the decrease in interest income at Hungarotel and PanTel, which is due to the lower average cash deposit levels during the period.

Gains (Losses) from Fair Value Changes of Derivative Financial Instruments

	Six Months Ended June 30,
(dollars in millions)	2007	2006
Gains (losses) from fair value changes of derivative financial instruments	$(65.9)	$5.0

The $65.9 million loss for the six months ended June 30, 2007 is primarily due to the unrealized loss on the fair value changes of hedges entered into in connection with the Invitel Acquisition.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Losses from Fair Value Changes on Warrants

	Six Months Ended June 30,
(dollars in millions)	2007	2006 As Restated

Fair value changes on Warrants	$(15.1)	$2.7

In May 1999, the Company issued notes (the “Notes”) that were issued in an aggregate amount of $25 million with detachable warrants (the “Warrants”) to purchase 2,500,000 shares of common stock of the Company at a price of $10 per share. The Notes matured and were canceled upon the exercise of the warrants by TDC, the Company’s majority stockholder, on March 28, 2007.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has recorded a non-cash expense of $15.1 million and $2.7 million for the six months ended June 30, 2007 and 2006, respectively, relating to the change in the fair value of the Warrants primarily driven by the change in the Company’s stock price during the period. The fair market value was determined using the Black-Scholes option pricing formula as of the exercise date of the Warrants. The cumulative adjustment to the fair market value of the Warrants was reflected in the Company’s Additional Paid-In Capital upon exercise of the Warrants.

Loss on Extinguishment of Debt

	Six Months Ended June 30,
(dollars in millions)	2007	2006
Loss on extinguishment of debt	$(2.8)	$—

In connection with the Invitel Acquisition on April 27, 2007, the Company completed the issuance of EUR 200 million aggregate principal amount of floating rate senior notes maturing in 2013 (the “2007 Notes”), the proceeds of which were used to partly finance the Invitel Acquisition and to refinance the indebtedness of the Company’s subsidiaries Hungarotel and PanTel. The loss on extinguishment of debt relating to this refinancing mainly included bank charges in connection with the repayment of the credit facility loans of Hungarotel and PanTel.

Income Tax Benefit / (Expense)

	Six Months Ended June 30,
(dollars in millions)	2007	2006 As Restated

Current tax expense:	$(3.5)	$(2.2)

Corporate tax expense	(0.1)	(0.2)
Local business tax	(3.4)	(2.0)
Deferred tax benefit	11.5	0.7

Total income tax benefit / (expense)	$8.0	$(1.5)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our income taxes changed by $9.5 million from an expense of $1.5 million for the six months ended June 30, 2006 to a benefit of $8.0 million for the six months ended June 30, 2007, primarily due to (i) the increase in deferred tax assets relating to the loss on the fair value change of our derivatives, offset in part by (ii) the inclusion of two months of Invitel’s income tax expense for the six months ended June 30, 2007, which resulted in an additional $0.4 million of tax expense between the two periods; (iii) an increase in income taxes expenses at Hungarotel and PanTel of $0.9 million and (iv) the 11% appreciation in the Hungarian forint against the U.S. dollar.

Net Income Attributable to Common Stockholders

	Six Months Ended June 30,
(dollars in millions)	2007	2006 As Restated

Net income/(loss) attributable to common stockholders	$(70.8)	$(0.6)

As a result of the factors discussed above, the Company recorded a net loss attributable to common stockholders of $70.8 million, or $4.87 per basic share and on a diluted basis, for the six months ended June 30, 2007 compared to a net loss attributable to common stockholders of $0.6 million, or $0.05 per basic share and on a diluted basis, for the six months ended June 30, 2006. The loss is primarily attributable to the unrealized losses on derivative instruments ($63.7 million) and the non-cash impact of the loss on fair value changes of Warrants ($15.1 million) as described above.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $39.7 million during the six months ended June 30, 2007, compared to $29.6 million generated during the six months ended June 30, 2006. This increase is principally due to the following factors: (i) the inclusion of the operating cash provided by Invitel and (ii) the positive impact of the change in foreign exchange rates during the period.

Net cash used in investing activities was $124.1 million for the six months ended June 30, 2007, compared to $8.7 million for the six months ended June 30, 2006. This increase is due to (i) the Invitel Acquisition, which resulted in a $107.5 million increase in investing cash-flows; and (ii) an increase in capital expenditures of $8.8 million or 98% to $17.8 million during the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 due to the addition of Invitel.

Financing activities provided net cash of $109.5 million during the six months ended June 30, 2007 compared to $12.3 million used during the six months ended June 30, 2006. Cash flows from financing activities for the six months ended June 30, 2007 is due to the refinancing of the Company’s debt in connection with the Invitel Acquisition. Cash flow used in financing activities for the six months ended June 30, 2006 reflects repayments of long-term debt.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our major contractual cash obligations as of June 30, 2007 (at June 30, 2007 exchange rates) are as follows:

Cash Payments Due by Period

($ in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt	$785,127	$33,365	$76,294	$40,506	$634,962
Lease Commitments to Telecommunication Providers	28,456	6,854	10,973	4,536	6,093
Other Operating Leases	5,794	2,768	2,463	487	76
Capital Leases	730	532	198	—	—

Total	$820,107	$43,519	$89,928	$45,529	$641,131

We believe that cash provided by our operating activities and our financing activities will provide adequate resources to satisfy our working capital requirements, scheduled principal and interest payments on debt and anticipated capital expenditure requirements.

Inflation and Foreign Currency

During the first six months of 2007, the Hungarian forint strengthened against the euro and the U.S. dollar, as compared to year-end 2006 levels mainly driven by the interest rate premium of Hungarian government bonds over similar assets in U.S. dollars and in euro. In addition the euro has significantly appreciated against the U.S. dollar, which indirectly further strengthened the forint. Overall this resulted in a foreign exchange gain of $6.5 million for the six months ended June 30, 2007 compared to the net foreign exchange loss of $15.7 million for the six months ended June 30, 2006. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” (Market Risk Exposure below).

Approximately 76% of our total revenues are denominated in Hungarian forint and our operating and other expenses, including capital expenditures, are predominantly in Hungarian forint but also in U.S. dollars and euros. In addition, certain items in the balance sheet accounts are denominated in currencies other than the functional currencies of the operating subsidiaries. Accordingly, when such accounts are translated into the functional currency, we are subject to foreign exchange gains and losses which are reflected as a component of earnings. When the subsidiaries financial statements are translated into U.S. dollars for financial reporting purposes, we are subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

flows to the degree necessary to meet our obligations in currencies other than the Hungarian forint. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” (Market Risk Exposure below).

Related Party Transactions

The net balance of receivables from and payables to related parties totaling a payable in the amount of $1,155,000 at June 30, 2007, represents cumulative preferred stock dividends in arrears payable to TDC in the amount of $808,000, an accrual of $609,000 for the costs for various individuals employed by TDC who have performed work for the Company and a net $262,000 receivable in connection with the transport of international voice, data and Internet traffic over the Company’s and TDC’s respective telecommunications networks for each other and other items.

On March 28, 2007, TDC exercised its warrants to purchase 2,500,000 shares of the Company’s common stock in exchange for notes issued by the Company and held by TDC in the principal amount of $25 million. As of June 30, 2007, TDC owned 64% of the Company’s outstanding common stock and 30,000 shares of preferred stock convertible into 300,000 shares of common stock.

Robert Dogonowski, Jesper Theill Eriksen, Carsten Dyrup Revsbech and Henrik Scheinemann, current directors of the Company, are officers of TDC. Torben V. Holm was an employee of TDC when he served as the Company’s President and Chief Executive Officer and as the head of management’s executive committee. Alex Wurtz was also an employee of TDC when he served as the Company’s head of Corporate Business Development and as a member of management’s executive committee.

For Mr. Holm, the Company paid TDC EUR 975,171 (approximately $1,313,000) for Mr. Holm’s services for the period from May 2005 through April 2007. The Company was also responsible for paying other costs pertaining to Mr. Holm, including lodging in Budapest and for certain of Mr. Holm’s travel costs back to his home in Denmark.

For Mr. Wurtz, the Company paid TDC EUR 498,707 (approximately $671,000) for Mr. Wurtz’s services for the period from June 2005 through April 2007. The Company was also responsible for paying Mr. Wurtz’s lodging in Budapest.

In addition to the services of Mr. Holm and Mr. Wurtz, three employees of TDC performed financial controlling services for the Company. The Company reached an agreement with TDC to pay approximately $189,000 for such services. TDC also provided services for the Company in connection with certain strategic projects, including services in connection with the Company’s acquisition of Invitel. For such services, the Company has agreed to reimburse TDC approximately $420,000.

All of the directors of the Company are covered by a directors and officers liability policy taken out by TDC. As of June 30, 2007, the Company had approximately $159,000 in expenses for the Company’s portion of the overall premium paid by TDC.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The Company has agreements in place with TDC and its subsidiaries, pursuant to which TDC and the Company transport international voice, data and Internet traffic for each other over their respective telecommunications networks. For the three months ended June 30, 2007 and 2006, the Company transported these services for TDC in the amount of approximately $539,000 and $480,000, respectively, pursuant to such agreements. For the six months ended June 30, 2007 and 2006, the Company transported these services for TDC in the amount of approximately $1,057,000 and $837,000 respectively, pursuant to such agreements. For the three months ended June 30, 2007 and 2006, the Company agreed to pay TDC an amount of approximately $178,000 and $217,000, respectively, pursuant to such agreements. For the six months ended June 30, 2007 and 2006, the Company agreed to pay TDC an amount of approximately $506,000 and $257,000, respectively, pursuant to such agreements.

Unaudited pro-forma consolidated financial information of Matel

In connection with the Invitel Acquisition on April 27, 2007, the Company’s subsidiary, Holdco II issued Floating Rate Senior Notes (the “2007 Notes”) in the amount of EUR 200 million due 2013 (as described in Note 4 of the Notes to the Condensed Consolidated Financial Statements). All liabilities and obligations relating to the 2007 Notes were transferred to the Company’s subsidiary, Matel after the consummation of the Invitel Acquisition.

Matel is required to furnish to the Indenture trustee of the 2007 Notes all annual and quarterly reports required to be filed with the Securities and Exchange Commission (“SEC”), which reports are required to contain certain financial information, including certain non-GAAP financial information. The Company believes that the 2007 Notes are a key component of its capital structure and any non-compliance with the 2007 Notes Indenture could have a material impact on the Company’s financial condition and liquidity.

The following table presents unaudited summarized pro-forma consolidated financial information of Matel, on a pro forma basis, as though the companies had been combined at the beginning of the respective periods:

	Three months ended June 30		Six months ended June 30
	2007 Pro-forma	2006 Pro-forma	2007 Pro-forma	2006 Pro-forma
	(in thousands)
Revenue	$115,112	$108,682	$226,690	$214,109
Adjusted EBITDA (1)	46,784	39,162	89,314	80,248
Net income (loss)	(18,476)	(25,047)	(74,052)	(80,334)
Depreciation and amortization	(30,698)	(17,680)	(52,213)	(35,216)
Net interest expense (2)	(18,350)	(17,619)	(36,329)	(34,648)
Capital expenditure (3)	20,178	5,117	34,254	12,935
Net cash flow provided by (used in) operating activities	25,230	34,198	36,889	60,481

			June 30, 2007	December 31, 2006
			(in thousands)
Cash and cash equivalents			$45,976	$43,518
Third party debt (4)			609,232	634,393
Net third party debt (5)			563,256	590,875
Total liabilities			831,625	819,095

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The above unaudited pro-forma consolidated financial information is intended for informational purposes only and is not indicative of the results of operations of the Company had the Invitel Acquisition actually taken place at the beginning of the respective periods. The unaudited pro-forma consolidated financial information does not include potential cost savings from operating efficiencies or synergies.

The information included in the above table is the same as that included in the unaudited pro-forma consolidated financial information in Note 3 of the Notes to the Condensed Consolidated Financial Statements but excludes the impact of the 2006 PIK Notes and eliminates intercompany interest between Matel and Matel Holdings.

(1)	We define EBITDA as net profit/(loss) plus income taxes, net financial expenses and depreciation and amortization. Adjusted EBITDA is EBITDA plus the cost of restructuring, due diligence expenses, management fees paid to shareholders, non-cash share-based compensation to our executives and other non-recurring items. Other companies in our industry may calculate Adjusted EBITDA in a different manner. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to net gain or to cash flow from operating, investing or financing activities, as a measure of liquidity or an indicator of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. In addition, Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments.

Adjusted EBITDA is reconciled to net income as follows:

	Three months ended June 30		Six months ended June 30
	2007 Pro-forma	2006 Pro Forma	2007 Pro-forma	2006 Pro Forma
	(in thousands)
Adjusted EBITDA	$46,784	$39,162	$89,314	$80,248
Cost of restructuring	(5,469)	(1,342)	(5,768)	(1,615)
Due diligence expenses	(545)	(553)	(692)	(910)
Management fee	(87)	(175)	(268)	(333)
Share-based compensation	(240)	(892)	(410)	(1,383)
Integration costs	(960)	—	(1,025)	—
SEC related expenses	(524)	(150)	(1,020)	(300)
Provision for unused vacation	(1,590)	—	(1,590)	—
One-off provision for bad debts	(1,217)	—	(1,217)	—

EBITDA	$36,152	$36,050	$77,324	$75,707
Income taxes	11,014	3,253	8,451	14,443
Minority interest	7	2	5	4
Preferred stock dividend	(26)	(26)	(52)	(52)
Financing expenses, net	(17,804)	(17,088)	(40,669)	(38,890)
Foreign exchange gains (losses), net	3,899	(22,587)	13,157	(49,348)
Gains (losses) on derivatives	(21,020)	(9,821)	(64,980)	(49,707)
Gains (losses) on warrants	—	2,850	(15,075)	2,725
Depreciation and amortization	(30,698)	(17,680)	(52,213)	(35,216)

Net income (loss)	$(18,476)	$(25,047)	$(74,052)	$(80,334)

(2)	Net interest expense equals interest expense (excluding interest on subordinated shareholder loans) less interest income.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

(3)	Capital expenditure represents acquisition of telecommunications network equipment and other intangibles from our cash-flow statement.

(4)	Third party debt excludes related party subordinated loans and liabilities relating to derivative financial instruments.

(5)	Net third party debt equals third party debt less cash and cash equivalents.

Subsequent Events

On July 6, 2007 the Company entered into an agreement with Tele2, the Sweden based alternative telecom operator, to purchase the Hungarian business of Tele2 (“Tele2 Hungary”). The purchase price for Tele2 Hungary will be payable in cash and is based on an enterprise value of EUR 4 million adjusted for the net debt and net working capital levels of Tele2 Hungary at the time of completion of the transaction. The closing of the transaction is subject to customary closing conditions, including the approval of the Hungarian Competition Office.

On June 11, 2007, the Company agreed with the Hungarian Trade Unions representing 22% of the Company’s Hungarian-based employees on the key provisions of a workforce reduction plan, pursuant to which the Company will reduce its workforce by approximately 200 employees, which represents about 14% of the Company’s workforce. The workforce reduction is a result of the Invitel Acquisition, which has resulted in a duplication of jobs. The Company expects to complete this workforce reduction by the end of August 2007 and estimates that the one-time termination costs associated with this workforce reduction will be approximately 900 million Hungarian forints (approximately U.S. $4.9 million), which costs are payable in cash in 2007 and will affect the Company’s 2007 reported results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Foreign Currency Exchange Rate Risks

We are exposed to various types of risk in the normal course of our business, including the risk from foreign currency exchange rate fluctuations. Our operations, including approximately 76% of gross revenues and approximately 93% of operating expenses, are Hungarian forint based. Therefore, we are subject to exchange rate risk with respect to our non-Hungarian forint denominated expenses, primarily euros and U.S. dollars, due to the variability between the Hungarian forint and the euro and U.S. dollar. Due to our limited exposure with respect to non-Hungarian forint denominated expenses, we have not entered into any agreements to manage our foreign currency risks related to such expenses but we continue to monitor the exchange rate risk related to such expenses.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

We are also exposed to exchange rate risk since we have debt obligations in euros. If the Hungarian forint weakens in the currency exchange markets versus the euro, we would have to generate more revenue in Hungarian forint to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 252.3 as of December 31, 2006 to 245.90 as of June 30, 2007, an approximate 2.5% appreciation in the value of the Hungarian forint versus the euro.

Given our euro denominated debt obligations, exchange rate fluctuations can have a significant impact on our financial statements in connection with foreign exchange gains/losses and the resulting debt balances. The sensitivity of our future cash-flows to foreign exchange rate changes related to our debt service, including all hedging in place, is detailed in the table after the section ‘Derivative Financial Instruments’.

Interest Rate Risks

We are exposed to interest rate risks because our outstanding euro denominated debt and Hungarian forint denominated obligations accrue interest at variable rates tied to market interest rates. The interest rate on the euro and forint denominated obligations is based on EURIBOR and BUBOR, respectively. We evaluate market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates. The sensitivity of our future cash-flows to interest rate changes related to our debt service, including all hedging in place, is detailed in the table after the section “Derivative Financial Instruments”.

Derivative Financial Instruments

During the six months ended June 30, 2007, in order to reduce our exposure to foreign exchange rate and interest rate changes, the Company implemented a major hedging program as part of which we hedged the interest rate and foreign currency exchange rate risks on a substantial portion of our debt.

The following table summarizes the notional amounts and respective fair values of the Company’s financial instruments, which mature at varying dates, as of June 30, 2007:

Asset / (Liability)	Notional Amount	Fair Market Value	Fair Value Change
	(in thousands)
Cross currency interest rate swaps	$562,755	$(57,894)	$(57,894)
FX forward contracts	32,504	(3,349)	1,127
Interest rate swaps	42,516	(1,197)	(1,197)
Interest rate swaps on Credit Facility	—	—	(2,955)

Total	$637,775	$(62,440)	$(60,919)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimated fair values represent the estimated amounts that the Company would pay or receive to terminate the contracts as of June 30, 2007. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Sensitivity Analysis

The following table shows the sensitivity of our debt instruments and the related hedge transactions to foreign currency exchange rate and interest rate changes as of June 30, 2007 (in thousands):

	1% p.a. increase in interest rates			1% p.a. increase in HUF/EUR rate
Instrument	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact
	(in thousands)
Amended Facilities Agreement HUF tranche (1)	$(224)	$293	$68	$—	$—	$—
Amended Facilities Agreement EUR tranche (1)	(1,148)	1,059	(88)	(333)	227	(106)
2007 Notes	(2,692)	2,692	—	(196)	196	—
2004 Notes	(1,911)	1,911	—	(205)	284	78
2006 PIK Notes (2)	(1,866)	—	(1,866)	(215)	—	(215)
Investment Credit Facility (3)	(4)	—	(4)	(18)	—	(18)

Total	$(7,845)	$5,955	$(1,890)	$(967)	$707	$(261)

(1)	Calculation based on actual outstanding notional amounts per repayment/hedging schedule

(2)	The issuer can select the interest to be paid in cash or in kind (i.e.: issue of new bonds)

(3)	Maturing on September 30, 2007

The above table shows the impact of a 1% increase in interest rates (e.g. BUBOR and EURIBOR) and in the Hungarian forint/euro exchange rate on our debt service related cash flow due in the next 12 months.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon and as of the date of that evaluation, our Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

In our 2006 Restated Annual Report on Form 10-K/A, we concluded that we had material weaknesses in our internal control over financial reporting with respect to accounting for derivative transactions, namely, that we did not have adequately designed procedures to evaluate whether warrant contracts should be accounted for as derivatives under SFAS 133 and to compute diluted earnings per share impact with respect to such warrants.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

During the preparation of our Quarterly Report for the three and six month periods ended June 30, 2007, we concluded that we had material weaknesses in our internal control over financial reporting with respect to accounting for embedded derivatives, namely, that we did not have adequately designed procedures to evaluate whether accounting for our embedded derivatives is correct.

Our management, during the preparation of its report for the second quarter of 2007, has taken steps to remediate these material weaknesses described above. They include:

•

A review of the financial statements by the newly appointed CFO and Financial Reporting Senior Manager after the Invitel Acquisition who have U.S. GAAP reporting experience in telecommunications businesses;

•	An expansion of the headcount in the Financial Reporting Department of the Company with employees who have experience in financial reporting; and

•	The completion of an extensive U.S. GAAP review by utilizing outside consultants. Issues identified through that review have been weighed against the preparation of the current financial statements.

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

Apart from the items described above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In our report on Form 10-K for 2006, we disclosed certain risk factors based on the possibility of the Invitel Acquisition not being completed. On April 27, 2007, the Company completed the Invitel Acquisition and such risk factors are no longer applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Any required information hereunder has previously been provided in the Company’s Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

(a)	None.

(b)	In 1999 we issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. At the end of the second quarter 2007, the preferred shares were held by TDC A/S. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of June 30, 2007, the total arrearage on the Preferred Shares was $808,000.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Stockholders was held on May 24, 2007.

(b)	Not Applicable.

(c)	First Matter Voted on at our Annual Meeting of Stockholders:

Election of Directors

	Votes Cast For	Votes Withheld
Ole Steen Andersen	14,705,317	15,466
Robert R. Dogonowski	14,577,218	143,565
Jesper Theill Eriksen	14,577,218	143,565
Peter Feiner	14,705,317	15,466
Jens Due Olsen	14,705,317	15,466
Carsten Dyrup Revsbech	14,577,218	143,565
Henrik Scheinemann	14,577,218	143,565

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Second Matter Voted on at our Annual Meeting of Stockholders:

Ratification of the appointment of PricewaterhouseCoopers Kft. as auditors of the Registrant for the fiscal year ending December 31, 2007.

For	Against	Abstain
14,651,523	6,247	63,013

(d)	Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Business Quota Sale and Purchase Agreement dated as of July 6, 2007 between Tele2 Europe S.A. and Invitel Tavkozlesi Szolgaltato Zrt. (relating to the sale and purchase of the entire business quota in Tele2 Magyarorszag Kft.)

4.10	Indenture dated as of April 27, 2007 between HTCC Holdco II B.V., as Issuer, PanTel Technocom Kft., PanTel Tavkozlesi Kft. and Hungarotel Tavkozlesi Zrt., as Subsidiary Guarantors, BNY Corporate Trustee Services Limited as Trustee, The Bank of New York as Registrar, Transfer Agent and Principal Paying Agent and The Bank of New York (Luxembourg) S.A., as Luxembourg Paying Agent and Transfer Agent

4.11	First Supplemental Indenture dated as of April 27, 2007, supplemental to Indenture dated as of April 27, 2007

10.1	Employment Agreement with amendment dated as of June 15, 2007 with Tamas Vagany

31.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

August 14, 2007	By:	/s/ Martin Lea
Martin Lea
President and Chief Executive Officer

August 14, 2007	By:	/s/ Robert Bowker
Robert Bowker
Chief Financial Officer (Principal Accounting Officer, Principal Financial Officer)

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits

Exhibit No.	Description

2.1	Business Quota Sale and Purchase Agreement dated as of July 6, 2007 between Tele2 Europe S.A. and Invitel Tavkozlesi Szolgaltato Zrt. (relating to the sale and purchase of the entire business quota in Tele2 Magyarorszag Kft.)

4.10	Indenture dated as of April 27, 2007 between HTCC Holdco II B.V., as Issuer, PanTel Technocom Kft., PanTel Tavkozlesi Kft. and Hungarotel Tavkozlesi Zrt., as Subsidiary Guarantors, BNY Corporate Trustee Services Limited as Trustee, The Bank of New York as Registrar, Transfer Agent and Principal Paying Agent and The Bank of New York (Luxembourg) S.A., as Luxembourg Paying Agent and Transfer Agent

4.11	First Supplemental Indenture dated as of April 27, 2007, supplemental to Indenture dated as of April 27, 2007

10.1	Employment Agreement with amendment dated as of June 15, 2007 with Tamas Vagany

31.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350