Form 10-Q
period 2007-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2007-11-09
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒  Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest possible date:

Common Stock, $.001 par value	16,410,500 Shares
(Class)	(Outstanding at November 8, 2007)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

Assets

	September 30, 2007	December 31, 2006
	(unaudited)	(unaudited)
		as restated (1)
Current assets:
Cash and cash equivalents	$24,991	$18,794
Restricted cash	—	11,850
Accounts receivable, net of allowance of $21,596 in 2007 and $5,608 in 2006	81,237	38,336
Current deferred tax asset, net	—	1,685
Derivative financial instruments	995	1,138
Other current assets	9,351	7,785

Total current assets	116,574	79,588

Property, plant and equipment, net of depreciation of $192,712 in 2007 and $150,864 in 2006	675,696	180,329

Goodwill, net	88,965	9,622
Other intangibles, net of amortization of $29,467 in 2007 and $8,725 in 2006	186,612	49,364
Deferred costs	6,412	5,751
Deferred tax asset, net	—	3,286
Derivative financial instruments	2,272	1,818
Other assets	772	2,868

Total assets	$1,077,303	$332,626

(1)	See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

Liabilities and Stockholders’ Equity

	September 30, 2007	December 31, 2006
	(unaudited)	(unaudited)
		as restated (1)
Current liabilities:
Current installments of long-term debt	$34,257	$34,749
Short-term debt to related party	—	24,657
Current obligations under capital leases	560	469
Accounts payable and other accrued liabilities	121,939	43,758
Derivative financial instruments	22,616	—
Warrants	—	13,050
Advance customer payment	—	2,310
Other current liabilities	4,692	7,573
Due to related parties	1,784	2,881

Total current liabilities	185,848	129,447
Long-term debt, excluding current installments	788,643	115,351
Long-term obligations under capital leases, excluding current portion	—	399
Derivative financial instruments	26,885	935
Deferred tax liabilities	10,310	—
Other non-current liabilities	7,561	7,796

Total liabilities	1,019,247	253,928

Commitments and contingencies
Minority interest	18	—
Stockholders’ equity:
Cumulative Convertible Preferred Stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2007 and 2006	—	—
Common Stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 16,410,500 shares in 2007 and 12,812,665 shares in 2006	15	14
Additional paid-in capital	208,062	140,001
Accumulated deficit	(169,376)	(87,353)
Accumulated other comprehensive income	19,337	26,036

Total stockholders’ equity	58,038	78,698

Total liabilities and stockholders’ equity	$1,077,303	$332,626

(1)	See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Month Periods Ended September 30, 2007 and 2006

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		as restated (1)		as restated (1)
Revenue	$116,139	$47,242	$258,127	$139,936
Cost of Sales	57,455	24,950	124,309	71,772

Gross margin	58,684	22,292	133,818	68,164
Operating expenses
Selling, general and administrative	19,044	8,232	52,600	27,401
Depreciation and amortization	26,334	6,505	51,757	19,069

Total operating expenses	45,378	14,737	104,357	46,470
Income from operations	13,306	7,555	29,461	21,694
Other income (expenses)
Foreign exchange gains (losses), net	(8,187)	4,537	(1,688)	(11,198)
Interest expense	(19,170)	(3,281)	(37,323)	(10,399)
Interest income	471	331	953	823
Gains (losses) on derivative financial instruments	6,573	(783)	(59,327)	2,336
Gains (losses) from fair value changes of warrants	—	(1,550)	(15,075)	1,175
Loss on extinguishment of debt	—	—	(2,918)	—
Other, net	(16)	(69)	70	469

Income (loss) before income taxes	(7,023)	6,740	(85,847)	4,900
Income tax benefit (expense)
Current	(2,354)	(927)	(5,868)	(3,142)
Deferred	(1,783)	(1,071)	9,758	(29)

Total income tax benefit (expense)	(4,137)	(1,998)	3,890	(3,171)
Net income (loss) before cumulative effect of change in accounting principle	$(11,160)	$4,742	$(81,957)	$1,729
Cumulative impact of change in accounting principle	—	—	—	(373)
Minority interest	(1)	—	6	—

Net income (loss)	$(11,161)	$4,742	$(81,951)	$1,356
Cumulative convertible preferred stock dividends	(21)	(26)	(72)	(79)

Net income (loss) attributable to common stockholders	(11,182)	4,716	(82,023)	1,277
Foreign currency translation adjustment	4,142	1,300	6,699	662

Total comprehensive income (loss)	(7,040)	6,016	(75,324)	1,939

(1)	See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Month Periods Ended September 30, 2007 and 2006

(In thousands, except share and per share data)

(unaudited)

(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		as restated (1)		as restated (1)
Basic net income (loss) per common share:
Prior to cumulative effect of change in accounting principle	$(0.68)	$0.37	$(5.40)	$0.13
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.03)

	$(0.68)	$0.37	$(5.40)	$0.10

Diluted net income (loss) per common share:
Prior to cumulative effect of change in accounting principle	$(0.68)	$0.33	$(5.40)	$0.09
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.03)

	$(0.68)	$0.33	$(5.40)	$0.06

Weighted average number of common shares outstanding:
Basic	16,418,244	12,812,372	15,187,502	12,809,577

Diluted	16,418,244	14,195,595	15,187,502	14,299,185

(1)	See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2006 (unaudited, as restated)	12,812,665	$14	—	140,001	(87,353)	26,036	$78,698
Conversion of notes to equity	2,500,000			53,125			53,125
Net settlement of stock option exercise	152,785	1					1
Stock based compensation	6,500	—		137			137
Cancellation of Directors’ options				(250)			(250)
Issue of shares in connection with acquisition of subsidiaries	938,550	—		15,049			15,049
Cumulative convertible preferred stock dividends					(72)		(72)
Net loss					(81,951)		(81,951)
Foreign currency translation adjustment						(6,699)	(6,699)

Balances at September 30, 2007	16,410,500	15	—	208,062	(169,376)	19,337	$58,038

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2007 and 2006

(In thousands)

(unaudited)

	2007	2006
Net cash provided by operating activities	$52,868	$32,221

Cash flows from investing activities:
Acquisition of telecommunications network equipment and other intangibles	(41,310)	(13,333)
Acquisition of subsidiaries, net of cash acquired	(111,348)	—
Settlement of derivative financial instruments	2,696	—
Proceeds from sale of assets	2,629	652

Net cash used in investing activities	(147,333)	(12,681)

Cash flows from financing activities:
Repayments of long-term debt	(166,552)	(12,068)
Proceeds from new long-term borrowings	272,242	—
Refinancing costs paid	(18,846)	—
Principal payments under capital lease obligations	(360)	(287)
Release of restricted cash	12,251	—

Net cash provided by / (used in) financing activities	98,735	(12,355)

Effect of foreign exchange rate changes on cash	1,927	564

Net increase in cash and cash equivalents	6,197	7,749
Cash and cash equivalents at beginning of period	18,794	15,083

Cash and cash equivalents at end of period	$24,991	$22,832

Summary of material non-cash transactions:

•	The Company had derivative financial instruments with a negative non-cash effect of $54.4 million for the nine month period ended September 30, 2007.

•

On March 28, 2007, TDC exercised its warrants for 2.5 million shares by exchanging notes in the principal amount of $25 million, which were issued by the Company and held by TDC (see Note 2 in Notes to the Condensed Consolidated Financial Statements). The Company recorded a non-cash expense of $15.1 million and $0.1 for the first quarter 2007 and 2006, respectively, relating to the change in the fair market value of the warrants.

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

The accompanying unaudited condensed consolidated financial statements of Hungarian Telephone and Cable Corp. (“HTCC”) with its consolidated subsidiaries, HTCC Holdco I B.V. (“Holdco I”), HTCC Holdco II B.V. (“Holdco II”), Matel Holdings N.V. (“Matel Holdings”) Magyar Telecom B.V. (“Matel”), Invitel Tavkozlesi Szolgaltato zRt. (“Invitel”), V-holding zRt. (“V-Holding”), Euroweb Internet Szolgaltato zRt. (“Euroweb Hungary”), Euroweb Romania S.A. (“Euroweb Romania”), Hungarotel Tavkozlesi zRt. (“Hungarotel”), PanTel Tavkozlesi es Kommunikacios Kft. (“PanTel”) and PanTel Technocom Kft. (“PanTel Technocom”) (together the “Company”) include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair statement of the results of the interim periods. PanTel owns and consolidates several minor non-Hungarian subsidiaries within the Central and Eastern European region. Results for interim periods are not necessarily indicative of the results for a full year. All inter-company balances and transactions have been eliminated.

Unless the context requires otherwise, references in this report to the “Company”, “we”, “us” and “our” refer to Hungarian Telephone and Cable Corp. and its consolidated subsidiaries.

Pursuant to the Sale and Purchase Agreement that the Company entered into with Invitel Holdings N.V. on January 8, 2007, the Company completed its acquisition of 100% of the issued ordinary shares of Matel Holdings and thus 99.98% of the outstanding shares of Invitel. The closing of the transaction occurred on April 27, 2007 and the consolidated results of Matel Holdings for the five months ended September 30, 2007 (and the balance sheet as at September 30, 2007) have been consolidated into the financial statements of the Company.

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

During the preparation of its quarterly report on Form 10-Q for the quarterly period ended June 30, 2007, the Company determined that it had made some clerical calculation errors in 2006 related to the application of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, with respect to some embedded derivatives that are contained in certain operating contracts that the Company’s subsidiaries entered into which are settled in euros.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The Company informed its former independent public accounting firm about this matter. Following a thorough review of the matter by the Company’s management in consultation with the Company’s former independent public accounting firm, the Company’s audit committee concluded on August 14, 2007 that it would be necessary to adjust its 2006 financial statements to reflect an additional cumulative, net non-cash corrective charge of approximately $2.0 million. The Company’s audit committee determined that it will be necessary to file a second amendment to its 2006 Annual Report on Form 10-K to account for such adjustment. The restatement has no effect on the Company’s cash flows or liquidity. The Company expects to file the second amendment to its Annual Report on Form 10-K as soon as reasonably practicable.

The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2007 have been adjusted to reflect the corrections for the three and nine month periods ended September 30, 2006.

The unaudited condensed consolidated financial statements should be read in conjunction with the (i) restated audited consolidated financial statements of the Company for the year ended December 31, 2006, including the notes thereto, which are filed with the Unites States Securities and Exchange Commission (“SEC”) and (ii) all subsequent filings with the SEC regarding such financial statements.

(b)	Restatements

For its Condensed Consolidated Financial Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2006, the Company has restated the presentation of its revenues following the guidance of Emerging Issues Task Force No. 99-19. Historically, the Company presented revenues net of cost of sales but now presents separately its gross revenues, costs of sales and resulting gross margins. This restated accounting presentation has no impact on the gross margin, previously reported as “Telephone services revenues, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

For its Condensed Consolidated Financial Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2006, the Company has reclassified its Hungarian local business tax from selling, general and administrative expenses to current income tax in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109. For the three and nine month periods ended September 30, 2006, $914,000 and $2,977,000, respectively, was reclassified. This restated accounting presentation has no impact on the net income or earnings per share as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company determined that it misapplied SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” in connection with warrants that the Company issued in 1999 to purchase 2,500,000 shares of HTCC’s common stock.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Historically, the Company did not reflect the changes in the fair market value of the warrants (“marking to market”) as the fair market value of HTCC’s common stock fluctuated. For its Consolidated Financial Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2006 disclosed herein, the Company has recorded a loss of $1,550,000 and a gain of $1,175,000, respectively, on the change in the fair market value of the warrants. In connection with this restatement, a non-cash charge of $13,050,000 has been reflected as an adjustment to accumulated deficit as of December 31, 2006 and the creation of a corresponding liability. The warrants were exercised on March 28, 2007.

The Company determined that it misstated its Consolidated Financial Statements for the year ended December 31, 2006 in connection with its accounting for embedded derivatives. The Company determined that it had accounted for a gain of $832,000 net of tax of $166,000 instead of a loss of $935,000 net of tax of $187,000 in its Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006. The Company has corrected such amounts in its restated 2006 financial statements disclosed herein.

For its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month period ended September 30, 2006, the Company has reclassified the following expenses from selling, general and administrative expenses to cost of sales: (i) sales commissions paid to third party agents; (ii) labor expenses of network labor force and other employees who perform functions directly related to network maintenance; and (iii) expenses relating to the operation and maintenance of our network. For the three and nine month periods ended September 30, 2006, $4,451,000 and $12,798,000, respectively, was reclassified.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. Management has determined that certain awards previously treated as “variable awards” under ABP 25 should be classified as “liability awards” rather than “equity awards” under FAS 123R. As a result, 2006 amounts disclosed herein have been restated to reflect the revaluation each period of these awards with a corresponding adjustment in earnings. For the three and nine months ended September 30, 2006, the Company recognized adjustments of a loss of $465,000 and a gain of $487,000, respectively, representing reductions in previously recognized compensation expense, as well as a $ 373,000 as January 1, 2006 cumulative transition adjustment.

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

The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three and nine month periods ended September 30, 2007 and 2006:

	3 months ended		9 months ended
($ in thousands, except share data)	2007	2006	2007	2006
		(restated)		(restated)
Net income (loss) attributable to Common stockholders before cumulative effect of change in accounting principle after minority interest (A)	$(11,182)	$4,716	$(82,023)	$1,650
Cumulative effect of change in accounting principle (E)	$—	$—	$—	$(373)

Net income (loss) (B)	$(11,182)	$4,716	$(82,023)	$1,277

plus: preferred stock dividends	21	26	72	79
Net income (loss) attributable to common stockholders	$(11,161)	$4,742	$(81,951)	$1,356
Determination of shares:
Weighted average common shares outstanding – basic (C)	16,418,244	12,812,372	15,187,502	12,809,577
Assumed conversion of dilutive stock options and cumulative convertible preferred stock	—	1,383,223	—	1,489,608
Weighted average common shares outstanding – diluted (D)	16,418,244	14,195,595	15,187,502	14,299,185
Basic net income (loss) per common share:
Prior to cumulative effect of change in accounting principle (A/C)	$(0.68)	$0.37	$(5.40)	$0.13
Cumulative effect of change in accounting principle (E/C)	$—	$—	$—	$(0.03)

	$(0.68)	$0.37	$(5.40)	$0.10

Diluted net income (loss) per common share:
Prior to cumulative effect of change in accounting principle (B/D)	$(0.68)	$0.33	$(5.40)	$0.09
Cumulative effect of change in accounting principle (E/D)	$—	$—	$—	$(0.03)

	$(0.68)	$0.33	$(5.40)	$0.06

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the three and nine month period ended September 30, 2007, common stock equivalents and convertible preferred stock of 1,059,981 and 1,790,538, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

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

The Company uses the HUF as the functional currency of PanTel’s and Invitel’s non-Hungarian subsidiaries. Accordingly, foreign currency assets and liabilities of the non-Hungarian subsidiaries are translated into HUF using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating the local currency assets and liabilities of the non-Hungarian subsidiaries into HUF are accumulated as part of foreign exchange gains/(losses) in the consolidated statement of operations.

The translation of the subsidiaries’ forint denominated balance sheets into U.S. dollars, as of September 30, 2007, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 191.62 as of December 31, 2006 to 176.84 as of September 30, 2007, an approximate 8% appreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations and statements of cash flows into U.S. dollars, for the three month periods ended September 30, 2007 and 2006, were 183.27 and 216.17, respectively. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations and statements of cash flows into U.S. dollars, for the nine month periods ended September 30, 2007 and 2006, were 186.73 and 213.31, respectively.

(e)	Stock Based Compensation

The Company has three equity compensation plans: the Non-Employee Director Stock Option Plan (the “Director Stock Option Plan”) which was established by the Company’s Board of Directors (the “Board”) in 1997; the 2002 Incentive Stock Option Plan (the “2002 Stock Option Plan”) which amendment and renaming was approved by the Company’s stockholders in 2002; and the 2004 Long-Term Incentive Plan (the “2004 Plan”) which was approved by the Company’s stockholders in 2004.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Upon the approval of the 2004 Plan, the Company agreed not to issue any more options from either the Director Stock Option Plan or the 2002 Stock Option Plan. The 2004 Plan authorized 1,000,000 shares of common stock for awards. In addition to such 1,000,000 shares, the 2004 Plan includes any shares of common stock that remained available for issuance under the 2002 Stock Option Plan and the Director Stock Option Plan as of the date the 2004 Plan was approved by the Company’s stockholders. As of the adoption of the 2004 Plan, 424,410 shares of common stock which were then available for issuance under the 2002 Stock Option Plan were rolled over and available for issuance under the 2004 Plan and 88,716 shares of common stock which were then available for issuance under the Director Stock Option Plan were rolled over and available for issuance under the 2004 Plan. In addition, any shares of common stock subject to awards outstanding under the 2002 Stock Option Plan or the Director Stock Option Plan at the time of the adoption of the 2004 Plan which subsequently lapse, expire or otherwise terminate without the issuance of such common stock are also available for awards under the 2004 Plan.

Stock options from the 2004 Plan may be either “incentive stock options” under Section 422 of the U.S. Internal Revenue Code or options not intended to qualify as incentive stock options (“nonqualified options”). The term of an option cannot exceed ten years from the date of grant. All options must have an option price that is not less than the fair market value of a share of common stock on the date of grant. Upon exercise of an option, the participant may pay the option price in cash, by delivering shares of common stock to the Company or by having the Company withhold shares otherwise deliverable to the participant upon exercise (“net exercise”). An option may also be exercised through a “cashless exercise” procedure involving a broker or dealer. The net exercise feature resulted in “variable” accounting under the previous accounting rules.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. Compensation expense for awards and related tax effects are recognized as they vest. The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized effective January 1, 2006 includes: (1) compensation cost for all share based awards granted prior to, but not yet vested as of, January 1, 2006 based on the original measure of the grant date fair value method under the provisions of SFAS 123 for pro-forma disclosure, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for periods prior to the adoption of the new standard were not restated at the time of transition.

In addition, awards previously treated as “variable awards” are classified as “liability awards” under the new standard and are subject to revaluation each period, with a corresponding adjustment in earnings for changes in the fair value of outstanding awards.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the three and nine month periods ended September 30, 2007, the Company recognized a benefit of $310,000 and an expense of $99,000, respectively, related to stock options granted according to SFAS 123R. For the three and nine month periods ended September 30, 2006, the Company recognized an expense of $465,000 and a benefit of $487,000 related to SFAS 123R.

(f)	Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 has had no significant impact on the Company’s consolidated results of operations and financial position or cash flows. As disclosed in the Company’ 10-K filing as of December 31, 2006, we are engaged in legal proceedings in connection with the payment of local business tax to Hungarian municipalities. Although management does not expect a significant change to our previously recognized tax benefits, it is possible that the result of these proceedings could change within the next 12 months and impact this position.

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

The net balance of receivables from and payables to related parties totaling a payable in the amount of $772,000 at September 30, 2007, represents cumulative preferred stock dividends in arrears payable to TDC in the amount of $829,000, an accrual of $633,000 for the costs for various individuals employed by TDC who have performed work for the Company and a net $690,000 receivable in connection with the transport of international voice, data and Internet traffic over the Company’s and TDC’s respective telecommunications networks for each other.

On March 28, 2007, TDC exercised its warrants to purchase 2,500,000 shares of the Company’s common stock in exchange for notes issued by the Company and held by TDC in the principal amount of $25 million. As of September 30, 2007, TDC owned 64% of the Company’s outstanding common stock and 30,000 shares of preferred stock convertible into 300,000 shares of common stock.

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

For Mr. Holm, the Company paid EUR 981,371 (approximately $1.4 million) for his services for the period from May 2005 through April 2007. The Company was also responsible for paying other costs pertaining to Mr. Holm, including lodging in Budapest and for certain of Mr. Holm’s travel costs back to his home in Denmark.

For Mr. Wurtz, the Company paid EUR 501,707 (approximately $0.7 million) for his services for the period from June 2005 through April 2007. The Company was also responsible for paying Mr. Wurtz’s lodging in Budapest.

In addition to the services of Mr. Holm and Mr. Wurtz, three employees of TDC performed financial controlling services for the Company. The Company reached an agreement with TDC to pay approximately $201,000 for such services. TDC also provided services for the Company in connection with certain strategic projects, including services in connection with the Company’s acquisition of Invitel. For such services, the Company has agreed to reimburse TDC approximately $448,000, which was outstanding as of September 30, 2007.

All of the directors of the Company are covered by a directors and officers liability policy taken out by TDC. As of September 30, 2007, the Company had approximately $210,000 in expenses for the Company’s portion of the overall premium paid by TDC.

The Company has agreements in place with TDC and its subsidiaries, pursuant to which TDC and the Company transport international voice, data and Internet traffic for each other over their respective telecommunications networks. For the three month periods ended September 30, 2007 and 2006, the Company transported these services for TDC in the amounts of approximately $652,000 and $488,000, respectively, pursuant to such agreements. For the nine month periods ended

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

September 30, 2007 and 2006, the Company transported these services for TDC in the amounts of approximately $1,707,000 and $1,324,000 respectively, pursuant to such agreements. For the three month periods ended September 30, 2007 and 2006, the Company agreed to pay TDC an amount of approximately $133,000 and $216,000, respectively, pursuant to such agreements. For the nine month periods ended September 30, 2007 and 2006, the Company agreed to pay TDC an amount of approximately $641,000 and $472,000, respectively, pursuant to such agreements.

(3)	Acquisition of Matel Holdings

On April 27, 2007, pursuant to a Sale and Purchase Agreement that the Company entered into with Invitel Holdings N.V. on January 8, 2007, the Company completed its acquisition of 100% of the issued ordinary shares of Matel Holdings and thus 99.98% of the outstanding shares of Invitel (the “Invitel Acquisition”).

The primary reason for the Invitel Acquisition was that this business combination significantly strengthens our position as the second largest fixed line telecommunications service provider and the number one alternative fixed line operator in Hungary. The Invitel Acquisition provides us with a larger customer base, a more extensive backbone network and enables us to benefit from Invitel’s and Hungarotel’s combined 14 geographically clustered historical concession areas. The business combination also provides us with a more substantial platform from which to take advantage of key potential service development opportunities and any further market consolidation. The combined business will also benefit from a greater diversity in its sources of revenue, which will make it less susceptible to market pressures in any single market.

The purchase price, including the assumption of net indebtedness, was EUR 470 million. The Company used a discounted cash flow methodology and comparable trading multiples in determining the purchase price.

The purchase price was increased by transaction and other directly related expenses. The total purchase consideration of EUR 479 million included: (i) the payment of cash in the amount of EUR 71 million (approximately $96 million at closing), (ii) 938,550 shares issued by HTCC at a fair value of EUR 11 million (approximately $15 million at closing), (iii) transaction costs and other directly related expenses of EUR 11 million (approximately $15 million at closing) and (iv) net debt assumed of EUR 386 million (approximately $525 million at closing, the “Assumed Net Debt”). The Assumed Net Debt consists primarily of (a) EUR 133 million in aggregate principal amount and accrued interest of floating rate senior PIK notes due 2013 (the “2006 PIK Notes”), (b) EUR 145 million in aggregate principal amount of 10  3/ 4% Senior Notes due 2012 (the “2004 Notes”), and (c) a Facilities Agreement in the amount of EUR 116 million, which was amended and restated in connection with the Invitel Acquisition (the “Amended Facilities Agreement”) less cash and cash equivalents on closing.

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

Under the purchase method of accounting, and in accordance with SFAS No. 141 “Business Combinations”, the Company is required to allocate the cost of an acquired business based on the estimated fair values of the assets acquired and liabilities assumed. The Company engaged a professional valuation firm to determine the estimated fair values of assets acquired and liabilities assumed as of April 27, 2007, the closing date of the Invitel Acquisition. The Company has finalized the purchase price allocation and determined $79 million in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired.

The following represents the final allocation of the purchase price paid for Matel Holdings based on the fair values of the acquired assets and assumed liabilities as of April 27, 2007:

April 27, 2007 (in thousands)
Current assets	$49,893
Property, plant and equipment	476,146
Intangible assets	132,921
Other non-current assets	2,907
Deferred tax	(25,320)
Current and non-current liabilities	(63,608)

Net assets acquired	$572,939

Purchase Price:
Long-term debt assumed	525,192
Cash	96,483
Shares issued	15,052
Transaction costs and other directly related expenses	14,865

Total purchase price	$651,592

Goodwill	$78,653

The following table presents the fair values of major components of the intangible assets acquired:

	April 27, 2007 (in thousands)	Weighted average amortization period
Customer relationships	$62,991	16 years
Trademark	27,038	indefinite
Homezone	2,030	4 years
3.5 GHz license	13,033	9 years
Right of ways	1,921	14 years
Software	16,893	4 years
Other intangible assets	9,015	3 years

Total:	$132,921

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The closing of the transaction occurred on April 27, 2007 and the consolidated results of Matel Holdings for the five months ended September 30, 2007 (and the balance sheet as at September 30, 2007) have been consolidated into the financial statements of the Company.

The following table presents unaudited summarized consolidated financial information of the Company and Matel Holdings, on a pro-forma basis, as though the companies had been combined at the beginning of the respective periods:

	Three months ended September 30		Nine months ended September 30
	2007 Pro-forma	2006 Pro-forma	2007 Pro-forma	2006 Pro-forma
		As restated		As restated
	(in thousands)
Revenue	$116,957	$108,358	$343,917	$322,467
Income from operations	11,373	14,475	36,484	54,950
Foreign exchange gains (losses), net	(8,073)	12,246	5,084	(37,102)
Interest expense	(15,819)	(20,122)	(62,548)	(64,524)
Net income (loss)	(8,886)	(3,648)	(92,483)	(92,389)
Net income (loss) per basic share	$(0.54)	$(0.28)	$(6.09)	$(7.21)

The above unaudited pro-forma summarized combined financial information is intended for informational purposes only and is not indicative of the results of operations of the Company had the Invitel Acquisition actually taken place at the beginning of the respective periods. The unaudited pro-forma summarized combined financial information does not include potential cost savings from operating efficiencies or synergies that may result from the Invitel Acquisition.

After the completion of the Invitel Acquisition, we implemented a restructuring plan as part of which, on June 11, 2007, we committed to a workforce reduction plan, pursuant to which the Company reduced its workforce by approximately 200 employees, which represented about 14% of the Company’s workforce. The workforce reduction was a result of the duplication of jobs due to the Invitel Acquisition. The one-time termination costs associated with this workforce reduction were approximately $6.7 million, which are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine month period ended September 30, 2007. The total cost of the workforce reduction was paid as of September 30, 2007.

(4)	Short and long-term debt

Short and long-term debt at September 30, 2007 and December 31, 2006 consists of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Short-term
Credit Facility	$—	$34,749
Amended Facilities Agreement	34,257	—
2007 Notes	—	—
2006 PIK Notes	—	—
2004 Notes	—	—
Investment Credit Facility	—	—

Total short term portion of long-term debt	$34,257	$34,749

Long-term
Credit Facility	$—	$115,351
Amended Facilities Agreement	113,813	—
2007 Notes	283,602	—
2006 PIK Notes	191,483	—
2004 Notes	199,745	—
Investment Credit Facility	—	—

Total long-term debt	$788,643	$115,351

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

In connection with the Invitel Acquisition on April 27, 2007, the Company completed the issuance of EUR 200 million aggregate principal amount of floating rate senior notes maturing in 2013 (the “2007 Notes”), the proceeds of which were used to partly finance the Invitel Acquisition and to refinance the indebtedness of the Company’s subsidiaries Hungarotel and PanTel. As part of the Invitel Acquisition, the Company also assumed an estimated net indebtedness on closing of EUR 389 million (approximately $525 million at closing, the “Assumed Debt”). The Assumed Debt consists primarily of (i) EUR 133 million in aggregate principal amount and accrued interest of Floating Rate Senior PIK Notes due 2013 (the “2006 PIK Notes”), (ii) EUR 145 million in aggregate principal amount of 10  3/4% Senior Notes due 2012 (the “2004 Notes”), and (iii) a Facilities Agreement in the amount of EUR 116 million, which was amended and restated in connection with the Invitel Acquisition (the “Amended Facilities Agreement”). In order to clarify the rights of the creditors under the various debt instruments, the Company entered into an amended and restated Intercreditor Agreement (the “Intercreditor Agreement”). Summaries of the terms and condition of the 2007 Notes, the 2006 PIK Notes, the 2004 Notes, the Amended Facilities Agreement and the Intercreditor Agreement are set forth below. The summaries do not purport to be complete and are qualified in their entirety by reference to the full text of such documents, copies of which are filed with the Securities and Exchange Commission.

The Amended Facilities Agreement

In connection with the Invitel Acquisition on April 27, 2007, an amendment was made to the Facilities Agreement, dated August 6, 2004, between Matel, Invitel, as borrower, certain subsidiary companies as original guarantors, and certain financial institutions. The Amended Facilities Agreement provides for facilities of up to EUR 145 million (or the Euro equivalent thereof), comprised of (i) a Euro amortizing term loan of EUR 96.9 million, (ii) a Hungarian Forint amortizing term loan of HUF 4,628 million (approximately EUR 18.5 million), (iii) a revolving credit facility of EUR 4.2 million and HUF 200 million (approximately EUR 0.8 million), and (iv) a Euro liquidity facility of EUR 25 million. Neither the revolving facility in item (iii) nor the liquidity facility in item (iv) were drawn down in connection with the closing of the Invitel Acquisition.

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

The Amended Facilities Agreement contains certain negative covenants that restrict the Company (subject to certain agreed upon exceptions) from, among other things, (i) creating or permitting to subsist any security interest over any part of its assets, (ii) merging or consolidating with or into any other person, (iii) selling, transferring, leasing, lending or otherwise disposing of any assets, (iv) incurring or permitting to be outstanding any financial indebtedness (including guarantees), (v) reducing capital or purchasing any class of their respective shares, (vi) making any investment, including (1) loans to any person, (2) the acquisition of indebtedness or capital or securities of any person, (3) the acquisition of the assets, property or business of any other person, or (4) the creation or acquisition of a subsidiary, (vii) entering into any derivative instruments, (viii) changing the nature of their respective business or amending their respective constitutive documents, (ix) entering into any agreement or arrangement other than on an arm’s-length basis, (x) paying dividends or making any repayment, prepayment or redemption of principal under any subordinated finance documents except the issuance of the 2007 Notes or in exchange for equity of an obligor, (xi) changing the ownership structure of the Company, and (xii) maintaining any bank account that has a credit balance with any person that is not a lender under the Amended Facilities Agreement.

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

The 2007 Notes mature on February 1, 2013, and bear interest at a rate of EURIBOR plus 3.0% per annum, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2007. The 2007 Notes are guaranteed by certain of the Company’s subsidiaries. The 2007 Notes and subsidiary guarantees are secured by second-priority liens over certain inter-company funding loans, the capital stock of certain subsidiaries, which liens rank pari passu with the liens over such assets securing the Company’s obligations under the 2004 Notes described below.

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

Interest on the 2004 Notes is payable semi-annually at an annual rate of 10  3/4% on February 15 and August 15 of each year, beginning on February 15, 2005.

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

Intercreditor Agreement

In order to reflect the new obligations under the 2007 Notes and previously disclosed hedging obligations and to establish the relative rights of certain of its creditors under our financing arrangements (including priority of claims and subordination), the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Company entered into an Intercreditor Agreement with, among others, the lenders under the Amended Facilities Agreement, certain hedging counterparties, the security trustee, the trustee for the 2007 Notes and the trustee for the 2004 Notes. The Intercreditor Agreement provides that if there is an inconsistency between the provisions of the Intercreditor Agreement (regarding subordination, turnover, ranking and amendments only), and certain other documents, including the 2007 Notes Indenture governing the 2007 Notes, the Intercreditor Deed will prevail.

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

Foreign exchange rate risk hedging

To limit the impact of fluctuations between the Hungarian subsidiaries’ functional currency, the Hungarian forint, and the Euro, the Company has entered into currency swap agreements and foreign exchange forward agreements, to receive euros and pay forint, thereby creating the equivalent of Hungarian forint debt obligations.

In addition to the above instruments the Company uses cross-currency interest rate swaps to hedge both the interest rate and the currency exposure inherent in foreign currency denominated debt instruments bearing variable interest. By entering into such transactions the Company receives variable interest payments in foreign currency and makes fixed interest payments in Hungarian forint, the functional currency, thereby creating the equivalent of fixed rate debt in the functional currency. The cross currency interest rate swap in effect is the same as the combination of interest rate swaps and foreign exchange forward contracts applied to the same underlying hedged item.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The objective of these contracts is to neutralize the impact of currency exchange rate and interest rate movements on our cash flows. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or currency exchange rates.

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

The following table summarizes the notional amounts and respective fair values of the Company’s derivative financial instruments, which mature at varying dates, as of September 30, 2007:

Asset / (Liability)	Notional Amount	Fair Market Value	Fair Value Change
	(in thousands)
Cross currency interest rate swaps	$592,082	$(43,946)	$(43,946)
FX forward contracts	8,083	(425)	4,291
Interest rate swaps	33,189	(1,010)	(1,010)
Interest rate swaps on credit facility loan	—	—	(2,955)

Total	$633,354	$(45,381)	$(43,620)

The following table summarizes the notional amounts and respective fair values of the Company’s floating to fixed interest rate swaps, which mature at varying dates, as of September 30, 2007:

Asset / (Liability)	Notional Amount	Fair Market Value	Maturity	Fixed Interest Rate
	(in thousands)
Amended Facilities Agreement	$111,946	$(7,212)	June 30, 2011	9.379%
Amended Facilities Agreement	33,189	(1,011)	June 30, 2011	10.160%
2007 Notes	58,179	(4,009)	August 1, 2009	10.780%
2007 Notes	58,179	(3,963)	August 1, 2009	10.740%
2007 Notes	84,374	(5,720)	August 1, 2009	10.724%
2007 Notes	78,047	(5,291)	August 1, 2009	10.724%
2004 Notes	201,357	(17,750)	August 15, 2009	14.955%

Total Interest Rate Swaps	$625,271	$(44,956)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss.

The fair values are estimated by the Company using a model which discounts future contractual cash-flows determined based on market conditions (foreign exchange rates, yield curves in the functional currency and in the foreign currency) prevailing on the date of the valuation. The model used by the Company is regularly tested against third party prices for reasonableness. The fair value represents the estimated amounts that the Company would pay or receive to terminate the contracts as of September 30, 2007. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Embedded derivatives

An embedded derivative is an implicit or explicit term within a contract that does not in its entirety meet the definition of a derivative instrument but affects some or all of the cash-flows or the value of other exchanges required by the contract in a manner similar to a derivative. An embedded derivative therefore is a derivative instrument within another contract that is not a derivative. For example a Euro denominated operating lease contract that the Company entered into for a given period of time will give rise to foreign currency exposure for that period since the Company will need to buy Euro from its functional currency, the forint, thereby having an impact on cash-flows. Therefore the series of foreign exchange forward contracts are embedded in the lease agreement, the host contract, and are accounted for separately.

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

The Company reviews its material contracts regularly to identify embedded derivatives which require bifurcation from the host contract.

The following table summarizes the fair values of the embedded derivatives as of September 30, 2007:

	September 30, 2007	December 31, 2006
		As Restated
	(in thousands)
Embedded derivatives	$(852)	$(935)

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

The Company has three equity compensation plans: the Non-Employee Director Stock Option Plan (the “Director Stock Option Plan”) which was established by the Company’s Board of Directors (the “Board”) in 1997; the 2002 Incentive Stock Option Plan (the “2002 Stock Option Plan”) which amendment and renaming was approved by the Company’s stockholders in 2002; and the 2004 Long-Term Incentive Plan (the “2004 Plan”) which was approved by the Company’s stockholders in 2004.

Upon the approval of the 2004 Plan, the Company agreed not to issue any more options from either the Director Stock Option Plan or the 2002 Stock Option Plan. The 2004 Plan authorized 1,000,000 shares of common stock for awards. In addition to such 1,000,000 shares, the 2004 Plan includes any shares of common stock that remained available for issuance under the 2002 Stock Option Plan and the Director Stock Option Plan as of the date the 2004 Plan was approved by the Company’s stockholders. As of the adoption of the 2004 Plan, 424,410 shares of common stock which were then available for issuance under the 2002 Stock Option Plan were rolled over and available for issuance under the 2004 Plan and 88,716 shares of common stock which were then available for issuance under the Director Stock Option Plan were rolled over and available for issuance under the 2004 Plan. In addition, any shares of common stock subject to awards outstanding under the 2002 Stock Option Plan or the Director Stock Option Plan at the time of the adoption of the 2004 Plan which subsequently lapse, expire or otherwise terminate without the issuance of such common stock are also available for awards under the 2004 Plan.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Stock options from the 2004 Plan may be either “incentive stock options” under Section 422 of the U.S. Internal Revenue Code or options not intended to qualify as incentive stock options (“nonqualified options”). The term of an option cannot exceed ten years from the date of grant. All options must have an option price that is not less than the fair market value of a share of common stock on the date of grant. Upon exercise of an option, the participant may pay the option price in cash, by delivering shares of common stock to the Company or by having the Company withhold shares otherwise deliverable to the participant upon exercise (“net exercise”). An option may also be exercised through a “cashless exercise” procedure involving a broker or dealer. The net exercise feature resulted in “variable” accounting under the previous accounting rules.

Effective January 1, 2006, however, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. Compensation expense for awards and related tax effects are recognized as they vest. The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized effective January 1, 2006 includes: (1) compensation cost for all share based awards granted prior to, but not yet vested as of, January 1, 2006 based on the original measure of the grant date fair value method under the provisions of SFAS 123 for pro-forma disclosure, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, awards classified as liabilities are subject to revaluation each period with a corresponding adjustment in earnings for changes in the market value of outstanding awards. Results for periods prior to the adoption of the new standard were not restated at the time of transition.

In addition, awards previously treated as “variable awards” are classified as “liability awards” under the new standard and are subject to revaluation each period, with a corresponding adjustment in earnings for changes in the fair value of outstanding awards.

For the three and nine month periods ended September 30, 2007, the Company recognized a benefit of $310,000 and an expense of $99,000, respectively, related to stock options granted according to SFAS 123R. For the three and nine month periods ended September 30, 2006, the Company recognized an expense of $465,000 and a benefit of $487,000 related to SFAS 123R.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	For the nine months ended September 30
	2007	2006
Dividend yield	0%	0%
Risk free rate	4.55%	4.46%
Weighted average expected option life (years)	6.14	6.33
Volatility	38.75%	38.04%

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

In May 2007 the Company issued a total of 6,000 shares of common stock to three directors of the Board of Directors for their service for the 2007/2008 Board term. In addition, 500 shares of common stock were issued in May 2007 to one director for his services during the 2006/2007 Board term.

The Company issued a total of 7,500 shares of common stock to four directors of the Board of Directors for their service for the 2006/2007 Board term under the terms of the 2004 Plan. 1,500 of those shares were subsequently cancelled due to a resignation in September 2006.

For the three and nine month periods ended September 30, 2007, the Company recognized an expense of $42,000 and $95,000, respectively, as a result of certain stock grants from the 2004 Plan to members of the Board of Directors. For the three and nine month periods ended September 30, 2006, the Company recognized an expense of $19,000 and $74,000, respectively, as a result of certain stock grants from the 2004 Plan to members of the Board of Directors

The following is a summary of stock options under the Plans, referred to above, which were granted, were exercised and have expired for the nine month period ended September 30, 2007:

	Outstanding Options	Weighted Average Exercise Price
December 31, 2006	801,284	$9.01
Granted	20,000	$14.64
Exercised	(220,000)	$6.39
Cancelled	(31,284)	$7.55
September 30, 2007	570,000	$10.30

All options granted during the period were fully vested upon issuance.

The following table summarizes information about shares subject to outstanding options as of September 30, 2007, which were issued to current or former employees or directors pursuant to the 2002 Stock Option Plan, the Director Stock Option Plan or the 2004 Plan.

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
40,000	$4.72-$4.72	$4.72	4.25	40,000	$4.72
80,000	$5.78-$6.78	$6.22	3.04	80,000	$6.22
200,000	$7.46-$9.39	$9.00	6.05	200,000	$9.00
175,000	$10.89-$13.01	$12.77	7.07	175,000	$12.77
75,000	$14.64-15.62	$15.36	8.52	75,000	$15.36

570,000	$4.72-$15.62	$10.30	6.14	570,000	$10.30

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The aggregate intrinsic value, which represents the amount by which the fair value of the Company’s common stock exceeds the option exercise prices, was $4.9 million and $5.5 million as of December 31, 2006 and September 30, 2007, respectively.

The weighted-average estimated fair value of stock options granted during the nine month period ended September 30, 2007 was $12.01 per share. The weighted-average estimated fair value of stock options granted during the nine month period ended September 30, 2006 was $8.93 per share. The total intrinsic value of stock options exercised during the nine month period ended September 30, 2007 was $3.3 million. The total intrinsic value of stock options exercised during the nine month period ended September 30, 2006 was $267,000. Compensation expense related to stock options granted has been recorded in selling, general and administrative expenses.

(8)	Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses by type for the three and nine month periods ended September 30, 2007:

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
		(as restated)		(as restated)
	(in thousands)
Personnel expenses	$15,416	$6,316	$38,293	$18,372
Other administrative expenses	6,545	1,067	12,089	4,196
Advertising and marketing costs	1,070	354	3,294	1,179
Network operating expenses	8,062	4,462	21,361	13,226
IT costs	2,139	588	4,326	1,760
Other taxes	813	278	1,658	922
Bad debt and collection costs	667	243	2,189	522
Legal, audit and consultant fees	3,147	663	4,411	3,706
Management fees	87	—	105	—
Other operating expenses, net	(179)	355	1,802	1,528

Total for segments	$37,767	$14,326	$89,528	$45,411

Backbone rental expenses	(4,621)	(2,443)	(11,846)	(7,087)
Network operating expenses	(5,341)	(2,263)	(10,916)	(6,384)
Direct personnel expenses	(8,761)	(1,388)	(14,166)	(4,539)

Total selling, general and administrative expenses	$19,044	$8,232	$52,600	$27,401

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Personnel expenses for the nine month period ended September 30, 2007 include restructuring expenses of $6.8 million relating to the reorganization following the Invitel Acquisition.

Bad debt and collection costs for the nine month period ended September 30, 2007 include one-time bad debt expenses as a result of an additional provision made at PanTel in the amount of $1.2 million.

Legal, audit fees and consultant expenses for the nine month period ended September 30, 2007 include Sarbanes-Oxley and compliance expenses amounting to $2.9 million.

Other operating expenses for the nine month period ended September 30, 2007 include integration costs of $6.2 million, due diligence expenses of $0.3 million and a provision for unused vacation days in the amount of $0.7 million.

(9)	Segment Disclosures

The Company’s main operating segments are: Mass Market Voice; Mass Market Internet, Business and Wholesale. The Company’s chief operating decision maker monitors the revenue streams of these segments and operations are managed and financial performance is evaluated based on the delivery of services to customers over an integrated network.

Mass Market Voice. The Mass Market Voice segment comprises revenue and gross margin generated from the fixed line voice and voice-related services provided to mass market customers in the historical concession areas and outside the historical concession areas. Mass Market Voice revenue includes time-based variable charges for calls to Hungarian wireless phones, local, long distance and international call charges; interconnect charges on calls terminated in the Company’s network; monthly fees for value added services; subsidies; one-time connection and new service fees; and monthly subscription fees for packages with built-in call minutes. Mass Market Voice revenue in the historical concession areas also includes access calls to dial-up ISPs’ networks at local call tariffs and revenue from providing DSL access to third party ISPs, but revenue from bundled Internet call and Internet services is recorded in the Mass Market Internet segment.

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

The revenue and gross margin by these segments for the three and nine month periods ended September 30, 2007 were as follows:

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
		(as restated)		(as restated)
	(in thousands of $)
Revenue:
Mass Market Voice	$33,761	$9,772	$68,094	$25,744
Mass Market Internet	11,516	854	21,019	2,204
Business	42,012	19,088	85,237	51,286
Wholesale	28,850	17,528	83,777	60,702

Total Revenue	$116,139	$47,242	$258,127	$139,936

Cost of sales:
Mass Market Voice	$6,359	$2,933	$12,714	$4,704
Mass Market Internet	2,047	1	3,501	11
Business	11,439	4,851	23,918	14,263
Wholesale	18,887	11,071	47,248	34,784

Total allocated to segments	$38,732	$18,856	$87,381	$53,762

Backbone rental expenses	4,621	2,443	11,846	7,087
Network operating expenses	5,341	2,263	10,916	6,384
Direct personnel expenses	8,761	1,388	14,166	4,539

Total Cost of sales	$57,455	$24,950	$124,309	$71,772

Gross margin:
Mass Market Voice	$27,402	$6,839	$55,380	$21,040
Mass Market Internet	9,469	853	17,518	2,193
Business	30,573	14,237	61,319	37,023
Wholesale	9,963	6,457	36,529	25,918

Total allocated to segments	$77,407	$28,386	$170,746	$86,174

Backbone rental expenses	(4,621)	(2,443)	(11,846)	(7,087)
Network operating expenses	(5,341)	(2,263)	(10,916)	(6,384)
Direct personnel expenses	(8,761)	(1,388)	(14,166)	(4,539)

Total Gross margin	$58,684	$22,292	$133,818	$68,164

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(10)	Subsequent Events

On October 18, 2007 the Company completed the purchase of the Hungarian business of Tele2 (“Tele2”), the Swedish-based alternative telecom operator. The Company purchased the entire equity interests in Tele2’s Hungarian subsidiary, Tele2 Magyarorszag Kft. (“Tele2 Hungary”) for EUR 4 million in cash (approximately $5.8 million), which was net of cash acquired in the amount of EUR 4.6 million (approximately $6.5 million) and net working capital of EUR 0.8 million (approximately $1.1 million). At closing, Tele2 Hungary did not have any outstanding debt. The acquisition was financed by the draw down of Facility “D” of the Amended Facilities Agreement.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report of Hungarian Telephone Cable Corp. (together with its subsidiaries, the “Company”) on Form 10-Q contains forward-looking statements. Unless the context requires otherwise, references in this report to the “Company”, “we”, “us” and “our” refer to Hungarian Telephone and Cable Corp. and its consolidated subsidiaries. Statements that are not historical facts are forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our estimates and assumptions and are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Words such as “believes,” “anticipates,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

•

Changes in the currency exchange markets particularly in the Hungarian forint-Euro exchange rate, the Hungarian forint-U.S. dollar exchange rate and the Euro-U.S. dollar exchange rate which could affect our financial statements and our ability to repay our debt;

•	Our ability to integrate Invitel’s and Tele2 Hungary’s operations into the Company and to realize anticipated benefits from the business combinations;

•	Our ability to effectively manage and otherwise monitor our operations, costs, regulatory compliance and service quality;

•	Our ability to effectively manage our operating expenses, capital expenses and reduce or refinance our debt;

•	Our dependence on cash flow from our Hungarian subsidiaries and certain restrictions on their ability to pay dividends to the parent company;

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

•	Our ability to comply with existing and newly implemented Hungarian regulatory regimes;

•	Changes in the competitive and regulatory framework in which we operate;

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

You should consider these important factors in evaluating any forward-looking statements in this Quarterly Report on Form 10-Q or otherwise made by us or on our behalf. We have no obligation to update or revise these forward-looking statements.

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

We have a diversified revenue and cash flow base, making us less susceptible to market pressures in any particular market. For the nine month period ended September 30, 2007, we derived approximately 26.4% of our revenue from Mass Market Voice, 8.1% from Mass Market Internet, 33.0% from Business and 32.5% from Wholesale.

We provide telecommunications services in Hungary through our Hungarian operating subsidiaries: Invitel; Hungarotel; PanTel; PanTel Technocom and Euroweb Hungary. We also provide Internet and data services to business customers in Romania through our Romanian subsidiary, Euroweb Romania.

On October 18, 2007 the Company completed the purchase of the Hungarian business of Tele2 (“Tele2”), the Swedish-based alternative telecom operator. The Company purchased the entire equity interests in Tele2’s Hungarian subsidiary, Tele2 Magyarorszag Kft. (“Tele2 Hungary”) for EUR 4 million in cash (approximately $5.8 million), which was net of cash acquired in the amount of EUR 4.6 million (approximately $6.5 million) and net working capital of EUR 0.8 million (approximately $1.1 million). At closing, Tele2 Hungary did not have any outstanding debt. The acquisition was financed by the draw down of Facility “D” of the Amended Facilities Agreement.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

Tele2 Hungary is a reseller of fixed line telephone services using the network facilities of other operators pursuant to regulated resale agreements. Tele2 Hungary has approximately 460,000 active Mass Market customers using either carrier pre-selection or carrier selection services. Tele2 Hungary will continue to operate as a stand alone operation in the near term using the Tele2 brand name. Thereafter, it will be integrated into HTCC’s operations and operate under the Invitel brand name. Tele2 Hungary had HUF 10.7 billion (approximately $61 million) in revenue in 2006.

Following the Invitel Acquisition, the Company retained an independent advisor to conduct brand research. Following the conclusion of the research, the Company decided to market all of its products and services under a single unified brand name—Invitel. In 2008, the Company plans to merge some of the operating subsidiaries in order to realize additional synergies.

As of September 30, 2007, we had approximately 412,000 telephone lines connected to our network within our combined 14 historical concession areas to service Mass Market customers and we had approximately 362,000 Mass Market customers outside our combined historical concession areas connected through either carrier pre-selection (“CPS”), carrier selection (“CS”) or local loop unbundling (“LLU”). This is compared to September 30, 2006 when Hungarotel had approximately 126,000 telephone lines in service within its historical concession areas to service Mass Market customers, and PanTel had approximately 86,000 Mass Market customers connected through indirect access outside the Hungarotel historical concession areas. In total we had a 265% increase in the customer connections in the Mass Market segment from approximately 212,000 as of September 30, 2006 to approximately 774,000 as of September 30, 2007.

The number of Mass Market broadband DSL connections has increased significantly, from approximately 8,000 as of September 30, 2006 to approximately 115,000 as of September 30, 2007. This increase is primarily the result of the Invitel Acquisition.

In the Business segment we had approximately 91,000 customer contracts (including approximately 8,000 serviced through CPS and LLU) as of September 30, 2007 compared to approximately 50,000 customer contracts (including approximately 7,000 serviced through CPS and LLU) as of September 30, 2006.

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

Comparison of Three Months Ended September 30, 2007 and Three Months Ended September 30, 2006

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the three month period ended September 30, 2007 was 183.27, compared to an average Hungarian forint/U.S. dollar exchange rate for the three month period ended September 30, 2006 of 216.10. When comparing the three month period ended September 30, 2007 to the three month period ended September 30, 2006, you should note that U.S. dollar reported amounts have been affected by this 18% appreciation in the Hungarian forint against the U.S. dollar. Results have also been affected by the inclusion of Invitel’s results since April 27, 2007, the date of the Invitel Acquisition. Certain 2006 amounts have been restated. See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2007	2006	% change
		As restated
Mass Market Voice	$33,761	$9,772	245%
Business	42,012	19,088	120%
Mass Market Internet	11,516	854	1248%
Wholesale	28,850	17,528	65%

Total Revenue	116,139	47,242	146%

Our revenue increased in U.S. dollar terms by $68.9 million, or 146%, between the three months ended September 30, 2007 and the three months ended September 30, 2006. In functional currency terms revenue increased by 110%. This increase is attributable to the factors described below. (Certain amounts in functional currency terms have been reported in U.S. dollars using a fixed exchange rate for comparative purposes.)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Mass Market Voice

Our Mass Market Voice revenue for the three month period ended September 30, 2007 was $33.8 million compared to $9.8 million for the three month period ended September 30, 2006, representing an increase of $24.0 million or 245%. This increase is mainly due to the inclusion of Invitel’s Mass Market Voice revenue of $24.1 million for three month period and the 18% appreciation in the Hungarian forint against the U.S. dollar, offset in part by a decrease in Hungarotel’s Mass Market Voice revenue compared to the prior year.

The inclusion of Invitel’s revenue for the three month period ended September 30, 2007 added $24.1 million in Mass Market Voice revenue. The number of lines within Invitel’s historical concession areas was 298,762 as of September 30, 2007 and the number of Invitel’s CPS customer contracts that represents Invitel’s customer base outside its historical concession areas was approximately 244,000 as of September 30, 2007.

Our Mass Market Voice revenue, after eliminating the impact of the Invitel Acquisition, in functional currency terms decreased by 16% from $11.3 million for the three month period ended September 30, 2006 to $9.5 million for the three month period ended September 30, 2007 as a result of the decreased revenue in the Hungarotel historical concession areas. We experienced an approximate 10% decrease in the number of lines within the Hungarotel historical concession areas from approximately 126,000 as of September 30, 2006 to approximately 113,000 as of September 30, 2007. Furthermore, there was a reduction in traffic as a result of the continued competition from wireless telephone providers and the competition from other service providers, such as cable television operators. This decrease was partly offset by the increased revenue outside the Hungarotel historical concession areas. We experienced an increase in the number of our carrier selection (“CS”) and carrier pre-selection (“CPS”) services. As of September 30, 2007, we had approximately 117,000 indirect access lines (including active CS and CPS lines, and local loop unbundling “LLU” connections) compared to approximately 86,000 indirect access lines as of September 30, 2006, representing a 36% increase.

Business

Our Business revenue for the three month period ended September 30, 2007 was $42.0 million compared to $19.1 million for the three month period ended September 30, 2006, representing a $22.9 million or 120% increase. The increase was primarily due to the inclusion of Invitel’s Business revenue of $21.8 million and the 18% appreciation in the Hungarian forint against the U.S. dollar, offset by a decrease in Business revenue in PanTel.

The inclusion of Invitel’s revenue in the three month period ended September 30, 2007 added $21.8 million in Business revenue. At Invitel, the number of lines in-concession was approximately 35,000 as of September 30, 2007 and the number of customer contracts outside the historical concession areas was approximately 3,100 as of September 30, 2007.

PanTel Business revenue in functional currency terms has decreased by approximately 10% from $22.1 million for the three month period ended September 30, 2006 to $19.9 million or the three month period ended September 30, 2007, mainly due to: (i) a government contract was not renewed (effective January 1, 2007) and we experienced a price reduction on two significant contract renewals between the two periods that resulted in lost recurring revenue of $1.6 million during the three month period; and

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

(ii) wireless substitution. At PanTel, the number of lines in-concession changed from approximately 12,800 as of September 30, 2006 to approximately 12,700 as of September 30, 2007 and the number of lines out of concession has increased by 10% to approximately 40,800 as of September 30, 2007 from approximately 37,100 as of September 30, 2006.

Mass Market Internet

Our Mass Market Internet revenue increased by $10.6 million from $0.9 million for the three month period ended September 30, 2006 to $11.5 million for the three month period ended September 30, 2007. This increase is primarily due to the inclusion of Invitel’s Mass Market Internet revenue for the three month period ended September 30, 2007, which resulted in $10.2 million of additional revenue and the 18% appreciation in the Hungarian forint against the U.S. dollar.

The $10.2 million of revenue, provided by the inclusion of three months of Invitel’s Mass Market Internet revenue was generated by the approximately 101,000 broadband DSL subscribers of Invitel as of September 30, 2007.

Our Mass Market Internet revenue in functional currency terms, without the effect of the Invitel Acquisition, increased by 36% from $1.0 for the three month period ended September 30, 2006 to $1.3 for the three month period ended September 30, 2007. This increase is due to a focus on increasing our broadband DSL customer base, both inside and outside of the Hungarotel historical concession areas, which resulted in an increase in the number of broadband DSL Internet service endpoints from approximately 8,000 endpoints as of September 30, 2006 to approximately 16,000 endpoints as of September 30, 2007, which represents a 100% increase.

Wholesale

Our Wholesale revenue increased by $11.4 million or 65% from $17.5 million during the three month period ended September 30, 2006 to $28.9 million for the three month period ended September 30, 2007. This increase is primarily attributable to the inclusion of Invitel’s Wholesale revenue for the three month period ended September 30, 2007, which resulted in an additional $5.8 million of revenue between the two periods and the 18% appreciation in the Hungarian forint against the U.S. dollar.

Our Wholesale revenue, after the exclusion of the impact of the Invitel Acquisition, has increased by 10% in functional currency terms from $20.4 million for the three month period ended September 30, 2006 to $22.5 million for the three month period ended September 30, 2007. This increase is mainly due to an increase in revenue generated from higher margin data network services, offset in part by a decrease of relatively low margin, high volume Wholesale voice revenue.

Cost of Sales

	Three Months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Segment Cost of sales	$38.7	$18.9

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Cost of sales, at the segment level, totaled $38.7 million and $18.9 million during the three month periods ended September 30, 2007 and 2006, respectively, and showed an increase of $19.8 million or 105%. This increase is mainly attributable to the inclusion of Invitel’s cost of sales during the three month period ended September 30, 2007, which resulted in an additional $15.5 million of cost between the two periods and the 18% appreciation in the Hungarian forint against the U.S. dollar.

Gross Margin

	Three Months Ended September 30,
(dollars in thousands)	2007	2006	% change
		As restated
Mass Market Voice	$27,402	$6,839	301%
Business	30,573	14,237	115%
Mass Market Internet	9,469	853	1010%
Wholesale	9,963	6,457	54%

Segment Gross Margin	77,407	28,386	173%
Segment Gross Margin %	66.7%	60.1%

Our segment gross margin increased from $28.4 million for the three month period ended September 30, 2006 to $77.4 million for the three month period ended September 30, 2007, an increase of $49.0 million or 173%. This increase is attributable to the factors described below.

Our segment gross margin percentage increased from 60.1% in 2006 to 66.7% in 2007, an increase of 11%. The reason for this improvement in gross margin percentage is due to the fact that Invitel has a higher gross margin percentage (75.0% on average for the three month period ended September 30, 2007 included in our results) than the Company had prior to the Invitel Acquisition.

In addition to the segment gross margin, consolidated gross margin includes backbone rental expenses, network operating expenses and direct personnel expenses which increased as a result of the inclusion of the results of Invitel.

Mass Market Voice

Our Mass Market Voice gross margin for the three month period ended September 30, 2007 was $27.4 million compared to $6.8 million for the three month period ended September 30, 2006, representing an increase of $20.6 million or 301%. This increase is mainly due to the inclusion of Invitel’s Mass Market Voice gross margin of $19.9 million for three month period and the 18% appreciation in the Hungarian forint against of the U.S. dollar, offset in part by the decrease of Hungarotel’s Mass Market Voice gross margin compared to the prior year.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our Mass Market Voice gross margin, after eliminating the impact of the Invitel Acquisition, in functional currency terms has decreased by 6% from $7.9 million for the three month period ended September 30, 2006 to $7.4 million for the three month period ended September 30, 2007, which is due to the 16% decrease in Mass Market Voice revenue offset in part by the price reduction in interconnect charges, which resulted in lower cost of sales in the three month period ended September 30, 2007 than in the same period of the prior year.

Business

Our Business gross margin for the three month period ended September 30, 2007 was $30.6 million compared to $14.2 million for the three month period ended September 30, 2006, representing a $16.4 million or 115% increase. The increase was primarily due to the inclusion of Invitel’s Business gross margin of $15.6 million and the 18% appreciation in the Hungarian forint against the U.S. dollar, offset by a decrease in Business gross margin in PanTel.

PanTel Business gross margin after the elimination of the impact of the Invitel Acquisition in functional currency terms has decreased by approximately 10% from $16.4 million for the three month period ended September 30, 2006 to $14.8 million for the three month period ended September 30, 2007, which is in line with the 10% reduction of Business revenue between the two periods.

Mass Market Internet

Our Mass Market Internet gross margin increased by $8.6 million from $0.9 million for the three month period ended September 30, 2006 to $9.5 million for the three month period ended September 30, 2007. This increase is primarily due to the inclusion of Invitel’s Mass Market Internet gross margin for the three month period ended September 30, 2007, which resulted in $8.2 million of additional gross margin and the 18% appreciation in the Hungarian forint against the U.S. dollar.

Our Mass Market Internet gross margin in functional currency terms, without the effect of the Invitel Acquisition, increased by 20% from $1.0 million for the three month period ended September 30, 2006 to $1.2 million for the three month period ended September 30, 2007. This increase is due to the increase in Mass Market Internet revenue during the period.

Wholesale

Our Wholesale gross margin increased by $3.5 million or 54% from $6.5 million during the three month period ended September 30, 2006 to $10.0 million during the three month period ended September 30, 2007. This increase is primarily attributable to the inclusion of Invitel’s Wholesale gross margin for the three month period ended September 30, 2007, which resulted in an additional $2.8 million of gross margin between the two periods and the 18% appreciation in the Hungarian forint against the U.S. dollar.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Selling, General and Administrative

	Three Months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Segment Selling, general and administrative	$37.8	$14.3

Our selling, general and administrative expenses, at the segment level, increased by $23.5 million from $14.3 million to $37.8 million during the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006. This 164% increase is mainly attributable to (i) the inclusion of selling, general and administrative expenses of Invitel for three month period ended September 30, 2007, which resulted in an increase of $19.9 million; (ii) expenses incurred as a result of the Invitel Acquisition, including restructuring costs of $2.6 million and integration expenses of $2.5 million; and (iii) the 18% appreciation of the Hungarian forint against the U.S. dollar.

Depreciation and Amortization

	Three Months Ended September 30,
(dollars in millions)	2007	2006
Depreciation and amortization	$26.3	$6.5

Depreciation and amortization increased by $19.8 million from $6.5 million to $26.3 million during the three month period ended September 30, 2007 compared to the same period in 2006. This increase is mainly due to: (i) the inclusion of Invitel’s depreciation and amortization charges during the three month period ended September 30, 2007, which resulted in an additional $17.3 million of depreciation and amortization expense between the two periods; (ii) the depreciation of prior year capital expenditures of Hungarotel and PanTel, which resulted in $1.3 million higher depreciation and amortization charges; (iii) impairment of the PanTel brand name in the amount of $1.2 million due to the fact that the Company decided to market its products under the Invitel brand name following the Invitel Acquisition; and (iv) the 18% appreciation in the Hungarian forint against the U.S. dollar.

Income from Operations

	Three Months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Income from operations	$13.3	$7.6

As a result of the factors described above, income from operations increased by $5.7 million or 75% from $7.6 million to $13.3 million for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Foreign Exchange Gains (Losses), Net

	Three Months Ended September 30,
(dollars in millions)	2007	2006
Foreign exchange gains (losses), net	$(8.2)	$4.5

Our foreign exchange losses of $8.2 million for the three month period ended September 30, 2007 resulted primarily from unrealized losses due to the revaluation of our Euro denominated borrowings at period end as a result of the weakening of the Hungarian forint against the Euro during the three month period ended September 30, 2007.

The Company’s foreign exchange gains for the three month period ended September 30, 2006 resulted primarily from the strengthening of the Hungarian forint against the Euro on the Company’s average EUR 123.3 million denominated debt outstanding during the period.

Interest Expense

	Three Months Ended September 30,
(dollars in millions)	2007	2006
Interest expense	$19.2	$3.3

Interest expense increased by $15.9 million from $3.3 million for the three month period ended September 30, 2006 to $19.2 million for the three month period ended September 30, 2007. This increase is mainly due to (i) the inclusion of Invitel’s interest expense for the three month period ended September 30, 2007, which resulted in an additional $14.7 million of interest expense; (ii) the additional interest expense as a result of the issuance of the 2007 Notes in connection with the Invitel Acquisition and (iii) the 18% appreciation in the Hungarian forint against the U.S. dollar. See “Liquidity and Capital Resources” section below.

Interest Income

	Three Months Ended September 30,
(dollars in millions)	2007	2006
Interest income	$0.5	$0.3

Interest income increased by $0.2 million from $0.3 million to $0.5 million for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 primarily due to the inclusion of three months of Invitel’s interest income.

Gains (Losses) from Fair Value Changes of Derivative Financial Instruments

	Three Months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Fair value changes of derivatives	$6.6	$(0.8)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The $6.6 million gain on the fair value changes of derivatives for the three month period ended September 30, 2007 is primarily due to (i) changes in the unrealized fair value of the hedges entered into in connection with the debt assumed as part of the Invitel Acquisition; (ii) the appreciation of the Hungarian forint against the Euro during the quarter; and (iii) changes in our portfolio of derivative financial instruments due to the settlement of forward and swap deals during the quarter.

Losses from Fair Value Changes on Warrants

	Three Months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Fair value changes on Warrants	$—	$(1.6)

In May 1999, the Company issued notes (the “Notes”) that were issued in an aggregate amount of $25 million with detachable warrants (the “Warrants”) to purchase 2,500,000 shares of common stock at a price of $10 per share. The Notes were canceled upon the exercise of the warrants by TDC, the Company’s majority stockholder, on March 28, 2007.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has recorded a non-cash expense of $1.5 million for the three month period ended September 30, 2006, relating to the change in the fair value of the Warrants primarily driven by the change in the Company’s stock price during the period.

Income Tax Benefit / (Expense)

	Three Months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Corporate tax	—	—
Local business tax	(2.4)	(0.9)

Current tax expense	(2.4)	(0.9)
Deferred tax expense	(1.8)	(1.1)

Total income tax expense	$(4.1)	$(2.0)

Our income taxes changed by $2.1 million from an expense of $2.0 million for the three month period ended September 30, 2006 to an expense of $4.1 million for the three month period ended September 30, 2007, primarily due to the inclusion of three months of Invitel’s current tax and deferred tax expense which had an impact of additional tax expense of $1.5 million and the 18% appreciation in the Hungarian forint against the U.S. dollar.

Net Income Attributable to Common Stockholders

	Three Months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Net income / (loss) attributable to common stockholders	$(11.2)	$4.7

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

As a result of the factors discussed above, the Company recorded a net loss attributable to common stockholders of $11.2 million, or $0.68 per basic share and $0.68 on a diluted basis, for the three month period ended September 30, 2007 compared to a net gain attributable to common stockholders of $4.7 million, or $0.37 per basic share and $0.33 on a diluted basis, for the three month period ended September 30, 2006. The reason of our net loss is primarily attributable to higher interest expense and a foreign exchange loss for the three month period ended September 30, 2007, which offset a higher gross margin.

Comparison of Nine Months Ended September 30, 2007 and Nine Months Ended September 30, 2006

The functional currency of our Hungarian subsidiaries is the Hungarian forint. The average Hungarian forint/U.S. dollar exchange rate for the nine month period ended September 30, 2007 was 186.73, as compared to an average Hungarian forint/U.S. dollar exchange rate for the nine month period ended September 30, 2006 of 213.24. When comparing the nine month period ended September 30, 2007 to the nine month period ended September 30, 2006, you should note that U.S. dollar reported amounts have been affected by this 14% appreciation in the Hungarian forint against the U.S. dollar. Results have also been affected by the inclusion of Invitel’s results since April 27, 2007, the date of the Invitel Acquisition. Certain 2006 amounts have been restated. See Note 1(b) “Restatements” in Notes to Condensed Consolidated Financial Statements.

Revenue

	Nine months Ended September 30,
(dollars in thousands)	2007	2006	% change
		As restated
Mass Market Voice	$68,094	$25,744	165%
Business	85,237	51,286	66%
Mass Market Internet	21,019	2,204	854%
Wholesale	83,777	60,702	38%

Total Revenue	258,127	139,936	84%

Our revenue increased by $118.2 million or 84% between the nine month period ended September 30, 2007 and the nine month period ended September 30, 2006. In functional currency terms revenue increased by 62%. This increase in revenue is attributable to the factors described below. (Certain amounts in functional currency terms have been reported in U.S. dollars using a fixed exchange rate for comparative purposes.)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Mass Market Voice

Our Mass Market Voice revenue for the nine month period ended September 30, 2007 was $68.1 million compared to $25.7 million for the nine month period ended September 30, 2006, which represents an increase of $42.4 million or 165%. This increase is mainly attributable to the inclusion of Invitel’s Mass Market Voice revenue of $40.3 million for five months and the 14% appreciation in the Hungarian forint against the U.S. dollar.

The inclusion of Invitel’s revenue in the Company’s consolidated results for the nine month period ended September 30, 2007 added $40.3 million in Mass Market Voice revenue. The number of lines within Invitel’s historical concession areas was 298,762 as of September 30, 2007 and the number of Invitel’s out of concession carrier pre-select customer contracts was approximately 244,000 as of September 30, 2007.

Our Mass Market Voice revenue, after eliminating the impact of the Invitel Acquisition, in functional currency terms has decreased by 5% from $29.4 million for the nine month period ended September 30, 2006 to $27.8 million for the nine month period ended September 30, 2007 as a result of the decreased revenue in the Hungarotel historical concession areas. We experienced an approximate 10% decrease in the number of lines within the Hungarotel historical concession areas from approximately 126,000 as of September 30, 2006, to approximately 113,000 as of September 30, 2007. Furthermore, there was a reduction in traffic as a result of the continued competition from wireless telephone providers and the competition from other service providers, such as cable television operators. This decrease was partly offset by the increased revenue outside the Hungarotel historical concession areas. We experienced an increase in the number of our CS and CPS services. As of September 30, 2007, we had approximately 117,000 indirect access lines (including active CS and CPS lines, and LLU connections) compared to approximately 86,000 indirect access lines as of September 30, 2006, representing a 36% increase.

Business

Our Business revenue for the nine month period ended September 30, 2007 was $85.2 million compared to $51.3 million for the nine month period ended September 30, 2006, representing an increase of $33.9 million or 66%. This increase is mainly attributable to the inclusion of Invitel’s Business revenue of $35.5 million for five months and the 14% appreciation of the Hungarian forint against the U.S. dollar, offset in part by the decrease in PanTel’s Business revenue compared to the previous year.

The inclusion of Invitel’s revenue during the nine month period ended September 30, 2007 added $35.5 million in Business revenue. The number of lines in-concession at Invitel was approximately 35,000 as of September 30, 2007 and the number of customer contracts outside Invitel’s historical concession areas was approximately 3,100 as of September 30, 2007.

PanTel’s Business revenue, after eliminating the impact of the Invitel Acquisition, in functional currency terms decreased by approximately 15% from $58.6 million for the nine month period ended September 30, 2006 to $49.8 million for the nine month period ended September 30, 2007, mainly due to the following factors: (i) a government contract was not renewed (effective January 1, 2007) and we experienced a price reduction on two significant contract renewals between the two periods that resulted

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

in lost recurring revenue of $4.8 million during the nine month period; and (ii) wireless substitution. These factors were offset in part by the increase in the number of lines outside our historical concession areas to approximately 40,800 lines as of September 30, 2007 from approximately 37,100 lines as of September 30, 2006, representing an increase of 10%.

Mass Market Internet

Our Mass Market Internet revenue increased by $18.8 million from $2.2 million for the nine month period ended September 30, 2006 to $21.0 million for the nine month period ended September 30, 2007. This increase is primarily due to (i) the inclusion of Invitel’s Mass Market Internet revenue of $17.1 million for five months; (ii) the increase in Mass Market Internet revenue of Hungarotel and PanTel and (iii) the 14% appreciation in the Hungarian forint against the U.S. dollar.

The inclusion of Invitel had an impact of $17.1 million additional Mass Market Internet revenue for the nine month period ended September 30, 2007. As of September 30, 2007 Invitel had approximately 101,000 broadband DSL Internet services subscribers.

Our Mass Market Internet revenue, excluding the impact of the Invitel Acquisition, in functional currency terms, increased by 56% from $2.5 million for the nine month period ended September 30, 2006 to $3.9 million for the nine month period ended September 30, 2007. This increase is due to a focus on increasing our broadband DSL customer base, both inside and outside of the Hungarotel historical concession areas. This increase is due to the increase of broadband DSL Internet service endpoints from approximately 8,000 as of September 30, 2006 to approximately 16,000 endpoints as of September 30, 2007, which represents a 100% increase.

Wholesale

Our Wholesale revenue increased by $23.1 million or 38% from $60.7 million for the nine month period ended September 30, 2006 to $83.8 million for the nine month period ended September 30, 2007. This increase is primarily attributable to the inclusion of Invitel’s Wholesale revenue for five months, which resulted in an additional $11.5 million of revenue between the two periods and the 14% appreciation of the Hungarian forint against the U.S. dollar.

Our Wholesale revenue, after the exclusion of the impact of the Invitel Acquisition, has increased by 4% in functional currency terms from $69.3 million for the nine month period ended September 30, 2006 to $72.3 million for the nine month period ended September 30, 2007. This increase is mainly due to an increase in revenue generated from higher margin data network services offset in part by the decrease of relatively low margin, high volume Wholesale voice revenue.

Cost of Sales

	Nine months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Segment Cost of sales	$87.4	$53.8

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Cost of sales, at the segment level, totalled $87.4 million and $53.8 million during the nine month period ended September 30, 2007 and 2006, respectively, and showed an increase of $33.6 million or 62%. This increase is mainly attributable to the inclusion of Invitel’s cost of sales, which resulted in an additional $27.1 million of cost between the two periods and the 14% appreciation in the Hungarian forint against the U.S. dollar, which were offset by the 2% decrease in the cost of sales of Hungarotel and PanTel in functional currency terms.

Gross Margin

	Nine Months Ended September 30,
(dollars in thousands)	2007	2006	% change
		As restated
Mass Market Voice	$55,380	$21,040	163%
Business	61,319	37,023	66%
Mass Market Internet	17,518	2,193	699%
Wholesale	36,529	25,918	41%

Segment Gross Margin	170,746	86,174	98%
Segment Gross Margin %	66.2%	61.6%

Our segment gross margin increased by $84.6 million from $86.2 million for the nine month period ended September 30, 2006 to $170.7 million for the nine month period ended September 30, 2007. This increase in gross margin is attributable to the factors described below.

Our segment gross margin percentage increased from 61.6% in 2006 to 66.2% in 2007, an increase of 7.5%. The reason for this improvement in gross margin percentage is due to the fact that Invitel has a higher gross margin percentage (74.1% on average for the five month period included in our results) than the Company had prior to the Invitel Acquisition.

In addition to the segment gross margin, consolidated gross margin includes backbone rental expenses, network operating expenses and direct personnel expenses which increased as a result of the inclusion of the results of Invitel for five months.

Mass Market Voice

Our Mass Market Voice gross margin for the nine month period ended September 30, 2007 was $55.4 million compared to $21.0 million for the nine month period ended September 30, 2006, representing an increase of $34.4 million or 163%. This increase is mainly due to the inclusion of Invitel’s Mass Market Voice gross margin of $33.5 million for five months and the 14% appreciation in the Hungarian forint against the U.S. dollar, offset in part by the decrease of Hungarotel’s Mass Market Voice gross margin compared to the prior year.

Our Mass Market Voice gross margin, after eliminating the impact of the Invitel Acquisition, in functional currency terms has decreased by 9% from $24.0 million for the nine month period ended September 30, 2006 to $21.9 million for the nine month period ended September 30, 2007, due to the decrease in revenue of Hungarotel’s Mass Market Voice revenue.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Business

Our Business gross margin for the nine month period ended September 30, 2007 was $61.3 million compared to $37.0 million for the nine month period ended September 30, 2006, representing a $24.3 million or 66% increase. The increase was primarily due to the inclusion of Invitel’s Business gross margin of $25.4 million for five months and the 14% appreciation in the Hungarian forint against the U.S. dollar, offset in part by a decrease in Business gross margin in PanTel.

PanTel Business gross margin in functional currency terms has decreased by approximately 15% from $42.3 million for the nine month period ended September 30, 2006 to $36.0 million for the nine month period ended September 30, 2007, which is due to the 15% decrease in Business revenue between the two periods.

Mass Market Internet

Our Mass Market Internet gross margin increased by $15.4 million from $2.2 million for the nine month period ended September 30, 2006 to $17.6 million for the nine month period ended September 30, 2007. This increase is primarily due to the inclusion of Invitel’s Mass Market Internet gross margin for five months, which resulted in $13.9 million of additional gross margin and the 14% appreciation in the Hungarian forint against the U.S. dollar.

Our Mass Market Internet gross margin in functional currency terms, without the increasing effect of the Invitel Acquisition, increased by 44% from $2.5 million for the nine month period ended September 30, 2006 to $3.6 million for the nine month period ended September 30, 2007. This increase is due to the 56% increase in Mass Market Internet revenue in functional currency terms for the same period as a result of increase in the number of DSL subscribers.

Wholesale

Our Wholesale gross margin increased by $10.6 million or 41% from $25.9 million during the nine month period ended September 30, 2006 to $36.5 million for the nine month period ended September 30, 2007. This increase is primarily attributable to the inclusion of Invitel’s Wholesale gross margin for five months, which resulted in an additional $4.6 million of gross margin between the two periods and the 14% appreciation in the Hungarian forint against the U.S. dollar.

Our Wholesale gross margin, after the exclusion of the impact of the Invitel Acquisition, has increased by 8% in functional currency terms from $29.6 million for the nine month period ended September 30, 2006 to $31.9 million for the nine month period ended September 30, 2007. This increase is mainly due to an increase in revenue generated from higher margin data network services, offset in part by a decrease of relatively low margin, high volume Wholesale voice revenue.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Selling, General and Administrative

	Nine Months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Segment Selling, general and administrative	$89.5	$45.4

Our selling, general and administrative expenses, at the segment level, increased by $44.1 million or 97% from $45.4 million to $89.5 million for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006. This increase is attributable to (i) the inclusion of five months of Invitel’s selling, general and administrative expenses, which resulted in an additional $32.9 million of expenses between the two periods; (ii) expenses incurred as a result of the Invitel Acquisition, including restructuring costs of $6.8 million and integration expenses of $6.1 million; (iii) an increase in bad debt expenses of $1.2 million and (iv) the 14% appreciation of the Hungarian forint against the U.S. dollar during the nine month period.

Depreciation and Amortization

	Nine Months Ended September 30,
(dollars in millions)	2007	2006
Depreciation and amortization	$51.8	$19.1

Depreciation and amortization increased by $32.7 million or 171% during the nine month period ended September 30, 2007 compared to the same period last year. This increase is mainly due to: (i) the inclusion of five months of Invitel’s depreciation and amortization charges, which resulted in an additional $27.0 million of depreciation and amortization expense; (ii) depreciation of prior year capital expenditures of Hungarotel and PanTel, which resulted in $4.5 million higher depreciation and amortization charges; (iii) impairment of the PanTel brand name in the amount of $1.2 million due to the fact that the Company decided to market its product under the Invitel brand name following the Invitel Acquisition; and (iv) the 14% appreciation in the Hungarian forint against the U.S. dollar.

Income from Operations

	Nine Months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Income from operations	$29.5	$21.7

As a result of the factors described above, income from operations increased by $7.8 million or 36% from $21.7 million to $29.5 million for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Foreign Exchange Gains (Losses), Net

	Nine Months Ended September 30,
(dollars in millions)	2007	2006
Foreign exchange gains (losses), net	$(1.7)	$(11.2)

Our foreign exchange losses of $1.7 million for the nine month period ended September 30, 2007 resulted primarily from two offsetting factors: a $1.5 million foreign exchange gain at Hungarotel offset by foreign exchange losses recorded at Invitel. The foreign exchange gain recorded at Hungarotel was mainly due to the strengthening of the Hungarian forint against the Euro and the U.S. dollar during the nine month period ended September 30, 2007. At Invitel a $3.2 million foreign exchange loss was recorded relating to the revaluation of the Euro denominated borrowings as a result of the weakening of the Hungarian forint against the Euro during the five month period ended September 30, 2007.

The Company’s foreign exchange losses of $11.2 million for the nine month period ended September 30, 2006 resulted primarily from the weakening of the Hungarian forint against the Euro on the Company’s Euro denominated debt, which amounted to EUR 129.4 million on average during the period. When the non-Hungarian forint debt of our subsidiaries is re-measured into Hungarian forint, the Company reports foreign exchange gains/losses in its consolidated financial statements as the Hungarian forint appreciates/devalues against such non-forint currencies.

Interest Expense

	Nine Months Ended September 30,
(dollars in millions)	2007	2006
Interest expense	$37.3	$10.4

Interest expense increased by $26.9 million for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006. This increase is mainly due to: (i) the inclusion of five months of Invitel’s interest expense, which resulted in an additional interest expense of $25.6 million; (ii) the additional interest expense as a result of the issuance of the 2007 Notes in connection with the Invitel Acquisition; and (iii) the 14% appreciation in the Hungarian forint against the U.S. dollar. See “Liquidity and Capital Resources” section below.

Interest Income

	Nine Months Ended September 30,
(dollars in millions)	2007	2006
Interest income	$1.0	$0.8

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Interest income increased to $1.0 million for the nine month period ended September 30, 2007 compared to $0.8 million for the nine month period ended September 30, 2006, which is mainly due to the inclusion of Invitel’s interest income for five months.

Gains (Losses) from Fair Value Changes of Derivative Financial Instruments

	Nine Months Ended September 30,
(dollars in millions)	2007	2006
Gains (losses) from fair value changes of derivative financial instruments	$(59.3)	$2.3

The $59.3 million loss for the nine month period ended September 30, 2007 is primarily due to the unrealized loss on the fair value changes of hedges entered into in connection with the Invitel Acquisition.

Losses from Fair Value Changes on Warrants

	Nine Months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Fair value changes on Warrants	$(15.1)	$1.2

In May 1999, the Company issued notes (the “Notes”) that were issued in an aggregate amount of $25 million with detachable warrants (the “Warrants”) to purchase 2,500,000 shares of common at a price of $10 per share. The Notes were canceled upon the exercise of the warrants by TDC, the Company’s majority stockholder, on March 28, 2007.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has recorded a non-cash expense of $15.1 million and a $1.2 million gain for the nine month periods ended September 30, 2007 and 2006, respectively, relating to the change in the fair value of the Warrants primarily driven by the change in the Company’s stock price during the periods. The fair market value was determined using the Black-Scholes option pricing formula. The cumulative adjustment to the fair market value of the Warrants was reflected in the Company’s Additional Paid-In Capital upon exercise of the Warrants.

Loss on Extinguishment of Debt

	Nine Months Ended September 30,
(dollars in millions)	2007	2006
Loss on extinguishment of debt	$(2.9)	$—

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Income Tax Benefit / (Expense)

	Nine Months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Corporate tax	(0.2)	(0.2)
Local business tax	(5.7)	(2.9)

Current tax expense	(5.9)	(3.1)
Deferred tax benefit	9.8	—

Total income tax benefit / (expense)	$3.9	$(3.1)

Our income taxes changed by $7.0 million from an expense of $3.1 million for the nine month period ended September 30, 2006 to a benefit of $3.9 million for the nine month period ended September 30, 2007, primarily due to (i) the increase in deferred tax benefit relating to the loss on the fair value change of our derivatives, offset in part by (ii) the inclusion of five months of Invitel’s current tax expense, which resulted in an additional $1.3 million of current tax expense between the two periods; (iii) an increase in income tax expense at Hungarotel and PanTel of $1.4 million and (iv) the 14% appreciation in the Hungarian forint against the U.S. dollar.

Net Income Attributable to Common Stockholders

	Nine Months Ended September 30,
(dollars in millions)	2007	2006
		As Restated
Net income/(loss) attributable to common stockholders	$(82.0)	$1.4

As a result of the factors discussed above, the Company recorded a net loss attributable to common stockholders of $82.0 million, or $5.40 per basic share and $5.40 on a diluted basis, for the nine month period ended September 30, 2007 compared to a net gain attributable to common stockholders of $1.4 million, or $0.09 per basic share and $0.06 on a diluted basis, for the nine month period ended September 30, 2006. The loss is primarily attributable to the unrealized losses on derivative instruments and the non-cash impact of the loss on fair value changes of warrants, as described above.

Liquidity and Capital Resources

Net cash provided by operating activities totalled $52.9 million during the nine month period ended September 30, 2007, compared to $32.2 million generated during the nine month period ended September 30, 2006. This increase is principally due to the following factors: (i) the inclusion of the operating cash provided by Invitel and (ii) the positive impact of the change in foreign exchange rates during the period.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Net cash used in investing activities was $147.3 million for the nine month period ended September 30, 2007, compared to $12.7 million for the nine month period ended September 30, 2006. This increase is due to (i) the Invitel Acquisition, which resulted in a $111.3 million increase in investing cash flows; and (ii) an increase in capital expenditures of $27.8 million or 206% to $41.3 million during the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 due to the addition of Invitel.

Financing activities provided net cash of $98.7 million during the nine month period ended September 30, 2007 compared to net cash used for financing activities of $12.3 million during the nine month period ended September 30, 2006. Cash flows from financing activities for the nine month period ended September 30, 2007 mainly resulted from the refinancing of the Company’s debt in connection with the Invitel Acquisition. Cash flow used in financing activities for the nine month period ended September 30, 2006 reflects repayments of long-term debt.

Our major contractual cash obligations as of September 30, 2007 (at September 30, 2007 exchange rates) are as follows:

Cash Payments Due by Period

($ in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt	$822,900	$34,257	$82,328	$231,230	$475,085
Lease Commitments to Telecommunication Providers	25,787	5,605	8,675	4,260	7,247
Other Operating Leases	5,188	2,677	2,013	415	83
Capital Leases	606	507	99	—	—

Total	$854,481	$43,046	$93,115	$235,905	$482,415

We believe that cash provided by our operating activities and our financing activities will provide adequate resources to satisfy our working capital requirements, scheduled principal and interest payments on debt and anticipated capital expenditure requirements.

Inflation and Foreign Currency

During the first nine months of 2007, the Hungarian forint strengthened against the Euro and the U.S. dollar, as compared to year-end 2006 levels mainly driven by the interest rate premium of Hungarian government bonds over similar assets in U.S. dollars and in Euro. In addition the Euro has significantly appreciated against the U.S. dollar, which indirectly further strengthened the forint.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Overall this resulted in a net foreign exchange loss of $1.7 million for the nine month period ended September 30, 2007 compared to the net foreign exchange loss of $11.2 million for the nine month period ended September 30, 2006. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” (Market Risk Exposure below).

Approximately 80% of our total revenues are denominated in Hungarian forint and our operating and other expenses, including capital expenditures, are predominantly in Hungarian forint but also in U.S. dollars and euros. In addition, certain items in the balance sheet accounts are denominated in currencies other than the functional currencies of the operating subsidiaries. Accordingly, when such accounts are translated into the functional currency, we are subject to foreign exchange gains and losses which are reflected as a component of earnings. When the subsidiaries financial statements are translated into U.S. dollars for financial reporting purposes, we are subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

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

Related Party Transactions

The net balance of receivables from and payables to related parties totaling a payable in the amount of $772,000 at September 30, 2007, represents cumulative preferred stock dividends in arrears payable to TDC in the amount of $829,000, an accrual of $633,000 for the costs for various individuals employed by TDC who have performed work for the Company and a net $690,000 receivable in connection with the transport of international voice, data and Internet traffic over the Company’s and TDC’s respective telecommunications networks for each other and other items.

On March 28, 2007, TDC exercised its warrants to purchase 2,500,000 shares of the Company’s common stock in exchange for notes issued by the Company and held by TDC in the principal amount of $25 million. As of September 30, 2007, TDC owned 64% of the Company’s outstanding common stock and 30,000 shares of preferred stock convertible into 300,000 shares of common stock.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

For Mr. Holm, the Company paid EUR 981,371 (approximately $1.4 million) for his services for the period from May 2005 through April 2007. The Company was also responsible for paying other costs pertaining to Mr. Holm, including lodging in Budapest and for certain of Mr. Holm’s travel costs back to his home in Denmark.

For Mr. Wurtz, the Company paid EUR 501,707 (approximately $0.7 million) for his services for the period from June 2005 through April 2007. The Company was also responsible for paying Mr. Wurtz’s lodging in Budapest.

In addition to the services of Mr. Holm and Mr. Wurtz, three employees of TDC performed financial controlling services for the Company. The Company reached an agreement with TDC to pay approximately $201,000 for such services. TDC also provided services for the Company in connection with certain strategic projects, including services in connection with the Company’s acquisition of Invitel. For such services, the Company has agreed to reimburse TDC approximately $448,000, which was outstanding as of September 30, 2007.

All of the directors of the Company are covered by a directors and officers liability policy taken out by TDC. As of September 30, 2007, the Company had approximately $210,000 in expenses for the Company’s portion of the overall premium paid by TDC.

The Company has agreements in place with TDC and its subsidiaries, pursuant to which TDC and the Company transport international voice, data and Internet traffic for each other over their respective telecommunications networks. For the three month periods ended September 30, 2007 and 2006, the Company transported these services for TDC in the amount of approximately $652,000 and $488,000, respectively, pursuant to such agreements. For the nine month periods ended September 30, 2007 and 2006, the Company transported these services for TDC in the amount of approximately $1,707,000 and $1,324,000 respectively, pursuant to such agreements. For the three month periods ended September 30, 2007 and 2006, the Company agreed to pay TDC an amount of approximately $133,000 and $216,000, respectively, pursuant to such agreements. For the nine month periods ended September 30, 2007 and 2006, the Company agreed to pay TDC an amount of approximately $641,000 and $472,000, respectively, pursuant to such agreements.

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

Matel is required to furnish to the Indenture trustee of the 2007 Notes all annual and quarterly reports required to be filed with the U.S. Securities and Exchange Commission, which reports are required to contain certain financial information, including certain non-GAAP financial information. The Company believes that the 2007 Notes are a key component of its capital structure and any non-compliance with the 2007 Notes Indenture could have a material impact on the Company’s financial condition and liquidity.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The following table presents unaudited summarized pro-forma consolidated financial information of Matel, on a pro-forma basis, as though the companies had been combined at the beginning of the respective periods:

	Three months ended September 30		Nine months ended September 30
	2007 Pro-forma	2006 Pro-forma	2007 Pro-forma	2006 Pro-forma
	(in thousands)
Revenue	$117,227	$108,358	$343,917	$322,467
Adjusted EBITDA (1)	48,031	39,525	137,345	119,773
Net income (loss)	(3,123)	989	(77,175)	(79,345)
Depreciation and amortization	(28,674)	(22,700)	(80,887)	(57,916)
Net interest expense (2)	(9,597)	(15,013)	(45,927)	(49,660)
Capital expenditure (3)	24,183	21,939	58,437	34,874
Net cash flow provided by (used in) operating activities	7,123	12,323	44,012	72,804

			September 30, 2007	December 31, 2006
			(in thousands)
Cash and cash equivalents			$24,991	$43,518
Third party debt (4)			631,646	634,393
Net third party debt (5)			606,654	590,875
Total liabilities			849,454	819,095

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

The information included in the above table is substantially the same as that included in the unaudited pro-forma consolidated financial information in Note 3 of the Notes to the Condensed Consolidated Financial Statements but excludes the impact of the 2006 PIK Notes and eliminates intercompany interest between Matel and Matel Holdings.

(1)	We define EBITDA as net profit/(loss) plus income taxes, net financial expenses and depreciation and amortization. Adjusted EBITDA is EBITDA plus the cost of restructuring, due diligence expenses, management fees paid to shareholders, non-cash share-based compensation to our executives and other non-recurring items. Other companies in our industry may calculate Adjusted EBITDA in a different manner. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to net gain or to cash flow from operating, investing or financing activities, as a measure of liquidity or an indicator of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. In addition, Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments.

Adjusted EBITDA is reconciled to net income as follows:

	Three months ended September 30		Nine months ended September 30
	2007 Pro-forma	2006 Pro-Forma	2007 Pro-forma	2006 Pro-Forma
	(in thousands)
Adjusted EBITDA	$48,031	$39,525	$137,345	$119,773
Cost of restructuring	(1,107)	717	(6,875)	(898)
Due diligence expenses	213	(5)	(479)	(915)
Management fee	(90)	(180)	(358)	(513)
Share-based compensation	561	(68)	151	(1,451)
Integration costs	(5,135)	(1,573)	(6,160)	(1,573)
SEC related expenses	(1,909)	(972)	(2,929)	(1,272)
Provision for unused vacation	248	—	(1,342)	—
One-off provision for bad debts	(12)	(286)	(1,229)	(286)
Other one-off items	(753)	—	(753)	—

EBITDA	$40,047	$37,158	$117,371	$112,865

Income taxes	(3,302)	(3,282)	5,149	11,161
Minority interest	(1)	(2)	4	2
Preferred stock dividend	(21)	(27)	(73)	(79)
Financing expenses, net	(9,683)	(15,351)	(50,352)	(54,241)
Foreign exchange gains (losses), net	(8,073)	12,246	5,084	(37,102)
Gains (losses) on derivatives	6,583	(5,504)	(58,397)	(55,211)
Gains (losses) on warrants	—	(1,550)	(15,075)	1,175
Depreciation and amortization	(28,674)	(22,700)	(80,887)	(57,916)

Net income (loss)	$(3,124)	$988	$(77,176)	$(79,346)

(2)	Net interest expense equals interest expense (excluding interest on subordinated shareholder loans) less interest income.

(3)	Capital expenditure represents acquisition of telecommunications network equipment and other intangibles from our cash-flow statement.

(4)	Third party debt excludes related party subordinated loans and liabilities relating to derivative financial instruments.

(5)	Net third party debt equals third party debt less cash and cash equivalents.

Subsequent Events

On October 18, 2007 the Company completed the purchase of the Hungarian business of Tele2 (“Tele2”), the Swedish-based alternative telecom operator. The Company purchased the entire equity interests in Tele2’s Hungarian subsidiary, Tele2 Magyarorszag Kft. (“Tele2 Hungary”) for EUR 4 million in cash (approximately $5.8 million), which was net of cash acquired in the amount of EUR 4.6 million (approximately $6.5 million) and net working capital of EUR 0.8 million (approximately $1.1 million). At closing, Tele2 Hungary did not have any outstanding debt. The acquisition was financed by the draw down of Facility “D” of the Amended Facilities Agreement.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Foreign Currency Exchange Rate Risks

We are exposed to various types of risk in the normal course of our business, including the risk from foreign currency exchange rate fluctuations. Our operations, including approximately 80% of gross revenues and approximately 96% of operating expenses, are Hungarian forint based. Therefore, we are subject to currency exchange rate risk with respect to our non-Hungarian forint denominated expenses, primarily Euros and U.S. dollars, due to the variability between the Hungarian forint and the Euro and U.S. dollar. Due to our limited exposure with respect to non-Hungarian forint denominated expenses, we have not entered into any agreements to manage our foreign currency risks related to such expenses but we continue to monitor the currency exchange rate risk related to such expenses.

We are also exposed to exchange rate risk since we have debt obligations in euros. If the Hungarian forint weakens in the currency exchange markets versus the Euro, we would have to generate more revenue in Hungarian forint to settle such debt obligations. The Hungarian forint/Euro exchange rate changed from 252.3 as of December 31, 2006 to 250.76 as of September 30, 2007, an approximate 0.6% appreciation in the value of the Hungarian forint versus the Euro.

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

Interest Rate Risks

We are exposed to interest rate risks because our outstanding Euro denominated debt and Hungarian forint denominated debt obligations accrue interest at variable rates tied to market interest rates. The interest rates on the Euro and forint denominated obligations are based on EURIBOR and BUBOR, respectively. We evaluate market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates. The sensitivity of our future cash-flows to interest rate changes related to our debt service, including all hedging in place, is detailed in the table after the section “Derivative Financial Instruments”.

Derivative Financial Instruments

During the nine month period ended September 30, 2007, in order to reduce our exposure to foreign currency exchange rate and interest rate changes, the Company implemented a major hedging program as part of which we hedged the interest rate and foreign currency exchange rate risks on a substantial portion of our debt.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The following table summarizes the notional amounts and respective fair values of the Company’s financial instruments, which mature at varying dates, as of September 30, 2007:

Asset / (Liability)	Notional Amount	Fair Market Value	Fair Value Change
	(in thousands)
Cross currency interest rate swaps	$592,082	$(43,946)	$(43,946)
FX forward contracts	8,083	(425)	4,291
Interest rate swaps	33,189	(1,011)	(1,011)
Interest rate swaps on credit facility loan	—	—	(2,955)

Total	$633,354	$(45,381)	$(43,620)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimated fair values represent the estimated amounts that the Company would pay or receive to terminate the contracts as of September 30, 2007. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Sensitivity Analysis

The following table shows the sensitivity of our debt instruments and the related hedge transactions to foreign currency exchange rate and interest rate changes as of September 30, 2007:

	1% p.a. increase in interest rates			1% p.a. increase in HUF/EUR rate
Instrument	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact
	(in thousands)
Amended Facilities Agreement HUF tranche (1)	$(203)	$241	$(37)	$—	$—	$—
Amended Facilities Agreement EUR tranche (1)	(1,067)	1,092	(24)	(360)	313	(47)
2007 Notes	(2,836)	2,836	—	(219)	219	—
2004 Notes	(2,014)	2,014	—	(216)	216	—
2006 PIK Notes (2)	(2,083)	—	(2,083)	(227)	—	(227)
Investment Credit Facility (3)	—	—	—	—	—	—

Total	$(8,203)	$6,182	$(2,021)	$(1,022)	$748	$(274)

(1)	Calculation based on actual outstanding notional amounts per repayment/hedging schedule
(2)	The issuer can select the interest to be paid in cash or in kind (i.e. issue of new bonds)
(3)	Matured on September 30, 2007

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

In our Amendment No. 1 to our 2006 Annual Report on Form 10-K/A, we concluded that we had material weaknesses in our internal control over financial reporting with respect to accounting for derivative transactions, namely, that we did not have adequately designed procedures to evaluate whether warrant contracts should be accounted for as derivatives under Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”) and to compute the diluted earnings per share impact with respect to such warrants. As a result of these material weaknesses, our management subsequently concluded that our disclosure controls and procedures were not effective as of December 31, 2006. Our management, during the preparation of its quarterly report for the first quarter of 2007, took steps to remediate these material weaknesses.

During the preparation of our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007, we determined that we had made some clerical calculation errors in 2006 related to the application of SFAS 133 with respect to some embedded derivatives.

During the preparation of our quarterly report on Form 10-Q for the quarterly period ended September 30, 2007, we determined that certain stock option awards previously treated as “Equity Awards” under FAS 123R should be classified as “Liability Awards”. As a result, 2006 amounts require adjustment to reflect the revaluation of these awards each period.

Following a thorough review of these matters by our management in consultation with our former independent public accounting firm, we concluded that it would be necessary to adjust our 2006 financial statements to reflect these changes. We will file a second amendment to our 2006 Annual Report on Form 10-K to account for such adjustments. The restatement has no effect on the Company’s cash flows or liquidity. We expect to file the second amendment to our Annual Report on Form 10-K as soon as reasonably practicable.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

In light of the restatement of the 2006 financial statements, readers should not rely on the Company’s previously filed financial statements and other financial information for 2006 and each of the quarters within 2006. This quarterly report on Form 10-Q for the quarterly period ended September 30, 2007 has already been adjusted to reflect the corrections for the three and nine month periods ended September 30, 2006.

During the period our management took steps to remediate these material weaknesses. These steps included:

•	A review of the financial statements by the newly appointed CFO and Financial Reporting Senior Manager who have U.S. GAAP reporting experience in telecommunications businesses;

•	An expansion of the headcount in the Financial Reporting Department of the Company with employees who have experience in financial reporting; and

•	The completion of an extensive U.S. GAAP review by utilizing outside consultants.

Apart from the items described above, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

(a)	None.

(b)	In 1999 we issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. At the end of the third quarter 2007, the preferred shares were held by TDC A/S. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of September 30, 2007, the total arrearage on the Preferred Shares was $829,000.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
3(ii)	By laws, as amended as of November 8, 2007

31.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

November 8, 2007	By:	/s/ Martin Lea
Martin Lea
President and Chief Executive Officer

November 8, 2007	By:	/s/ Robert Bowker
Robert Bowker
Chief Financial Officer (Principal Accounting Officer, Principal Financial Officer)

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits

Exhibit No.	Description
3(ii)	Bylaws, as amended as of November 8, 2007

31.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350