Form 10-K
period 2007-12-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2008-03-03
CIK 889949

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☒                    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 27, 2008, 16,416,789 shares of the registrant’s Common Stock were outstanding, of which 4,960,847 were held by non-affiliates of the registrant. The aggregate market value of the registrant’s Common Stock held by non-affiliates, computed by reference to the closing price of the Common Stock on the American Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $99.2 million. The exclusion of shares owned by any person from such amount shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

Documents Incorporated by Reference

Part III - Portions of the Registrant’s proxy statement for its 2008 Annual Meeting of Stockholders.

CERTAIN DEFINITIONS AND PRESENTATION OF GENERAL INFORMATION

In this annual report, unless indicated otherwise in this report or the context requires otherwise, the following definitions shall apply:

Common Stock. The common stock of Hungarian Telephone and Cable Corp., par value $0.001.

Company. Hungarian Telephone and Cable Corp., together with its consolidated subsidiaries.

DKK. The Danish kroner, which is the lawful currency of Denmark.

E.U. The European Union.

Euro, € or EUR. The euro, which is the lawful currency of the participating member states of the E.U.

Euroweb. Euroweb Hungary and Euroweb Romania, collectively.

Euroweb Hungary. Euroweb Internet Szolgáltató ZRt., a Hungarian company, which was an indirect subsidiary of HTCC until it merged into Invitel effective January 1, 2008.

Euroweb Romania. Euroweb Romania S.A., a Romanian company, which is an indirect subsidiary of HTCC.

FASB. The Financial Accounting Standards Board.

Foreign Subsidiaries. The Memorex subsidiaries and the Company’s indirect subsidiaries which are incorporated outside of Hungary, Austria, The Netherlands and the Netherlands Antilles (other than Euroweb Romania).

forint or HUF. The Hungarian forint, which is the lawful currency of the Republic of Hungary.

historical concession area. Each of the 54 geographically defined concessions areas for local public fixed line voice telephony service areas in Hungary which, prior to 2002, were served by local telephone operators with exclusive rights and responsibilities for providing local fixed line telecommunications services.

Holdco I. HTCC Holdco I B.V., a company incorporated in the Netherlands, which is a direct subsidiary of HTCC.

Holdco II. HTCC Holdco II B.V., a company incorporated in the Netherlands, which is an indirect subsidiary of HTCC.

HTCC. Hungarian Telephone and Cable Corp., a Delaware company and the parent company.

HTCC Subsidiaries. All of the subsidiary companies directly or indirectly owned by HTCC.

Hungarotel. Hungarotel Távközlési Zrt., a Hungarian company, which was an indirect subsidiary of HTCC until it merged into Invitel effective January 1, 2008.

Hungarotel historical concession areas. The areas in which Hungarotel operated five telecommunications concessions granted by the Hungarian government on an exclusive basis until 2002.

Invitel. Invitel Távközlési Zrt., a Hungarian company, which is an indirect subsidiary of HTCC.

Invitel Acquisition. The acquisition by the Company of Matel Holdings and its direct and indirect subsidiaries, including its principal operating subsidiaries Invitel and Euroweb, which acquisition was completed on April 27, 2007.

Invitel historical concession areas. The areas in which Invitel operated nine telecommunications concessions granted by the Hungarian government on an exclusive basis until 2002.

Invitel Technocom. Invitel Technocom Kft, a Hungarian company, which is an indirect subsidiary of HTCC. PanTel Technocom Kft. was renamed Invitel Technocom Kft. effective January 1, 2008.

Invitel Telecom. Invitel Telecom Kft., a Hungarian company, which is an indirect subsidiary of HTCC. Tele2 Magyarország Kft. was renamed Invitel Telecom Kft. effective January 1, 2008.

Matel. Magyar Telecom B.V., a company incorporated in The Netherlands, which is an indirect subsidiary of HTCC.

Matel Holdings. Matel Holdings N.V., a company incorporated in The Netherlands Antilles, which is an indirect subsidiary of HTCC .

Memorex. Memorex Telex Communications AG, an Austrian company, together with its consolidated subsidiaries.

Memorex Acquisition. The acquisition by the Company of 95.7% of the outstanding equity of Memorex, which acquisition is expected to be completed by the end of the first quarter 2008.

Memorex Subsidiaries. The consolidated subsidiaries of Memorex.

NHH. The Hungarian National Communications Authority.

our historical concession areas or the Company’s historical concession areas. The Hungarotel historical concession areas and the Invitel historical concession areas combined.

PanTel. PanTel Távközlési Kft., a Hungarian company, which was an indirect subsidiary of HTCC until it merged into Invitel effective January 1, 2008.

PanTel Technocom. PanTel Technocom Kft, a Hungarian company, which is an indirect subsidiary of HTCC. PanTel Technocom Kft. was renamed Invitel Technocom Kft. effective January 1, 2008.

Registrant. Refers to Hungarian Telephone and Cable Corp. (HTCC), the parent company which is registered with the United States Securities and Exchange Commission.

Report. This annual report on Form 10-K for the fiscal year ended December 31, 2007.

RIO. Reference Interconnect Offer.

RUO. Reference Unbundling Offer.

SEC. The United States Securities and Exchange Commission.

SMP. Significant Market Power. A telecommunications services provider, which has been designated with significant market power following a market analysis by the Hungarian regulatory authorities.

T-Com. The brand name under which Magyar Telekom Plc. operates its fixed line telecommunications business in Hungary.

TDC. TDC A/S, a Danish company (formerly known as Tele Danmark A/S), together with its affiliates. TDC is our majority stockholder and owns approximately 64% of our outstanding Common Stock.

Tele2 Hungary. Tele2 Magyarország Kft., a Hungarian company, which is an indirect subsidiary of HTCC. Tele2 Magyarország Kft. was renamed Invitel Telecom Kft. effective January 1, 2008.

Tele2 Hungary Acquisition. The acquisition by the Company of Tele2 Hungary, which acquisition was completed on October 18, 2007.

U.S. dollar, USD or $. The U.S. dollar, which is the lawful currency of the United States of America.

V-holding. V-holding Tanácsadó Zrt., a Hungarian company, which was an indirect subsidiary of HTCC until it merged into Invitel effective January 1, 2008.

we, us and our. Refers to the Company.

In addition, we have included a glossary of certain technical terms used in this Report under the heading “Glossary of Terms”.

Glossary of Terms

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this Report, we have provided below definitions of some of these terms.

Access or Telephone Lines. Telephone lines reaching from the customer’s premises to a connection with the telephone service provider’s network. When we refer to our access lines or telephone lines, we include our customers with either a wired or fixed wireless connection to our network.

Access Network. The part of the telecommunications network which connects the end users to the backbone.

Average Revenue Per User (ARPU). The average revenue per user.

Asynchronous Transfer Mode (ATM). An international high-speed, high-volume, packet-switching protocol which supplies bandwidth on demand and divides any signal (voice, data or video) into efficient, manageable packets for ultra-fast switching.

Backbone. A centralized high-speed network that interconnects smaller, independent networks.

Bitstream Access. The provision of broadband access on local loops using DSL technology.

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

Cable Modem. A device that enables a PC to connect to the cable TV network and receive data at a high speed.

Carrier Pre-Selection (CPS). The ability to select the telecommunications services provider for certain calls on a pre-set basis so that the selected telecommunications services provider is the default telecommunications services provider on such calls without having to dial a prefix.

Carrier Selection (CS). The ability to select the telecommunications services provider for certain calls on a call-by-call basis, whereby a telecommunications services provider different from the default telecommunications services provider may be selected by the customer by dialing a prefix when making certain calls.

Central Office (CO). The site with the local telecommunications services provider’s equipment that routes calls to and from customers. It also connects customers to Internet Service Providers and long distance carriers.

Churn. A measure of customers who stop purchasing our services as manifested by the loss of either voice traffic (as measured in minutes) or lines, leading to reduced revenue.

Co-location. A type of service where the customer’s telecommunications equipment and/or other hardware and equipment is housed within the provider’s facilities usually for the purpose of connecting the customer’s network with other networks. The co-location provider is typically responsible for power and connectivity.

Dark Fiber. Unused fiber optic cable. Fiber optic cables convey information in the form of light pulses so that “dark” fiber means that no light pulses are being sent over the fiber optic cable.

Dense Wavelength Division Multiplexing (DWDM). A technology which multiplexes multiple optical carrier signals on a single optical fiber by using different wavelengths (colors) of laser light to carry different signals. This allows for a multiplication in capacity, in addition to making it possible to perform bi-directional communications over one strand of fiber.

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

Digital Subscriber Line (DSL). An access technology that allows voice and high-speed data to be sent simultaneously over local exchange service copper facilities.

Ethernet. A local area network architecture. It is the most common type of connection computers use in a local area network. An Ethernet port looks like a regular phone jack, but is slightly wider. This port can be used to connect a computer to another computer, a local network, or an external DSL or cable modem.

Extranet. An intranet that is partially accessible to authorized outsiders. It provides limited external access to certain resources on an organization’s corporate network.

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

Frame Relay (FR). An industry-standard switched data link layer protocol, typically used for high speed data transmission through leased lines.

GSM. Global system for mobile communications.

Incumbent. The dominant operator which was licensed to enter the market and establish a proprietary network under the protection of a regulatory monopoly.

Incumbent Local Telephone Operator (ILTO). A traditional fixed line telecommunications services provider that, until 2002, had the exclusive right and responsibility for providing local telecommunications services in certain local service areas within Hungary.

Integrated Services Digital Network (ISDN). An international telecommunications standard which enables high speed simultaneous transmission of voice and/or data over an existing public network.

Internet. A public network based on a common communication protocol which supports communication through the world wide web.

Internet Protocol (IP). A protocol for transferring information across the Internet in packets of data.

Internet Service Provider (ISP). A business that provides Internet access to customers.

ISDN2. ISDN access with two channels designed primarily for residential use.

ISDN30. ISDN access with 30 channels designed primarily for business use.

Last Mile. The telecommunications technology that connects the customer’s premises directly to the network of the telecommunications provider, traditionally a wired connection through a twisted pair copper wire telephone cable (in the case of the telecommunications provider) or a coaxial cable (in the case of a cable television operator) but it can also be a fixed wireless connection.

Leased Line. A permanent (always on for continual transmission), dedicated fiber optic or telephone line connection between two points, which is typically leased by business customers enabling the connection of two geographically distant points. They are used to transmit voice, data or video between the sites. Also known as Private Lines and Dedicated Lines.

Local Area Network (LAN). A network located in a single location such as a floor, department or building.

Local Loop. The telephone line that runs from the local telephone company’s equipment to the end user’s premise. The local loop can be made up of fiber, copper or wireless media. It usually refers to the wired connection from a telephone company’s central office in a local area to its customer’s premises. It is also known as the subscriber loop, local line, access line, telephone line, fixed line or fixed telephone line.

Local Loop Unbundling (LLU). The process of making the local loop available to the local loop owner’s competitors.

LRIC. A cost accounting methodology focusing on long-run incremental costs.

Managed Leased Line. A leased line monitored, managed and controlled by a network management system offering an increased level of flexibility, reliability and security.

Metropolitan Area Network (MAN). A network that covers a metropolitan area such as a portion of a city. The area is larger than that covered by a local area network but smaller than the area covered by a wide area network.

MLLN. A managed leased line network.

Mobile. Generally refers to wireless or cellular telecommunications with limited geographical constraints.

Multiplexing. The combination of multiple analog or digital signals for transmission over a single line.

Multiprotocol Label Switching (MPLS). A widely supported method of speeding up data communications over combined IP/ATM networks.

Network. An arrangement of data devices that can communicate with each other such as the telephone network over which telephones and modems communicate with each other.

number portability. The ability of a customer to transfer from one telecom operator to another and retain the original telephone number.

Private Automatic Branch Exchange (PABX). A digital or analog telephone switchboard located within the customer’s premises and used to connect private and public telephone networks. It routes calls both within an organization and from the outside world to/from people within the organization.

Point of Presence (POP). The physical location where the line from a long distance carrier or the server of an Internet Service Provider connects to the line of the local telecommunications services provider (usually at the local telephone company’s central office).

Point-to-Multipoint (PMP). Refers to the use of microwave technology to link the telecommunications services provider’s point-of-presence with a number of remote customer locations.

Point-to-Point (PP). Refers to the use of microwave technology to link the telecommunications services provider’s point-of-presence directly with one single customer location.

Public Switched Telephone Network (PSTN). A traditional landline network for voice telephony.

SME. Refers to small and medium-sized enterprises.

SoHo. Refers to small office/home office.

Synchronous Digital Hierarchy (SDH). The international standard for synchronous data transmission over fiber optic cables. The North American equivalent of SDH in SONET.

Tier 1 Provider. A Tier 1 provider is a network operator of an IP network which connects to the entire Internet solely via Settlement Free Interconnection, commonly known as “peering”. Tier 1 providers have service level agreements which include 99.9% uptime guarantees, impressive security, continuous and clean power and protection from fire, earthquakes and other disasters.

Transit Services. An interconnection service whereby a carrier provides transportation services for information (voice, data and video) by linking two networks that are not directly interconnected.

Universal Mobile Telecommunications System (UMTS). A third generation (3G) wireless system designed to provide a wide range of voice, high speed data and multimedia services.

Unbundling. The granting of unbundled access to the local loop so that the third party operators requesting access to the local loop are not required to purchase interconnection services from the incumbent operator; also referred to as “local loop unbundling”. See the definition of “Unbundled Network Elements”

Unbundled Network Elements (UNEs). The discrete elements of a telecommunications services provider’s network that are sold or leased to competing telecommunications services providers, which elements may be combined to enable that competitor to provide retail telecommunications services.

Virtual Local Area Network (VLAN). A network architecture which allows geographically distributed users to communicate as if they were on a single physical local area network.

Virtual Private Network (VPN). A private network (often an Intranet) that operates securely within a public network (such as the Internet) by means of encrypting transmissions. It provides the functions and features of a private network without the need for dedicated private lines (leased lines) between an end-user organization’s different sites. Each site of the end-user organization is connected to the network provider’s network rather than directly to the end-user’s other sites.

Voice over Internet Protocol (VoIP). The transmission of voice using Internet-based technology over a broadband connection rather than a traditional wire and switch-based telephone network.

Wide Area Network (WAN). A geographically dispersed network that is housed in more than one location. Its area is larger than that covered by a metropolitan area network.

Wireless Local Loop. A wireless connection between the customer’s premises and the telephone company’s central office.

Wholesale naked DSL. The provision of DSL services on a stand-alone basis without fixed line voice services.

In addition, we have included a list of certain other defined terms used in this Report under the heading “Certain Definitions and Presentation of General Information”.

EXCHANGE RATE INFORMATION

In this Report certain amounts stated in euros, forints and kroner have also been stated in U.S. dollars solely for the informational purposes of the reader, and should not be construed as a representation that such euro, forint or krone amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise stated or the context otherwise requires, such amounts have been stated at December 31, 2007 exchange rates.

Forint per Euro

The following table sets out, for the periods and dates indicated, the period-end, average, high and low official rates set by the National Bank of Hungary for forint per €1.00. We make no representation that the forint amounts referred to in this Report could have been or could be converted into any currency at any particular rate or at all. As of February 28, 2008, the rate was 258.54.

	Forint/Euro Exchange Rates
	Period-End	Average	High	Low
	(amounts in HUF/€1.00)
Year
2003	262.23	253.51	272.03	234.69
2004	245.93	251.68	270.00	243.42
2005	252.73	248.05	255.93	241.42
2006	252.30	264.27	282.69	249.55
2007	253.35	251.31	261.17	244.96

Forint per U.S. Dollar

The following table sets out, for the periods and dates indicated, the period-end, average, high and low official rates set by the National Bank of Hungary for forint per $1.00. We make no representation that the forint amounts referred to in this Report could have been or could be converted into any currency at any particular rate or at all. As of February 28, 2008, the rate was 171.16.

	Forint/$ Exchange Rates
	Period-End	Average	High	Low
	(amounts in HUF/$1.00)
Year
2003	207.92	224.44	237.63	206.61
2004	180.29	202.63	217.24	180.19
2005	213.58	199.66	217.54	180.58
2006	191.62	210.51	225.01	191.02
2007	172.61	183.83	199.52	171.13

U.S. Dollar per Euro

The following table sets out, for the periods and dates indicated, the period-end, average, high and low official rates set by the National Bank of Hungary for U.S. dollar per €1.00. We make no representation that the euro amounts referred to in this Report could have been or could be converted into any currency at any particular rate or at all. As of February 28, 2008, the rate was 1.51.

	$/Euro Exchange Rates
	Period-End	Average	High	Low
	(amounts in HUF/$1.00)
Year
2003	1.26	1.13	1.26	1.04
2004	1.36	1.24	1.36	1.18
2005	1.18	1.24	1.35	1.17
2006	1.32	1.26	1.33	1.18
2007	1.47	1.37	1.49	1.29

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical facts are forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our estimates and assumptions and are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Words such as “believes,” “anticipates,” “estimates,” “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those factors discussed elsewhere in this Annual Report on Form 10-K and in our other reports filed with the Securities and Exchange Commission, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•

Changes in the growth rate of the overall Hungarian, E.U. and Central and Eastern European economies such that inflation, interest rates, currency exchange rates, business investment and consumer spending are impacted;

•	Materially adverse changes in economic conditions in Hungary and Central and Eastern Europe;

•

Changes in the currency exchange markets particularly in the Hungarian forint-euro exchange rate, the Hungarian forint-U.S. dollar exchange rate and the euro-U.S. dollar exchange rate which could affect our financial statements and our ability to repay our debt;

•	Our ability to integrate Invitel’s and Tele2 Hungary’s operations into the Company and to realize anticipated benefits from these business combinations;

•

The fulfillment of the closing conditions enabling us to complete the Memorex Acquisition and, if such acquisition is complete, our ability to integrate Memorex’s operations into the Company and to realize the anticipated benefits from the acquisition;

•	Our ability to effectively manage and otherwise monitor our operations, costs, regulatory compliance and service quality;

•	Our ability to effectively manage our operating expenses, capital expenses and reduce or refinance our debt;

•	Our dependence on cash flow from our subsidiaries and certain restrictions on their ability to pay dividends to the parent company;

•	Regulatory developments; particularly with respect to tariffs, conditions of interconnection and customer access;

•

The overall effect of competition from mobile service providers, other fixed line telecommunications services providers, cable television operators, ISPs and others in the markets that we currently compete in and in the markets that we may enter into;

•	Changes in consumer preferences for different telecommunication technologies, including trends toward mobile and cable substitution;

•	Our ability to generate growth or profitable growth;

•	Material changes in available technology and the effects of such changes including product substitutions and deployment costs;

•	Our ability to retain key employees;

•	Changes in E.U. laws and regulations, which may require Hungary and other countries to revise their telecommunications laws;

•	Political changes in Hungary;

•	The final outcome of certain legal proceedings affecting us;

•

Our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess our internal control systems and disclose whether our internal control systems are effective, and the identification of any material weaknesses in our internal control over financial reporting;

•

Changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on our financial results;

•	The performance of our IT Systems;

•	Our ability to successfully complete the integration of any businesses or companies that we may acquire into our operations;

•	Our relationship with our controlling stockholder; and

•	The factors referred to in the “Risk Factors” section of this Report (under Item 1A).

You should consider these important factors in evaluating any forward-looking statements in this Annual Report on Form 10-K or otherwise made by us or on our behalf. We urge you to read the entire Report for a more complete discussion of the factors that could affect our future performance, the Hungarian and Central and Eastern European telecommunications industry and Hungary in general. In light of these risks, uncertainties and assumptions, the events described or suggested by the forward-looking statements in this Report may not occur.

Except as required by law or applicable stock exchange rules or regulations, we undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this Report.

PART I

Item 1. Business.

COMPANY OVERVIEW

Hungarian Telephone and Cable Corp. (“HTCC” or the “Registrant”) was incorporated in Delaware in 1992 as a holding company to acquire concessions from the government of the Republic of Hungary to own and operate local fixed line telecommunications networks in Hungary as Hungary privatized its telecommunications industry. Today, we are the second largest fixed line telecommunications services provider in Hungary and the incumbent provider of fixed line telecommunications services to residential and business customers in our 14 historical concession areas, where we have a dominant market share. We are also the number one alternative fixed line operator outside our historical concession areas.

Our 14 historical concession areas are geographically clustered and cover an estimated 2.1 million people, representing approximately 21% of Hungary’s population. Outside our historical concession areas, we believe that we are well positioned to continue to grow our revenue and market share using our owned state-of-the-art backbone network, our experienced sales force and our comprehensive portfolio of services. Our extensive national fiber network (comprising approximately 10,000 route km of fiber) provides us with nationwide reach, allowing business customers to be connected directly to our network to access voice, data and Internet services outside our historical concession areas.

In addition to our Hungarian business, we are a provider of wholesale data and capacity services as well as voice transit services throughout Central and Eastern Europe, where we provide services in 14 countries in the region. Our clients include the incumbent telecommunications services providers in these countries as well as alternative fixed line telecommunications services providers, mobile operators, cable television operators and Internet Service Providers. We also provide services to telecommunication services providers from Western Europe and the United States, enabling them to meet the regional demands of their corporate clients.

We operate in the following four markets:

•

Mass Market Voice. We provide a full range of basic and value-added voice-related services to our residential and small office and home office (“SoHo”) customers both inside and outside our historical concession areas. These services include local, national and international calling, voicemail, fax, ISDN and directory assistance services.

•	Mass Market Internet. We provide DSL broadband and dial-up Internet services to our Mass Market customers nationwide.

•

Business. We provide fixed line voice, data and Internet services to business (comprised of small and medium-sized enterprises (“SMEs”) and larger corporations), government and other institutional customers nationwide.

•

Wholesale. We provide voice, data and network capacity services on a wholesale basis to a number of other telecommunications and Internet service providers both within Hungary and other countries within Central and Eastern Europe.

We have a diversified revenue and cash flow base, making us less susceptible to market pressures in any particular market. For the fiscal year ended December 31, 2007, we derived approximately 28% of our revenue from Mass Market Voice, 9% from Mass Market Internet, 33% from Business and 30% from

Wholesale. See Note 19 in Notes to Consolidated Financial Statements for additional financial information on our market segments and our geographical operations.

As of December 31, 2007, we had approximately 405,000 telephone lines connected to our networks within our 14 historical concession areas serving Mass Market customers and we had approximately 754,000 Mass Market Voice customers outside our historical concession areas primarily using either Carrier Pre-Selection (“CPS”) or Carrier Selection (“CS”) based voice services with a limited number of customers connecting through Local Loop Unbundling (“LLU”).

As of December 31, 2007, we had approximately 122,000 Mass Market broadband DSL customers, of which approximately 97,000 were connected directly to our networks within our historical concession areas and 25,000 were outside our historical concession areas and serviced principally by our purchasing wholesale DSL services from the incumbent local telephone operator (primarily T-Com. “T-Com” is the brand name under which Magyar Telekom Plc. operates its fixed line telecommunications business in Hungary).

As of December 31, 2007, in the Business market we had approximately 47,000 voice telephone lines within our historical concessions areas and approximately 71,000 voice telephone lines outside our historical concession areas (including approximately 13,000 serviced through CPS and a limited number of customers connected through LLU). As of December 31, 2007, we had approximately 16,000 DSL connections and approximately 12,000 leased lines.

In the Wholesale market, we had over 300 customers as of December 31, 2007, which customers include telecommunication services providers from Western Europe and the United States, incumbent telecommunications services providers, alternative fixed line telecommunications services providers, mobile operators, cable television operators, Internet Service Providers, and governments.

Our current business is a result of the recent combination of Invitel with our existing business. On April 27, 2007, we acquired Invitel for a total consideration, including the assumption of net indebtedness on closing, of €470 million (approximately $639 million at closing). Invitel was the second largest fixed line telecommunications services provider in Hungary and the incumbent provider of fixed line telecommunications services in nine historical concession areas while we were the third largest fixed line telecommunications services provider in Hungary and the incumbent provider of fixed line telecommunications services in five historical concession areas. We are now better able to compete against T-Com, the former national monopoly, which is the largest fixed line telecommunications services provider in Hungary. We believe that we will realize approximately €17 million (approximately $25.7 million at current exchange rates) in annualized operating expense synergies as a result of the Invitel Acquisition by the end of 2008. This exceeds our original estimate of €14 million (approximately $21.1 million at current exchange rates) that we estimated when we announced that we had agreed to purchase Invitel in January 2007.

We were providing and marketing services in Hungary through our Hungarian subsidiaries Hungarotel, PanTel and PanTel Technocom and internationally through PanTel, while Invitel was providing and marketing services in Hungary through Invitel and Euroweb Hungary and internationally through Invitel. Invitel was also providing and marketing Internet and data services to business customers in Romania through its Romanian subsidiary, Euroweb Romania. Following the Invitel Acquisition, we decided to market all of our products and services under a single unified brand name – Invitel (except in Romania, where we maintain the Euroweb brand). At the end of 2007, we merged some of our operating subsidiaries (including Hungarotel, Euroweb Hungary and PanTel) into Invitel in order to realize additional synergies.

On October 18, 2007 we purchased the Hungarian business of Tele2, the Swedish-based alternative telecom operator by purchasing the entire equity interests in Tele2’s Hungarian subsidiary

(“Tele2 Hungary”) for €4 million in cash (approximately $5.7 million at closing). Tele2 Hungary (renamed Invitel Telecom Kft.) provides Carrier Selection and Carrier Pre-Selection fixed line telecommunications services to the Mass Market as a reseller using the network facilities of other operators pursuant to regulated resale agreements.

We had $385 million in total revenue in 2007. Including Invitel’s and Tele2 Hungary’s full year 2007 revenue (including pre-closing revenue), we had $505 million in pro-forma total revenue in 2007.

On December 20, 2007, we entered into an agreement to purchase 95.7% of the outstanding equity in Austrian-based Memorex. The purchase price for Memorex is €30.3 million (approximately $45.8 million at current exchange rates) for the 95.7% equity interest plus the assumption of Memorex’s debt. We intend to refinance a significant portion of Memorex’s debt at closing. We intend to fund the Memorex Acquisition and the refinancing of the assumed Memorex debt with a subordinated bridge loan facility, which we expect to replace in due course with longer term financing. We also intend to buy out the remaining minority shareholders in Memorex. We expect the Memorex Acquisition to be completed by the end of the first quarter 2008.

Memorex is one of the leading alternative telecommunications providers in the Central and Eastern European region. Memorex provides wholesale data and capacity services to leading global telecommunications providers and Internet companies between 14 countries in the region including Austria, Bulgaria, the Czech Republic, Italy, Romania, Slovakia, Turkey, and Ukraine. Memorex operates over 12,500 route km of fiber optic cable in the region which enables it to provide high quality wholesale services to large international carriers. Memorex has invested approximately €54 million (approximately $81.5 million at current exchange rates) in its network over the last two years. The Memorex Acquisition will further develop our position in the Wholesale market in the region. Following the acquisition of Memorex, we will be the leading provider of wholesale data and capacity services in the Central and Eastern European market. In addition, we expect to benefit from cost synergies with expected annual operating cost savings of €3 million (approximately $4.5 million at current exchange rates) and capital expenditure synergies of approximately €2.4 million (approximately $3.6 million at current exchange rates) during the first two years.

Our goal is to provide customers with good value telecommunications services coupled with exceptional service and to be a cost efficient telecommunications services provider. Our primary risk is our ability to retain existing customers and attract new customers in a competitive market. Our success depends upon our operating and marketing strategies, as well as market demand for our telecommunications services within Hungary and the Central and Eastern Europe region.

Our directors and officers own approximately 6% of our outstanding Common Stock. TDC A/S, a Danish company formerly known as Tele Danmark A/S (together with its affiliates, “TDC”), owns approximately 64% of our outstanding Common Stock. The remaining approximately 30% of our outstanding Common Stock is held in the public markets. Our Common Stock is traded on the American Stock Exchange under the symbol “HTC.”

Our principal office in Hungary is located at Puskas Tivadar u. 8-10 u. 8–10, H-2040 Budaörs; telephone (361) 801-1500. Our United States office is located at 1201 Third Avenue, Suite 3400, Seattle, Washington 98101-3034; telephone (206) 654-0204. Our web site address is http://www.htcc.hu and it contains a link to our filings with the U.S. Securities and Exchange Commission (the “SEC”).

On the following pages, you will find: (i) a map showing Hungary’s location within Europe; (ii) a diagram showing our historical concessions areas in Hungary, along with our Hungarian telecommunications backbone network; (iii) a diagram showing our international wholesale network; and (iv) a diagram showing our expected corporate structure following the Memorex Acquisition.

Hungary and Surrounding Countries

HTCC’s Hungarian Telecommunications Backbone Network

and Historical Concession Areas

International Wholesale Network

Organizational Structure

(following anticipated Memorex Acquisition)

Management.
TDC
Public
6%
64%
30%
Hungarian Telephone and Cable Corp.
100%
HTCC Holdco I B.V.
100%
100%
100%
Matel Holdings N.V.
HTCC Holdco II B.V.
100%
Magyar Telecom B.V.
99.983%
Invitel Távközlési Zrt.
Municipalities 0.017%
100%
Invitel Technocom Kft.
100%
96%
99.96%
100%
Invitel Telecom Kft. (Tele2 Hungary)
Memorex
Euroweb Romania
Individuals 0.04% (Romania)
Foreign Subsidiaries
100%
Foreign Subsidiaries

COMPANY HISTORY

We acquired the right to operate fixed line telecommunications networks in five historical concession areas from the Hungarian government and purchased the existing telecommunications infrastructure, including 61,400 telephone lines, from T-Com in 1995 and 1996. The acquired telecommunications infrastructure was somewhat antiquated (manual exchanges and analog lines). We overhauled the existing infrastructure with a major capital expenditures program. The results of this investment are expanded and modern telecommunications networks in these five historical concession areas deploying Siemens and Ericsson technology. We were able to provide connections to our customers who had waited years (in some cases, for over 20 years) for telephone service and offer modern telecommunications services beyond traditional voice services to all of our customers. We now own and operate all public telephone exchanges and local loop telecommunications network facilities in these five historical concession areas and were, until the expiration of our exclusivity rights in 2002, the sole provider of non-cellular local voice telephone services in such areas. Until recently, we operated and marketed this business through our Hungarian subsidiary Hungarotel, which was merged into Invitel as of January 1, 2008. The five Hungarotel historical concession areas cover a population of approximately 668,000 with approximately 280,000 residences.

The PanTel Acquisition

We purchased an initial 25% interest in PanTel in November 2004 and acquired the remaining 75% from Royal KPN NV, the Dutch telecommunications provider (“KPN”), on February 28, 2005. PanTel was Hungary’s leading alternative telecommunications provider with a nationwide fiber optic backbone telecommunications network linking every county in Hungary. PanTel provided voice, data and Internet services to businesses throughout Hungary in competition with other telecommunications services providers including T-Com. PanTel’s subsidiary, PanTel Technocom, provided telecommunications services to MOL (the Hungarian oil company) and operated and maintained various parts of MOL’s telecommunications network.

PanTel also used its network capacity to transport voice, data and Internet traffic on a wholesale basis for other telecommunications services providers and Internet Service Providers in Hungary. PanTel’s network also crossed Hungary’s borders and, using a combination of owned and leased capacity, extended PanTel’s wholesale services into other countries of the Central and Eastern European region. As of January 1, 2008, we merged PanTel into Invitel and changed PanTel Technocom’s name to Invitel Technocom.

PanTel was founded in 1998 by KPN, MÀV Rt. (“MAV”, the Hungarian state railroad company) and KFKI Investment Ltd. (a Hungarian entity) to compete with T-Com, the former State-controlled telecommunications company which had a government-protected monopoly in the Hungarian domestic and international long distance fixed line voice telecommunications market. Following a tender process, the Hungarian government awarded PanTel licenses to provide data transmission and other services that were not subject to T-Com’s government-protected monopoly rights for long distance voice services. In 1999, PanTel began building, along MAV’s railroad rights-of-way, what is now a 3,700 km long state-of-the-art fiber optic backbone telecommunications network. PanTel also built metropolitan area networks, including a metropolitan area network covering Budapest, which connect to PanTel’s backbone network. PanTel also acquired a license for the 3.5 GHz wireless frequency block.

Until 2002, PanTel was only allowed to offer data and Voice over IP services in Hungary. When the Hungarian government ended T-Com’s monopoly rights for long distance voice services, PanTel was able to compete with T-Com and offer all modern telecommunications services including traditional voice services.

The Invitel Acquisition

In 2007 we combined our operations with Invitel following the Invitel Acquisition on April 27, 2007.

Invitel began its operations in Hungary in 1994. Invitel initially owned and operated two Hungarian telecommunication companies which had the right to operate in four historical concession areas in the Csongrad and Pest counties. In 1996 and 1997, Invitel developed its network infrastructure within those areas and in 1998 established a joint venture for the provision of data services in and out of its historical concession areas, especially in Budapest. In 1999, Invitel acquired Jásztel ZRt., a regional telephone operating company operating in the Jászberény historical concession area (east of Budapest). In the same year, Invitel also acquired Corvin Telecom Távközlesi ZRt., an optical network operator specializing in data transmission which allowed Invitel to further the development of its Budapest joint venture. In 2000, Invitel acquired four additional historical concession areas (Dunaújváros, Esztergom, Veszprém and Szigetszentmiklós) through the acquisition of United Telecom International B.V. from Alcatel of France.

In 2000 and 2001, Invitel developed its national telecommunications backbone network to connect major centers outside the Invitel historical concession areas as well as metropolitan area networks, particularly in Budapest. In 2001, Invitel was granted one of five national 3.5 GHz licences over which it has deployed a point-to-multipoint microwave network. In the same year, Invitel also began its Internet access activity nationwide.

Utilizing its Hungarian national backbone and its metropolitan networks, Invitel provided wholesale domestic and international voice and data transit services to Hungarian and international telecommunications services providers. Invitel was among the first telecom operators to provide services in and out of Serbia, both in terms of data capacity and voice traffic. Invitel also generated significant revenue leasing its fiber backbone towards Romania.

On May 23, 2006, Invitel acquired Euroweb International Corporation’s two, Internet and telecom related operating subsidiaries, Euroweb Hungary and Euroweb Romania. Euroweb provided Internet access and additional value-added services including international/national leased line and voice services primarily to Business customers.

The Tele2 Hungary Acquisition

On October 18, 2007 we purchased the Hungarian business of Tele2, the Swedish-based alternative telecom operator by purchasing the entire equity interests in Tele2’s Hungarian subsidiary (“Tele2 Hungary”) for EUR 4 million in cash (approximately $5.7 million at closing). Tele2 Hungary provides Carrier Selection and Carrier Pre-Selection fixed line telecommunications services to the Mass Market as a reseller using the network facilities of other operators pursuant to regulated resale agreements. At closing Tele2 Hungary (since renamed Invitel Telecom Kft.) had approximately 460,000 active Mass Market customers.

The Memorex Acquisition

On December 20, 2007, we entered into an agreement to purchase 95.7% of the outstanding equity in Austrian-based Memorex. We expect to complete the Memorex Acquisition by the end of the first quarter 2008. Memorex is one of the leading alternative telecommunications providers in the Central and Eastern European region. Memorex provides wholesale data and capacity services to leading global telecommunications providers and Internet companies between 14 countries in the region including Austria, Bulgaria, the Czech Republic, Italy, Romania, Slovakia, Turkey, and Ukraine. Memorex

operates over 12,500 route km of fiber optic cable in the region which enables it to provide high quality wholesale services to large international carriers.

COMPETITIVE STRENGTHS

The Invitel Acquisition has enhanced our competitive position and diversifies our revenue base within Hungary.

The Invitel Acquisition significantly strengthened our position, making us the second largest fixed line telecommunications services provider and the clear number one alternative fixed line operator in Hungary. The Invitel Acquisition provided us with a larger customer base, a more extensive owned backbone network and enabled us to benefit from our combined 14 geographically clustered historical concession areas. The Invitel Acquisition also provides us with a more substantial platform from which to take advantage of key potential service development opportunities and any further market consolidation. Following the Invitel Acquisition, we are benefiting from a greater diversity in our sources of revenue, which makes us less susceptible to market pressures in any single market segment.

We have a strong cash generative incumbent business.

We are the incumbent provider of fixed line telecommunications services with a dominant market share in 14 historical concession areas. Our historical concession areas cover a population of 2.1 million, representing 21% of Hungary’s population. We have been able to maintain our leading position in our historical concession areas as a result of our incumbent status, high quality network, targeted service offerings and strong customer relationships. Our incumbent status, combined with our lower capital expenditure requirements and our higher gross margins in our historical concession areas, provides us with a strong source of cash flow.

We are the dominant alternative fixed line telecommunications services provider outside our historical concession areas.

The Invitel Acquisition greatly enhanced our position as the number one alternative fixed line operator in Hungary outside our historical concession areas. We believe that we are well positioned to continue to grow our revenue and market share outside our historical concession areas through our extensive modern owned backbone network, our experienced sales force and our comprehensive portfolio of services. Our combined backbone network provides us with nationwide coverage, allowing us to directly connect a higher proportion of our Business customers. In addition, our management has a proven ability to grow revenue and customer base in each of the Business, Mass Market Voice, Mass Market Internet and Wholesale markets, outside our historical concession areas.

The Memorex Acquisition will make us the leading wholesale provider in the Central and Eastern European Region.

We expect to complete the Memorex Acquisition by the end of the first quarter 2008. The Memorex Acquisition will add approximately 12,500 route km of fiber optical cable in the Central and Eastern European region to our existing international 6,000 route km of fiber in the region. We will become the leading provider of wholesale data and capacity services in the region with a blue-chip clientele of telecommunications, cable and Internet companies in a growing market. Our network will cover the entire Central and Eastern European market with a particularly strong presence in Turkey. Our network will also include hard-to-reach countries like Macedonia, Albania and Moldova. This will enable us to provide one-stop solutions to our customer base.

We have an extensive and high quality network infrastructure in Hungary, which was enhanced through the Invitel Acquisition.

Our backbone network has nationwide reach, provides a high quality of service and does not require major capital investments. Our national backbone network now comprises over 8,000 route km of fiber. As of December 31, 2007, we have made total investments in property, plant and equipment of over $900 million, as represented by the gross value of land and buildings, telecommunication and other equipment and construction in progress. Our backbone network connects our historical concession areas and all of Hungary’s urban centers and is DWDM-enabled on all major routes. We also operate a national SDH backbone, a scalable IP/MPLS core network, and modern ATM, IP and Ethernet based DSL networks. In our historical concession areas, we benefit from an extensive network in terms of both capability and reach, with the capability to provide DSL services on substantially all of our lines and to provide our fully integrated voice, data and Internet services to all of our Business customers in those areas. Outside our historical concession areas our Business customers can be connected to our backbone by using owned metropolitan fiber, point-to-point or point-to-multipoint microwave, unbundled local loops or leased lines.

We have an experienced and diversified management team.

We benefit from a strong and experienced management team, which has a significant equity interest in the Company. Management has substantial mobile and fixed line telecommunications experience as well as general consumer and business market experience, and a proven track record of cost control and achieving operational efficiency. In addition, management has a proven track record of successfully managing and improving a financially leveraged business. Martin Lea, the Chief Executive Officer, has more than 25 years of experience in the data communications and telecommunications industries and has previously held positions as chief executive or managing director of both telecommunications and network services companies. Robert Bowker, the Chief Financial Officer, formerly served as Chief Financial Officer of Eurotel Praha and has 13 years of experience in the telecommunications and financial sectors.

STRATEGY

Our strategy is based on the following objectives:

Fully integrating the operations of Invitel and maximizing the potential synergies from Invitel and from the anticipated Memorex Acquisition.

We intend to continue to maximize the synergy benefits resulting from the Invitel Acquisition. We estimate that we will realize approximately €17 million (approximately $25.7 million at current exchange rates) in annualized operating expense synergies due to the Invitel Acquisition by the end of 2008. We have begun to, and will continue to, derive significant synergies as a result of integrating Invitel’s and our existing operations, mainly from the reduction of headcount, the elimination of overlapping operations, the integration of IT systems, and the optimization of the combined networks. Further, we have begun to realize marketing synergies through the integration of the Invitel, Hungarotel and PanTel businesses under one unified brand—Invitel. We are also beginning to realize capital expenditure synergies as a result of the reduction of duplicate investments and the greater purchasing power of a larger company. Our expanded network due to the Invitel acquisition will also reduce our need to purchase network capacity from third party network operators.

We expect to complete the Memorex Acquisition by the end of the first quarter 2008. Following the acquisition of Memorex, we will be the leading provider of wholesale data and capacity services in the Central and Eastern European market with a strong presence in Turkey. In addition, because of our existing presence in the Wholesale market in the region, we intend to benefit from cost synergies, with expected annual ongoing operating cost savings of €3 million (approximately $4.5 million at current exchange rates) and capital expenditure synergies of approximately €2.4 million (approximately $3.6 million at current exchange rates) within the first two years.

Maximizing voice revenue and cash flow in our historical concession areas.

We intend to maximize the revenue and cash flow derived from the provision of voice services within our historical concession areas through the continued migration of customers from traffic-based to subscription-based packages with higher monthly fees and lower usage charges, the ongoing introduction of targeted, innovative and flexible service offerings and by continuously improving our customer service. In addition, we have focused on, and will continue focusing on, formulating effective strategies to retain customers and defend against churn in our historical concession areas resulting from competition from operators using Carrier Selection and Carrier Pre-selection, as well as from cable operators. Examples of these strategies include:

•	pricing our service offerings to limit the incentive to switch to a competitor;

•

offering new commercial packages with a higher monthly fee but with local and off-peak calls included in the base subscription or with low call charges in all directions or various combinations of bundled minutes;

•	launching win-back activities aimed at Carrier Pre-Selection, Carrier Selection and cable users with new promotional offers;

•	establishing and developing loyalty programs, which will offer exclusive benefits to our customers;

•	offering attractive bundled packages (voice and Internet) to counter bundled service offerings by cable operators; and

•	conducting programs to proactively migrate existing customers to more attractive packages via our telesales channels in combination with targeted promotional campaigns.

Capitalizing on growth opportunities for Mass Market DSL services, both in and outside our historical concession areas.

We believe that there is potential for continued growth of DSL services in Hungary due to market growth and the expected eventual convergence of personal computer and Internet penetration with Western European levels. Furthermore, DSL continues to maintain a higher market share than cable for broadband Internet access in Hungary. Broadband Internet usage has grown significantly in Hungary with penetration estimated to have increased from 0.7% of the households in Hungary as of December 31, 2002 to an estimated 31% as of December 31, 2007. In comparison, broadband Internet penetration in Western Europe was estimated at approximately 52% of households as of December 31, 2007.

We intend to continue to capitalize on the above trend by continuing to grow our DSL customer base both inside and outside our historical concession areas. We grew our DSL business faster than the market in 2007. The growth in our DSL customer base is a key business priority as we believe it will increase line retention and stimulate fixed line revenue growth. For example, we have acquired the majority of our new fixed line contracts through bundled voice/DSL offerings. We intend to continue to grow our DSL business principally through the following initiatives:

•

maintaining a broad mix of distribution channels, including our own shops, our own and outsourced telesales, third party points of sale, exclusive and non-exclusive agent networks, and customer affinity programs;

•	quarterly promotions supported by targeted television, radio and billboard advertising campaigns;

•	offering innovative bundled packages together with progressively increased access speeds;

•	outside our historical concession areas, taking advantage of more attractive new wholesale offers from T-Com (such as Wholesale naked DSL); and

•	reducing the time it takes to implement Internet services at the premises of the customer.

Expanding our Business revenue and market share nationwide.

We will continue to focus on expanding our Business revenue and market share nationwide, capitalizing on our extensive national network presence and consequent cost advantage. Business customers tend to churn less than Mass Market customers. In addition, as Business customers can in many instances be connected directly to our network in a cost effective manner, they tend to generate higher margins. We intend to increase our market share and revenue in the Business market principally through:

•

acquiring new Business customers in the SME market through attractively priced, easily understood service packages offered through an effective direct sales operation and complemented by high quality customer service;

•	capitalizing on our traditional strength in the high-end corporate market together with our extensive owned network to gradually grow our base of larger corporate customers;

•	retaining existing Business customers through effective account management, attractive renewal packages and continuous customer care enhancement;

•	taking advantage of local loop unbundling where advantageous to directly connect a higher portion of our Business customers, thereby improving our price competitiveness and margins; and

•	cross-selling voice, data and Internet services to our existing Business customers and upgrading our existing data and Internet Business customers to higher bandwidth services.

Continuing to leverage our modern national and regional backbone network to continue to grow our revenue in the Wholesale market.

We will continue to leverage our modern backbone telecommunications network in the wholesale market in Hungary, selling capacity on our network to other service providers for the national and international transmission of their voice, data and Internet traffic. We believe that our ability to offer bandwidth capacity at competitive prices provides us with a competitive edge in the Wholesale market.

Internationally, we will continue to use our network to provide a bridge between Eastern and Western Europe, providing transport services in and out of Hungary and 13 other countries. With the Memorex Acquisition anticipated to be completed by the end of the first quarter 2008, we expect to be well positioned to capitalize on the growth in the demand for bandwidth and telecommunications services in the region. Following the acquisition of Memorex, we will be the leading provider of wholesale data and capacity services in the Central and Eastern European market. We plan to focus on securing long-term contracts with our customers. Wholesale data and capacity services currently provide higher margins than voice transit services.

Continuing to identify and evaluate further opportunities for consolidation.

We believe that we are well positioned to participate in any further consolidation of the Hungarian telecommunications sector as a result of our market position as the number one alternative fixed line operator in Hungary, our significant understanding of the competitive environment in Hungary, both as an incumbent and as an alternative operator, and our solid track record of improving efficiency, achieving operating cost savings and realizing synergies from bolt-on acquisitions.

DIRECTORS AND EXECUTIVE OFFICERS

The members of our current Board of Directors include: Jesper Theill Eriksen (Chairman), a Senior Executive Vice President and Chief of Staff with TDC; Ole Steen Andersen, a recently retired member of the Executive Committee and Chief Financial Officer of Danfoss A/S, a Danish company; Robert R. Dogonowski, a director in TDC’s Group Strategy department; Peter Feiner, the managing director of Spar Hungary, which operates supermarkets and hypermarkets throughout Hungary; Jens Due Olsen, who is currently a financial consultant and until the end of 2007 was an Executive Vice-President and the Chief Financial Officer of GN Store Nord A/S, a Danish company; Carsten Dyrup Revsbech (Vice-Chairman), a Senior Vice-President and the Chief Financial Officer of TDC’s Mobile Nordic group; and Henrik Scheinemann, a Vice-President in TDC’s Mergers & Acquisition department. Our executive officers are Martin Lea, President and Chief Executive Officer; Robert Bowker, Chief Financial Officer; and Peter T. Noone, General Counsel and Secretary. Messrs. Lea, Bowker and Noone comprise the Executive Committee of management.

STOCKHOLDERS

Our officers and directors own approximately 6% of our outstanding Common Stock.

Approximately 30% of our outstanding Common Stock is traded in the public markets. Our Common Stock is listed on the American Stock Exchange (AMEX:HTC).

TDC owns 64% of our outstanding Common Stock.

TDC, based in Copenhagen, Denmark, is the leading provider of communications solutions in Denmark and a strong player in the Nordic business market. They have developed from a traditional provider of landline and mobile services into a provider of modern telecommunications solutions. TDC’s largest shareholder is Nordic Telephone Company ApS (“NTC”), which owns approximately 88% of the outstanding equity in TDC. NTC is a Danish entity owned by 5 private equity firms.

At December 31, 2007, TDC had total assets of Danish Kroner 79.5 billion (approximately $15.7 billion) and shareholders’ equity of Danish Kroner 10.4 billion (approximately $2.1 billion). For 2007, TDC had net income of Danish Kroner 8.17 billion (approximately $1.6 billion) on net revenues of Danish Kroner 39.3 billion (approximately $7.8 billion).

As a result of certain agreements that we have entered into with TDC (the “TDC Agreements”), we have issued 2,579,588 shares of Common Stock to TDC. In 2002, TDC purchased 1,285,714 shares of Common Stock from a former stockholder of the Company. In 2004, TDC purchased an additional 1,383,544 shares of Common Stock and 18,000 shares of the Company’s preferred stock convertible into 180,000 shares of Common Stock that were held by another former stockholder of the Company. In 2005, TDC purchased, from another former stockholder of the Company, an additional 2,750,936 shares of Common Stock, warrants to purchase 2,500,000 shares of Common Stock at $10 per share, 12,000 shares of the Company’s preferred stock convertible into 120,000 shares of Common Stock, and notes issued by the Company in the principal amount of $25 million. In 2007, TDC exercised the warrants via a cancellation of the notes.

The TDC Agreements provide TDC with certain preemptive rights to purchase, upon the issuance of Common Stock in certain circumstances to third parties, shares of Common Stock in order to maintain its percentage ownership interest of the outstanding Common Stock. For more information on TDC, see Notes 9 and 17 in Notes to Consolidated Financial Statements, and see also Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

HUNGARY

Hungary is located in Central Europe bordering on Austria, Slovenia, Croatia, Serbia, Romania, Ukraine and Slovakia. It has approximately 10 million inhabitants, approximately 1.8 million of whom reside in Hungary’s capital, Budapest.

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

Since 1990, foreign direct investment into Hungary has been approximately €65 billion. Hungary, Poland and the Czech Republic are the recipients of more than 50% of the total foreign direct investment into the former Communist countries in the region. Since 1995, the Hungarian government has embarked on an economic stabilization effort aimed at putting the economy on a sustainable path of low-inflation growth. The unemployment rate has decreased from 10.3% in 1995 to 7.4% at December 31, 2007.

On May 1, 2004, Hungary joined the E.U., together with nine other countries. Hungary plans to adopt the euro as its currency between 2011 and 2014, although no official deadline has been declared by the government. Hungary joined the North Atlantic Treaty Organization in 1999. Hungary is also a member of the Organization for Economic Co-operation and Development and the World Trade Organization.

The following table sets out Hungary’s annual GDP growth and inflation rates since 2002.

	Annual GDP Growth Rate %	Annual Inflation Rate %
2002	3.8	5.3
2003	3.4	4.7
2004	5.2	6.8
2005	4.1	3.6
2006	3.9	3.9
2007	1.0	8.5

HUNGARIAN TELECOMMUNICATIONS INDUSTRY

In 1989, the Hungarian state owned Post, Telegraph and Telephone was divided into three separate companies: the Hungarian Broadcasting Company, the Hungarian Post Office and Magyar Távközlési Vállalat (the former Hungarian Telecommunications Operator which was privatized in 1992 and is now Magyar Telekom Plc. and operates its fixed line telecommunications business in Hungary under the T-Com brand name, “T-Com”).

As a result of Act LXXII of 1992 on Telecommunications (the “1992 Telecommunications Act”), the Hungarian government divided Hungary in 1993 into 54 geographically defined concession areas for local public fixed line voice telephony services (each, a “historical concession area”). Although the geographic concession areas set forth by the 1992 Telecommunications Act were repealed by Act XL of 2001 on Communications (the “2001 Communications Act”), the currently operating telecommunications services providers are still the primary operators in those geographic areas of Hungary, which previously constituted their historical concession areas as defined by the 1992 Telecommunications Act.

In August 1993, the Ministry of Transport, Telecommunications and Water Management announced an international tender for the right to provide international and domestic long distance telephony services throughout Hungary and to provide local public fixed line voice telephony services in 29 out of the 54 historical concession areas, including Budapest. The Ministry selected T-Com as the winner of this tender.

In September 1993, the Ministry announced a second competitive bid for the exclusive right to provide local public fixed line voice telephony services in the remaining 25 of the 54 historical concession areas. The Ministry awarded 23 out of the 25 concession areas offered in the second tender. The rights to operate 15 of those historical concession areas were distributed among 12 local telephone operators (each a Local Telephone Operator or “LTO”). T-Com, either directly or through predecessor companies, was awarded eight historical concession areas and was additionally chosen as the default provider in the two concession areas where there was no successful bidder. Each of the LTOs (including the Company and its predecessors) received 25-year licenses to provide local basic telephony services with exclusive rights in their respective historical concession areas until 2002. Each of the LTOs, other than T-Com, negotiated a separate asset purchase agreement with T-Com to acquire each historical concession area’s existing telephony plant and equipment.

The liberalization of the fixed line telecommunications market in Hungary could only be launched following the expiration of T-Com’s exclusive right to provide international and domestic long distance telephony services in December 2001 and the expiration of each LTO’s exclusive concession rights in their respective historical concession areas in 2002. In connection with Hungary’s accession into the E.U., in order to transpose the E.U. regulatory framework into the Hungarian legal system, the 2004 Communications Act was adopted and restructured the regulatory authorities responsible for the supervision of the liberalized telecommunications market, with the primary supervisory authority being the National Communications Authority. See “-The Hungarian Regulatory Environment.”

Hungarian Fixed Line Telecommunications Industry Today

We are the second largest incumbent fixed line telecommunications operator with 14 of the above mentioned historical concession areas. In addition to us, the two other incumbent fixed line telecommunications services providers operating in Hungary today are T-Com and Monortel:

•

T-Com: T-Com is the largest provider of fixed line telecommunications services in Hungary. T-Com is the successor company of the former monopoly provider of long distance and international telephony services in Hungary, and the provider of local telephony services in 39 historical concession areas. T-Com has an estimated 74% national residential market share and an estimated 70% national business market share. T-Com is listed on both the Budapest Stock Exchange and the New York Stock Exchange (its parent company is Deutsche Telekom AG, which owns 59.5% of T-Com).

•

Monortel: Monortel, an affiliate of UPC Kabelcom, provides local telephony services in one historical concession area. Monortel has an estimated 2% national residential market share and an estimated 1% national business market share.

The Hungarian Telecommunications Markets

Fixed Line Voice

The fixed line telecommunications market in Hungary has been characterized by a slow decline in the number of subscriber lines in recent years. The penetration of fixed lines has fallen from a peak of approximately 38% in 2000 to approximately 32% as of December 31, 2007 (expressed as a proportion of the overall population), primarily as a result of the rapid increase in mobile penetration from approximately 10% of the population in 1998 to over 100% as of December 31, 2007 (and the resultant migration of both residential and Business traffic from fixed to mobile networks) as well as increased competition from cable operators (offering “triple play” packages comprised of television, Internet and voice services). The fixed line penetration per household as of December 31, 2007 was approximately 65%. However, in terms of subscribers, the contraction of the fixed line market has slowed as the mobile penetration growth has also slowed and broadband penetration has increased. The number of fixed lines decreased by 3% from the end of 2006 to the end of 2007 while the increase in the mobile penetration rate was 7.8% from the end of 2006 to the end of 2007.

Internet

The most significant Internet service providers in Hungary in addition to us are T-Online (part of T-Com), GTS-Datanet, and Enternet, each providing both residential (dial-up and DSL) and Business (DSL and leased line) Internet services. Incumbent fixed line operators also benefit from the telecommunications traffic generated by dial-up customers and from the DSL wholesale services to reseller Internet Service Providers. As an alternative to DSL based broadband services, cable television operators (subject to the technical conditions of their networks) make available broadband Internet access services through cable modems connected to the cable television network. Cable television based broadband access offers substantially the same speed and quality as the DSL technology, for a price comparable to DSL prices. Both T-Com (through its cable television operator, T-Kábel) and UPC, the two largest cable operators, offer broadband Internet access services in certain parts of our historical concession areas. As of the end of 2007, the percentage of the Mass Market broadband Internet access market attributable to DSL was approximately 58% with the remaining 42% attributable to cable broadband.

Data

The provision of data services has been liberalized in Hungary since 1992, with no regulatory barriers to entering into the market. This factor, together with Hungary’s expected economic growth and central location, attracted significant investment into the data communications sector. Not only did incumbent fixed line operators expand their existing networks but alternative service providers emerged and established backbone and access networks, providing both wholesale broadband data transmission and data services (including voice over IP) primarily targeting the Business market in Budapest and in large business centers of other towns in Hungary. Alternative service providers typically benefit from the combined use of existing third party incumbent networks and state of the art new networks (typically fiber optical based) and agreements with international telecommunications operators. Currently, the most important providers of data transmission services in Hungary other than us are T-Com and GTS Datanet.

Mobile

Hungary was the first country in Central and Eastern Europe to introduce public mobile telecommunications services. Currently there are three mobile operators providing mobile voice telephone services in Hungary: T-Mobile (part of T-Com); Pannon GSM (a Telenor affiliate operating since 1993); and Vodafone (operating since 1999). These mobile operators provide GSM services in both the 900 and 1800 MHz band and, pursuant to licenses awarded by the government in 2004, 3G (UMTS) services.

The mobile communications market in Hungary is highly competitive and characterized by successive promotional campaigns and price competition. Historically, mobile telephony, due in part to limited fixed line penetration in the 1980s and early 1990s, increased rapidly in penetration in Hungary which has led to a mobile penetration rate which is significantly higher than that of fixed lines. As of December 31, 2007, mobile penetration was over 100% as compared with a fixed line penetration rate of 32% (in each case expressed as a proportion of the population) and as compared with a fixed line household penetration of 65%. Mobile operators have also successfully introduced new tariff structures for voice (such as pre-payment). The financial success of mobile operators has been further supported by the relatively high prices which they have been able to charge to fixed line operators for terminating voice calls originated on fixed line networks on their own networks.

Currently, there are no virtual mobile network operators in Hungary and it is unclear at present whether future regulations would require existing mobile operators to open their networks for this purpose.

COMPETITION

Our most significant fixed line competitor is T-Com, the largest provider of fixed line telecommunications services in Hungary, with its historical concession areas covering an estimated 77% of Hungary’s population. We also compete with Hungarian alternative telecommunications services providers such as GTS-Datanet, Hungarian cable TV operators and, to a lesser extent, with foreign telecommunications services providers operating in Hungary such as BT plc.

Mass Market Voice

In the Mass Market Voice market in our historical concession areas, the grounds for competition are mainly quality of service, perceived value added of bundled product offerings, and price. Outside our historical concession areas, price is the main basis for competition.

In our historical concession areas, our competitors may offer services on a Carrier Selection basis, which requires the subscriber to key in a prefix before dialing a telephone number, or on a Carrier Pre-Selection basis, which automatically routes all of a subscriber’s outgoing calls to a competitor’s network without the need for the use of a prefix. Outside our historical concession areas, we compete with the local incumbent network operators as well as with other alternative operators. We have focused mainly on providing Carrier Pre-Selection based voice services outside our historical concession areas, as Carrier Pre-Selection ensures a higher quality and sustainability of revenues than Carrier Selection.

We also compete with mobile network operators. The mobile subscriber base in Hungary has grown very rapidly since the 1990s, partly due to low pre-existing levels of fixed line penetration. As a result, the mobile penetration rate in Hungary is over 100% of the population (there were over 10 million active mobile subscriptions according to the National Communications Authority report of December 31, 2007), and the number of mobile subscriptions is more than three times the number of fixed lines (3.25 million fixed lines according to the National Communications Authority report of December 31, 2007). Mobile telecommunications services have contributed to the decline of the fixed line subscriber base and led to fixed-to-mobile churn.

We have seen increased competition from cable operators in the Mass Market Voice market. Under current regulations, cable companies can cross-finance services (TV, Internet and Voice services) in their product offers, enabling them to aggressively price and market the voice portion of their product offering. The cable operators’ unique selling points are their low monthly fees for voice and free calls inside their own network. However, the Hungarian cable market is very fragmented and impacts our business differently in each of our historical concession areas. The principle cable operators we compete with in our Mass Market Voice market are UPC and T-Kábel (the cable arm of T-Com), who have introduced triple play solutions in our historical concession areas.

We also face increased competition from providers of Voice over Internet Protocol (VoIP) services such as Skype. According to the latest survey data, approximately 7% of residential customers and 11% of business customers in Hungary use VoIP services. We are also marketing a VoIP service.

Mass Market Internet

We compete in the Internet services market with ISPs throughout Hungary, including T-Online (T-Com’s Internet Service Provider) and GTS-Datanet. Competition in this market is primarily on the basis of price and brand.

In our historical concession areas, we are able to offer DSL services to substantially all of our addressable households, which gives us a very strong competitive position in these areas. Outside of our historical concession areas, we provide DSL based broadband Internet services principally by buying the service on a wholesale basis from the incumbent operators, primarily T-Com. In some cases, we provide this service through Local Loop Unbundling and we expect the use of this technology to increase in the future.

We are experiencing competition from cable television network operators, such as UPC, which can utilize their cable networks to provide broadband Internet services and Voice over IP. Currently, an estimated 55% of Hungarian households subscribe to cable television but this figure is lower in our historical concession areas where the penetration is estimated to be only 40% to 45%. As many cable television network operators already offer broadband services, cable broadband may pose a more significant threat in the longer term. In addition, the possibility of future competition from the development of digital terrestrial television services in Hungary may force cable television operators to shift the focus of their business to non-television markets such as cable broadband and voice services.

Business

Our main fixed line competitors in the Business market are T-Com and GTS. The basis of competition includes network reach, proximity to customer premises, price and customer service. Operators who rent networks from the incumbent provider of the area cannot compete as effectively as those with network presence in the area already. Margin per customer is closely correlated with how much traffic is carried or how much capacity is provided on the operators own network infrastructure.

We believe that our national network gives us a relatively strong competitive position when selling voice, data and Internet access solutions to Business customers. In most urban centers, we have a point of presence on our own fiber optic backbone network and, therefore, are able to connect customers directly to our backbone network using our metropolitan fiber, line of sight microwave, leased lines or, in a growing number of cases, Local Loop Unbundling.

We also compete with the mobile operators who target business customers, which has led to fixed-to-mobile substitution in the Business voice market.

Wholesale

Inside our historical concession areas, we currently experience limited competition for Wholesale services because these services are typically provided by the primary incumbent local telephone operator. Outside our historical concession areas in Hungary, our competition is comprised primarily of the incumbent operators, mainly T-Com, and other international providers. In the international portion of the Wholesale market, the Central and Eastern European international wholesale services market is becoming increasingly more competitive as more networks are built by international carriers, which is increasing the availability of capacity and dark fiber. Our competitors include the incumbent telecommunications services providers in the various countries as well as the alternative telecommunications services providers such as Memorex (which we have agreed to acquire), GTS and Interoute. While the incumbent telecommunications services providers generally have stronger national coverage in their home countries, our position as a complete supplier of wholesale services across the geographic region, along with our focus on speed and flexibility, gives us a competitive advantage.

THE HUNGARIAN REGULATORY ENVIRONMENT

Hungarian Regulatory Framework

The current regulation of telecommunications services in Hungary is based on the 2004 Communications Act, which was effective as of January 1, 2004 and resulted in far reaching changes within the Hungarian telecommunications sector. The 2004 Communications Act was enacted to facilitate E.U. harmonization and promote competition. Its provisions address the Internet, universal service obligations, cost accounting, pricing, Carrier Selection and Carrier Pre-Selection, unbundling and number portability, as well as some specific local issues.

The 2004 Communications Act fundamentally changed the structure of the regulatory authorities responsible for the supervision of the liberalized telecommunications market by establishing the National Communications Authority (the “NHH”) and designating the NHH as the top supervisory authority in Hungary. The NHH reports to the Minister of Economics and Transport and the Hungarian government.

Unlike the previous laws, the 2004 Communications Act adopted the general principle, accepted throughout the E.U., that the NHH may only intervene in the telecommunications sector by way of issuing certain ex-ante (forward looking) regulations, if competition in a specific telecommunications market was, and was likely to remain, ineffective in the absence of a direct regulatory intervention. In addition, pursuant to the 2004 Communications Act, the right of imposing certain obligations upon telecommunications services providers on the retail market, such as price caps (except for Universal Service), has also been assigned to the NHH. The 2004 Communications Act vested the NHH with significant regulatory powers to efficiently regulate the Hungarian telecommunications market.

Market Analysis and Obligations

According to the 2004 Communications Act, the NHH is required to conduct periodic market analyses to determine, in line with conventional competition law principles, whether a certain market is effectively competitive and, if not, to designate operators with significant market power (“SMP”) and to impose certain ex-ante obligations on them.

The 2004 Communications Act provides a list of obligations out of which at least one must be imposed on operators defined as having SMP by the NHH. Such obligations refer to:

•	transparency;

•	non-discrimination;

•	accounting separation;

•	access to specific network facilities; and

•	cost orientation and price control.

The NHH has completed a market analysis with respect to 17 out of the 18 electronic communication markets as defined in Decree 16/2004 issued by the Ministry of Informatics and Communications. We were found to have SMP in our historical concession areas and, as such, are subject to certain obligations in the following markets:

Retail markets:

•	access to the public telephone network at a fixed location for residential customers;

•	access to the public telephone network at a fixed location for non-residential customers;

•	publicly available local and/or national telephone service provided at a fixed location for residential customers;

•	publicly available international telephone service provided at a fixed location for residential customers;

•	publicly available local and/or national telephone service provided at a fixed location for non-residential customers; and

•	publicly available international telephone service provided at a fixed location for non-residential customers.

In respect of the markets regarding access to the public telephone network at a fixed location for residential customers and access to the public telephone network at a fixed location for non-residential customers, the NHH imposed a price cap upon our services, which seeks to prohibit unreasonably high price increases. In respect of the markets regarding publicly available local and/or national telephone service provided at a fixed location for residential customers, publicly available international telephone service provided at a fixed location for residential customers, publicly available local and/or national telephone service provided at a fixed location for non-residential customers and publicly available international telephone service provided at a fixed location for non-residential customers, the NHH imposed the obligations of Carrier Selection and Carrier Pre-selection upon us. The NHH is currently carrying out a new market analysis procedure with respect to the retail fixed line voice telephony markets (including the Carrier Selection and Carrier Pre-selection market). Based on the draft resolution published by the NHH in December 2007, we do not expect that there will be any changes in the current obligations imposed upon us with respect to our Carrier Selection and Carrier Pre-selection business.

Wholesale markets:

•	call origination on the public telephone network provided at a fixed location;

•	call termination on individual public telephone networks provided at a fixed location;

•	wholesale unbundled access to metallic loops and sub-loops for the purpose of providing broadband and voice services; and

•	wholesale broadband access.

In respect of the markets regarding call origination on the public telephone network provided at a fixed location and call termination on individual public telephone networks provided at a fixed location, the obligations imposed by the NHH upon us include transparency, along with the submission to the NHH and publication of reference interconnection offers, cost orientation, and access and interconnection related obligations.

In respect of the markets regarding call origination on the public telephone network provided at a fixed location, call termination on individual public telephone networks provided at a fixed location,

wholesale unbundled access to metallic loops and sub-loops for the purpose of providing broadband and voice services and wholesale broadband access, the NHH imposed upon us the obligation to implement accounting separation in order to enable the assessment of cross-financing between service lines.

In respect of the market regarding call termination on individual public telephone networks provided at a fixed location, the obligations imposed by the NHH upon us include transparency and equal treatment.

In respect of the markets regarding wholesale unbundled access to metallic loops and sub-loops for the purpose of providing broadband and voice services and wholesale broadband access, the remedies imposed upon us include transparency (requiring us to prepare and publish to the NHH a RUO), cost orientation, and access and interconnection related obligations.

Regulatory Obligations Imposed on the Company by the NHH as a Result of the Market Analysis

Reference Interconnection Offer

The terms of our Reference Interconnection Offer (“RIO”) are used when a telecommunications operator wants to interconnect with our telephone network in order to provide domestic and international long distance service to our subscribers through Carrier Selection or Carrier Pre-selection, or to terminate calls on our network. In respect of the interconnection services not offered in the RIO, the parties may agree on terms other than those defined in the RIO.

Tariffs of interconnection traffic services (origination and termination) offered in the RIO are required to be based on cost plus a reasonable profit. The cost must be calculated by a Long Run Incremental Costing (“LRIC”) model with a current cost accounting approach. The reasonable profit is defined by a weighted average cost of capital figure of which the regulated percentage has been 18.5% since 2005. The cost calculation must be approved by the NHH with the NHH having the right to overrule it if it finds that the calculation does not reflect the costs of an efficient operator. In this case the NHH may define the appropriate interconnection tariffs by benchmarking or using a bottom-up cost model.

Auxiliary services (such as interconnect link and co-location) offered in the RIO are also required to be based on cost plus a reasonable profit (based on a bottom-up cost model).

The obligation to prepare a RIO was introduced in 2001 by the 2001 Communication Act. Since then operators having SMP have been required to regularly prepare and submit a RIO to the regulatory authority. The 2004 Communications Act has amended the corresponding regulation and vested the right of imposition of a RIO obligation in the NHH provided that the obligations imposed are based on a market analysis conducted by the NHH.

Regarding the current RIO submissions, in its related market analysis notification the NHH has declared that it would accept our offered interconnection tariffs without further investigation provided they are not higher than T-Com’s corresponding tariffs in force plus 40%.

We accepted this solution in May 2006 and the NHH approved our RIOs with retroactive effect as of September 2005.

Accounting Separation

Under the 2004 Communications Act, the right to impose accounting separation has been vested in the NHH provided that the obligations imposed are based on a market analysis conducted by the NHH.

Pursuant to certain resolutions adopted by the NHH since May 2005, the NHH required us to implement accounting separation on several wholesale markets regarding call origination, call termination, wholesale unbundled access and wholesale broadband access. As specified by the NHH, we were required to prepare separate income statements, balance sheets and profitability calculations for both our retail and wholesale arms, and within the retail arm for certain retail services. Under the accounting separation obligation, our revenues must be allocated directly, while capital expenditures and operating expenditures are required to be allocated by using a fully distributed cost model based on both historical cost accounting and current cost accounting. Service transfers between the different business lines are required to be settled at the regulated price.

In 2007, the NHH approved our accounting separation models. The NHH is currently evaluating the results and implications of the models and may use the information resulting from such evaluation to refine its regulatory approach towards us.

Reference Unbundling Offer and Wholesale Bitstream-Access General Terms and Conditions

The terms of our Reference Unbundling Offer (“RUO”) are used when another operator wants to rent the last mile of the network which connects the subscribers to the telephone network (Local Loop Unbundling (“LLU”)). By renting the last mile of the network, alternative operators are able to provide telephone and broadband Internet access services without the need for significant investment into an access network. In addition, by using RUO services, alternative operators may develop complete telephone packages which subscribers are able to pay for through a single bill issued by the alternative operators. In this case the incumbent operator does not have a direct contract with the subscriber.

The RUO is required to include contractual terms for full and partial unbundling of the local loop and local bitstream access. The content of the RUO is required to be approved by the NHH.

The tariff of access services offered in the RUO is required to be based on cost plus a reasonable profit. The cost of the monthly fee of the LLU is required to be calculated using the fully distributed cost model with a historical cost accounting approach. A reasonable profit is defined by a weighted average cost of capital figure, the regulated measure of which has been 18.5%. The cost calculation is required to be approved by the NHH, with the NHH having the right to overrule the results if the cost calculation applied by the operator does not comply with the related regulations. In such a case the NHH may define the appropriate access prices.

Auxiliary services offered in the RUO are also required to be based on cost plus a reasonable profit (based on a bottom-up cost model).

Similar to the RIO, the obligation to prepare a RUO was introduced in 2001 by the 2001 Communications Act. The 2004 Communications Act has amended the corresponding regulation and vested the right of imposition of a RUO obligation in the NHH provided that the obligations imposed are based on a market analysis conducted by the NHH.

In September 2005, the NHH determined that we had SMP on the wholesale unbundled access and wholesale broadband access markets and imposed the obligation of transparency, which required us to prepare and publish RUOs. In 2006, the NHH approved our RUOs with substantial amendments, requiring us to decrease the fees indicated in our RUOs.

In the market for wholesale broadband access, the NHH has also imposed on us the obligation of non-discrimination, pricing regulation and transparency. In order to comply with this obligation, we must apply equivalent conditions to other undertakings with relation to the provision of wholesale broadband services as it applies for our own retail services, or those of our subsidiaries or partners. Furthermore, we must provide national bitstream access, meaning that we must offer at least one access point through which all DSL subscribers of the alternative operators can be served. The tariff of single bitstream service is calculated by a “retail minus” method whereby the NHH defines the applicable retail margin, whereas we calculate our average retail prices. The current tariffs were set by the NHH based on market data for the first half of 2007. The wholesale tariffs are recalculated twice a year and, therefore, closely follow the retail price trends. The terms and conditions of contracts for the provision of local and single point bitstream access must be disclosed on our website in the form of a wholesale bitstream-access general terms and conditions.

Retail Price Regulation

In February 2005, the NHH designated us as having SMP on the retail markets for access to the public telephone network at a fixed location, local and/or national calls and international calls. In the retail markets for calls, the NHH has not imposed obligations other than Carrier Selection and Carrier Pre-Selection. In the retail markets for access, the NHH imposed price caps on us (which applied until December 31, 2005), because, according to the NHH, in the absence of competition only a safeguard cap over the subscription fee can avoid excessive price increases. The permitted price increase in 2005 was the historical consumer price index—0%, which prohibited us from increasing our subscription fees over the rate of inflation. The historical consumer price index—0% price cap applied to the basket of all residential and all business packages. At the end of 2007, the NHH performed a new market analysis and re-designated us as having SMP again. As a result, the NHH imposed the same price cap with retroactive effect from October 1, 2007.

Call-by-Call Carrier Selection and Carrier Pre-Selection

According to the 2004 Communications Act, operators having SMP on any market related to the access and the usage of fixed line networks must make Carrier Selection available for all calls through Carrier Selection or Carrier Pre-selection. The obligation of Carrier Selection enables telephone operators to offer retail call services (but not access services) to subscribers other than their own. According to the 2004 Communications Act, the opportunity to use Carrier Selection service may not be excluded from any subscriber even if a subscriber was to accept such a restriction.

Operators are required to enable their subscribers to originate calls to any national, international, mobile or dial-up service numbers by call-by-call Carrier Selection.

In the case of Carrier Pre-Selection, subscribers have three call options where the call is made through the selected alternative operator: (i) international calls; (ii) all national calls, including long distance calls, local calls and calls to mobile networks; or (iii) options (i) and (ii) together. Carrier Pre-Selection of Internet calls is established through call number allocation.

Other Statutory Obligations Imposed on the Company

Number Portability

Since January 2004, all fixed line telephone service providers are required to ensure that their subscribers can keep their existing telephone numbers when they change service providers. Historically, number portability was introduced to reduce the administrative barriers resulting from changing telephone numbers. Porting may only be refused if an outstanding debt is associated with the user’s account.

Universal Service Obligations

The 2004 Communications Act defines universal service as basic communications services which must be made available to all customers at an affordable price. Universal service includes: providing access to the fixed line telephone network at a specified minimum quality; operating public payphones with regulated density; issuing a public directory of subscribers; providing operator services; and providing free emergency calls.

Operators are entitled to compensation in relation to any unfair burden arising due to the universal service obligation. The amount of compensation is calculated as the avoidable cost that would not have occurred if the operator had no universal service related obligations, less the possible gains (such as increasing brand equity) from offering the universal services. Operators prepare the financial model once a year and submit it to the NHH for examination and the Minister of Economics and Transport for approval.

We became a universal service provider in our historical concession areas on the basis of the universal service agreements concluded with the legal predecessor of the current Minister of Economics and Transport in 2002. In order to be in line with the E.U. regulatory regime, which took effect in Hungary as of May 1, 2004, we have entered into new universal service agreements with the legal predecessor of the current Minister of Economics and Transport. Both agreements proclaimed that an unfair burden in relation to the universal service obligation (“USO”) has to be compensated for by the Universal Service Fund (the “Fund”). All voice telephone operators and Internet Service Providers using dial up telephone connections are required by law to contribute to the Fund. The annual amount of the contribution is determined on the basis of the actual financing needs of the Fund, however, the contribution may not exceed 0.5% of the net revenue of the operator from voice telephony and dial-up Internet services.

Prior to 2004, the amount of the subsidy was calculated as the income lost due to the fact that the regulated monthly fee of the universal service package was lower than that of the normal subscription packages. The 2003 in-payment obligations were challenged by the mobile service operators in court. Due to the pending legal proceedings, no further payments were made from the Fund.

In the meantime, the calculation in force was criticized by the non-fixed operators and the European Commission and was amended under the 2004 Communications Act to reflect the net avoidable cost of the USO. Since then, although we have submitted the due calculations for the years 2004 and 2005, each of these calculations have been turned down by the authorities. We have contested such decisions in court and the proceedings are currently still pending. Nevertheless, no subsidy has been accrued for 2004, 2005, 2006 or 2007 due to the ongoing legal proceedings surrounding the legislation regarding the Fund.

Mobile Termination

According to Decree 3/2002 issued by the Ministry Heading the Prime Minister’s Office, universal service providers are required to reduce the universal telephone package tariffs for calls to mobile networks in accordance with a gradual reduction of the mobile termination charges. In practice this means that savings of the fixed line operators on mobile termination charges are required to be passed on to subscribers making fixed-to-mobile calls.

Compliance with these “pass-on” obligations in 2003, 2004, 2005 and 2007 has been complicated due, in part, to (i) the ongoing legal proceedings instituted by the mobile operators who sued the NHH seeking to restore the previous termination fees and (ii) the impact of other decreases in the retail fixed-to-mobile tariffs introduced outside the scope of the mobile termination cuts. Both Hungarotel and Invitel made separate decisions based on their independent analyses of the mobile legal proceedings, which legal proceedings are still ongoing.

After the decreases of mobile termination charges in 2003 and 2007, Invitel reduced its fixed-to-mobile call tariffs according to the requirements set forth by the NHH. With respect to the other decreases of mobile termination charges imposed by the NHH in 2004 and 2005, Invitel did not strictly comply with the cost-savings “pass-on” obligations due to the ongoing court cases, pursuant to which the mobile operators sued the NHH and sought the restoration of the previous termination fees. Nevertheless, as Invitel had to significantly reduce its retail fixed-to-mobile tariffs at the beginning of 2006 due to competitive pressure, we expect that through the end of 2007, such decreases will have offset, to a large extent, the cumulative effect of the 2004 and 2005 “pass-on” obligations. The NHH review of this matter is ongoing.

After the decrease of mobile termination charges in 2003 and 2005, Hungarotel reduced its fixed-to-mobile call tariffs according to the requirements set forth by the NHH. With respect to the decrease of mobile termination charges imposed by the NHH in 2004, Hungarotel did not strictly comply with the cost-savings “pass-on” obligations due to the ongoing court cases. Nevertheless, because Hungarotel reduced its retail fixed-to-mobile tariffs in 2005 by a greater extent than the decrease in the termination fee, we expect that such decrease will have offset the cumulative “pass-on” obligations through the end of 2006. The NHH review of this matter is still ongoing. In order to comply with its 2007 “pass-on” obligations, Hungarotel introduced in 2007 optional, lower fixed-to-mobile tariffs. The NHH has not reviewed this matter yet to verify Hungarotel’s compliance with its 2007 “pass-on” obligations. Until such review is complete, we can not be assured that the NHH will deem our actions compliant with the applicable “pass-on” obligations.

HUNGARIAN TAXATION

Corporate Income Tax. The operations of our Hungarian subsidiaries are subject to the Hungarian corporate income tax rate of 16%. The Hungarian government introduced an additional 4% solidarity tax effective September 2006.

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

Innovation Contribution. In 2007, Hungarian companies were subject to a 0.3% levy to fund research and development activities. The base for this tax is the same base as the local business tax.

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

OUR MARKETS AND SERVICES

Inside Our Historical Concession Areas

Through the Hungarian government’s tender process and subsequent acquisitions, we acquired exclusive licenses to provide local fixed line voice telephony services within our 14 historical concession areas until the end of 2002. Our historical concession areas are geographically clustered and cover an estimated 2.1 million people, representing approximately 21% of Hungary’s population. We have developed a full range of telecommunications services in our historical concession areas where we have a strong presence in the Mass Market Voice, Mass Market Internet, Business and Wholesale markets.

Outside Our Historical Concession Areas in Hungary

Prior to the Invitel Acquisition, we expanded beyond the Hungarotel historical concession areas by offering Carrier Selection and Carrier Pre-Selection and Internet Services in the Mass Market outside the Hungarotel historical concession areas. Following our acquisition of PanTel in 2005, we expanded our Out-of-Concession offerings in the Mass Market and significantly increased our presence in the Business Market, by using PanTel’s nationwide fiber optic backbone network linking every county in Hungary. The network provided fiber optic access to every major city within each Hungarian county. Within a number of these cities, we have microwave access networks which enable us to directly connect Business customers to our backbone fiber network. PanTel also built a metropolitan area network in Budapest, which connects to the backbone network, allowing city-wide coverage in Budapest.

In 2000, Invitel commenced the build-out of its national network infrastructure, and upon the liberalization of the Hungarian fixed line voice telecommunications market and the abolition of the concession monopolies (beginning with T-Com’s concession areas in December 2001), Invitel began to provide fixed line voice telecommunications services outside the Invitel historical concession areas. Outside the Invitel historical concession areas, Invitel built a national network which provided Business customers in Budapest and 16 other major urban centers the ability to be connected directly to Invitel’s network, enabling Invitel to deliver voice, data and Internet services, primarily through its point-to-multipoint microwave networks and metropolitan fiber, or through unbundled local loops and leased lines. Invitel also provided voice and Internet services to Mass Market customers outside the Invitel historical concession areas using Carrier Pre-Selection and Wholesale DSL services.

International Wholesale Market

Using its Hungarian national backbone network, PanTel developed a significant presence in the Wholesale market in Hungary providing services to other fixed line telecommunications services providers, mobile operators, cable operators and Internet Service Providers. Given Hungary’s geographic location bordering six developing countries, PanTel’s international operations began by providing an alternative connection to Western Europe to the incumbent and alternative providers of telecommunications services in those countries. Beginning with Romania, Slovakia and Slovenia in 2001, followed by Ukraine and Croatia in 2002, PanTel began providing Western European and United States companies with connections to these countries enabling our clients to provide connectivity to their own corporate clients. In 2004, PanTel expanded further abroad and was the first international company to provide alternative wholesale capacity into Serbia and Bulgaria. In 2006 and 2007, we expanded our international business with large wholesale service contracts to provide connections to Turkey, Macedonia, Montenegro, Bosnia, Albania and Georgia.

Utilizing its Hungarian national backbone, its metropolitan networks and its regional connectivity, Invitel provided wholesale domestic and international voice and data transit services to Hungarian and international telecommunications services providers. Invitel was among the first telecom operators to provide services in and out of Serbia, both in terms of data capacity and voice traffic. Invitel also generated significant revenue leasing its fiber backbone towards Romania. In 2006 Invitel acquired Euroweb International Corporation’s two Internet and telecom related operating subsidiaries, Euroweb Hungary and Euroweb Romania. Euroweb provided Internet access and additional value-added services including international/national leased line and voice services primarily to Business customers.

Our Markets Today

Today we offer fixed line telecommunications services on a retail basis to residential and Business customers and on a wholesale basis to other operators. We operate in four market segments: Mass Market Voice, Mass Market Internet, Business and Wholesale. We are continually seeking to develop and improve our overall service through improving the quality of our customer care and developing new service packages and offerings.

Mass Market Voice

We offer our Mass Market customers a full range of basic and value-added voice services, both inside and outside our 14 historical concession areas. Our basic services in our historical concession areas include access to analog and ISDN2 lines for local, long distance, fixed to mobile and international calling, a full set of operator services, directory services and public telephones. Our value-added services include voicemail, a variety of special calling features such as call waiting, call forwarding and caller ID. New services include a variety of bundled voice and Internet packages. Outside our historical concession areas, we provide a full range of basic and value added voice services to Mass Market customers. We have been offering Carrier Pre-Selection based voice services since early 2002, after Hungary’s telecommunications market was liberalized. We also have some Carrier Selection customers but have focused mainly on Carrier Pre-Selection outside our historical concession areas, as we believe that Carrier Pre-Selection ensures a higher quality and sustainability of revenues than Carrier Selection. These services enable customers who have fixed line voice access provided by other operators (primarily T-Com) to use our voice services. Carrier Pre-Selection and Carrier Selection packages include call charges only, since the monthly access fees are paid to the incumbent provider. The recent acquisition of Tele2 Hungary has added significantly to our Mass Market voice customer base outside our historical concession areas.

Mass Market Internet

We generate Mass Market Internet revenue inside our historical concession areas by providing DSL broadband access and Internet services on our own network. Outside our historical concession areas, we provide this service mainly by purchasing DSL services on a wholesale basis from the incumbent operator and acting as a third party Internet Service Provider. Outside our historical concession areas, we have also recently begun offering higher speed Internet access services using Local Loop Unbundling, in which case we rent the basic copper telephone line from the incumbent operator.

We provide this service on a flat fee basis at three different standard bandwidths (1 Mbps, 4 Mbps and 8 Mbps) inside and outside our historical concession areas.

In our historical concession areas we offer DSL through our own network. Substantially all of our network is already capable of providing DSL services. We expect revenue from DSL services to grow as the result of a number of factors, including:

•	a gradual increase in personal computer penetration and demand for Internet access in Hungary;

•	DSL continuing to maintain its higher market share than that of cable-based Internet Services;

•	continuous DSL development in new residential housing and other areas; and

•	focused marketing campaigns which have previously proved successful.

Although we still have some dial-up access Internet customers, we have ceased to actively market dial-up access services. The number of our dial-up access Internet customers has declined sharply since the beginning of 2005 and we expect that this product will continue to be used by only a small number of customers in the future.

Business

We offer fixed line voice, data and Internet services to SME businesses, larger corporations and governmental and other institutional customers nationwide. Our Business customers are defined as enterprises with over 5 employees. Inside our historical concession areas, we provide these services directly through our incumbent network. Outside our historical concession areas, we can provide Business customers throughout Hungary with direct access to our voice, data and Internet services by directly connecting them to our national backbone network by using our own point-to-point and point-to-multipoint microwave network or metropolitan fiber, or through leased lines, and, more recently also by using unbundled local loops.

Our nationwide voice services include a full range of basic and value added voice services, including operator services, call waiting, call forwarding and toll-free numbers through analog PSTN, ISDN2, and ISDN30 connections.

Our nationwide Business data services include managed leased line services, IP-VPN services, and national frame relay asynchronous transfer mode (“ATM”) services. Our managed leased line service consists of analog and digital point-to-point leased lines which businesses and institutions can use to establish direct digital connections between each other on a closed network, enabling the exchange of audio, data and multimedia files. We provide nationwide IP-VPN services from 64 kbps to 1 Gbps. Our IP-VPN network uses MPLS technology that allows unified, flexible, secure and value added voice, data and Internet services. Our national frame relay service enables high-speed switched digital data communication and can transport voice and data at the same time.

Our nationwide Business Internet services consist primarily of Internet access and server-hosting services. Our Internet access services are provided through leased lines and DSL services nationwide. Business DSL services are available in four standard bandwidths (1Mbps, 4 Mbps, 8Mbps and 18 Mbps). We also offer Business customers the “IP Sec” feature, which allows Business customers to work from home via secure broadband Internet access.

We offer these services individually or on a “bundled” basis to Business customers nationwide, including voice and Internet packages for smaller enterprises and voice, data and Internet packages for larger businesses. We have introduced business loyalty programs under which we offer discounts on either the full portfolio or certain designated services, according to individual user profiles. We believe that these loyalty programs increase usage, decrease churn, and enable us to capture a higher proportion of our Business customers’ expenditure on telecommunications services.

Outside our historical concession areas, we also provide lower-volume Business customers with voice services using Carrier Pre-Selection and DSL Internet services by purchasing wholesale DSL services from the incumbent local telephone operator.

Wholesale

We provide voice, data and bandwidth capacity services on a wholesale basis to other operators and service providers. These services generate revenue in the form of rental payments for high bandwidth leased line services and traffic-based charges for voice transit services to and from other Hungarian and international telecommunication service providers. Capacity services generate revenue based on the bandwidth of the service and the distance between the endpoints of the customers. Internationally, we transport voice, data and Internet traffic into, and out of, Hungary and within the Central and Eastern European region. We have interconnection agreements with carriers to transport voice, data and Internet traffic worldwide.

Our Wholesale business consists of four product lines: providing managed bandwidth services; providing dark fiber; providing IP capacity; and providing wholesale voice services.

We provide managed bandwidth services with speeds up to 10 Gbps for United States and Western European telecommunications companies. This means that we provide and manage entirely, for their corporate clients, the leased line connections between endpoints of a network at a guaranteed bandwidth. This allows us to fully manage the data traffic of their customers between these endpoints. These endpoints can be corporate premises or regional telecommunications hubs. We also provide lateral support services such as co-location and managed router services.

Providing dark fiber entails renting fiber optic cables to cable television operators, mobile operators and government institutions allowing them to manage their own networks. We provide co-location facilities in addition to repair and maintenance services to these customers.

Providing IP capacity entails providing connectivity to the Internet at a guaranteed maximum bandwidth to Internet Service Providers and cable television operators providing Internet service. Our service is fully protected and routed on two independent routes back to Tier 1 providers’ points-of-presence in Frankfurt.

Our wholesale voice services involve routing voice calls to worldwide destinations. We have over 120 international connections to incumbent telecommunications services providers, alternative fixed line telecommunications services providers, mobile operators and cable television operators, enabling us to route their calls globally. While this service is somewhat of a commodity business, we focus on new operators in developing countries. This enables us to establish relationships with these clients which often leads to our providing more profitable data services.

PRICING AND TARIFFS

Mass Market In Concession Fees

We charge our Mass Market Voice customers a monthly subscription fee and measured service fees for local, mobile, long distance and international calls. With respect to our Mass Market Internet customers, we generally charge a fixed monthly fee.

Competition in the Mass Market Voice market in our historical concession areas from mobile operators, fixed line operators and, more recently, cable television companies has driven down the pricing of our Mass Market Voice service packages. In response, we were the first fixed line operator in Hungary to introduce voice packages that provided customers with the flexibility to choose between different price options. For example, our customers can choose between packages with a higher monthly subscription fee bundled with cheaper off-peak calls or minutes included in the monthly subscription fee or more favorable tariffs in preferred call directions. In order to ensure that our service offerings remain highly competitive, we introduce new packages for all markets on a regular basis. The overall effect has been to increase the proportion of revenue derived from the monthly subscription fees, as opposed to revenue from individual call charges.

In addition to developing new pricing structures, we have initiated a bundling strategy. Our bundled offerings include extra voice minutes and Internet access and/or usage in voice package monthly fees. These packages can range from offers including dial-up minutes for beginners or low-end Internet users to high-end packages with unlimited DSL access. Our sales strategies emphasize our new commercial packages with higher monthly fees but with local and off-peak calls included in the base monthly subscription fee or with low call charges in all directions. We often run retention programs with DSL access to keep our customers from switching to cable operators. We also target residences without any service by offering bundled voice and Internet packages. We believe that we currently achieve approximately 75% of new line subscription through bundled voice/DSL offerings.

Mass Market Out-of-Concession Fees

Outside our historical concession areas, we offer Carrier Pre-Selection based voice services. While we have Carrier Selection customers (principally from the Tele2 Hungary acquisition), we are not actively marketing that service but instead are trying to convert those higher value Carrier Selection customers to Carrier Pre-Selection based services. For such services, we bill on the basis of usage (i.e. minutes), since the monthly subscription fees are paid by the customer to the incumbent provider to whose access network the customer is directly connected. Our pricing packages outside of our historical concession areas tend to be simpler, not differentiating so much between types of calls. Our Mass Market Voice customers outside of our historical concession areas tend to be more sensitive to price.

With respect to the Mass Market Internet market outside of our historical concession areas, we charge a fixed monthly fee with no usage fee. We face strong competition in the Mass Market Internet market outside our historical concession areas, and accordingly, re-evaluate the pricing of our services on a regular basis, creating customized packages in order to differentiate us from our competitors.

Business Fees

In the Business market, we price voice, Internet and data services individually or on a bundled basis. Business voice tariffs have decreased significantly since the beginning of 2004 as a result of increased competition from both fixed and mobile operators. In our historical concession areas, we have introduced retention offers providing competitive call charges to attract longer term customer commitment.

Outside our historical concession areas, we offer packages with volume based tariffs providing lower per-minute rates for higher levels of traffic.

Wholesale Fees

For managed bandwidth services, we charge our customers a fixed monthly fee for a guaranteed maximum bandwidth along with a service agreement.

When we provide dark fiber, we generally charge a monthly fee on a per kilometer basis. Customers often require us to extend our backbone network directly to their premises or to another city or, in the case of mobile operators, to one of their central switching locations. We generally charge our customers a one-time fee for extending our network to meet customer requirements.

For IP capacity services, we generally charge a monthly fee based on a guaranteed maximum bandwidth along with a service agreement. Customers can also pay for a committed amount of bandwidth and pay for more bandwidth, if available, as needed.

For wholesale voice services, we generally charge our customers a variable amount based on the length of the call, the time of day and the destination. In certain cases, we enter into bi-lateral agreements with other parties, pursuant to which we agree to send and receive a specified amount of voice traffic to each other. This reduces the variability in the wholesale voice business overall, but the percentage of business that may be traded on this basis is limited because the traffic flows can not be predicted with certainty.

INTERCONNECTION FEES

A small portion of our revenue and a substantial portion of our cost of sales are derived from interconnection fees. Interconnection fees were introduced to ensure widespread provision and interoperability of telecommunications services. Operators of public telecommunications networks have a right and, when requested by other operators, an obligation to interconnect their networks to each other. Customers can choose any telecommunications services provider and still be able to call customers of other service providers. The telecommunications services provider that provides the initial connection and the telecommunications services provider that terminates the call, as well as any telecommunications services provider that transports the traffic between the two, share in the revenue collected from the call. Interconnection charges, like retail voice tariffs, are often dependent on the time of day that the call is placed, the length of the call and the distance covered. The settlements are done through wholesale arrangements and the fees are largely regulated.

We receive per minute call termination fees for completing calls, which are passed to us from other telecom operators (fixed line, mobile, cable operators, whether within or outside Hungary), to our customers who are directly connected to our network. This applies to any of our customers, whether within, or outside, our historical concession areas. In our historical concession areas, our customer would be directly connected to our network. Outside our historical concession areas, the customer would be directly connected to our network through either a point-to-point or point-to-multipoint wireless connection, metropolitan fiber, a leased line or Local Loop Unbundling.

We pay per minute call termination fees to other telecom operators for completing calls originating from our customers (including any of our directly connected voice customers, our customers using Carrier Pre-Selection and Carrier Selection services outside our historical concession areas and our wholesale carrier customers) to customers which are directly connected to the network of other telecom operators (fixed line, mobile or cable operators, whether within or outside Hungary).

We receive per-minute call origination fees when any customer which is directly connected to our network elects to use a competing fixed line telecommunications services provider to make outgoing calls through the use of either Carrier Pre-Selection or Carrier Selection (in these cases we still collect a monthly subscription fee from the customer for the use of our fixed line connection).

We pay per minute call origination fees when a customer which is directly connected to another Hungarian fixed operator’s network, elects to use our service to make outgoing calls through the use of either Carrier Pre-Selection or Carrier Selection (in these cases, the operator to whose network the customer is directly connected still collects a monthly subscription fee from the customer, for the use of the fixed connection). See “-The Hungarian Regulatory Environment.”

LOCAL LOOP UNBUNDLING FEES

When we connect a customer to our network through a Local Loop Unbundling arrangement, we rent the telephone line from the incumbent local operator for a monthly fee. We then collect from our customer a monthly subscription fee and a traffic fee for service or a bundled fee. The incumbent operator loses the billing relationship with the customer. Conversely, when a competitor comes into one of our historical concession areas and connects a subscriber to their network through a Local Loop Unbundling arrangement with us, we receive a monthly fee for allowing the competitor to use the telephone line that we own. See “-The Hungarian Regulatory Environment.”

OUR CUSTOMERS

As of December 31, 2007, we had approximately 405,000 telephone lines connected to our networks within our 14 historical concession areas serving Mass Market customers and we had approximately 754,000 Mass Market Voice customers outside our historical concession areas primarily using either Carrier Pre-Selection (“CPS”) or Carrier Selection (“CS”) based voice services with a limited number of customers connecting through Local Loop Unbundling (“LLU”).

As of December 31, 2007, we had approximately 122,000 Mass Market broadband DSL customers, of which approximately 97,000 were connected directly to our networks within our historical concession areas and 25,000 were outside our historical concession areas and serviced principally by our purchasing wholesale DSL services from the incumbent local telephone operator (primarily T-Com).

As of December 31, 2007, in the Business market we had approximately 47,000 voice telephone lines within our historical concessions areas and approximately 71,000 voice telephone lines outside our historical concession areas (including approximately 13,000 serviced through CPS and a limited number of customers connected through LLU). As of December 31, 2007, we had approximately 16,000 DSL connections and approximately 12,000 leased lines.

In the Wholesale market, we had over 300 customers as of December 31, 2007, which customers include telecommunication services providers from Western Europe and the United States, incumbent telecommunications services providers, alternative fixed line telecommunications services providers, mobile operators, cable television operators, Internet Service Providers, and governments.

SALES AND DISTRIBUTION CHANNELS

Mass Market

In our historical concession areas, our Mass Market Voice and Mass Market Internet sales channels include walk-in shops, point-of-sale reseller and partner shops, independent third-party sales agents, our own telesales operations and our Internet web site. We have 17 walk-in shops that we manage in our historical concession areas. Our services are sold to Mass Market customers outside our historical concession areas through a non-exclusive network of agents and point-of-sale reseller and partner shops and our own and outsourced third-party telesales operations.

Business

Our direct sales force of new Business sales managers and corporate account managers is our primary Business sales channel. Corporate account managers are responsible for managing the relationship with and developing business with our larger corporate customers. Our new Business sales managers are responsible for driving new business acquisition in the SME market. This group also works with a specialized telesales group for contract renewals and for appointment setting, and for sales to lower-end SME customers.

We also use agents and resellers as indirect distribution channels, which allows us to expand the geographical range of our Business sales and improve our coverage of the small and medium size enterprise market. In the case of contracts originated by our resellers and strategic partners, we become the contracting party and the exclusive owner of the customer in respect of the telecommunication services.

Wholesale

Our Wholesale sales efforts are split into separate international and domestic channels. Internationally, our business development and sales staff focuses on selling managed bandwidth services, IP capacity services and wholesale voice services directly to incumbent fixed line telecommunications services providers, alternative fixed line telecommunications services providers mobile operators, cable operators and Internet Service Providers in the Central and Eastern European region. Our sales staff is also focused on securing competitive and technically sound managed bandwidth solutions for Western European and U.S. telecommunications companies so that we can serve as a one-stop sub-provider in meeting their corporate customers’ regional needs.

Domestically, we have a dedicated business development and sales staff that focuses primarily on marketing our IP capacity and dark fiber services throughout Hungary to mobile operators, cable operators and Internet Service Providers. We also market our regulated wholesale services in our historical concession areas to other Hungarian fixed line operators such as T-Com and GTS-Datanet, as well as to alternative operators.

Our business development and sales staff is continuously focusing on keeping the customer base and is also proactively seeking new service providers.

OUR NETWORK

Overview

Our telecommunications network is comprised of our original network in the Hungarotel historical concession areas, the national and international backbone network and access networks that we added when we acquired PanTel in 2005 and the network acquired with the Invitel Acquisition in 2007, which network consisted of the network covering the Invitel historical concession areas as well as a national backbone network and access networks covering many of Hungary’s urban centers. Today, our telecommunications network consists of a national backbone network and access networks throughout Hungary as well as an international backbone network in the Central and Eastern European region.

Within our 14 historical concession areas, our network covers approximately 2.1 million people, or approximately 21% of Hungary’s population. Our network allows us to offer DSL services to substantially all of the population in our historical concession areas and fully integrated voice, data and Internet services to all of our Business customers in our historical concession areas. Outside of our historical concession areas, we have points of presence in Budapest and more than 40 other major urban centers.

Our Network

Backbone Network

Our national fiber network comprises approximately 10,000 route km of fiber (8,500 route km in the backbone and 1,500 route km of access network) and our international backbone network comprises approximately 6,000 route km of fiber. Our network carries traffic between the major cities of Hungary, provides connectivity to and within our historical concession areas, connects major urban business centers outside our historical concession areas and provides international connectivity. Our national backbone network consists of fiber rings that are on a par with Western European digital network standards and has been designed for an open architecture using SDH (Synchronous Digital Hierarchy) and DWDM (Digital Wavelength Division Multiplexing) technologies.

Access Networks Inside Our Historical Concession Areas

Within our historical concession areas, we have versatile modern telecommunications networks. The networks are designed to offer voice and broadband (DSL) services to substantially all of our customers as well as data services to our Business customers. The network is based on a combination of copper lines, wireless technologies (WiFi and DECT) and fiber optic cable for some major customers. The combination of conventional fiber and wireless local loop technology gives us flexibility with respect to the development of our network and the opportunity to target strategic capital expenditures.

Access Networks Outside Our Historical Concession Areas

Point-to-Multipoint (PMP) Networks. We have developed the largest point-to-multipoint (PMP) radio system in Hungary in the licensed 3.5 GHz frequency band. By covering Budapest, 20 other major urban centers and two other smaller cities outside our historical concession areas, we have gained a competitive advantage by creating an alternative access network independent of T-Com’s local loops. These networks enable us to deliver a full complement of managed voice, data and Internet services to our Business customers.

Point-to-Point (PP) Networks. We use Point-to-Point microwave radio to provide high bandwidth connection to corporate clients and to a lesser extent as backhaul transmission to interconnect PMP sites to our network. The majority of our PP sites have been deployed in Budapest. We have installed more than 1,300 PP links to date for connection to corporate clients and approximately 150 links to provide connections between PMP and PP sites.

Metropolitan Areas Networks (MANs). In addition to the PMP and PP networks, we operate approximately 1,500 route km of MANs in Budapest and eight of the urban centers outside our historical concessions areas. Our MANs provide a direct link between our backbone network and radio (PP and PMP) base stations. This allows the city rings to be fully integrated in a seamless manner with our overall network. Each MAN is built with fiber cable technology which is essentially the same as that used for our backbone network. Our Budapest MAN consists of more than 1,000 route km and passes through areas of the capital with significant business potential.

The networks which we operate outside our historical concession areas also include network lines which we lease from other telecommunications operators and beginning in 2006 unbundled local loops (Local Loop Unbundling). This enables us to reach a wider geographical area beyond the coverage of our PMP and PP networks and MANs over which we have control. Local Loop Unbundling also provides us with a lower cost option for directly connecting smaller business customers.

Switched Voice Network

We have deployed a fully digital switching network hierarchy. A total of 19 Exchanges have been deployed in a hierarchical network. Local Exchanges handle the interconnection of customer lines and the switching of local traffic. Traffic for other areas is handed to the Primary Exchanges. Secondary Exchanges provide the transit functionality for switching traffic between different regions. Secondary Exchanges also handle interconnection of Business voice from outside our historical concession areas. The International Gateway Exchange is the point of interconnection for all international, national and mobile traffic in our network.

Data and Leased Line Network

Multi-service network. We have deployed an extensive multi-service network to provide advanced IP based services to corporate, SME and ISP clients. The range of services includes IP based VPN, virtual dial-up networks, VoIP, Internet access, VLAN and Extranet services. This enables us to provide tailored services to meet the customers’ needs. This multi-service network has been deployed throughout Budapest, our historical concession areas and 16 major cities in Hungary. The main nodes are interconnected by a 10 Gigabit Ethernet network which also extends nationally to the main centers in our historical concession areas. The smaller nodes are connected in a star or mesh configuration.

Managed leased line network. The managed leased line network provides “last mile” access to leased line customers. The extensive network provides multiple Points of Presence (POPs) for MLL services. It also provides cross-connect capabilities to enable leased line networks to be remotely reconfigured. Leased Line services are provided through fiber, PP and PMP networks in more than 40 cities outside our historical concession areas.

Both the multi-service and the leased line networks are well designed and offer capacity and flexibility for the positioning of advanced data and leased line services.

The Memorex Network

We expect to complete the Memorex Acquisition by the end of the first quarter 2008. Memorex operates over 12,500 route km of fiber optic cable in the region which enables it to provide high quality wholesale services to large international carriers. Memorex has invested approximately €54 million (approximately $81.5 million at current exchange rates) in its network over the last two years. The Memorex Acquisition will further develop our position in the Wholesale market in the region. Following the acquisition of Memorex, we will be the leading provider of wholesale data and capacity services in the Central and Eastern European market.

Interconnection Agreements with Other Operators

We have interconnection agreements with each of the major Hungarian fixed line, mobile and alternative operators, including, among others, T-Com, Monortel, T-Mobile, Pannon GSM, Vodafone and GTS-Datanet. The objective of these interconnection agreements is to enable the parties to access each other’s networks and terminate traffic originated in the other party’s network, which enables the two operators’ customers to connect with each other. These interconnection agreements are typically for indefinite terms and are based on, or incorporate the terms of, our RIOs. If the other interconnection party is considered to have SMP, then typically the terms of the other party’s RIO are also incorporated. See “-The Hungarian Regulatory Environment.”

We also have interconnection agreements with foreign telecommunications network operators, including, among others, Belgacom, British Telecom, Cesky Telecom, Telekom Austria, Romania Data Systems and T-Systems (Germany). These interconnection agreements relate to interconnection and the provision of reciprocal international carrier services. These agreements are typically for indefinite terms. Under these agreements, we sell wholesale capacity (transit services) and purchase transit and termination services.

Network Access Agreements with Internet Service Providers (ISPs)

We partner with various ISPs under network management agreements to provide Mass Market Internet and Business Internet services nationally. These agreements provide for Internet access through our networks via DSL and dial-up access technologies. See “-The Hungarian Regulatory Environment.”

We have been a DSL services provider in our historical concession areas since 2001. We offer DSL services in our historical concession areas on a wholesale basis, mainly to T-Online (T-Com’s Internet Service Provider) and Enternet.

Outside our historical concession areas, we have network access agreements with T-Com and Monortel for DSL services and dial-up access.

Additionally, in the Wholesale market, we act as a nationwide Internet Service Provider and purchase international peering services primarily through Tier 1 carriers such as Telia and Verizon.

Network Management

We monitor our voice network with continuously running systems, which has enabled us to improve our quality of service to an average fault rate per month which was below 0.0075% in 2007, which we believe is comparable to European benchmark operators and is significantly better than the threshold imposed by the Hungarian regulatory authorities. We are able to monitor and manage our ISDN 30 and Business data and Internet service, on our network. Monitoring provides us with the proactive management ability of network/service failures, allowing us to provide a high, guaranteed level of service availability, which is particularly important to and valued by our Business customers.

We also constantly monitor our IP network using a new network management system that runs on a Hewlett Packard (“HP”) platform using HP Openview. This HP platform provides integrated management of our operation and maintenance processes by our centralized network management staff and significantly reduces our network operating costs. These network monitoring systems, which also have back-up facilities, are located at our Service Management Center near our corporate headquarters in Budaörs near Budapest and can be accessed from other locations on our network.

In addition, we have a trouble ticketing system, which contains data on customer service level agreements. This ensures that we apply the appropriate priority and escalation levels to logged calls.

BILLING AND CUSTOMER CARE SOFTWARE SYSTEMS

We currently operate on a single monthly billing period. At the end of each billing period, the external systems provide metered data to the billing systems and an update is prepared for the general ledger. The majority of billing files are sent to a third party for printing and distribution. The vast majority of our customers pay their bills through the Hungarian Post Office’s third party payment system. Under this system, customers fill out a payment order and pay the amount due to the Hungarian Post Office, which in turn transfers all amounts paid by our customers promptly to our account. The Hungarian Post Office’s third party payment system has traditionally been the main means of bill payment for service providers in Hungary generally. A minority of our customers pay their bills through direct debit and bank transfers.

We currently operate four different billing systems:

•	CosmOSS, a post-paid billing system that provides billing services to Mass Market and Business customers. CosmOSS bills for both voice and data services. CosmOSS is operated by Euromacc Kft.

•

Telemax, a post-paid billing system that provides billing services to Mass Market and Business customers. Telemax bills for both voice and data services. The Telemax billing system is also used to bill for indirect Long Distance Voice Services. Telemax is operated by Hewlett Packard.

•	Infranet, a post-paid billing system that provides data billing services.

•	FusionR, a post-paid billing system that provides billing services for certain important Business customers, Wholesale services and Carrier Pre-Selection and Carrier Selection services.

We also operate four different customer care systems:

•

Contract Management (CM) is an order management application that provides a consolidated platform for the entire Business customer market. It also supports the entire sales cycle from prospect to contract.

•	Network Management Tool (NMT) is an order management system serving Mass Market customers with voice services and automatic provisioning support for Mass Market and Business customers.

•	Internet Administrator (IA) is an order management application serving Mass Market customers with Internet and bundled (Voice and IP) services with automatic provisioning support.

•	VITRIN is a workflow application providing provisioning workflow support for Business data services.

Although we believe that our billing and customer care systems are adequate to currently meet the functional requirement of invoicing our customer base, we are implementing a new consolidated billing system to replace three of the separate systems which we are currently operating. Following the Invitel Acquisition, we identified FusionR as the target consolidation platform as it is the best system currently being used by us. FusionR is an off-the-shelf solution developed by the Hungarian based company R&R Software. We believe that once implemented, FusionR will provide us with more efficient, accurate and up-to-date information on the usage habits and billing status of our customers, thus allowing us to better evaluate new tariffs and packages on a timely basis, develop tailored products to better target specific markets, improve customer service and otherwise understand and respond to our customers’ needs more efficiently. We currently believe that all of our customers will be transferred to the FusionR system by the second quarter of 2009. Once we have completed our billing consolidation program, we plan to review and rationalize our customer care application suite.

EMPLOYEES

As of the end of 2007, we had approximately 1,412 employees, of which approximately 1,300 were located within Hungary. A breakdown by job function is set forth in the table below. We consider our relations with our employees to be satisfactory.

Function	Number of Employees
Marketing	58
Sales	348
Operations	804
Finance	134
Human Resources and Legal	38
General Management and Administration	30

Total	1,412

Item 1A. Risk Factors.

In addition to the other information contained in this Report, the following risk factors should be considered carefully in evaluating our business. The risks and uncertainties that are described below are not the only ones that we face. Additional risks and uncertainties of which we are not aware or that we currently believe are immaterial may also adversely affect our business, financial condition or results of operations. If any of the possible events described below occur, our business, financial condition or results of operations could be materially and adversely affected.

This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below and elsewhere in this Report.

Risks Relating to Our Business

Our revenue and cash flow will be adversely affected if the Hungarian fixed line market declines and our Mass Market Voice business declines at a higher rate than we expect.

Our business strategy depends, in part, on our ability to manage our Mass Market Voice operations, in terms of both our revenue and our market share. The Mass Market Voice market in Hungary continued to decline in 2007, in terms of both the number of lines and total voice traffic. However, the rate of decline of the Mass Market Voice market has slowed in Hungary in 2007. We experienced a decline in the number of Mass Market Voice lines in our historical concession areas from approximately 474,000 lines and 424,000 lines as at December 31, 2005 and 2006, respectively, to 405,000 lines as at December 31, 2007.

We believe that the decline in the number of our fixed lines and in the Hungarian fixed line market in general have been caused primarily by competition from mobile operators and, to a lesser extent, cable operators. Although fixed-to-mobile churn has decreased due to the very high mobile penetration in Hungary of over 100% by the end of 2007, continued fixed-to-mobile substitution is likely to continue to have a negative impact on the fixed line market. We are also facing, and will likely continue to face, additional competition in our historical concession areas from T-Com, the largest incumbent fixed line operator, and from cable operators (most significantly UPC Kabelcom and T-Kabel, a cable operator affiliated with T-Com) offering voice services in “triple play” (combined cable television, Internet and voice) service packages, which could further affect our operations. We do not provide mobile services or cable television services to the residential market. However, we have grown our DSL activities faster than the market in 2006 and 2007. We believe that the growth of our DSL customer base both inside and outside our historical concession areas could help increase line retention and stimulate fixed line ARPU growth, and thereby help mitigate the decline in our Mass Market Voice business. Nonetheless, a decline in our Mass Market Voice business at a rate greater than we anticipate, through a decrease in the number of lines and/or traffic could have a material adverse effect on our business, operating results and financial condition.

Our failure to increase revenue in the Mass Market Internet market may adversely affect our business, results of operations and financial condition.

Our strategy includes increasing our market penetration in a growing Mass Market Internet market. The Hungarian government has been promoting Internet usage throughout Hungary with the goal of making Hungary the logical regional hub for Central and Eastern Europe based on a knowledge-based economy, innovation and high-tech industries. We are planning on increasing our revenue from Internet services to offset our decreased revenue from our Mass Market Voice services. If Hungary’s Internet usage does not grow as expected, or if our competitors are more successful at obtaining new customers or the competition decreases prices more than we expect, we may not be able to increase our revenue in the

Mass Market Internet market as planned, which could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to increased competition due to the liberalization of the telecommunications sector and other market factors.

Competition in the Hungarian telecommunications sector has increased since 2001 as a result of market liberalization measures introduced by the 2001 Communications Act and more recently the 2004 Communications Act. The 2004 Communications Act promotes competition in fixed line and mobile telecommunications services through, among other things, the transposition of relevant E.U. directives and regulations and the imposition of universal service obligations, cost accounting, price controls, carrier pre-selection, carrier selection, local loop unbundling and number portability. The 2004 Communications Act also grants powers to the regulatory authority to impose obligations on market participants to remedy competitive deficiencies. As a result, we have faced, and could continue to face, increasing competition.

Our competitors include mobile and fixed line telecommunications services providers in both the Mass Market and Business markets and cable operators (offering “triple play” packages comprised of television, Internet and voice services) specifically in the Mass Market market. The scope of competition and its effect on our business, operating results and financial condition will depend on a variety of factors that we currently cannot assess with precision and that are for the most part outside of our control. Such factors include, in addition to the new regulatory measures described above, the business strategies and capabilities of potential competitors, prevailing market conditions and the effect of E.U. regulation on the Hungarian telecommunications market (where fixed line penetration is significantly lower than in Western Europe), as well as the effectiveness of our efforts to address increased competition.

Competition in any or all of our services has led to, and may continue to lead to:

•	price erosion;

•	loss of market share;

•	loss of existing customers and greater difficulty in obtaining new customers;

•	the need for more rapid deployment of new technologies as existing technologies are becoming obsolescent at a more rapid pace; and

•	other developments that could have a material adverse effect on our financial condition and results of operations.

Increased competition has led to, and may continue to lead to, increased customer churn. Customer churn is a measure of customers who stop purchasing our services, as manifested by the loss of either voice traffic (as measured in minutes) or lines, leading to reduced revenue. Fixed-to-mobile substitution has increased customer churn in both the Mass Market and Business markets in the past, although we believe that the rate of fixed-to-mobile substitution has decreased since the beginning of 2005 as a result of Hungary’s very high mobile penetration rate, which reached over 100% by the end of 2007. Further, we continue to face increasing competition from cable operators. Although we try to control customer churn by improving our customer service, introducing new customized service offerings, utilizing effective advertising and through other means, if we are unsuccessful in any of these initiatives, our customer churn could further increase and our business could be materially adversely affected.

We may not realize anticipated cost synergies, benefit from anticipated business opportunities or experience anticipated growth from the Invitel Acquisition.

We expect that the Invitel Acquisition will result in various cost synergies, enhanced business opportunities and growth. While we have realized some of the benefits to date from the Invitel Acquisition, additional challenges and opportunities remain. Our ability to realize these synergies, benefit from these opportunities and grow our business is dependent on business conditions in future periods that we cannot predict or measure with certainty. We cannot assure you that we will achieve the expected levels of cost synergies, or benefits from anticipated business opportunities or growth levels. Our assumptions underlying estimates of expected cost savings and anticipated synergies may be inaccurate, and future business conditions and events may reduce or eliminate our ability to realize them. In addition, our growth and operating strategies for the combined businesses may not be successful or the costs of integration may be higher than expected. The inability to realize anticipated synergies, benefit from business opportunities or experience growth from the Invitel Acquisition may materially adversely affect our business, financial condition, results of operations and cash flows and impair our ability to make payments on our debt.

The Invitel Acquisition may expose us to certain additional risks, including:

•	difficulties arising from operating a significantly larger and more complex organization and the process of combining our operations with Invitel’s operations;

•	difficulties in the assimilation of our assets and operations with the assets and operations of Invitel;

•	the loss of customers;

•	the diversion of management’s attention from day-to-day business concerns;

•	the failure to realize expected profitability or growth;

•	difficulties arising from coordinating and consolidating corporate and administrative functions, including integration of internal controls and procedures and billing systems;

•	unforeseen legal, regulatory, contractual, labor or other issues; and

•	difficulties or customer loss due to the consolidation of our brands;

Finally, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits from the Invitel Acquisition.

We may seek to grow our business through additional acquisitions, which could entail a number of risks.

We may seek to grow the Company and businesses by making further acquisitions of, or entering into partnerships and joint ventures with, other fixed line carriers, mobile operators, Internet operators and cable television operators in order to maintain our competitive position. Any current or future acquisition, partnership or joint venture may require that we make significant cash investment, issue stock or incur substantial debt. In addition, acquisitions, partnerships or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses. Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including, problems with effective integration of operations, inability to maintain key pre-acquisition business relationships, increased operating costs, exposure to unanticipated liabilities, and difficulties in realizing projected efficiencies, synergies and cost savings.

The results of our operations and our financial condition could be affected by economic and political developments in Hungary and internationally.

Our business is affected by general economic conditions in Hungary and internationally. There are many factors that influence global and regional economies which are outside of our control. A cautious or negative business outlook may cause our Business customers to delay or cancel investment in information technology and telecommunications systems and services, which may adversely and directly affect our revenue and, in turn, slow the development of new services that could become future revenue sources for us. A deterioration of the global and regional economies could have a material adverse effect on our business, operating results and financial condition.

Budget deficits as a percentage of GDP have remained relatively high for Hungary over the last several years. The Updated Convergence Program, a government plan consisting of austerity measures to redress the Hungarian economy and which was endorsed by the European Commission in September 2006, contemplates a reduction in the general government budget deficit. The E.U. extended the deadline to 2009 for Hungary to bring its budget deficit down from 10.1% of its GDP to the 3% threshold allowed within the E.U.

In an effort to halt growth of the budget deficit and generate additional government revenue, the Hungarian Parliament adopted certain austerity measures in June 2006. Certain tax law amendments have already taken effect as of September 2006 and further tax increases were introduced as of January 1, 2007. Such measures affect the vast majority of taxpayers in Hungary, including individuals and corporate entities. The austerity measures are likely to reduce the purchasing power of individuals in Hungary, which may result in a reduction in demand for our services.

Economic and political developments in other Central and Eastern European countries may also impact our business. For example, Bulgaria and Romania joined the E.U. on January 1, 2007. Turkey, has applied for E.U. membership but is still being considered. Over the past two decades, the Turkish economy has undergone a transformation from a highly protected and regulated system to a free market system. The Turkish economy has experienced severe macroeconomic imbalances, including substantial budget deficits, significant balance of payment deficits, high rates of inflation and high real rates of interest (which are nominal interest rates less inflation).

We may not be successful in maintaining Invitel Technocom’s agreements with MOL.

MOL, a Hungarian oil company, currently outsources a significant portion of its telecommunication services and network communications requirements to our subsidiary, Invitel Technocom, pursuant to a series of agreements (the “MOL Agreements”). The MOL Agreements have been a significant source of revenue for us. The MOL Agreements have expiration dates ranging from September 2008 through March

2009. The MOL Agreements automatically renew for an additional year unless MOL or Invitel Technocom terminates the MOL Agreements through written notice three months prior to the agreement’s applicable expiration date. Should MOL terminate the MOL Agreements, or re-new them on terms which are less favorable to us, our business and results of operations could be negatively affected.

The loss of key senior management could negatively affect our business.

Our performance and continued success depends, in part, on our senior management. In particular, we depend in large part on the knowledge, expertise, reputation and services of our Chief Executive Officer Martin Lea and our Chief Financial Officer Robert Bowker. The familiarity of these individuals with our Company and our business, their experience in management and with financial matters, and their combined experience in the telecommunications market generally make them important to our continued success. The loss of any of these members of our senior management could have a material adverse effect on our business.

We may need to introduce new products in order to remain competitive.

Cable operators, mobile operators and other alternative telecommunications services providers have gained market share at the expense of traditional fixed line operators such as us. In particular, cable operators are able to offer television, Internet and voice services in single bundled packages at a lower overall cost to the consumer, enabling them to price and market the voice portion of their product offering aggressively. In addition, mobile telecommunications services providers have been offering their services at increasingly competitive rates, leading many customers to replace their fixed line services altogether with mobile services. As a result, we may introduce new services outside our traditional product reach, including IPTV (Internet Protocol Television) and mobile services, in order to remain competitive.

The introduction of new services would most likely require additional capital expenditure, which could in turn increase our need for further third-party financing or reduce our cash flow available for other purposes (including the servicing of existing debt). This could have a negative impact on our ability to service existing debt and could have a material adverse effect on our business, operating results and financial condition.

We currently use multiple billing systems. If we do not successfully implement a new single, unified billing and customer administration system in a timely manner, our customer service and ability to retain customers may suffer and our operating costs may increase.

We currently operate four separate billing systems and plan to consolidate to one system, comprising a single integrated billing platform together with a unified customer, contract and service database. However, there is a risk that billing errors and other customer service problems will occur during the implementation of a unified billing system, potentially resulting in increased customer churn. In addition, we cannot be certain that the implementation of a unified billing system company-wide will be successful or introduced in a timely manner, and this may increase the level of capital expenditures required. If we do not successfully implement a unified billing system company-wide, our customer service and ability to retain customers may suffer and our operating costs may increase.

We may be unable to adapt to technological changes and obsolescence in the telecommunications market.

The telecommunications industry is characterized by rapidly changing technology, related changes in customer demands and the need for new services at competitive prices. Technological developments are also shortening life cycles of both services and the business infrastructure on which those services are based, and are facilitating convergence of different segments of the increasingly global information industry. In addition, competition based on alternative technologies, such as cable television networks or voice-over IP, wireless based technologies or radio-based alternative networks in our voice markets, could provide a lower cost solution or render our services obsolete or cost-inefficient in our markets.

Our future success will be impacted by our ability to anticipate, invest in and implement new technologies in order to provide services at competitive prices. Technological advances may also affect our operating results and financial condition by shortening the useful life of some of our assets or by requiring us to make additional unanticipated capital expenditures, particularly in connection with our network. If we need to respond to actions by our competitors or unanticipated changes in our markets or market conditions, we may be required to make investments in our business and other expenditures which would reduce our cash flow available for other purposes, including servicing our debt.

Network or system failures could result in reduced user traffic and revenue, or require unanticipated capital expenditures, and could harm our reputation.

Our technical infrastructure (including our network infrastructure for fixed-network services) is vulnerable to damage or interruption from information technology failures, power loss, floods, windstorms, fires, intentional wrongdoing and similar events. Unanticipated problems at our facilities, network or system failures, hardware or software failures or computer viruses could affect the quality of our services and cause service interruptions. Any of these occurrences could result in reduced user traffic and revenue, or require unanticipated capital expenditures, and could harm our reputation.

Our IT Systems are critical to our business and a failure of these systems could materially harm our business.

We depend on our ability to store, retrieve, process and manage a significant amount of information. If our IT systems fail to perform as expected, or if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business.

Risks Relating to Regulatory Matters

The changing regulatory environment could affect the results of our operations, our financial condition and the success and profitability of our business.

The 2004 Communications Act has resulted in significant changes to the Hungarian telecommunications sector. The establishment in 2004 of the National Communications Authority (the “NHH”) as the sole agency responsible for the oversight and monitoring of the Hungarian telecommunications industry (with the power to also impose regulatory remedies), and the subsuming in 2006 of the Ministry of Information Technology and Communications (the governmental department responsible for legislation relating to the Hungarian telecommunication industry) under the Ministry of Economics and Transport have resulted in a regulatory environment that is constantly changing. For a more detailed discussion of Hungary’s telecommunications industry and regulation, please see “Business-The Hungarian Regulatory Environment.”

This regulatory regime may entail a number of risks that may adversely impact upon our business:

•

The fact that a new ministerial structure has only recently been introduced and that the NHH has only been established since 2004, combined with the recent increased activity of the Gazdasági Versenyhivatal (the Hungarian Competition Office) (the “GVH”), could cause or lead to a higher incidence of inconsistent implementation and interpretation of laws governing the electronic communications industry, thereby hampering the stability of the regulatory environment. Uncertainties in the regulatory environment could in turn negatively impact the future growth and profitability of the Company.

•

The results of the market analysis exercises conducted by the NHH to determine the competitiveness of the market are often difficult to predict. Moreover, the process is constantly being reviewed and modified both on the national and the international level. If we are unable to respond effectively to regulatory policies implemented by the NHH or the government, our ability to compete and in turn, the profitability of our business may be impaired.

•

Although the regulatory findings of the NHH may be challenged before the courts, the lengthy nature of Hungarian court proceedings could also have an adverse effect on our business. Resolutions imposed by the NHH are immediately enforceable unless injunctive relief is granted by the courts. As such, even if a court decision is ultimately favorable to us, our business may already be adversely affected.

•

The NHH may not respond effectively to changes in the market environment. If regulatory obligations imposed on us by the NHH are not changed in step with changes in the market, our ability to operate competitively in the industry may be adversely affected.

•

We were designated by the NHH as being a service provider with “significant market power” or “SMP”. As a result, the NHH issued resolutions forcing us to adopt changes in our pricing models. As an operator having SMP, we have been required to submit a reference interconnection offer (“RIO”) and a reference unbundling and local bitstream access offer (“RUO”) to the NHH for official approval. The NHH reviews the cost-based models submitted by us as an SMP, and evaluates them taking into consideration relevant E.U. benchmarks. On the basis of such review, the NHH may intervene and regulate the wholesale prices included in our RIOs and RUOs which may affect our business and operational results.

•

Our universal service fees and our residential and non-residential access fees are subject to price regulation (such as price caps). The NHH’s calculations have been changed in the past with retroactive effect. As a result, we cannot predict with certainty that our current pricing strategy will not result in penalties or in negative changes to our price caps. Therefore, any such changes in the price caps could restrict our ability to determine our retail voice tariffs and could thereby reduce our profitability.

•

The NHH and the GVH regularly conduct investigations regarding the market participants’ compliance with applicable laws and regulations. The 2004 Communications Act vested increased regulatory powers in the NHH, including the right to impose severe penalties for the market participants’ failure to comply with applicable laws and regulations, including penalties based on a company’s annual revenue. The GVH is also entitled to impose significant penalties (up to 10% of a company’s annual revenue) in the event of a breach of competition law. In 2006, both institutions issued strategy and position papers that may result in conflicting obligations on operators. In addition, both regulatory authorities have increased their consumer protection efforts. Thus, given the increasing complexity and consequences of regulatory investigations and the indeterminate amounts at stake, regulatory disputes could have a material adverse effect on our operating results or cash flows.

•

In October 2006, the NHH published a new resolution regarding the regulation of the wholesale market for call termination in individual mobile networks, as a result of which all three mobile carriers in Hungary have to decrease their termination fees to cost level (plus a reasonable return above cost) by January 1, 2009. According to the NHH’s own cost model, the average cost-based termination fee, independent of the time of day, is HUF 16.84 per-minute. In addition, the NHH has prescribed an annual decrease until a cost-based price for each mobile service operator is reached. However, there is no guarantee that the NHH will succeed in this regard. This is because mobile operators can build different cost models to maintain higher fees or they may appeal this regulation in court (as has been the case in the past) and may succeed in such appeals. In addition, the mobile operators have legally challenged prior regulatory changes to their termination fees and these cases are still pending. The mobile termination fee is an important element of our business model and uncertainties in this area could adversely affect our business.

•

The NHH may introduce new regulatory policies in the future. New policies (e.g. wholesale naked DSL, wholesale line rental, new interconnection models such as one-point termination, next generation network regulation, function separation) can have a negative impact on our business and affect our profitability.

•

There are strong indications that the NHH will not be regulating the cable television industry. Whether the NHH ultimately decides to regulate the cable television industry could affect our market share and pricing in the future. There is also the risk that either the NHH or the GVH will stop us from using certain defensive marketing strategies with respect to the cable television industry. Similarly, this could affect our market share and pricing in the future as well.

In addition, if we complete the Memorex Acquisition, we will also be subject to the regulatory regimes in Austria as well as Turkey and certain Eastern European countries. Lack of clarity with respect to Turkish telecommunications law, the Turkish legal system and/or the regulatory framework governing the Turkish telecommunications industry could impede our ability to operate effectively and have a detrimental effect on our business and operational results.

We may be subject to increased oversight by the Hungarian regulatory authorities as a result of the increased market share of the Company following the Invitel Acquisition.

The Invitel Acquisition has provided us with a larger market share, a more expansive owned backbone network and the benefit of 14 combined historical concession areas. In addition to us, there are two additional remaining fixed lined incumbents. As a result, we may be subject to increased oversight by the Hungarian regulatory authorities such as the NHH and GVH.

Hungary’s inclusion in the E.U. may cause changes in Hungary’s laws, which could result in adverse consequences for our business, results of operations and financial condition.

Before joining the E.U. in 2004, Hungary revised its telecommunications laws to further promote competition and harmonize its telecommunications laws with the current E.U. framework. Our business, results of operations and financial condition could be adversely affected by changes in E.U. laws and regulations which may require Hungary to revise its telecommunications laws in a manner that increases competition, decreases revenue or requires us to expend additional resources.

In addition, if we complete the Memorex Acquisition, we will also be exposed to evolving legislation in newer member states such as Bulgaria and Romania. Further, Turkey’s accession talks with the E.U. may require further modifications in the regulatory framework governing the Turkish telecommunications industry, any or all of which may be detrimental to our competitive position or our operational results.

Risks Relating to Our Existing Debt

Our substantial debt could adversely affect our financial position and may limit our ability to take certain actions.

We have a significant amount of debt and significant debt service obligations. As of December 31, 2007, our total third-party debt was $850 million. In addition, as we intend to fund the Memorex Acquisition, including the refinancing of a significant portion of the debt assumed as part of the Memorex Acquisition, with a subordinated bridge loan facility, our third-part debt will increased substantially as a result of the Memorex Acquisition. Our substantial debt could have important adverse consequences for us. For example, our substantial debt:

•

will require us to dedicate a large portion of our cash flows from operations to fund payments on our debt, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general corporate needs;

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

We may be able to incur substantially more debt in the future.

We may be able to incur substantial additional debt in the future. Although the indentures governing our outstanding notes and our credit agreement governing our credit facilities contain restrictions as to the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions and additional debt incurred albeit in compliance with these restrictions could be substantial. To the extent new debt is added to our current debt level, the substantial leverage risks described above would increase.

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate sufficient cash to service our debt.

Our ability to pay or refinance our debt will depend upon our future operating performance, which will be affected by general economic, financial, competitive, regulatory and business factors, some of which may be beyond our control.

We anticipate that our operating cash flows, together with the money we can borrow under our credit facilities, will be sufficient to meet anticipated future operating expenses and to fund capital expenditures. However, we cannot assure you that our business will generate sufficient cash flows from operations, that currently anticipated revenue growth and operating improvements will be realized, or that future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to pay our debt or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we may be required to:

•	reduce or delay capital expenditures;

•	limit our growth;

•	seek additional debt financing or equity capital;

•	forego opportunities, such as the acquisitions of other businesses;

•	sell assets; or

•	restructure or refinance our debt.

We cannot assure you that any of these strategies could be effected on favorable terms or at all.

The indentures governing our outstanding notes and our credit agreement governing our credit facilities impose restrictions on our ability to take certain actions and require us to comply with financial covenants, the terms of which we may fail to satisfy.

We cannot assure you that the operating and financial restrictions and covenants in our debt instruments, including the indentures governing our notes and the credit agreement governing our credit facilities, will not adversely affect our ability to finance our future operations or capital needs, or engage in other business activities that may be in our interest. Our senior credit agreement requires us to maintain certain financial ratios. In addition, we are required to comply with certain negative financial and other covenants. Our ability to meet these tests and comply with these covenants may be affected by events beyond our control and, as a result, we may be required to seek waivers or consents in the future in respect of our credit facilities. We cannot assure you that these waivers or consents will be granted. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our credit facilities.

In addition, the credit agreement and the indentures governing our notes contain restrictions that substantially limit the financial and operational flexibility of our subsidiaries. In particular, these agreements place limits on our ability to incur additional debt, grant security interests to third persons, dispose of material assets, undertake organizational measures such as mergers, changes of corporate form, joint ventures or similar transactions, and enter into transactions with related parties. Other limitations of our credit agreement and the indentures governing our notes restrict our ability to pay dividends. Our ability to comply with these provisions may be affected by changes in economic or business conditions or other events beyond our control.

If we do not comply with the covenants and restrictions in our credit agreement and the indentures governing our notes, we could be in default under those agreements. In the event of any default under the credit agreement, the lenders under such facilities will not be required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be due and payable, require us to apply all of our available cash to repay these borrowings or prevent us from making debt service payments on our notes, any of which would be an event of default under the notes. Any default under the credit agreement or the indentures governing our notes could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross default provisions. If we are unable to repay any such borrowings when due, the lenders under the credit agreement could proceed against the collateral securing our notes, as well as other assets securing the credit agreement. If the debt under the credit agreement or the notes were to be accelerated, it is possible that this collateral would not be sufficient to repay such debt in full.

We are subject to currency exchange rate risks.

Since we generate a substantial amount of our revenue in Hungarian forints, our ability to repay debt and other liabilities denominated in currencies other than the Hungarian forint can be adversely affected by the weakening of the Hungarian forint against such non-Hungarian currencies. For example, our notes are euro-denominated debt. We have entered into currency hedges in connection with a significant portion of our euro-denominated indebtedness. However, we still have some exposure to fluctuations in the Hungarian forint/euro exchange rate. If the Hungarian forint were to weaken against the euro, we would need a greater amount of Hungarian forints to pay the same amount of euro-denominated debt. Therefore, changes in Hungarian forint/euro exchange rates could adversely affect our ability to service our debt

We are subject to risks resulting from fluctuations in interest rates.

The interest rates on our bank credit facilities and some of our notes are variable rates tied to current market interest rates. We have entered into interest rate hedges in connection with a significant portion of our variable rate indebtedness. However, we still have some exposure to fluctuations in market interest rates. An increase in market interest rates could adversely affect our ability to service our debt.

Our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure.

We evaluate and review our risk management policies and procedures on a regular basis and expect to continue to do so in the future. Nonetheless, our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. We have entered into currency hedges in connection with a significant portion of our euro-denominated indebtedness based on market conditions at the time and movements in the currency markets may cause the costs of these hedges to fluctuate. Our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

Risks Relating to Our Reported Financial Results as a U.S. Public Company

We are subject to fluctuations in currency exchange rates which could have an adverse effect on our reported financial results.

As a Delaware incorporated company, we report our financial results in U.S. dollars, our reporting currency, while a substantial portion of our revenue and expenses and liabilities are in currencies other than the U.S. dollar, mainly Hungarian forints and euros.

•

Effect on Revenue and Expense Translation in Our Statement of Operations. Changes in the Hungarian forint /U.S. dollar and the euro/U.S. dollar exchange rates have an impact on the amounts reported by us in our financial statements when we translate such forint and euro amounts into U.S. dollars for reporting purposes. For example, if we had the same amount of revenue in Hungarian forints during two consecutive financial reporting periods and the value of the Hungarian forint appreciates against the U.S. dollar during the second financial reporting period as compared to the first financial reporting period, we would report higher revenue in U.S. dollars during the second financial reporting period even though the amount of revenue in Hungarian forints remained the same during each of the two financial reporting periods. Conversely, if the Hungarian forint weakened against the U.S. dollar during the second financial reporting period as compared to the first financial reporting period, we would report lower revenue in U.S. dollars during the second financial reporting period even though the amount of revenue in Hungarian forints remained the same during each of the two financial reporting periods. Therefore, fluctuations in the Hungarian forint/U.S. dollar and the euro/U.S. dollar exchange rate can have a material impact on our reported financial results.

•

Subsidiary Debt Denominated in a Currency Other than the U.S. dollar - Effect on Balance Sheet. If any of our Hungarian subsidiaries hold debt denominated in a currency other than the U.S. dollar, that amount is translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Our subsidiaries have debt denominated in currencies other than the U.S. dollar (euros and Hungarian forints). Therefore, for example, if one of our subsidiaries were to hold the same amount of euro-denominated debt on two consecutive balance sheet reporting dates, and if the euro appreciated against the U.S. dollar on the second balance sheet reporting date as compared to the first balance sheet reporting date, we would report more debt in U.S. dollars on our balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. This increase in debt reported in U.S. dollars due to currency fluctuations would be recorded as a reduction to shareholders’ equity. Conversely, if one of our subsidiaries were to hold the same amount of euro-denominated debt on two consecutive balance sheet reporting dates, and if the euro depreciated against the U.S. dollar on the second balance sheet reporting date as compared to the first balance sheet reporting date, we would report less debt in U.S. dollars on our balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. This decrease in debt reported in U.S. dollars due to currency fluctuations would be recorded as an addition to shareholders’ equity.

•	Subsidiary Debt Denominated in a Currency Other than the Hungarian Forint - Effect on Statement of Operations. - Our Hungarian subsidiaries’ functional currency for accounting purposes is the Hungarian forint. Invitel, for example, has debt denominated in a currency other than the Hungarian forint (euros). When Invitel prepares its balance sheet, it must re-value debt amounts denominated in currencies other than the Hungarian forint into Hungarian forints at the exchange rate in effect at the balance sheet date. Therefore, if Invitel were to hold the same amount of euro-denominated debt on two consecutive balance sheet reporting dates, and if the Hungarian forint appreciated against the euro on the second balance sheet reporting date as compared to the first balance sheet reporting date, Invitel would report less debt in Hungarian forints on its balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. The difference in the amount of Hungarian forints reported for the euro-denominated debt for the two periods would be translated back into U.S. dollars at the average Hungarian forint/U.S. dollar exchange rate for the second period and be recorded as a foreign exchange gain for the period on our consolidated Statement of Operations. Conversely, if the Hungarian forint depreciated against the euro on the second balance sheet reporting date as compared to the first balance sheet reporting date, Invitel would report more debt in Hungarian forints on its balance sheet, with respect to the euro-denominated debt, even though the amount of euro-denominated debt was the same on both balance sheet reporting dates. In this case, the difference in the amount of Hungarian forints reported for the euro-denominated debt for the two periods would be translated back into U.S. dollars at the average Hungarian forint/U.S. dollar exchange rate for the second period and be recorded as a foreign exchange loss for the period on our consolidated Statement of Operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Risks Relating to the Memorex Acquisition

We many not be able to successfully complete the Memorex Acquisition.

If the Memorex Acquisition is not completed for any reason, we will be subject to a number of material risks, including the following:

•	the market price of our Common Stock may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed; and

•

the diversion of management’s attention from our ongoing business and the potential disruption to our employees and our relationship with customers and business partners during the period before the completion of the Memorex Acquisition may make it difficult for us to regain our business and competitive positions if the Memorex Acquisition does not occur.

We may not be able to get the financing to complete the Memorex Acquisition.

We intend to fund the Memorex Acquisition, including the refinancing of a significant portion of the debt assumed as part of the Memorex Acquisition, with a subordinated bridge loan facility. We plan to refinance the bridge loan facility with longer term financing. Although we have received committed financing on a certain funds basis containing the terms for, among other matters, (i) the bridge debt financing and any required interim financing necessary to fund the Memorex Acquisition and (ii) the refinancing of the bridge financing with longer-term financing, there can be no assurance that we can obtain such financing. If we are unable to obtain such financing, or obtain financing from other sources, we would be unable to complete the Memorex Acquisition and would breach our agreement regarding the purchase of Memorex, which could have a material adverse effect on our business and financial results.

If we acquire Memorex, we may not be able to successfully integrate Memorex which could harm our business and our competitive position.

Although we believe that our acquisition of Memorex will have a positive effect on our competitive position in the Central and Eastern European telecommunications market, there can be no guarantee that we will succeed in integrating Memorex’s business into our existing operations or that it will improve our financial performance. The acquisition of Memorex will expose us to certain post-acquisition execution risks, including the following:

•	the costs relating to the acquisition, integration and restructuring may not be offset by the efficiencies we expect to realize as a result of integrating Memorex’s business;

•	the difficulty of assimilating the operations and personnel of Memorex;

•	the potential disruption to our ongoing business caused by senior management’s focus on the acquisition integration;

•	our failure to successfully incorporate Memorex’s technology into our network and product offerings;

•	the potential loss of our key employees or the key employees of Memorex;

•	the impairment of relationships with our existing employees and Memorex employees as a result of changes in management;

•	a reduced ability to attract and retain key management and personnel and employees;

•	the potential loss of customers and business partners;

•	the failure to maintain uniform standards, controls, procedures and policies;

•	the unwillingness of customers and business partners to continue doing business with us on the same or similar terms in place prior to completion of the Memorex Acquisition; and

•	Uncertainties in operating jurisdictions where we have not previously had operations, such as Austria, Turkey, Bulgaria, and the Czech Republic.

There can be no assurance that we will be successful in overcoming these risks, and our failure to overcome these risks could have a negative effect on our business, results of operations and financial condition.

If we acquire Memorex, we will be subject to additional risks which may adversely affect our business, results of operations and financial condition.

Our acquisition of Memorex will significantly increase the percentage of our business from the Wholesale segment of the telecommunications market. As a result, we will have greater exposure to the risks associated with general economic changes in the Wholesale segment of the telecommunications market. In addition, the Memorex Acquisition increases the percentage of our business in the countries of Central and Eastern Europe outside of Hungary, particularly in Turkey. This exposes us to a greater risks associated with a general economic downturn in any of the countries in which we operate outside of Hungary, particularly in Turkey. Both factors could have a material adverse effect on our business, results of operation and financial condition.

If we acquire Memorex, our substantial debt could adversely affect our financial position.

If we acquire Memorex, we will have a substantial amount of additional debt and significant debt service obligations. Our substantial debt could have important adverse consequences. Our substantial debt:

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

If we acquire Memorex, we will also acquire obligations related to Memorex’s debt obligations which may limit our ability to take certain actions.

As a result of acquiring Memorex and assuming some of its debt, we will be subject to significant financial and operating restrictions contained in outstanding credit agreements and similar instruments of indebtedness. These restrictions may affect, and in some cases significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends or make other upstream distributions;

•	make investments;

•	transfer, sell or dispose of certain assets, including subsidiary stock;

•	merge or consolidate with other entities;

•	engage in transactions with us or other affiliates; or

•	create liens on our and their assets.

As a result of restrictions contained in Memorex’s debt instruments, we and our subsidiaries, could be unable to obtain additional capital in the future to:

•	fund capital expenditures or acquisitions that could improve our value;

•	meet our loan and capital commitments to our business affiliates;

•	invest in companies in which we would otherwise invest;

•	fund any operating losses or future development of our business affiliates;

•	obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize our assets; or conduct necessary or prudent corporate activities.

Other Risks

Our business is subject to increasingly complex corporate governance, public disclosure, accounting, and tax requirements that have increased both our costs and the risk of noncompliance.

We are subject to rules and regulations of federal and state government as well as the stock exchange on which our Common Stock is listed. These entities, including the Public Company Accounting Oversight Board (“PCAOB”), the SEC, the Internal Revenue Service and the American Stock Exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by the United States Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

TDC owns approximately 64% of our outstanding Common Stock. Four officers of TDC are on our Board of Directors. TDC has, and will continue to have, directly or indirectly, the power to affect our business through their ability to control all actions that require stockholder approval and through their representatives on our board of directors. They are not obligated to provide us with financial support. The interests of the majority stockholder and those of the minority stockholders may differ with respect to some matters.

The low trading volume in our stock and the small “public float” of our stock subjects our common stock to volatile trading.

One stockholder of the Company, TDC, owns 64% of our outstanding Common Stock. The Company’s Board of Directors and management own approximately 6% of our outstanding Common Stock. The remaining approximately 30% of our outstanding Common Stock is held in the public markets. Our Common Stock is traded on the American Stock Exchange under the symbol “HTC.” There has been, and we expect that there will continue to be, only limited shares of our Common Stock available on the market and limited trading volume for our Common Stock. Accordingly, the market price of our Common Stock may not be reflective of its underlying value. Limited trading volume can also increase the volatility of the market price of our Common Stock.

Item 1B. Unresolved Staff Comments.

There were no unresolved comments from the staff of the United States Securities and Exchange Commission as of the date of the filing of this Report.

Item 2. Properties.

Our properties do not lend themselves to simple description by character and location. Our material properties included properties that we own that comprise part of our telecommunications infrastructure (“telecom freehold” properties), properties that we lease that comprise part of our telecommunications infrastructure (“telecom leasehold” properties) and properties that we lease in connection with the day-to-day operations of our business (“other leasehold” properties).

Our total investment in property, plant, property and equipment was $691 million at December 31, 2007, net of accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31, 2007 (in thousands).

Land and buildings	$23,759
Telecommunications equipment	830,007
Other equipment	18,464
Construction in progress	35,345

Total	$907,575

Land and buildings consists of land and land improvements and central office buildings. Telecommunications equipment consists primarily of aerial cable, underground cable, conduit and wiring, wireless plant, telephone poles, switching equipment, transmission equipment and related facilities. Other equipment consists of vehicles, office furniture and equipment, computers and related accessories. Construction in progress consists of assets which are under construction as part of long-term projects and are expected to be put into operation within one year.

We have secured all the necessary rights-of-way with respect to our telecommunications networks. We believe that our properties are adequate for our present needs but we periodically review our future needs.

All of these properties are subject to liens under our debt instruments.

We lease our principal executive offices just outside of Budapest, Hungary and also have a United States office located in Seattle, WA.

Environmental

Our operations are subject to a variety of laws and regulations relating to land use and environmental protection. We have a good relationship with the environmental authorities. Our internal environmental protection activities are governed by certain internal rules on environmental protection issued by us, for the purpose of educating our employees about environmental protection and requiring them to be environmentally conscious. In the past five years, no environmental fines have been imposed on us. We believe that we are in substantial compliance with the applicable requirements.

Item 3. Legal Proceedings.

Local Business Tax

An ambiguous provision in Hungarotel’s Concession Contracts regarding the payment of local municipal business tax is at issue. At the time of the inception of the Concession Contracts, the local business tax was 0%. When this business tax was instituted in one of the regions within the Hungarotel historical concession areas in 1996, one municipality, citing such provision in Hungarotel’s Concession Contract, claimed that Hungarotel was liable to pay the local business tax at ten times the prevailing rate. The municipality took the matter up with both the National Communications Authority and predecessor governmental authorities. However, the municipality has not been able to enforce this undertaking because it is not a party to the Concession Contracts. In 1999, the Hungarian Deputy State Secretary gave a verbal confirmation that the Hungarian government would not require Hungarotel to pay such tax. In November 1999, the Hungarian government sent a letter to the municipality informing the municipality that the disputed business tax provision was not enforceable because the indefinite nature of the undertaking constituted an unjustified burden on Hungarotel and that the undertaking was not in compliance with the laws on Local Business Tax. To date, several municipalities have cited this provision in Hungarotel’s Concession Contracts and demanded payment of a local municipal business tax from Hungarotel. In March 2004, three municipalities initiated court proceedings against Hungarotel in the Metropolitan Court of Budapest seeking an aggregate of HUF 4.46 billion ($25.8 million) including interest. This is an ongoing matter. The next hearing is scheduled for May 2008. However, we believe that this undertaking is not enforceable and intend to defend against this action and any other action brought related to this matter.

Fazis

During 1996 and 1997, we entered into several construction contracts with Fazis, a Hungarian contractor (“Fazis”), which totaled $59.0 million in the aggregate, $47.5 million of which was financed by a contractor financing facility. Fazis financed the facility through Postabank, a Hungarian bank. We have a disagreement with Fazis with respect to several issues relating to the quality and quantity of the work done by Fazis. We rejected invoices from Fazis in the amount of approximately HUF 700 million (approximately $4.1 million) and Fazis subsequently sought payment under separate invoices in the amount of approximately $24 million (at historical exchange rates), which we disputed because of quantity and quality issues and because of our counterclaim for breach of contract by Fazis, amounting to approximately $31 million (at historical exchange rates).

In order to resolve these issues, we purchased from Postabank in 1999 some of Postabank’s receivables owed by Fazis to Postabank (HUF 4.0 billion; approximately $23.2 million) with respect to the contractor financing facility. We also purchased from Postabank some of the obligations which we owed to Fazis under the contractor financing facility which were assumed by Postabank (HUF 7.0 billion; approximately $40.6 million). We then set off our remaining uncontested liabilities owed to Fazis (HUF 900 million; approximately $5.2 million) against the amounts owed to us by Fazis (HUF 4.0 billion; approximately $23.2 million).

Fazis and Reorg Rt. (“Reorg,” a company responsible for collecting Postabank’s debts) contested our actions in Hungarian court proceedings. In 2004, we prevailed against both parties and both Fazis’ and Reorg’s legal proceedings regarding these matters were terminated.

In January 2005, Fazis commenced proceedings against us before the arbitration court that is a part of the Hungarian Chamber of Commerce alleging a new cause of action arising from the original construction contracts. Fazis’ new claim against us was for alleged unpaid invoices in the amount of HUF 1.7 billion (approximately $9.9 million), including interest and VAT. In January 2006, the

Arbitration Court ruled in our favor. Fazis efforts to set aside or overturn this ruling have not been successful to date.

In March 2005, we initiated legal proceedings against Fazis in the Budapest Metropolitan Court seeking HUF 3.5 billion (HUF 3.1 billion plus interest ($20.3 million)) for the debt Fazis owed us following the set off against the receivable purchased from Postabank in 1999. The court rendered a judgment in our favor and ordered Fazis to pay us HUF 3.5 billion ($20.3 million) plus late payment interest. Fazis may appeal. We do not expect to collect anything on this judgment but such judgment should protect us should Fazis ever obtain a successful judgment against us which we do not believe will ever occur.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity,

Related Stockholder Matters

and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on the American Stock Exchange (the “Amex”) under the symbol “HTC.” The following table sets forth the high and low sale prices for the Common Stock as reported by the Amex for each quarter in 2007 and 2006.

Quarter Ended	2007		2006
	High	Low	High	Low
March 31	$21.85	$14.76	$16.50	$14.51
June 30	25.48	19.65	16.63	14.10
September 30	22.50	19.25	16.25	12.00
December 31	21.00	15.00	15.80	13.51

On February 27, 2008, the closing sale price for the Common Stock on the Amex was $16.00.

Stockholders

As of February 27, 2008, we had 16,416,789 shares of Common Stock outstanding held by approximately 67 holders of record. We believe that we have approximately 1,500 beneficial owners who hold their shares in street names.

We will furnish, without charge, on the written request of any stockholder, a copy of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including financial statements and the financial statement schedules filed therewith. Stockholders wishing a copy may send their request to us (c/o General Counsel) at 1201 Third Avenue, Suite 3400, Seattle, WA 98101-3034. We also make available, free of charge, all of our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act after they are electronically filed with, or furnished to, the SEC. You can access those reports at our website http://www.htcc.hu which has a link to our filings with the SEC. You can also directly access our filings at the SEC’s website (http://www.sec.gov).

Dividend Policy

We have 30,000 shares of Series A Cumulative Convertible Preferred Stock with a liquidation value of $70 per share outstanding which are currently held by TDC. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends in arrears at the annual rate of 5%, compounded annually on the liquidation value. We have only paid one preferred dividend. As of December 31, 2007, the total arrearage on the Preferred Shares was $850,000.

We have not paid any dividends on our Common Stock. Our credit facilities and indentures limit our ability to pay dividends. It is our current policy to retain earnings, if any, to finance the development and growth of our businesses. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid on our Common Stock in the foreseeable future.

At present, HTCC’s only source of cash is payments under its management service agreements with our subsidiaries, and dividends, if any, from our subsidiaries. Our Hungarian and other foreign subsidiaries’ ability to pay dividends or make other capital distributions is governed by Hungarian law, and, as noted above, is also significantly restricted by our credit facility and indentures. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 in Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

On April 27, 2007 we issued 962,298 shares of Common Stock to the management team at Invitel as part of the consideration for the Invitel Acquisition. 23,748 of the 28,869 shares which were held in escrow were subsequently canceled as part of a post-closing purchase price adjustment. On the date of issuance, the price per share of our Common Stock was valued at $23.35 on the American Stock Exchange. Our issuance was not registered with the U.S. Securities and Exchange Commission based upon our reliance upon an exemption from the registration provisions of the Securities Act of 1933 (the “Securities Act”) set forth in Section 4(2) thereof relative to transactions by an issuer not involving any public offering. The purchasers were informed that the transaction was being effected without registration under the Securities Act and that the shares acquired could not be resold without registration under the Securities Act unless the sale is done pursuant to an exemption from the registration requirements of the Securities Act.

Purchases of Equity Securities by the Company

We did not repurchase any of our shares of Common Stock during the fourth quarter of 2007.

Equity Compensation Plan Information

The following table provides information about our Common Stock that may be issued under our equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity Compensation Plans Approved by Security Holders	470,000	$10.97	1,315,877
Equity Compensation Plans Not Approved by Security Holders	100,000	$7.15	0
Total	570,000		1,315,877

The equity compensation plan not approved by our security holders set forth in the table above is the Director Stock Option Plan (outstanding options to purchase 100,000 shares of Common Stock as of the end of 2007). The Director Stock Option Plan was adopted by our Board of Directors in 1997. The Director Stock Option Plan had 250,000 shares of available Common Stock of which unexercised options to purchase 100,000 shares of Common Stock were outstanding as of the end of 2007 and 30,000 gross shares of Common Stock had been issued pursuant to exercised options. Following the approval of our stockholders, 120,000 shares of Common Stock have been rolled over to, and became part of, our stockholder approved 2004 Long-Term Incentive Plan (the “2004 Plan”). Following such stockholder approval, our Board of Directors agreed to not issue any more shares from the Director Stock Option

Plan. The Director Stock Option Plan is administered by our Board of Directors. The Director Stock Option Plan provided that each non-employee director shall automatically receive an option to purchase 5,000 shares of Common Stock upon his or her election or re-election to the Board of Directors by our stockholders each year. Each option granted had a ten year exercise term and vested upon the completion of the one-year board term. The exercise price per share of Common Stock is equal to the market value of a share of Common Stock calculated on the date of grant by using the prior 20 trading day average closing price of our Common Stock on the American Stock Exchange. If a director ceases to be a director of the Company and the director is not eligible to retire, the end of the exercise period is accelerated to three years following the cessation of such service (if less than the original term). The options are not transferable except for limited estate planning purposes and by the laws of descent and distribution.

The 2004 Plan which was approved by our stockholders had 1,315,877 shares of Common Stock available for issuances for compensatory purposes at the end of 2007 We had 1,243,878 shares of Common Stock available for issuance under the 2004 Plan at the end of 2006. The increase was attributable to shares that were added to the 2004 Plan following the return of shares pursuant to net exercises of outstanding stock options. We can issue, from the 2004 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance units payable in cash or stock. Stock option awards under employment agreements are granted from the 2004 Plan. Pursuant to an employment agreement, the Company is committed to annually issuing an option to purchase at least 20,000 shares of Common Stock from the 2004 Plan. See Item 11. “Executive Compensation.”

Stock Performance Graph

The line graph on the following page compares the cumulative total stockholder return of the Company’s Common Stock to the cumulative total return of (i) the American Stock Exchange Market Index and (ii) a telecommunications industry index, for the period commencing January 1, 2003 and ending December 31, 2007. The graph assumes that $100 was invested on January 1, 2003, with any dividends reinvested on the date paid. The graph shows as of December 31st for each of the five years the hypothetical value of such initial $100 investment.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG THE COMPANY, AMEX MARKET INDEX AND TELECOMMUNICATIONS INDUSTRY INDEX

	2002	2003	2004	2005	2006	2007
Hungarian Telephone and Cable Corp.	$100.00	125.29	182.97	197.59	191.87	224.78
Telecommunications Industry Index	100.00	126.01	142.21	134.37	189.25	254.73
Amex Market Index	100.00	136.11	155.86	171.89	192.45	216.06

Item 6. Selected Financial Data.

The acquisitions of PanTel in 2005 and Invitel in 2007 and the adoption in 2006 of the new compensation expense accounting standard SFAS 123R materially affect the comparability of the information reflected in the following selected financial data. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report for more information regarding trends affecting our business and Notes 1(m) and 2 in Notes to Consolidated Financial Statements.

HUNGARIAN TELEPHONE AND CABLE CORP.

AND SUBSIDIARIES

Selected Financial and Operating Data

(Dollars in Thousands, Except Per Share Amounts)

For the Year	2007	2006 As Restated(1)	2005	2004	2003
Revenue	$385,193	$189,260	$179,643	$69,007	$69,391
Net Income (Loss)	$(96,472)	$16,527	$1,392	$11,417	$10,451
Net Income (Loss) per basic common share (2)	$(6.23)	$1.28	$0.10	$0.91	$0.85

At Year-End
Total Assets	$1,110,191	$333,384	$298,817	$192,285	$176,556
Long-term Obligations (3)	$813,337	$116,219	$159,394	$71,715	$90,839

(1)	See Note 1(c) “Restatements and Reclassifications Reported in this 10-K” in Notes to Consolidated Financial Statements for the year ended December 31, 2007 in this Annual Report on Form 10-K.
(2)	Net Income (Loss) per basic common share is net income (loss) divided by the weighted average number of basic common shares outstanding.
(3)	Long-term obligations include long-term debt, capital leases and redeemable preferred stock but excludes current installments of long-term debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As disclosed in Note 1(c) in the Notes to our Consolidated Financial Statements, we are restating our financial statements and other financial information for 2006 and for each of the quarters in 2006. The restatements adjust our accounting for embedded derivatives, revenue recognition on multiple element arrangements, stock based compensation and current and deferred taxes. We have also made certain reclassifications between selling, general and administrative expenses and cost of sales, as detailed below.

In our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006 and 2005, we have reclassified the following expenses from selling, general and administrative expenses to cost of sales to conform with our presentation in 2007: (i) sales commissions paid to third party agents; (ii) labor expenses of our network labor force and other employees who perform functions directly related to network maintenance; and (iii) expenses relating to the operation and maintenance of our network. For the years ended December 31, 2006 and 2005, $17,549,000 and $15,915,000, respectively, were reclassified. We have also reclassified $1,285,000 in respect of telecoms software from property, plant and equipment, net to intangible assets, net in our Consolidated Balance Sheet as at December 31, 2006 to conform with our presentation as at December 31, 2007.

We determined that we misstated our Consolidated Financial Statements for the year ended December 31, 2006 in connection with our accounting for embedded derivatives. We determined that we had accounted for a gain of $832,000 (before tax of $140,000) instead of a loss of $935,000 (before tax of $187,000) in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006 due to a clerical error. We have restated our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006 for these amounts. The reversal of the gain of $832,000 reduces our foreign exchange gains (losses), net and the loss of $935,000 reduces our gain from fair value changes of derivative financial instruments.

During the second quarter 2007, we acquired Invitel and Invitel’s Chief Financial Officer was appointed as our Chief Financial Officer. Our Chief Financial Officer, following a consultation with our former independent registered accounting firm, determined that we misapplied SFAS No. 13 “Accounting for Leases” and EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” in connection with certain contracts we signed with another telecommunications service provider under which we sold and leased certain of our network assets to the service provider to provide them with a network. The contracts included our provision of maintenance services over a contracted period of time. In connection with these contracts, we have restated our Consolidated Financial Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006 by $4,472,000 (before tax of $715,000), by reducing our revenue and increasing our deferred income.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. We have determined that certain awards previously treated as “variable awards” under Accounting Principles Board (“APB”) No. 25,

“Accounting for Stock Issued to Employees”, (“APB 25”) should be classified as “liability awards” rather than as “equity awards” under SFAS 123R. As a result, we have restated our Consolidated Financial Statements for the year ended December 31, 2006 to reflect the revaluation of these awards with a corresponding adjustment in earnings. The restatement resulted in the recognition of $373,000 in compensation expense related to the adoption of SFAS 123R as a cumulative effect of a change in accounting principle on January 1, 2006 and a decrease in compensation expense of $1,207,000 relating to the revaluation of outstanding stock option awards under SFAS 123R for the year ended December 31, 2006. The decrease in compensation expense is included in our selling, general and administrative expenses.

Following the Invitel Acquisition in the second quarter 2007, in addition to appointing our new Chief Financial Officer from Invitel, we retained the Invitel finance and accounting staff including Invitel’s tax manager. During the tax manager’s review of our prior year’s tax return, the tax manager determined that we made clerical calculation errors in our deferred tax calculation and an error in our corporate income tax calculation for the year ended December 31, 2006. We restated our Consolidated Financial Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006 by increasing our current tax expense by $584,000 and increasing our deferred tax benefit by $350,000.

We have restated basic and diluted earnings per share for 2006 as a result of these restatements.

The following tables set forth the effects of the restatements on our previously reported earnings for the years ended December 31, 2006, and for each of the quarters in 2006.

(Dollars in Thousands)

For the Year	2006
Net income - as reported	$21,124
Embedded derivatives	(1,440)
Revenue recognition on multiple element arrangements	(3,757)
Stock based compensation	834
Current and deferred taxes	(234)

Net income - as restated	$16,527

For the Quarter ended	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Net income (loss) attributable to common stockholders—as reported	$18,881	$4,253	$(1,084)	$(1,031)
Embedded derivatives	(1,440)	—	—	—
Revenue recognition on multiple element arrangements	(3,757)	—	—	—
Stock based compensation	721	(464)	809	(232)
Current and deferred taxes	(234)	—	—	—
Net income (loss) attributable to common stockholders—as restated	$14,171	$3,789	$(275)	$(1,263)

Overview

We are the second largest fixed line telecommunications services provider in Hungary and the incumbent provider of fixed line telecommunications services to residential and business customers in our 14 historical concession areas, where we have a dominant market share. We are the number one alternative fixed line operator outside our historical concession areas. We also use our network capacity to transport voice, data and Internet traffic on a wholesale basis for other telecommunications service providers, and Internet Service Providers (“ISPs”) on a wholesale basis. Our network extends into most other countries in the Central and Eastern European region where we have owned points of presence (“POPs”).

We provide telecommunications services in Hungary and in the region principally through our Hungarian operating subsidiary and brand: Invitel. We also provide Internet and data services to business customers in Romania through our Romanian subsidiary, Euroweb Romania.

Our historical concession areas are geographically clustered and cover an estimated 2.1 million people, representing approximately 21% of Hungary’s population. Outside our historical concession areas, we believe that we are well positioned to continue to grow our revenue and market share using our owned state-of-the-art backbone network, our experienced sales force and our comprehensive portfolio of services. Our extensive backbone network (comprising approximately 8,500 route km in Hungary and 6,000 route km outside Hungary) provides us with nationwide and international reach. It allows business customers to be connected directly to our network to access voice, data and Internet services. Our regional network allows us to offer telecommunications network infrastructure on a wholesale basis to large international carriers.

We have diversified our revenue and cash flow base, making us less susceptible to market pressures in any particular market segment. For the year ended December 31, 2007, we derived approximately 28% of our revenue from Mass Market Voice, 9% from Mass Market Internet, 33% from Business and 30% from Wholesale.

On October 18, 2007, we purchased the Hungarian business of Tele2, the Swedish-based alternative telecom operator, by purchasing the entire equity interests in Tele2’s Hungarian subsidiary, Tele2 Magyarorszag Kft. (“Tele2 Hungary”) for EUR 4 million in cash (approximately $5.6 million at closing). Tele2 Hungary (since renamed Invitel Telecom Kft.) provides Carrier Selection and Carrier Pre-Selection fixed line telecommunications services to Mass Market customers as a reseller using the network facilities of other operators pursuant to resale agreements.

On December 20, 2007, we entered into an agreement to purchase 95.7% of the outstanding equity in Austrian-based Memorex. The purchase price for Memorex is EUR 30.3 million (approximately $45.8 million at current exchange rates) for the 95.7% equity interest plus the assumption of Memorex debt. We intend to refinance a significant portion of Memorex’s debt at closing. We intend to fund the Memorex Acquisition and the refinancing of the assumed Memorex debt with a subordinated bridge loan facility, which we expect to replace in due course with longer term financing. We also intend to buy out the remaining minority shareholders in Memorex. We expect the Memorex Acquisition to be completed by the end of the first quarter 2008.

As of January 1, 2008 we completed the legal consolidation of some of our Hungarian operating subsidiaries. Hungarotel, PanTel and Euroweb Hungary have merged into Invitel. This merger legally completed the consolidation process and we now market our products under a single unified brand name – Invitel. With the legal merger complete, we will benefit from improved efficiencies and reduced administrative costs.

As of December 31, 2007, we had approximately 405,000 telephone lines connected to our network within our historical concession areas to service Mass Market Voice customers and we had approximately 754,000 Mass Market Voice customers outside our historical concession areas connected through either Carrier Pre-Selection (“CPS”), Carrier Selection (“CS”) or Local Loop Unbundling (“LLU”). This is compared to December 31, 2006 when we had approximately 125,000 telephone lines in service within our historical concession areas to service Mass Market Voice customers and approximately 44,000 Mass Market Voice customers connected through indirect access outside our historical concession areas. This increase is primarily the result of the Invitel Acquisition and the Tele2 Hungary Acquisition.

The number of our Mass Market broadband DSL lines has increased from approximately 10,000 as of December 31, 2006 to approximately 122,000 as of December 31, 2007. This increase is primarily the result of the Invitel Acquisition.

In the Business segment, as of December 31, 2007, we had approximately 47,000 voice telephone lines within our historical concession areas compared to approximately 13,000 voice telephone lines within our historical concession areas as of December 31, 2006. Outside our historical concession areas, we had approximately 58,000 direct access voice telephone lines and approximately 13,000 indirect access voice telephone lines as of December 31, 2007, compared to approximately 43,000 direct access voice telephone lines and approximately 7,000 indirect access voice telephone lines as of December 31, 2006. As of December 31, 2007, we had approximately 16,000 DSL lines and approximately 12,000 leased lines compared to approximately 700 DSL lines and approximately 6,000 leased lines as of December 31, 2006. These increases are primarily the result of the Invitel Acquisition.

In the Wholesale market, we had over 300 customers as of December 31, 2007, which customers include telecommunication services providers from Western Europe and the United States, incumbent telecommunications services providers, alternative fixed line telecommunications services providers, mobile operators, cable television operators, Internet Service Providers, and governments.

Our goal is to provide customers with good value telecommunications services coupled with exceptional service and to be a cost efficient telecommunications service provider. Our primary risk is our ability to retain existing customers and attract new customers in a competitive market. Our success depends upon our operating and marketing strategies, as well as market acceptance of our telecommunications services within Hungary and the region.

We will continue to explore other strategic merger, acquisition or alliance opportunities. In addition, we will also continuously review our service portfolio to identify service opportunities that can enhance our competitive position.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This requires management to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that we believe are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. We regularly assess these policies in light of current and forecasted economic and regulatory conditions. We believe the following accounting policies are critical to understanding our results of operations and the effect of the more significant judgements and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition – Revenues are primarily earned from providing access to and usage of our networks and facilities. Access revenue is billed one month in advance and recognized the following month when earned. Revenues based on measured traffic are recognized when the service is rendered.

Wholesale data revenue from leased lines is based on the bandwidth of the service and the particular route involved and is recognized in the period of usage or when the service is available to the customer.

From time to time, we sell fiber optical assets to other telecommunications companies. Revenue is recognized as and when the transfer of ownership is complete.

Goodwill – We assess the fair value of goodwill at each reporting unit at least once a year. To the extent that information indicates that the carrying amount of our net assets exceed the estimated fair value, we will recognize an impairment charge. The estimated fair value of the Company is determined using two methods. The first method places a per access line fair value on each of our historical concession areas access lines and compares this to the book value of our net assets in our historical concession areas. The second method compares our market capitalization to the book value of our net assets. During 2007, we performed our annual impairment testing with respect to goodwill, and based upon the results, we concluded that there is no impairment to the carrying value of goodwill reported in our financial statements. Our estimate of fair value will be subject to revision as market conditions change.

Long-lived Assets – Long-lived assets, consisting primarily of property, plant and equipment and intangible assets, including concession rights, property rights and software comprise a significant portion of our total assets. Changes in technology, changes in our intended use of these assets and/or changes in the regulatory environment may cause the estimated period of use or the value of these assets to change. These assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and reviewing recoverability require both judgement and estimation by management. Impairment is deemed to have occurred if projected undiscounted cash flows related to the asset are less than its carrying value. If impairment is deemed to have occurred, the carrying values of the assets are written down, through a charge against earnings, to their fair value.

Contingent Liabilities – We establish accruals for estimated loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assessments as to the likelihood of and estimated amount of loss. Accruals for contingent liabilities are based upon our assumptions and estimates, after giving consideration to the advice of legal counsel and other information relevant to the assessment of the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated accruals for contingent liabilities would be required.

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

Comparison of Year Ended December 31, 2007 and to Year Ended December 31, 2006

The functional currency of our Hungarian subsidiaries is the Hungarian forint and the functional currency of our subsidiaries outside Hungary is the applicable local currency. The average Hungarian Forint/U.S. dollar exchange rate for year ended December 31, 2007 was 183.83, compared to an average Hungarian Forint/U.S. dollar exchange rate for the year ended December 31, 2006 of 210.39. When comparing the year ended December 31, 2007 to the year ended December 31, 2006, you should note that U.S. dollar reported amounts have been affected by this 15% appreciation in the Hungarian forint against the U.S. dollar. Results have also been affected by the inclusion of Invitel’s results since April 27, 2007, the date of the Invitel Acquisition, and the inclusion of the results of Tele2 Hungary from October 18, 2007, the date of the Tele2 Hungary Acquisition. Certain 2006 amounts have been restated. See note 1(c) in Notes to Consolidated Financial Statements.

Revenue

	Year Ended December 31,
(dollars in millions)	2007	2006	% change
		As Restated
Mass Market Voice	$108.8	$33.5	225%
Business	125.9	70.7	78%
Mass Market Internet	33.6	3.3	918%
Wholesale	116.9	81.8	43%

Total Revenue	385.2	189.3	103%

Our revenue increased in U.S. dollar terms by $195.9 million, or 103%, between the year ended December 31, 2007 and the year ended December 31, 2006. In functional currency terms, revenue increased by 78%. This increase is attributable to the factors described below. (Certain amounts in functional currency terms have been reported in U.S. dollars using a fixed exchange rate of 183.83 Hungarian Forint/U.S. dollar for comparative purposes.)

Mass Market Voice

Our Mass Market Voice revenue for the year ended December 31, 2007 was $108.8 million compared to $33.5 million for the year ended December 31, 2006, representing an increase of $75.3 million or 225%. This increase is mainly due to: (i) the inclusion of Invitel’s and Tele2 Hungary’s Mass Market Voice revenue of $71.3 million; and (ii) the 15% appreciation in the Hungarian forint against the U.S. dollar compared to the prior year.

The inclusion of Invitel’s and Tele2 Hungary’s revenue for the year ended December 31, 2007 added $71.3 million in Mass Market Voice revenue. The number of Mass Market Voice telephone lines within the Invitel historical concession areas was approximately 294,000 as of December 31, 2007 and the number of Invitel’s and Tele2 Hungary’s Carrier Selection (“CS”) and Carrier Pre-Selection (“CPS”) customers that represents the customer base outside our historical concession areas was approximately 694,000 as of December 31, 2007.

Our Mass Market Voice revenue, after eliminating the impact of the Invitel Acquisition and the Tele2 Hungary Acquisition, in functional currency terms decreased by 2% from $38.3 million for the year ended December 31, 2006 to $37.5 million for the year ended December 31, 2007 as a result of the decreased revenue inside the Hungarotel historical concession areas. We experienced an approximate 10% decrease in the number of Mass Market Voice telephone lines within the Hungarotel historical concession areas from approximately 125,000 as of December 31, 2006 to approximately 112,000 as of December 31, 2007. Furthermore, there was a reduction in traffic as a result of the continued competition from mobile telephone operators and the competition from other service providers, such as cable television operators. This decrease was partly offset by the increased revenue outside the Hungarotel historical concession areas. We experienced an increase in the number of our Carrier Selection (“CS”) and Carrier Pre-Selection (“CPS”) customers. As of December 31, 2007, we had approximately 60,000 customers compared to approximately 44,000 customers as of December 31, 2006, representing a 36% increase.

Business

Our Business revenue for the year ended December 31, 2007 was $125.9 million compared to $70.7 million for the year ended December 31, 2006, representing a $55.2 million or 78% increase. The increase was primarily due to the inclusion of Invitel’s Business revenue of $57.5 million and the 15% appreciation in the Hungarian forint against the U.S. dollar, offset by a decrease in Business revenue in PanTel.

At Invitel, the number of voice telephone lines inside the Invitel historical concession areas was approximately 35,000 as of December 31, 2007. Invitel had approximately 13,000 direct access voice telephone lines and approximately 8,000 indirect access voice telephone lines outside our historical concession areas as of December 31, 2007. In addition, Invitel had approximately 13,000 DSL lines and approximately 7,000 leased lines as of December 31, 2007.

Our Business revenue in functional currency terms, without the effect of the Invitel Acquisition, has decreased by approximately 16% from $80.9 million for the year ended December 31, 2006 to $68.3 million for the year ended December 31, 2007, mainly due to: (i) a non-renewal of a government contract (effective January 1, 2007) and a price reduction on two significant contract renewals between the two periods that resulted in lost recurring revenue of $6.4 million during the year; and (ii) fixed-to-mobile substitution. The number of voice telephone lines within the Hungarotel historical concession areas changed from approximately 12,900 as of December 31, 2006 to approximately 12,600 as of December 31, 2007 and the number of direct and indirect access voice telephone lines outside of the Hungarotel historical concession has increased from approximately 49,000 as of December 31, 2006 to approximately 51,000 as of December 31, 2007.

Mass Market Internet

Our Mass Market Internet revenue increased by $30.3 million from $3.3 million for the year ended December 31, 2006 to $33.6 million for the year ended December 31, 2007. This increase is primarily due to: (i) the inclusion of Invitel’s Mass Market Internet revenue, which resulted in $28.2 million of additional revenue and (ii) the 15% appreciation in the Hungarian forint against the U.S. dollar.

The $28.2 million of revenue, provided by the inclusion of Invitel’s Mass Market Internet revenue was generated by the approximately 104,000 broadband DSL lines of Invitel as of December 31, 2007.

Our Mass Market Internet revenue in functional currency terms, without the effect of the Invitel Acquisition, increased by 42% from $3.8 million for the year ended December 31, 2006 to $5.4 million for the year ended December 31, 2007. This increase is due to the increase in the number of broadband DSL lines from approximately 10,000 as of December 31, 2006 to approximately 17,000 as of December 31, 2007, which represents a 70% increase.

Wholesale

Our Wholesale revenue increased by $35.1 million or 43% from $81.8 million for the year ended December 31, 2006 to $116.9 million for the year ended December 31, 2007. This increase is primarily attributable to the inclusion of Invitel’s Wholesale revenue, which resulted in an additional $16.7 million in revenue, and the 15% appreciation in the Hungarian forint against the U.S. dollar.

Our Wholesale revenue in functional currency terms, without the effect of the Invitel Acquisition, increased from $93.7 million for the year ended December 31, 2006 to $100.2 million for the year ended December 31, 2007.

Cost of Sales

	Year Ended December 31,
(dollars in millions)	2007	2006
Segment cost of sales	$131.8	$73.3

Cost of sales, at the segment level, totaled $131.8 million and $73.3 million for the years ended December 31, 2007 and 2006, respectively, and showed an increase of $58.5 million or 80%. This increase is mainly attributable to: (i) the inclusion of Invitel’s and Tele2 Hungary’s cost of sales, which resulted in additional cost of sales of $46.8 million, and (ii) the 15% appreciation in the Hungarian forint against the U.S. dollar.

The following table presents a reconciliation of segment cost of sales to cost of sales as per our Consolidated Statement of Operations and Comprehensive income for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
(dollars in millions)	2007	2006
Segment cost of sales	$131.8	$73.3
Backbone rental expenses	15.6	9.7
Network operating expenses	18.5	8.8
Direct personnel expenses	18.7	6.2

Total cost of sales	$184.6	$98.0

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Tele2 Hungary Acquisition.

Gross Margin

	Year Ended December 31,
(dollars in millions)	2007	2006	% change
		As Restated
Mass Market Voice	$86.7	$26.3	230%
Business	90.6	51.0	78%
Mass Market Internet	28.0	3.2	775%
Wholesale	48.1	35.4	36%

Segment Gross Margin	253.4	115.9	119%
Segment Gross Margin %	65.8%	61.2%

Our segment gross margin increased from $115.9 million for the year ended December 31, 2006 to $253.4 million for the year ended December 31, 2007, an increase of $137.5 million or 119%. This increase is attributable to the factors described below.

Our segment gross margin percentage increased from 61.2% in 2006 to 65.8% in 2007. This improvement in gross margin percentage is due to the fact that Invitel has a higher gross margin percentage (73.1% on average for the year ended December 31, 2007) than we had prior to the Invitel Acquisition.

In addition to the segment gross margin, consolidated gross margin includes backbone rental expenses, network operating expenses and direct personnel expenses, which increased as a result of the inclusion of Invitel and Tele2.

Mass Market Voice

Our Mass Market Voice gross margin for the year ended December 31, 2007 was $86.7 million compared to $26.3 million for the year ended December 31, 2006, representing an increase of $60.4 million or 230%. This increase is mainly due to the inclusion of Invitel’s and Tele2 Hungary’s Mass Market Voice gross margin of $56.7 and the 15% appreciation in the Hungarian forint against of the U.S. dollar.

Our Mass Market Voice gross margin, after eliminating the impact of the Invitel Acquisition and the Tele2 Hungary Acquisition, in functional currency terms has decreased from $30.1 million for the year ended December 31, 2006 to $30.0 million for the year ended December 31, 2007. The level of gross margin in 2007 and 2006 is the result of the (i) the decrease in Mass Market Voice revenue inside our historical concession areas; offset by (ii) the increase in Mass Market voice revenue outside our historical concession areas and (iii) the reduction in interconnect charges, which resulted in lower cost of sales for the year ended December 31, 2007 than in the prior year.

Business

Our Business gross margin for the year ended December 31, 2007 was $90.6 million compared to $51.0 million for the year ended December 31, 2006, representing a $39.6 million or 78% increase. The increase was primarily due to the inclusion of Invitel’s Business gross margin of $40.9 million and the 15% appreciation in the Hungarian forint against the U.S. dollar, offset by a decrease in Business gross margin in PanTel.

Our Business gross margin, after the elimination of the impact of the Invitel Acquisition, in functional currency terms has decreased by approximately 15% from $58.3 million for the year ended December 31, 2006 to $49.7 million for the year ended December 31, 2007, which is in line with the reduction of Business revenue between the two periods.

Mass Market Internet

Our Mass Market Internet gross margin increased by $24.8 million from $3.2 million for the year ended December 31, 2006 to: $28.0 million for the year ended December 31, 2007. This increase is primarily due to: (i) the inclusion of Invitel’s Mass Market Internet gross margin, which resulted in $22.9 million of additional gross margin; and (ii) the 15% appreciation in the Hungarian forint against the U.S. dollar.

Our Mass Market Internet gross margin in functional currency terms, without the effect of the Invitel Acquisition, increased by 42% from $3.6 million for the year ended December 31, 2006 to $5.1 million for the year ended December 31, 2007. This increase is due to the increase in Mass Market Internet revenue during the period.

Wholesale

Our Wholesale gross margin increased by $12.7 million or 36% from $35.4 million for the year ended December 31, 2006 to $48.1 million for the year ended December 31, 2007. This increase is primarily attributable to (i) the inclusion of Invitel’s Wholesale gross margin, which resulted in an additional gross margin of $6.4 million; and (ii) the 15% appreciation in the Hungarian forint against the U.S. dollar.

Our Wholesale gross margin, after the exclusion of the impact of the Invitel Acquisition, in functional currency terms, has increased by 3% from $40.6 million for the year ended December 31, 2006 to $41.7 million for the year ended December 31, 2007. This increase is mainly due to an increase in revenue generated from higher margin data network services, offset in part by a decrease of relatively low margin, high volume Wholesale voice revenue.

Selling, General and Administrative

	Year Ended December 31,
(dollars in millions)	2007	2006
		As Restated
Segment selling, general and administrative	$119.1	$59.8

Our selling, general and administrative expenses, at the segment level, increased by $59.3 million from $59.8 million for the year ended December 31, 2006 to $119.1 million for the year ended December 31, 2007. This 99% increase is mainly attributable to: (i) the inclusion of selling, general and administrative expenses of Invitel and Tele2 Hungary, which resulted in an increase of $51.9 million; (ii) expenses incurred as a result of the Invitel Acquisition and Tele2 Hungary Acquisition, including integration expenses of $13.2 million; and (iii) the 15% appreciation of the Hungarian forint against the U.S. dollar.

The following table presents a reconciliation of segment selling, general and administrative expenses to selling, general and administrative expenses as per our Consolidated Statement of Operations and Comprehensive income for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
(dollars in millions)	2007	2006
		As Restated
Segment selling, general and administrative	$119.1	$59.8
Backbone rental expenses	(15.6)	(9.7)
Network operating expenses	(18.5)	(8.8)
Direct personnel expenses	(18.7)	(6.2)

Total selling, general and administrative	$66.3	$35.1

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Tele2 Hungary Acquisition.

Severance Expense

	Year ended December 31,
(dollars in millions)	2007	2006
Severance expense	$9.1	$0.7

Our severance expenses for year ended December 31, 2007, of $9.1 million, are primarily due to the termination costs related to our restructuring of operations following the Invitel Acquisition.

Our severance expenses for the year ended December 31, 2006, of $0.7 million, are primarily due to the termination costs related to an officer of the Company, as well as other individually insignificant severance costs related to a workforce reduction.

Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2007	2006
Depreciation and amortization	$79.0	$26.1

Depreciation and amortization increased by $52.9 million from $26.1 million for the year ended December 31, 2006 to $79.0 million for the year ended December 31, 2007. This increase is mainly due to: (i) the inclusion of Invitel’s and Tele2 Hungary’s depreciation and amortization charges, which resulted in additional depreciation and amortization expense of $44.8 million; (ii) the depreciation of prior year capital expenditures of Hungarotel and PanTel, which resulted in $1.7 million higher depreciation and amortization charges; (iii) the impairment of the PanTel brand name in the amount of $1.2 million due to the fact that we decided to market our products under the Invitel brand name following the Invitel Acquisition; and (iv) the 15% appreciation in the Hungarian forint against the U.S. dollar.

Income from Operations

	Year Ended December 31,
(dollars in millions)	2007	2006
		As Restated
Income from operations	$46.2	$29.3

As a result of the factors described above, income from operations increased by $16.9 million or 58% from $29.3 million for the year ended December 31, 2006 to $46.2 million for the year ended December 31, 2007.

Foreign Exchange Gains / (Losses), Net

	Year Ended December 31,
(dollars in millions)	2007	2006
Foreign exchange gains (losses), net	$(6.5)	$1.1

Our foreign exchange losses of $6.5 million for the year ended December 31, 2007 resulted primarily from unrealized losses due to the revaluation of our euro denominated borrowings at period end as a result of the weakening of the Hungarian forint against the euro during the year ended December 31, 2007.

Our foreign exchange gains for the year ended December 31, 2006 resulted primarily from the strengthening of the Hungarian forint against the euro on the Company’s average EUR 123.3 million denominated debt outstanding during the period.

Interest Expense

	Year Ended December 31,
(dollars in millions)	2007	2006
Interest expense	$58.7	$14.9

Interest expense increased by $43.8 million from $14.9 million for the year ended December 31, 2006 to $58.7 million for the year ended December 31, 2007. This increase is mainly due to: (i) the inclusion of Invitel’s interest expense, which resulted in an additional $40.1 million of interest expense; (ii) the additional interest expense of $13.7 million as a result of the issuance of the 2007 Notes in connection with the Invitel Acquisition; and (iii) the 15% appreciation in the Hungarian forint against the U.S. dollar.

Interest Income

	Year Ended December 31,
(dollars in millions)	2007	2006
Interest income	$1.3	$1.3

Interest income was $1.3 million for the year ended December 31, 2006 and $1.3 million for the year ended December 31, 2007. Interest income was realized on our cash balance during the period.

Gains / (Losses) from Fair Value Changes of Derivative Financial Instruments

	Year Ended December 31,
(dollars in millions)	2007	2006
		As Restated
Gains / (losses) from fair value changes of derivative financial instruments	$(54.0)	$2.3

The $54.0 million loss on the fair value changes of derivatives for the year ended December 31, 2007 is primarily due to: (i) changes in the unrealized fair value of the hedges entered into in connection with the debt assumed as part of the Invitel Acquisition; (ii) a realized loss on closed interest rate swap contracts of $7.5 million; and (iii) the depreciation of the Hungarian forint against the euro during the year.

Gains / (Losses) from Fair Value Change of Warrants

	Year Ended December 31,
(dollars in millions)	2007	2006
Gains / (losses) from fair value change of warrants	$(15.1)	$3.3

In May 1999, we issued notes (the “Notes”) in an aggregate amount of $25.0 million with detachable warrants (the “Warrants”) to purchase 2,500,000 shares of our Common Stock at a price of $10 per share. The Notes were canceled upon the exercise of the Warrants by TDC, our majority stockholder, on March 28, 2007.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recorded a non-cash gain of $3.3 million for the year ended December 31, 2006, relating to the change in the fair value of the Warrants driven by the change in the Company’s stock price during the period and a loss of $15.1 million upon exercise of the Warrants.

Income Tax Benefit / (Expense)

	Year Ended December 31,
(dollars in millions)	2007	2006
		As Restated
Corporate tax	(0.5)	(1.7)
Local business tax	(6.6)	(3.9)

Current tax benefit / (expense)	(7.1)	(5.6)
Deferred tax benefit / (expense)	3.8	0.3

Total income tax benefit / (expense)	$(3.3)	$(5.3)

Our income tax expense decreased by $2.0 million from an expense of $5.3 million for the year ended December 31, 2006 to an expense of $3.3 million for the year ended December 31, 2007, primarily due to the inclusion of Invitel’s and Tele2 Hungary’s current tax and the 15% appreciation in the Hungarian forint against the U.S. dollar offset by the deferred tax benefit recognized for the year.

Net Income / (Loss) Attributable to Common Stockholders

	Year Ended December 31,
(dollars in millions)	2007	2006
		As Restated
Net income / (loss) attributable to common stockholders	$(96.6)	$16.4

As a result of the factors discussed above, we recorded a net loss attributable to common stockholders of $96.6 million, or $6.23 per basic share and $6.23 per share on a diluted basis, for the year ended December 31, 2007 compared to a net gain attributable to common stockholders of $16.4 million, or $1.28 per basic share and $1.04 per share on a diluted basis, for the year ended December 31, 2006.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The functional currency of our Hungarian subsidiaries is the Hungarian forint and the functional currency of our subsidiaries outside Hungary is the applicable local currency. The average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2006 was 210.39, as compared to an average Hungarian forint/U.S. dollar exchange rate for the year ended December 31, 2005 of 199.59. When comparing the year ended December 31, 2006 to the year ended December 31, 2005, it should be noted that all U.S. dollar reported amounts have been affected by this 5% depreciation in the Hungarian forint against the U.S. dollar. When comparing the years it should be noted that the 2005 results include PanTel for ten months, while the 2006 results include PanTel for 12 months of operation. Certain 2006 and 2005 amounts have been restated. See Note 1(c) in notes to Consolidated Financial Statements.

Revenue

	Year Ended December 31,
(dollars in millions)	2006	2005	% change
	As Restated
Mass Market Voice	$33.5	$37.1	(10%)
Business	70.7	65.2	8%
Mass Market Internet	3.3	2.0	65%
Wholesale	81.8	75.3	9%

Total Revenue	189.3	179.6	5%

Our operating revenue increased by $9.7 million or 5% from $179.6 million for the year ended December 31, 2005 to $189.3 million for the year ended December 31, 2006. This increase is attributable to the factors described below.

Mass Market Voice

Mass Market Voice revenue for the year ended December 31, 2006 was $33.5 million compared to $37.1 million for the year ended December 31, 2005. This $3.6 million or 10% decrease in Mass Market Voice revenue reflects: (i) a significant number of disconnections due to tariff changes during the fourth quarter of 2005; (ii) continued mobile substitution; (iii) competition from other service providers, such as cable television operators providing voice services and (iv) increased competition from other telecommunications service providers offering Carrier Selection (“CS”) and Carrier Pre-Selection services (“CPS”) inside the Hunagrotel historical concession areas offset in part by (v) an increase in the number of customers outside the Hungarotel historical concession areas.

We had a 4% decrease in total Mass Market Voice telephone lines within the Hungarotel historical concession areas from approximately 130,000 as of December 31, 2005, to approximately 125,000 as of December 31, 2006. This decrease was offset by an increase in the number of Mass Market Voice Carrier Selection (“CS”) and Carrier Pre-Selection (“CPS”) customers outside the Hungarotel historical concession areas from approximately 19,000 customers as of December 31, 2005 to approximately 44,000 customers as of December 31, 2006 due to an increase in the CS and CPS activities that were launched during the second quarter of 2005.

In response to regulatory and competitive pressures in the Hungarotel historical concession areas, we introduced new monthly tariff packages to our customers as of October 1, 2005. The newly introduced packages provided for a re-balancing between monthly subscription fees and calling tariffs, whereby monthly subscription fees were increased and calling tariffs were reduced. The newly introduced packages also included a certain number of “free” minutes per month for each customer. Between October 1, 2005, when the new monthly packages were introduced, and December 31, 2005, we lost approximately 20,400 Mass Market Voice telephone lines, or 14% of the Mass Market Voice telephone lines in the Hungarotel historical concession areas as of September 30, 2005. This disconnection rate was principally due to the package re-balancing. During 2006, the disconnection rate returned to levels similar to the months preceding Hungarotel’s package re-balancing in October 2005.

Business

Business revenue increased from $65.2 million for the year ended December 31, 2005 to $70.7 million for the year ended December 31, 2006, mainly due to the inclusion of PanTel’s results for the full year in 2006 while only 10 months were included in 2005, which had an impact of a $4.8 million increase in Business revenue in 2006.

In the Business segment we had approximately 13,000 voice telephone lines within the Hungarotel historical concession areas and approximately 43,000 direct access and approximately 7,000 indirect access voice telephone lines outside the Hungarotel historical concession areas as of December 31, 2006 compared to approximately 12,000 voice telephone lines within the Hungarotel historical concession areas and approximately 46,000 direct access and approximately 7,000 indirect access voice telephone lines outside the Hungarotel historical concession areas as of December 31, 2005. Out of the total Business lines, we had approximately 700 DSL lines and approximately 6,000 leased lines as of December 31, 2006 compared to approximately 400 DSL lines and approximately 6,000 leased lines as of December 31, 2005.

Mass Market Internet

Our Mass Market Internet revenue increased by $1.3 million from $2.0 million for the year ended December 31, 2005 to $3.3 million for the year ended December 31, 2006. This increase is primarily due to the increase in the number of broadband DSL lines during the year. The number of broadband DSL lines increased from approximately 4,000 lines as of December 31, 2005 to approximately 10,000 lines as of December 31, 2006.

Wholesale

Wholesale revenue increased by $6.5 million or 9% from $75.3 million in 2005 to $81.8 million in 2006. The increase is primarily a result of the inclusion of PanTel’s Wholesale revenue for the whole year in 2006, whereas only 10 months were included in 2005.

Cost of Sales

	Year Ended December 31,
(dollars in millions)	2006	2005
Segment cost of sales	$73.3	$62.1

Cost of sales, at the segment level, totaled $73.3 million and $62.1 million for the years ended December 31, 2006 and 2005, respectively, and showed an increase of $11.2 million or 18%. This increase is mainly attributable to the inclusion of PanTel’s cost of sales for the full year in 2006, while only 10 months were included in 2005.

The following table presents a reconciliation of segment cost of sales to cost of sales as per our Consolidated Statement of Operations and Comprehensive income for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
(dollars in millions)	2006	2005
Segment cost of sales	$73.3	$62.1
Backbone rental expenses	9.7	8.2
Network operating expenses	8.8	7.6
Direct personnel expenses	6.2	7.4

Total cost of sales	$98.0	$85.3

The change in the amounts of reconciling items is primarily due to the inclusion of PanTel’s cost of sales for the full year in 2006, while only 10 months were included in 2005.

Gross margin

	Year Ended December 31,
(dollars in millions)	2006	2005	% change
	As Restated
Mass Market Voice	$26.3	$30.0	(12%)
Business	51.0	50.5	1%
Mass Market Internet	3.2	2.0	60%
Wholesale	35.4	35.0	1%

Segment Gross Margin	115.9	117.5	(1%)
Segment Gross Margin %	61.2%	65.4%

Our segment gross margin decreased from $117.5 million for the year ended December 31, 2005 to $115.9 million for the year ended December 31, 2006, a decrease of $1.6 million or 1%. This decrease is attributable to the factors described below.

Our segment gross margin percentage decreased from 65.4% in 2005 to 61.2% in 2006. The decrease is primarily due to the inclusion of PanTel’s costs of sales for the full year in 2006 while only 10 months of cost of sales was included in 2005, which was offset by the reduction in interconnect rates during 2006. Gross margin percentage in PanTel is lower than that in Hungarotel due to the nature of its business.

In addition to the segment gross margin, consolidated gross margin includes backbone rental expenses, network operating expenses and direct personnel expenses, which increased as a result of the inclusion of PanTel for the full year in 2006 while only 10 months were included in 2005.

Mass Market Voice

Our Mass Market Voice gross margin for the year ended December 31, 2006 was $26.3 million compared to $30.0 million for the year ended December 31, 2005, representing a decrease of $3.7 million or 12%. This decrease is primarily due to the decrease in Mass Market Voice revenues.

Business

Our Business gross margin for the year ended December 31, 2006 was $51.0 million compared to $50.5 million for the year ended December 31, 2005, representing a $0.5 million or 1% increase. This increase is in line with the increase in Business revenue between the two periods, mainly as a result of inclusion of PanTel’s gross margin for the full year in 2006 while only 10 months of revenue were included in 2005.

Mass Market Internet

Our Mass Market Internet gross margin increased by $1.2 million from $2.0 million for the year ended December 31, 2005 to $3.2 million for the year ended December 31, 2006. This increase is primarily due to the increase in our broadband Internet customer base during the period.

Wholesale

Our Wholesale gross margin increased by $0.4 million or 1% from $35.0 million for the year ended December 31, 2005 to $35.4 million for the year ended December 31, 2006. This increase is primarily attributable to: (i) the increase in Wholesale revenue; (ii) the change in the revenue mix to higher margin Wholesale data business; (iii) the decrease in regulated interconnection prices; and (iv) the inclusion of PanTel’s gross margin for the full year in 2006 while only 10 months were included in 2005.

Selling, General and Administrative

	Year ended December 31,
(dollars in millions)	2006	2005
	As Restated
Segment selling, general and administrative	$59.8	$61.0

Selling, general and administrative expenses decreased by $1.2 million or 2% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This decrease is mainly due to a $1.1 million reversal in 2006 of the provision booked in 2005 for amounts due from the Universal Service Fund, partly offset by the inclusion of PanTel’s selling, general and administrative expenses for the full year for the year ended December 31, 2006 while only 10 months were included in 2005. The costs related to the Sarbanes Oxley Internal Control compliance project remained consistent at approximately $1.4 million in 2006 and 2005.

The following table presents a reconciliation of segment selling, general and administrative expenses to selling, general and administrative expenses as per our Consolidated Statement of Operations and Comprehensive income for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
(dollars in millions)	2006	2005
	As Restated
Segment selling, general and administrative	$59.8	$61.0
Backbone rental expenses	(9.7)	(8.2)
Network operating expenses	(8.8)	(7.6)
Direct personnel expenses	(6.2)	(7.4)

Total selling, general and administrative	$35.1	$37.8

The change in the amounts of reconciling items is primarily due to the inclusion of PanTel’s cost of sales for the full year in 2006, while only 10 months were included in 2005.

Severance Expense

	Year ended December 31,
(dollars in millions)	2006	2005
Severance expense	$0.7	$2.5

Our severance expenses for year ended December 31, 2006, of $0.7 million, are primarily due to the termination costs related to an officer of the Company, as well as other individually insignificant severance costs related to a workforce reduction.

Our severance expenses for the year ended December 31, 2005 are related to a workforce reduction plan that we committed to in order to reduce operating expenses. The plan involved approximately 200 employees, primarily within the network and sales and marketing departments of Hungarotel. The cost of the plan amounted to $2.5 million and was based upon Hungarian statutory and union requirements.

Depreciation and Amortization

	Year ended December 31,
(dollars in millions)	2006	2005
Depreciation and amortization	$26.1	$24.0

Depreciation and amortization charges increased by $2.1 million or 9%. This increase is primarily due to the inclusion of PanTel’s depreciation and amortization expenses for the full year in 2006, while only 10 months were included in 2005.

Income from Operations

	Year ended December 31,
(dollars in millions)	2006	2005
	As Restated
Income from operations	$29.3	$30.0

As a result of the factors discussed above, income from operations decreased by $0.7 million or 2% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Contributing to such a decrease was a lower gross margin and lower selling, general and administrative expenses and higher depreciation and amortization expenses.

Foreign Exchange Gains / (Losses), Net

	Year ended December 31,
(dollars in millions)	2006	2005
Foreign exchange gains / (losses), net	$1.1	$(8.5)

Our foreign exchange gains for the year ended December 31, 2006 resulted primarily from (i) the strengthening of the Hungarian forint against the euro and U.S. dollar on our average EUR 123.3 million denominated debt outstanding between December 31, 2005 and December 31, 2006. At December 31, 2006, the Hungarian forint had strengthened by approximately 0.2% against the euro as compared to the December 31, 2005 level, and by 11.5% against the U.S. dollar as compared to the December 31, 2005 level.

Our foreign exchange losses for the year ended December 31, 2005 resulted primarily from: (i) the weakening of the Hungarian forint against the euro on Hungarotel’s average EUR 80 million denominated debt outstanding between February 21, 2005 (refinancing date) and December 31, 2005; (ii) the weakening of the Hungarian forint against the euro on PanTel’s average EUR 64 million denominated debt outstanding between February 28, 2005 (refinancing date) and December 31, 2005; and by (iii) the weakening of the Hungarian forint against the U.S. dollar on the Company’s EUR 9.5 million denominated inter-company loan between February 28, 2005 and December 31, 2005. At December 31, 2005, the Hungarian forint had weakened by approximately 3.6% against the euro as compared to the February 21, 2005 level, 4.2% against the euro as compared to the February 28, 2005 level and the U.S. dollar had strengthened by approximately 17% against the Hungarian forint as compared to the February 28, 2005 level.

Interest Expense

	Year ended December 31,
(dollars in millions)	2006	2005
Interest expense	$14.9	$12.6

Interest expense increased by 18% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This is due to higher average interest rates paid on our borrowings during the year ended December 31, 2006 compared to the year ended December 31, 2005, partially offset by lower average debt levels outstanding between the periods.

Interest Income

	Year ended December 31,
(dollars in millions)	2006	2005
Interest income	$1.3	$0.9

Interest income increased 44% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, due to higher interest rates on Hungarian forint deposits between the periods.

Gains / (Losses) from Fair Value Change of Derivative Financial Instruments

	Year ended December 31,
(dollars in millions)	2006	2005
	As Restated
Gains / (losses) from fair value changes of derivative financial instruments	$2.3	$(0.3)

Gains / (losses) from fair value change of derivative financial instruments for the year ended December 31, 2006 relate to the fair value change of our interest rate swaps, which amounted to a gain of $2.3 million for the year ended December 31, 2006. The gain recorded in 2006 was the result of a favorable change in interest rates between the swap contract date and December 31, 2006.

Gains / (Losses) from Fair Value Change of Warrants

	Year ended December 31,
(dollars in millions)	2006	2005
Gains / (losses) from fair value change of warrants	$3.3	$(1.5)

In May 1999, we issued notes (the “Notes”) in an aggregate amount of $25.0 million with detachable warrants (the “Warrants”) to purchase 2,500,000 shares of our Common Stock at a price of $10 per share. The Notes were canceled upon the exercise of the warrants by TDC, our majority stockholder, on March 28, 2007.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recorded a non-cash gain of $3.3 million for the year ended December 31, 2006, relating to the change in the fair value of the Warrants driven by the change in our stock price during the period. Fair value changes of Warrants resulted in a non-cash loss of $1.5 million for the year ended December 31, 2005.

Equity in Earnings of Affiliate

	Year ended December 31,
(dollars in millions)	2006	2005
Equity in earnings of affiliate	$—	$0.9

Equity in earnings of affiliate for the year ended December 31, 2005, represented our 25% equity ownership of PanTel in January and February 2005, prior to our acquiring 100% of PanTel on February 28, 2005.

Income Tax Expense

	Year ended December 31,
(dollars in millions)	2006	2005
	As Restated
Current tax expense:
Corporate tax	$(1.7)	$(1.5)
Local business tax	(3.9)	(3.4)

Current tax benefit / (expense)	(5.6)	(4.9)

Deferred tax benefit / (expense)	0.3	(1.5)

Total income tax expense	$(5.3)	$(6.4)

Total income tax expense decreased from $6.4 million for the year ended December 31, 2005 to $5.3 million for the year ended December 31, 2006. This is mainly due to the change in deferred taxes, which has changed to a deferred tax benefit of $0.3 million for the year ended December 31, 2006 from a deferred tax expense of $1.5 million for the year ended December 31, 2005.

Net Income Attributable to Common Stockholders

	Year ended December 31,
(dollars in millions)	2006	2005
	As restated
Net income attributable to common stockholders	$16.4	$1.3

As a result of the factors discussed above, we recorded restated net income attributable to common stockholders of $16.4 million, or $1.28 per basic share or $1.04 per share on a diluted basis, for the year ended December 31, 2006 as compared to net income attributable to common stockholders of $1.3 million, or $0.11 per basic share or $0.10 per share on a diluted basis, for the year ended December 31, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities totalled $104.8 million for the year ended December 31, 2007, compared to $44.6 million for the year ended December 31, 2006. This increase is principally due to: (i) the inclusion of the operating cash provided by Invitel and Tele2 Hungary and (ii) the positive impact of the change in foreign exchange rates during the period.

Net cash used in investing activities was $189.7 million for the year ended December 31, 2007, compared to $18.5 million for the year ended December 31, 2006. This increase is due to: (i) the Invitel Acquisition, which resulted in a $95.2 million increase in investing cash flows; (ii) the Tele2 Hungary Acquisition, which increased investing cash flows by $12.0 million; and (ii) an increase in capital expenditures of $42.1 million to $65.7 million during the year ended December 31, 2007 compared to the year ended December 31, 2006 due to the addition of Invitel.

Financing activities provided net cash of $84.5 million during the year ended December 31, 2007 compared to net cash used by financing activities of $24.4 million during the year ended December 31, 2006. Cash flows from financing activities for the year ended December 31, 2007 mainly resulted from the refinancing of our debt and the issuance of the 2007 Notes in connection with the Invitel Acquisition. Cash flow used in financing activities for the year ended December 31, 2006 reflects repayments of long-term debt.

We have historically funded our capital requirements primarily through a combination of debt, equity and vendor financing. Our debt arrangements as of December 31, 2007 include the following the following.

Credit Facility

On February 9, 2005, we entered into a EUR 170 million Credit Facility Agreement (the “Credit Facility”), with a European banking syndicate. The Credit Facility had three facilities. Facility A, in the amount of EUR 84 million, was drawn down by Hungarotel on February 21, 2005 for the purpose of refinancing and terminating Hungarotel’s existing bank credit agreement as well as to partially finance the acquisition of PanTel. Facility B, in the amount of EUR 66 million, was drawn down by PanTel on February 28, 2005 for the purpose of refinancing and terminating PanTel’s existing euro debt. Facility C, in the amount of EUR 20 million provided funds for the repayment of our outstanding notes which were to mature on March 31, 2007.

2007 Refinancing

In connection with the Invitel Acquisition on April 27, 2007, we completed the issuance of EUR 200 million aggregate principal amount of floating rate senior notes maturing in 2013 (the “2007 Notes”), the proceeds of which were used to partly finance the Invitel Acquisition and to refinance the Credit Facility. As part of the Invitel Acquisition, we also assumed an estimated net indebtedness on closing of EUR 389 million (approximately $525 million at closing, the “Assumed Debt”). The Assumed Debt consists primarily of (i) EUR 133 million in aggregate principal amount and accrued interest of Floating Rate Senior PIK Notes due 2013 (the “2006 PIK Notes”), (ii) EUR 145 million in aggregate principal amount of 10  3/4% Senior Notes due 2012 (the “2004 Notes”), and (iii) a Facilities Agreement in the amount of EUR 116 million, which was amended and restated in connection with the Invitel Acquisition (the “Amended Facilities Agreement”). In order to clarify the rights of the creditors under the various debt instruments, we entered into an amended and restated Intercreditor Agreement (the “Intercreditor Agreement”). Summaries of the terms and condition of the 2007 Notes, the 2006 PIK Notes, the 2004 Notes, the Amended Facilities Agreement and the Intercreditor Agreement are set forth below. The summaries do not purport to be complete and are qualified in their entirety by reference to the full text of such documents, copies of which are filed with the Securities and Exchange Commission.

The Amended Facilities Agreement

In connection with the Invitel Acquisition on April 27, 2007, an amendment was made to the Facilities Agreement, dated August 6, 2004, between Matel, Invitel, as borrower, certain subsidiary companies as original guarantors, and certain financial institutions. The Amended Facilities Agreement provides for facilities of up to EUR 145 million (or the euro equivalent thereof), comprised of (i) a euro amortizing term loan of EUR 96.9 million, (ii) a Hungarian forint amortizing term loan of HUF 4,628 million (approximately EUR 18.5 million), (iii) a revolving credit facility of EUR 4.2 million and HUF 200 million (approximately EUR 0.8 million), and (iv) a euro liquidity facility of EUR 25 million. Neither the revolving facility nor the liquidity facility was drawn down in connection with the closing of the Invitel Acquisition.

Advances under the Amended Facilities Agreement bear interest for each interest period at annual rates equal to EURIBOR or BUBOR (based on the Budapest interbank offer rates) plus an applicable margin. The applicable margin is set based on the ratio of all of our senior debt to EBITDA, based on our most recently delivered quarterly management accounts and financial statements. Under the Amended Facilities Agreement, we are obligated to pay customary fees to the lenders, including an up-front fee and a commitment fee in relation to available and undrawn commitments under the revolving facility and the liquidity facility.

Our obligations under the Amended Facilities Agreement are guaranteed and are collateralized by (i) a first ranking pledge of all the share capital of the obligors, (ii) assignments of intercompany loans and any relevant cross guarantees of the obligors from time to time, (iii) a pledge of accounts by the obligors, and (iv) floating charges over all assets. Such security interests also collateralize, on a pari passu basis, all hedging obligations with respect to the Amended Facilities Agreement, the 2007 Notes and the 2004 Notes.

The Amended Facilities Agreement contains certain negative covenants that restrict us (subject to certain agreed upon exceptions) from, among other things, (i) creating or permitting to subsist any security interest over any part of our assets, (ii) merging or consolidating with or into any other person, (iii) selling, transferring, leasing, lending or otherwise disposing of any assets, (iv) incurring or permitting to be outstanding any financial indebtedness (including guarantees), (v) reducing capital or purchasing any class of our shares, (vi) making any investment, including (1) loans to any person, (2) the acquisition of indebtedness or capital or securities of any person, (3) the acquisition of the assets, property or business of any other person, or (4) the creation or acquisition of a subsidiary, (vii) entering into any derivative instruments, (viii) changing the nature of our business or amending our constitutive documents, (ix) entering into any agreement or arrangement other than on an arm’s-length basis, (x) paying dividends or making any repayment, prepayment or redemption of principal under any subordinated finance documents except the issuance of the 2007 Notes or in exchange for equity of an obligor, (xi) changing the ownership structure of the Company, and (xii) maintaining any bank account that has a credit balance with any person that is not a lender under the Amended Facilities Agreement.

Additionally, the Amended Facilities Agreement requires us to maintain specified consolidated financial ratios, such as leverage ratios (total senior debt to EBITDA and total debt to EBITDA), an interest coverage ratio (EBITDA to total debt interest charges) and a fixed charge coverage ratio (EBITDA minus capital expenditure minus cash taxes to total debt charges).

Under the terms of the Amended Facilities Agreement, we are required to observe certain affirmative undertakings, including, but not limited to, undertakings relating to (i) maintenance of all relevant consents, authorizations and licenses, (ii) conduct of business, (iii) periodic financial statements, management accounts and reports, (iv) auditors and information, (v) insurance and inspection, (vi) notification of environmental claims and expenditures, (vii) compliance with laws, (viii) taxes, and (ix) maintenance of a cost capitalization policy and an interest rate hedging policy.

The term facilities are amortizing term loans with a maturity date of June 30, 2011. No amount repaid or prepaid in relation to the term facilities may be redrawn.

The revolving facility and the liquidity facility are each repayable in an amount equal to 100% of the principal amount outstanding on June 29 and December 30 of each calendar year until the maturity date of June 30, 2011.

Subject to certain exceptions, all loans under the Amended Facilities Agreement will be required to be prepaid upon the occurrence of certain change of control events. Voluntary prepayments and cancellations are permitted.

The Amended Facilities Agreement contains certain events of default customary for senior debt financings as well as an event of default related to Matel Holdings engaging in non-holding company-related activities, the occurrence of which would preclude further borrowings under the revolving facility and permit the lenders to accelerate all outstanding loans and terminate their commitments under the facilities.

The 2007 Notes

Upon the completion of the Invitel Acquisition on April 27, 2007, we completed the issuance of the 2007 Notes. We received EUR 189 million following the payment of financing costs associated with the issuance of the 2007 Notes in the amount of EUR 11 million, which costs were deferred and will be amortized to interest expense using the effective interest method over the term of the 2007 Notes. The proceeds from the issuance of the 2007 Notes were used to partly finance the Invitel Acquisition and to refinance the indebtedness of Hungarotel and PanTel.

The 2007 Notes mature on February 1, 2013 and bear interest at a rate of EURIBOR plus 3.0% per annum, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2007. The 2007 Notes are guaranteed by some of our subsidiaries. The 2007 Notes and subsidiary guarantees are collateralized by second-priority liens over certain inter-company funding loans, the capital stock of some of our subsidiaries, which liens rank pari passu with the liens over such assets collateralizing our obligations under the 2004 Notes described below.

We have the option to redeem the 2007 Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2007 Notes indenture (the “2007 Notes Indenture”). In the event of a change of control, we must make an offer to purchase the 2007 Notes at a purchase price equal to 101% of the principal amount thereof. We are also required to offer to purchase the 2007 Notes with the excess proceeds following certain asset sales at a purchase price equal to 100% of the principal amount thereof.

The 2007 Notes Indenture contains covenants restricting our ability to, among other things, (i) incur additional indebtedness or issue preferred shares, (ii) make investments and certain other restricted payments, (iii) issue or sell shares in subsidiaries, (iv) agree to restrictions on the payment of dividends by subsidiaries, (v) enter into transactions with affiliates, (vi) create certain liens, (vii) merge, consolidate or combine with other entities, (viii) layer debt, (ix) designate subsidiaries as unrestricted subsidiaries, (x) engage in unrelated business activities and (xi) impair any security interests. The 2007 Indenture also contains customary events of default, including non-payment of principal, interest, premium or other amounts, violation of covenants, bankruptcy events, cross-defaults, material judgments and invalidity of any guarantee, security document or security interest.

The 2006 PIK Notes

On October 30, 2006, Invitel Holdings issued the 2006 PIK Notes pursuant to an Indenture, dated as of October 30, 2006 (the “2006 PIK Notes Indenture”). In connection with the closing of the Invitel Acquisition on April 27, 2007, we entered into a supplemental indenture with Invitel Holdings and the 2006 PIK Notes Indenture trustee, pursuant to which we replaced Invitel Holdings as the issuer of the 2006 PIK Notes and assumed all of the rights and obligations of the issuer under the 2006 PIK Notes Indenture.

Interest on the 2006 PIK Notes is payable quarterly in cash or in the form of additional 2006 PIK Notes at an annual rate of EURIBOR plus 8.25%, reset quarterly, plus a ratchet margin, on January 15, April 15, July 15 and October 15 of each year beginning January 15, 2007. The ratchet margin is zero for the period to but excluding October 15, 2009 and 2.00% if the consolidated leverage ratio of our subsidiary Matel is greater than 2.50 to 1.00 for any interest period beginning on or after October 15, 2009. The maturity date of the 2006 PIK Notes is April 15, 2013.

Our obligations under the 2006 PIK Notes are general unsubordinated obligations and are collateralized by a first priority lien over the shares of Matel Holdings and are effectively subordinated to all existing and future debt of our subsidiaries.

We have the option to redeem the 2006 PIK Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2006 PIK Notes Indenture. In the event of a change of control, we must make an offer to purchase the 2006 PIK Notes at a purchase price equal to 101% of the principal amount thereof. We are also required to make an offer to purchase the 2006 PIK Notes with the excess proceeds following certain asset sales at a purchase price equal to 100% of the principal amount of thereof.

The 2006 PIK Notes Indenture contains covenants restricting our ability to, among other things, (i) incur additional indebtedness or issue preferred shares, (ii) make investments and certain other restricted payments, (iii) enter into transactions with affiliates, (iv) create certain liens, (v) enter into sale and leaseback transactions, (vi) issue or sell shares of subsidiaries, (vii) merge, consolidate or combine with other entities, (viii) designate subsidiaries as unrestricted subsidiaries, (ix) engage in unrelated business activities and (x) impair any security interests. The 2006 PIK Notes Indenture also contains customary events of default, including, among other things, non-payment of the principal, interest or premium, if any, on any 2006 PIK Notes, certain failures to comply with any covenant of the 2006 PIK Notes Indenture, certain defaults under other indebtedness, failure to pay certain indebtedness or judgments, bankruptcy or insolvency events and invalidity of any security document or security interest.

The 2004 Notes

In August 2004, Matel issued the 2004 Notes pursuant to an Indenture (the “2004 Notes Indenture”) with a trustee, and, as subsidiary guarantors, Matel’s subsidiaries Invitel and V-Holding.

Interest on the 2004 Notes is payable semi-annually at an annual rate of 10.75% on February 15 and August 15 of each year, beginning on February 15, 2005.

We have the option to redeem the 2004 Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2004 Notes Indenture. Upon certain change of control events, we are required to make an offer to purchase all of the 2004 Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. We are also required to offer to purchase the 2004 Notes with the excess proceeds from certain sales of assets at 100% of the principal amount of the 2004 Notes, plus accrued and unpaid interest to the date of repurchase.

Our obligations under the 2004 Notes are guaranteed on a senior subordinated basis by some of our subsidiaries that guaranteed our obligations under the 2007 Notes and are collateralized by the same collateral securing the 2007 Notes.

The 2004 Notes Indenture contains covenants which, among other things, limit the ability of Matel and its restricted subsidiaries to (i) incur additional indebtedness and issue preferred shares, (ii) make certain restricted payments and investments, (iii) transfer or sell assets, (iv) enter into transactions with affiliates, (v) create certain liens, (vi) create restrictions on the ability of some of our subsidiaries to pay dividends or other payments to Matel, (vii) guarantee other indebtedness, (viii) enter into sale and leaseback transactions, (ix) issue or sell shares of certain restricted subsidiaries, (x) merge, consolidate, amalgamate or combine with other entities, (xi) designate restricted subsidiaries as unrestricted subsidiaries, and (xii) engage in any business other than a permitted business. The 2004 Notes Indenture also contains customary events of default, including, among others, the non-payment of principal, interest or premium on the 2004 Notes, certain failures to perform or observe any other covenant in the 2004 Notes Indenture, the occurrence of certain defaults under other indebtedness, failure to pay certain indebtedness or judgments, bankruptcy or insolvency events and invalidity of any guarantee, security document or security interest.

Bridge Financing

In connection with the Memorex Acquisition, we received committed financing on a certain funds basis from Merrill Lynch International (“ML”) and BNP Paribas (“BNPP”) containing the terms for, among other matters, (i) the bridge debt financing and any required interim financing (the “Bridge Financing”) necessary to fund the Memorex Acquisition (including the transaction costs and any refinancing costs of the Memorex assumed debt) and (ii) the refinancing of the Bridge Financing with longer-term financing, and we have engaged ML and BNPP to act on our behalf in connection with these transactions.

We may be required to obtain consent to certain amendments and/or waivers from existing lenders under our existing bank credit facilities agreement and the related documentation in order for us to complete and finance the Memorex Acquisition. We have also received committed financing on a certain funds basis from ML and BNPP in relation to, among other matters, (i) the purchase of the rights and obligations of any non-consenting lender under the our existing bank credit facilities agreement and the related documentation and, if necessary, (ii) the provision of interim financing, in addition to permanent financing, on terms and conditions similar to the our existing bank credit facilities agreement and the related documentation.

Intercreditor Agreement

In order to reflect the new obligations under the 2007 Notes and previously disclosed hedging obligations and to establish the relative rights of certain of our creditors under our financing arrangements (including priority of claims and subordination), we entered into an Intercreditor Agreement with, among others, the lenders under the Amended Facilities Agreement, certain hedging counterparties, the security trustee, the trustee for the 2007 Notes and the trustee for the 2004 Notes. The Intercreditor Agreement provides that if there is an inconsistency between the provisions of the Intercreditor Agreement (regarding subordination, turnover, ranking and amendments only), and certain other documents, including the 2007 Notes Indenture governing the 2007 Notes, the Intercreditor Deed will prevail.

Our major contractual cash obligations as of December 31, 2007 (at December 31, 2007 exchange rates) are as follows:

Cash Payments Due by Period

($ in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt (1)	$1,223,476	$89,726	$185,058	$308,549	$640,143
Interest Rate Swap Agreements	35,871	21,929	13,942	—	—
Lease Commitments to Telecommunication Providers	23,483	4,596	7,723	3,767	7,397
Other Operating Leases	4,576	2,729	1,475	306	66
Capital Leases	472	459	13	—	—
Total	$1,287,878	$119,439	$208,211	$312,622	$647,606

(1)	Long-term debt includes interest payment obligations calculated by rates of interest for the respective debt arrangements as follows: 7.5% for the HUF tranche of the Amended Facilities Agreement, 4.5% for the EUR tranche of the Amended Facilities Agreement, 4.5% for the 2007 Notes, 4.5% for the 2006 PIK Notes and 10.75% for the 2004 Notes.

We believe that cash provided by our operating activities and our financing activities will provide adequate resources to satisfy our working capital requirements, scheduled principal and interest payments on debt and anticipated capital expenditure requirements.

Inflation and Foreign Currency

During the year ended December 31, 2007, the Hungarian forint weakened against the euro and appreciated against the U.S. dollar as compared to year-end 2006 levels. The appreciation against the U.S. dollar is primarily explained by the significant strengthening of the euro against the U.S. dollar.

Overall this resulted in a net foreign exchange loss of $6.5 million for the year ended December 31, 2007 compared to the net foreign exchange gain of $1.1 million for the year ended December 31, 2006. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” (Market Risk Exposure below).

Approximately 82% of our total revenues are denominated in Hungarian forints and our operating and other expenses, including capital expenditures, are predominantly in Hungarian forints but also in U.S. dollars and euros. In addition, certain items in the balance sheet accounts are denominated in currencies other than the functional currencies of the operating subsidiaries. Accordingly, when such accounts are translated into the functional currency, we are subject to foreign exchange gains and losses which are reflected as a component of earnings. When the subsidiaries financial statements are translated into U.S. dollars for financial reporting purposes, we are subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

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

Related Party Transactions

The net balance of receivables from and payables to related parties was a net payable to TDC in the amount of $1,400,000 at December 31, 2007. This represents cumulative preferred stock dividends in arrears payable to TDC in the amount of $850,000, an accrual of $453,000 for strategic projects; $201,000 for the costs for various individuals employed by TDC who have performed work for us and a net $104,000 receivable in connection with the transport of international voice, data and Internet traffic over the Company’s and TDC’s respective telecommunications networks for each other and other items.

On March 28, 2007, TDC exercised its warrants to purchase 2,500,000 shares of our Common Stock in exchange for notes issued by us and held by TDC in the principal amount of $25 million. As of December 31, 2007, TDC owned 64% of our outstanding Common Stock and 30,000 shares of our preferred stock convertible into 300,000 shares of Common Stock.

Robert Dogonowski, Jesper Theill Eriksen, Carsten Dyrup Revsbech and Henrik Scheinemann, current directors of the Company, are officers of TDC. Torben V. Holm was an employee of TDC when he served as our President and Chief Executive Officer and as the head of management’s executive committee through April 2007. Alex Wurtz was also an employee of TDC when he served as our head of Corporate Business Development and as a member of management’s executive committee through April 2007.

For Mr. Holm, we paid EUR 981,371 (approximately $1.4 million) for his services for the period from May 2005 through April 2007. We were also responsible for paying other costs pertaining to Mr. Holm, including housing in Budapest and for certain of Mr. Holm’s travel costs back to his home in Denmark.

For Mr. Wurtz, we paid EUR 501,707 (approximately $0.7 million) for his services for the period from June 2005 through April 2007. We were also responsible for paying Mr. Wurtz’s housing in Budapest.

All of the directors of the Company are covered by a directors and officers liability policy taken out by TDC. As of December 31, 2007, we had approximately $302,000 in expenses for our portion of the overall premium paid by TDC.

We have agreements in place with TDC, pursuant to which TDC and the Company transport international voice, data and Internet traffic for each other over our respective telecommunications networks. For the years ended December 31, 2007 and 2006, we transported these services for TDC in the amount of approximately $2,117,000 and $1,825,000, respectively, pursuant to such agreements. For the years ended December 31, 2007 and 2006, we agreed to pay TDC an amount of approximately $866,000 and $691,000, respectively, pursuant to such agreements.

Unaudited pro-forma consolidated financial information of Matel

In connection with the Invitel Acquisition on April 27, 2007, our subsidiary Holdco II issued Floating Rate Senior Notes (the “2007 Notes”) in the amount of EUR 200 million due 2013 (as described in Note 8 in the Notes to the Consolidated Financial Statements). All liabilities and obligations relating to the 2007 Notes were transferred to our subsidiary Matel after the consummation of the Invitel Acquisition. Matel is the direct parent company of Invitel and the indirect parent of our other operating subsidiaries. We use Matel as a financing entity.

Matel is required to furnish to the holders of the 2007 Notes and 2004 Notes all annual and quarterly reports required to be filed with the U.S. Securities and Exchange Commission, which reports are required to contain certain financial information, including certain non-GAAP financial information. We believe that the 2007 Notes are a key component of our capital structure and any non-compliance with the 2007 Notes Indenture could have a material impact on our financial condition and liquidity.

The following table presents unaudited summarized pro-forma consolidated financial information of Matel, on a pro-forma basis, as though the combination of Hungarotel, PanTel, Invitel and Tele2 Hungary had occurred at the beginning of the respective periods:

	Year ended December 31,
	2007 Pro-forma	2006 Pro-forma
	(in thousands)
Revenue	$498,697	$470,141
Adjusted EBITDA (1)	191,921	161,839
Net income (loss)	(60,675)	(35,528)
Depreciation and amortization	(114,307)	(85,889)
Net interest expense (2)	(53,987)	(45,837)
Capital expenditure (3)	80,205	53,446
Net cash flow provided by (used) in operating activities	97,057	101,311

	December 31,
	2007	2006 Pro-forma
Cash and cash equivalents	$20,673	$42,970
Third party debt (4)	645,572	634,393
Net third party debt (5)	624,899	591,423
Total liabilities	883,166	819,095

The above unaudited pro-forma consolidated financial information is intended for informational purposes only and is not indicative of Matel’s results of operations had the combination of Hungarotel, PanTel, Invitel and Tele2 Hungary occurred at the beginning of the respective periods. The unaudited pro-forma consolidated financial information does not include potential cost savings from operating efficiencies or synergies.

The pro-forma financial information in Note 2 of Notes to Consolidated Financial Statements differs from the pro-forma financial information presented here because the pro-forma financial information in Note 2 is prepared for HTCC, the parent company, while the pro-forma financial information presented here is for Matel, a subsidiary of HTCC.

The unaudited pro-forma consolidated financial information for the year ended December 31, 2007 included in the above table was calculated by using a Hungarian forint/U.S. dollar exchange rate of 183.83, which was the average exchange rate for the year ended December 31, 2007. The unaudited pro-forma consolidated financial information for the year ended December 31, 2006 included in the above table was calculated by using a Hungarian forint/U.S. dollar exchange rate of 210.39, which was the average exchange rate for the year ended December 31, 2006.

The unaudited pro-forma consolidated financial information included above includes Tele2 Hungary for the full year in 2007 and 2006. Our quarterly unaudited pro-forma consolidated financial information included in our quarterly financial reports filed with the SEC did not include Tele2 Hungary’s financial information since the Tele2 Acquisition was completed on October 18, 2007.

(1)	We define EBITDA as net profit/(loss) plus income taxes, net financial expenses and depreciation and amortization. Adjusted EBITDA is EBITDA plus the cost of restructuring, due diligence expenses, management fees paid to shareholders, non-cash share-based compensation and other non-recurring items. Other companies in our industry may calculate Adjusted EBITDA in a different manner. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to net gain or to cash flow from operating, investing or financing activities, as a measure of liquidity or an indicator of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. In addition, Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments.

Adjusted EBITDA is reconciled to net income as follows:

	Year ended December 31,
	2007 Pro-forma	2006 Pro-Forma
	(in thousands)
Adjusted EBITDA	$191,921	$161,839
Cost of restructuring	(9,194)	(812)
Due diligence expenses	(857)	(1,055)
Management fee	(475)	(1,070)
Share-based compensation	1,400	(280)

Integration costs	(8,197)	—
SEC related expenses	(2,351)	(1,925)
Provision for unused vacation	(433)	(1,035)
One-off provision for bad debts	(1,352)	(889)
Other one-off items	(3,980)	(1,033)

EBITDA	$166,482	$153,740

Income taxes	(2,274)	3,940
Minority interest	5	(2)
Financing expenses, net	(61,457)	(51,206)
Foreign exchange gains (losses), net	410	(3,968)
Gains (losses) on derivatives	(49,534)	(52,143)
Depreciation and amortization	(114,307)	(85,889)

Net income (loss)	$(60,675)	$(35,528)

(2)	Net interest expense equals interest expense (excluding interest on subordinated shareholder loans) less interest income. The pro-forma adjustment to net interest expense is the additional net interest expense due to the Invitel Acquisition.
(3)	Capital expenditure represents acquisition of telecommunications network equipment and other intangibles from our cash-flow statement.
(4)	Third party debt excludes related party subordinated loans, liabilities from capital lease obligations and liabilities relating to derivative financial instruments.
(5)	Net third party debt equals third party debt less cash and cash equivalents.

Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 has not had a material effect on our financial position or results of operations.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. In February, 2008 the FASB issued a Staff Position that delays the effective date of SFAS 157. Delayed application of SFAS 157 is permitted for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions; however an early adopter must also adopt SFAS No. 157, “Fair Value Measurements”, at the same time. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated results of operations and financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 Revised, Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations”. SFAS 141R establishes principles and requirements for measurement of identifiable assets and liabilities in a business combination and the measurement and recognition of goodwill acquired in the business combination or a gain from a bargain purchase. The standard also determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R requires transaction costs to be expensed as incurred, rather capitalizing as a cost of the acquisition, recording contingent at fair value with subsequent adjustments in income and reduction in valuation allowances on deferred taxes in income rather than goodwill. The impact of the adoption of SFAS 141 will depend on the nature and timing of our future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”), which we will adopt on January 1, 2009. SFAS 160 will significantly change the accounting and reporting related to a non-controlling interest in a subsidiary. After adoption, non-controlling interests will be classified as shareholders’ equity, a change from its current classification between liabilities and shareholders’ equity. Earnings attributable to minority interests will be included in net income, although such earnings will continue to be deducted to measure earnings per share. Purchases and sales of minority interests will be reported in equity. We do not expect that the adoption of SFAS 160 will have a material impact on our financial statements.

Item 7.A Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Foreign Currency Exchange Rate Risks

We are exposed to various types of risk in the normal course of our business, including the risk from foreign currency exchange rate fluctuations. Our operations, including approximately 82% of gross revenues and approximately 96% of operating expenses, are Hungarian forint based. Therefore, we are subject to currency exchange rate risk with respect to our non-Hungarian forint denominated expenses, primarily euros and U.S. dollars, due to the variability between the Hungarian forint and the euro and U.S. dollar. Due to our limited exposure with respect to non-Hungarian forint denominated expenses, we have not entered into any agreements to manage our foreign currency risks related to such expenses but we continue to monitor the currency exchange rate risk related to such expenses.

We are also exposed to exchange rate risk since the majority of our debt obligations are in euros. If the Hungarian forint weakens in the currency exchange markets versus the euro, we would have to generate more revenue in Hungarian forint to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 252.3 as of December 31, 2006 to 253.4 as of December 31, 2007, an approximate 0.4% depreciation in the value of the Hungarian forint versus the euro.

Given our euro-denominated debt obligations, exchange rate fluctuations can have a significant impact on our financial statements in connection with foreign exchange gains/losses and the resulting debt balances. The sensitivity of our future cash-flows to foreign exchange rate changes related to our debt service, including all hedging in place, is detailed in the table under the section ”Derivative Financial Instruments”.

Interest Rate Risks

We are exposed to interest rate risks because our outstanding euro denominated debt and Hungarian forint denominated debt obligations accrue interest at variable rates tied to market interest rates. The interest rates on the euro and Hungarian forint denominated obligations are based on EURIBOR and BUBOR, respectively. We evaluate market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates. The sensitivity of our future cash-flows to interest rate changes related to our debt service, including all hedging in place, is detailed in the table under the section ”Derivative Financial Instruments”.

Derivative Financial Instruments

During the year ended December 31, 2007, in order to reduce our exposure to foreign currency exchange rate risk and interest rate changes, we implemented a major hedging program as part of which we hedged the interest rate and foreign currency exchange rate risks on a substantial portion of our debt.

The following table summarizes the notional amounts and respective fair values of our financial instruments, which mature at varying dates, as of December 31, 2007:

Asset / (Liability)	Notional Amount	Fair Market Value	Fair Value Change
		(in thousands)
Cross currency interest rate swaps	$612,084	$(35,086)	$(32,945)
FX forward contracts	—	21	1,348
Interest rate swaps	23,009	(784)	(1,361)
Interest rate swaps on credit facility loan	—	—	(2,955)

Total	$635,093	$(35,849)	$(35,913)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimated fair values represent the estimated amounts that we would pay or receive to terminate the contracts as of December 31, 2007. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Sensitivity Analysis

The following table shows the sensitivity of our debt instruments and the related hedge transactions to foreign currency exchange rate and interest rate changes as of December 31, 2007:

	1% p.a. increase in interest rates			1% p.a. increase in HUF/EUR rate
Instrument	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact
			(in thousands)
Amended Facilities Agreement HUF tranche (1)	$(193)	$208	$15	$—	$—	$—
Amended Facilities Agreement EUR tranche (1)	(1,027)	1,088	61	(382)	312	(70)
2007 Notes	(2,936)	2,936	—	(226)	226	—
2004 Notes	(2,084)	2,084	—	(224)	224	—
2006 PIK Notes (2)	(2,236)	—	(2,236)	(284)	—	(284)

Total	$(8,476)	$6,316	$(2,160)	$(1,116)	$762	$(354)

(1)	Calculation based on actual outstanding notional amounts per repayment/hedging schedule
(2)	The issuer can select the interest to be paid in cash or in kind (i.e. issue of new bonds)

The above table shows the impact of a 1% increase in interest rates (e.g. BUBOR and EURIBOR) and in the Hungarian forint/euro exchange rate on our debt service related cash flow due in the next 12 months.

In the ordinary course of business we enter into contractual agreements to provide and receive telephone and other services. Certain of these agreements are denominated in currencies other than the functional currency of any of the contracting parties, mainly in euros, and are required to be accounted for separately as embedded derivatives. The impact of a 10% strengthening or weakening of the Hungarian forint against other currencies would result in a change in the amount of embedded derivatives by $1.2 million.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(i)	Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Chief Financial Officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon and as of the date of that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.

We should note that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all conditions.

(ii)	Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting appears on page F-5 of this Annual Report on Form 10-K.

(b)	Attestation Report of the Registered Public Accounting Firm

The report of PricewaterhouseCoopers Kft., our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting appears on page F-3 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A to the Securities Exchange Act of 1934. See the information under the captions “Election of Directors-Board of Directors and Nominees for Election,” “Executive Officers,” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A to the Securities Exchange Act of 1934. See the information under the captions “Executive and Director Compensation” and “Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters.

See “Equity Compensation Plan Information” under Item 5. The rest of the information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A to the Securities Exchange Act of 1934. See the information under the caption “Security Ownership.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A to the Securities Exchange Act of 1934. See the information under the caption “Other Information-Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A to the Securities Exchange Act of 1934. See the information under the caption “Ratification of Independent Auditor.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) List of Financial Statements

Reference is made to the index on page F-1 for a list of all financial statements filed as part of this Report on Form 10-K.

(a)(2) List of Financial Statement Schedules

Reference is made to the index on page F-1 for a list of all financial statement schedules filed as part of this Report on Form 10-K.

(a)(3) List of Exhibits

Exhibit Number	Description
2.1	Sale and Purchase Agreement dated January 8, 2007 between Hungarian Telephone and Cable Corp. and Invitel Holdings N.V., filed as Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on January 9, 2007 and incorporated herein by reference

2.2	Business Quota Sale and Purchase Agreement dated as of July 6, 2007 between Tele2 Europe S.A. and Invitel Tavkozlesi Szolgaltato Zrt. (relating to the sale and purchase of the entire business quota in Tele2 Magyarorszag Kft.), filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference

2.3	Share Purchase Agreement dated December 20, 2007 between Joki Holding AG and Invitel relating the sale and purchase of a majority of the issued share capital of Memorex Telex Communications AG, filed as Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on December 27, 2007 and incorporated herein by reference

3(i)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 26, 2004 (File #333-115871) and incorporated herein by reference

3(ii)	By-laws of the Registrant, as amended as of November 8, 2007, filed as Exhibit 3(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

4.1	Indenture dated as of August 6, 2004 between Magyar Telecom B.V., as Issuer, Invitel Rt. and V-Holding Rt., as Subsidiary Guarantors, The Bank of New York as Trustee, Registrar, Transfer Agent and Principal Paying Agent and The Bank of New York (Luxembourg) S.A., as Luxembourg Paying Agent and Transfer Agent, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

4.2	First Supplemental Indenture dated as of May 23, 2006, supplemental to Indenture dated as of August 6, 2004, filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

Exhibit Number	Description
4.3	Second Supplemental Indenture dated as of September 29, 2006, supplemental to Indenture dated as of August 6, 2004, filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

4.4	Third Supplemental Indenture dated as of March 9, 2007, supplemental to Indenture dated as of August 6, 2004, filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

4.5	Fourth Supplemental Indenture dated as of April 27, 2007, supplemental to Indenture dated as of August 6, 2004, filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

4.6	Indenture dated as of October 30, 2006 between Invitel Holdings N.V., as Issuer, The Bank of New York as Trustee, Registrar, Transfer Agent and Principal Paying Agent, Calculation Agent and Security Trustee and The Bank of New York (Luxembourg) S.A., as Luxembourg Paying Agent and Transfer Agent, filed as Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

4.7	First Supplemental Indenture dated as of December 19, 2006, supplemental to Indenture dated as of October 30, 2006, filed as Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

4.8	Second Supplemental Indenture dated as of March 9, 2007, supplemental to Indenture dated as of October 30, 2006, filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

4.9	Third Supplemental Indenture dated as of April 27, 2007, supplemental to Indenture dated as of October 30, 2006, filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

4.10	Indenture dated as of April 27, 2007 between HTCC Holdco II B.V., as Issuer, PanTel Technocom Kft., PanTel Tavkozlesi Kft. and Hungarotel Tavkozlesi Zrt., as Subsidiary Guarantors, BNY Corporate Trustee Services Limited as Trustee, The Bank of New York as Registrar, Transfer Agent and Principal Paying Agent and The Bank of New York (Luxembourg) S.A., as Luxembourg Paying Agent and Transfer Agent, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference

4.11	First Supplemental Indenture dated as of April 27, 2007, supplemental to Indenture dated as of April 27, 2007, filed as Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference

4.12	Certificate of Designation of Series A – Preferred Stock of Hungarian Telephone and Cable Corp., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

9	Voting trust agreement (None)

10	Material contracts:

Exhibit Number	Description
10.1	Amended and Restated Management Service Contract dated April 27, 2007 between Magyar Telecom B.V. and Vision 10 Limited, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference (Management Contract)

10.2	Amended and Restated Management Service Contract dated April 27, 2007 between Magyar Telecom B.V. and Rob Investments Limited, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference (Management Contract)

10.3	Registration Rights Agreement dated April 27, 2007 by and among Hungarian Telephone and Cable Corp., Vision 10 Limited, Rob Investments Limited and certain other stockholders, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

10.4	Employment Agreement as amended as of January 4, 2008 between the Registrant and Peter T. Noone (Management Contract)

10.5	Summary of Board of Director Compensation

10.6	2002 Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Compensatory Plan)

10.7	Non-Employee Director Stock Option Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Compensatory Plan)

10.8	2004 Long-Term Incentive Plan, filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for 2004 and incorporated herein by reference (Compensatory Plan)

10.9	Form of Stock Option Agreement issuable under 2004 Long-Term Incentive Plan filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (Management Contract)

10.10	Secondment Agreement dated March 6, 2007 between Hungarian Telephone and Cable Corp. and TDC A/S regarding the services of Torben V. Holm, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for 2006 and incorporated herein by reference (Management Contract)

10.11	Secondment Agreement dated March 6, 2007 between Hungarian Telephone and Cable Corp. and TDC A/S regarding the services of Alex Wurtz, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for 2006 and incorporated herein by reference (Management Contract)

10.12	Confirmation Agreement dated May 8, 2007 between Hungarian Telephone and Cable Corp. and TDC A/S regarding the services of Torben V. Holm, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference (Management Contract)

Exhibit Number	Description
10.13	Confirmation Agreement dated May 8, 2007 between Hungarian Telephone and Cable Corp. and TDC A/S regarding the services of Alex Wurtz, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference (Management Contract)

10.14	Separation Agreement dated September 14, 2006 between Hungarian Telephone and Cable Corp. and William T. McGann, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference (Management Contract)

10.15	Employment Agreement and supplemental Letter Agreement dated as of December 14, 2006 between Hungarian Telephone and Cable Corp and Steven Fast, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for 2006 and incorporated herein by reference (Management Contract)

10.16	Employment Agreement with amendment dated as of June 15, 2007 with Tamas Vagany, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference (Management Contract)

10.17	Amended and Restated Facilities Agreement dated April 27, 2007 between Invitel Zrt., as Borrower; Magyar Telecom B.V. and certain subsidiaries as Guarantors; BNP Paribas as Coordinator and the Lead Arranger; certain other Banks and Financial Institutions; BNP Paribas and BNP Paribas, Hungary Branch as the Agents; and BNP Paribas Trust Corporation UK Limited as Security Trustee, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

10.18	Supplemental Agreement dated April 27, 2007 (relating to the Facilities Agreement) between Invitel Zrt., as Borrower; Magyar Telecom B.V. and certain subsidiaries as Guarantors; BNP Paribas as Coordinator; certain other Banks and Financial Institutions; Calyon Bank Magyarorsag Zrt. as the Acceding Lender; BNP Paribas and BNP Paribas, Hungary Branch as the Agents; and BNP Paribas Trust Corporation UK Limited as Security Trustee, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

10.19	Amended and Restated Intercreditor Deed dated as of April 27, 2007 among Magyar Telecom B.V. as Issuer; Matel Holdings N.V. and certain of its subsidiaries; BNP Paribas as Coordinator; BNP Paribas and Credit Suisse First Boston International as Arrangers; Merrill Lynch International Bank Limited as New Hedge Counterparty; BNP Paribas as Senior Agent; BNP Paribas, Hungary Branch as HUF Agent; BNP Paribas Trust Corporation UK Limited as Security Trustee; The Bank of New York as HY Note Trustee and BNY Corporate Trustee Services Limited as FRN Note Trustee, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

Exhibit Number	Description
10.20	Supplemental Deed dated April 27, 2007 (relating to an Intercreditor Deed) among Magyar Telecom B.V. as Issuer; Matel Holdings N.V. and certain of its subsidiaries; BNP Paribas as Coordinator and Senior Agent; BNP Paribas, Hungary Branch as HUF Agent; BNP Paribas Trust Corporation UK Limited as Security Trustee; The Bank of New York as HY Note Trustee and BNY Corporate Trustee Services Limited as FRN Note Trustee, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference

10.21	Form of Agreement dated April 27, 2007 regarding Transfer Restrictions and Put Rights in connection with Issuance of HTCC Stock in Invitel Acquisition

11	Statement re computation of per share earnings (not required)

12	Statement re computation of ratios (not required)

13	Annual report to security holders, Form 10-Q or quarterly report to security holders (not required)

14	Code of Ethics, filed as Exhibit 14 to the Registrant’s Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference

16	Letter re change in certifying accountant (not required)

18	Letter re change in accounting principles (none)

21	Subsidiaries of the Registrant

22	Published report regarding matters submitted to vote of security holders (none)

23.1	Consent of PricewaterhouseCoopers Kft.

23.2	Consent of KPMG Hungaria Kft.

24	Powers of Attorney

31.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 29, 2008.

130

HUNGARIAN TELEPHONE AND CABLE CORP.
(Registrant)

By	/s/ Martin Lea
Martin Lea
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities indicated as of February 29, 2008.

Signature/Name	Title

/s/ Robert Bowker	Chief Financial Officer
Robert Bowker	(Principal Accounting Officer; Principal Financial Officer)

/s/ Ole Steen Andersen *	Director
Ole Steen Andersen

/s/ Robert R. Dogonowski *	Director
Robert R. Dogonowski

/s/ Jesper Theill Eriksen *	Director, Chairman
Jesper Theill Eriksen

/s/ Peter Feiner*	Director
Peter Feiner

/s/ Jens Due Olsen*	Director
Jens Due Olsen

/s/ Carsten Dyrup Revsbech *	Director, Vice-Chairman
Carsten Dyrup Revsbech

/s/ Henrik Scheinemann*	Director
Henrik Scheinemann

*	The undersigned by signing his name hereto, does hereby execute this Report on Form 10-K pursuant to powers of attorney filed as exhibits to this report.

By:	/s/ Peter T. Noone
Peter T. Noone
Attorney-In-Fact

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statements Schedules

The following information is included on the pages indicated:

Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms

The Board of Directors and Stockholders

Hungarian Telephone and Cable Corp.:

We have audited the consolidated balance sheet of Hungarian Telephone and Cable Corp. and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. In connection with our audits we have also audited the financial statement schedules I and II for the years ended December 31, 2006 and 2005. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules I and II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for those years.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment, as discussed in Note 1 (m) to the consolidated financial statements.

As disclosed in Note 1 (c) to the consolidated financial statements, the consolidated financial statements have been restated to reflect the correction of errors in accounting for embedded derivatives, revenue recognition on certain multiple element arrangements, stock based compensation and income taxes.

KPMG Hungária Kft.

Budapest, Hungary

March 19, 2007, except as to notes 1(c), 1(m), 1(q), 10, 11, 12, and 19, and schedule I, which are as of February 29, 2008

To the Board of Directors and Stockholders of

Hungarian Telephone and Cable Corp.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations and comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Hungarian Telephone and Cable Corp. and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Invitel Tavkozlesi Szolgaltato ZRt. and Tele2 Magyarorszag Kft. from its assessment of internal control over financial reporting as of December 31, 2007 because they were acquired by the Company in purchase business combinations during 2007. We have also excluded Invitel Tavkozlesi Szolgaltato ZRt. and Tele2 Magyarorszag Kft. from our audit of internal control over financial reporting. Invitel Tavkozlesi Szolgaltato ZRt. and Tele2 Magyarorszag Kft. are wholly-owned subsidiaries whose total assets and total revenues represent approximately $672 million, or 61%, and approximately $188 million, or 49%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

PricewaterhouseCoopers Kft.

Budapest, Hungary

February 29, 2008

Management’s Report on Internal Control over Financial Reporting

The management of Hungarian Telephone and Cable Corp. and subsidiaries (together, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f).

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded Invitel Tavkozlesi Szolgaltato ZRt. and Tele2 Magyarorszag Kft from its assessment of internal control over financial reporting as of December 31, 2007 because they were acquired by the Company in purchase business combinations during 2007. Invitel Tavkozlesi Szolgaltato ZRt. and Tele2 Magyarorszag Kft. are subsidiaries whose total assets and total revenues represent approximately $672 million, or 61%, and approximately $188 million, or 49%, respectively, of the related consolidated financial statement amounts as of and for the year then ended December 31, 2007.

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers Kft,. our independent registered accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which appears herein.

Budapest, Hungary

February 29, 2008

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(In thousands, except share and per share data)

	2007	2006
		As Restated (1)
Assets
Current assets:
Cash and cash equivalents	$20,897	$18,794
Restricted cash	—	11,850
Accounts receivable, net of allowance of $17,633 in 2007 and $5,608 in 2006	85,684	38,336
Current deferred tax asset, net	—	1,668
Derivative financial instruments	977	1,572
Other current assets	11,277	7,785

Total current assets	118,835	80,005

Property, plant and equipment, net	691,485	179,044
Goodwill	81,534	9,622
Intangible assets, net	200,948	50,649
Deferred costs	14,828	5,735
Deferred tax asset, net	—	3,277
Derivative financial instruments	2,076	2,169
Other assets	485	2,883

Total assets	$1,110,191	$333,384

(1)	See Note 1(c) in Notes to Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(In thousands, except share and per share data)

	2007	2006
		As Restated (1)
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$37,114	$34,749
Short-term debt	—	24,657
Current obligations under capital leases	430	469
Accounts payable	58,797	6,793
Accruals	87,434	43,755
Derivative financial instruments	22,138	349
Warrants	—	13,050
Other current liabilities	9,499	7,440
Due to related parties	1,706	2,881

Total current liabilities	217,118	134,143

Long-term debt, excluding current installments	812,865	115,351
Long-term obligations under capital leases, excluding current portion	13	399
Asset retirement obligation	769	578
Derivative financial instruments	17,381	1,371
Deferred tax liabilities	19,642	—
Other non-current liabilities	6,251	7,220

Total liabilities	1,074,039	259,062

Commitments and contingencies	—	—
Minority interest	8	—
Redeemable Equity Securities	15,049	—

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2007 and 2006	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 15,471,950 shares in 2007 and 12,812,665 shares in 2006	15	14
Additional paid-in capital	193,013	139,999
Accumulated deficit	(188,298)	(91,727)
Accumulated other comprehensive income	16,365	26,036

Total stockholders’ equity	21,095	74,322

Total liabilities and stockholders’ equity	$1,110,191	$333,384

(1)	See Note 1(c) in Notes to Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years ended December 31, 2007, 2006 and 2005

(In thousands, except share and per share data)

	2007	2006	2005
	As Restated (1)
Revenues	$385,193	$189,260	$179,643
Cost of sales (exclusive of depreciation shown below)	184,552	98,016	85,318

Gross margin	200,641	91,244	94,325

Operating expenses:
Selling, general and administrative	66,348	35,101	37,845
Severance costs	9,103	700	2,533
Depreciation and amortization	79,003	26,137	23,968

Total operating expenses	154,454	61,938	64,346

Income from operations	46,187	29,306	29,979

Other income (expenses):
Foreign exchange gains (losses), net	(6,481)	1,104	(8,540)
Interest expense	(58,744)	(14,883)	(12,623)
Gains (losses) on extinguishment of debt	(5,408)	—	(1,500)
Interest income	1,295	1,329	932
Gains (losses) from fair value changes of derivative financial instruments	(54,031)	2,275	(255)
Gains (losses) from fair value change of warrants	(15,075)	3,300	(1,500)
Equity in earnings of affiliate	—	—	934
Other, net	(883)	(250)	413

Net income (loss) before income taxes	(93,140)	22,181	7,840

Income tax expense:
Current	(7,115)	(5,619)	(4,957)
Deferred	3,775	338	(1,491)

Total income tax expense	(3,340)	(5,281)	(6,448)
Net income (loss) before cumulative effect of change in accounting principle	$(96,480)	$16,900	$1,392

Cumulative effect of change in accounting principle	—	(373)	—
Minority interest	8	—	—

Net income (loss)	$(96,472)	$16,527	$1,392

Cumulative convertible preferred stock dividends	(99)	(105)	(105)

Net income (loss) attributable to common stockholders	(96,571)	16,422	1,287
Foreign currency translation adjustment	(9,671)	10,951	(14,394)

Total comprehensive income (loss)	$(106,242)	$27,373	$(13,107)

(1)	See Note 1(c) in notes to Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2007, 2006 and 2005

(In thousands, except share and per share data)

(Continued)

	2007	2006	2005
	As Restated (1)
Basic net income (loss) per common share:
Prior to cumulative impact of change in accounting principle	$(6.23)	$1.31	$0.10
Cumulative effect of change in accounting principle	$—	(0.03)	—

	$(6.23)	1.28	0.10

Diluted net income (loss) per common share:
Prior to cumulative impact of change in accounting principle	$(6.23)	$1.06	$0.10
Cumulative effect of change in accounting principle	$—	(0.02)	—

	$(6.23)	$1.04	$0.10

Weighted average number of common shares outstanding:
Basic	15,495,764	12,810,084	12,727,526

Diluted	15,495,764	15,936,296	13,389,100

(1)	See Note 1(c) in notes to Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2007, 2006 and 2005

(In thousands, except share data)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - As restated (1)	Accumulated Deficit – As restated (1)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity - As restated (1)
Balances at December 31, 2004	12,683,647	$14	—	146,613	(109,436)	29,479	$66,670
Stock based compensation		—	—	1,203	—	—	1,203
Common stock granted to directors	6,000	—	—	103	—	—	103
Net settlement of stock option exercise	106,814	—	—	(338)	—	—	(338)
Cumulative convertible preferred stock dividends		—	—	—	(105)	—	(105)
Net income (loss)		—	—	—	1,392	—	1,392
Foreign currency translation adjustment		—	—	—	—	(14,394)	(14,394)

Balances at December 31, 2005	12,796,461	$14	—	147,581	(108,149)	15,085	$54,531
Stock based compensation		—	—	(7,564)	—	—	(7,564)
Common stock granted to directors	6,000	—	—	91	—	—	91
Net settlement of stock option exercise	10,204	—	—	(109)	—	—	(109)
Cumulative convertible preferred stock dividends		—	—	—	(105)	—	(105)
Net income (loss)		—	—	—	16,527	—	16,527
Foreign currency translation adjustment		—	—	—	—	10,951	10,951

Balances at December 31, 2006	12,812,665	$14	—	139,999	(91,727)	26,036	$74,322

Conversion of notes to equity	2,500,000	—	—	53,125	—	—	53,125
Stock based compensation	6,500	—	—	139	—	—	139
Net settlement of stock option exercise	152,785	1	—	—	—	—	1
Cancellation of Director’s options	—	—	—	(250)	—	—	(250)
Cumulative convertible preferred stock dividends		—	—	—	(99)	—	(99)
Net income (loss)		—	—	—	(96,472)	—	(96,472)
Foreign currency translation adjustment		—	—	—	—	(9,671)	(9,671)

Balances at December 31, 2007	15,471,950	$15	—	193,013	(188,298)	16,365	$21,095

(1)	See Note 1(c) in notes to Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
		As Restated (1)
Net income	(96,472)	16,527	1,392

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	62,015	23,186	21,302
Amortization of intangibles	16,988	2,951	2,666
Unrealized foreign currency (gain) loss	9,671	59	8,427
Gain on sale of fixed assets	(669)	(3,553)	—
Fair value changes in derivative financial instruments	54,031	(2,275)	255
Fair value changes in warrants	15,075	(3,300)	1,500
Other (income) expenses	3,911	863	(410)
Non-cash interest	25,699	3,203	3,705
Deferred taxes	(3,775)	(338)	1,461
Stock based compensation	(1,319)	(249)	1,295
Equity in earnings of affiliate	—	—	(934)
Changes in operating assets and liabilities:
Accounts receivable	(3,471)	4,064	(9,694)
Restricted cash	—	(527)	499
Accounts payable and accruals	17,360	(262)	6,540
Other assets and liabilities, net	5,726	4,249	5,609

Net cash provided by operating activities	$104,770	44,598	43,613

Cash flows from investing activities:
Acquisition of telecommunications network equipment and other intangibles	(65,741)	(23,590)	(22,072)
Acquisition of subsidiaries, net of cash acquired	(107,137)	—	(7,529)
Proceeds from sale of assets	1,269	5,116	—
Settlement of derivative financial instruments	(18,054)	—	—
Other	—	(2)	642

Net cash used in investing activities	(189,663)	(18,476)	(28,959)

Cash flows from financing activities:
Repayments of long-term debt	(188,773)	(23,960)	(95,167)
Proceeds from new long-term debt borrowings	280,780	—	109,720
Deferred financing costs paid under long-term debt agreement	(18,846)	—	(6,490)
Principal payments under capital lease obligations	(489)	(394)	(203)
Release of restricted cash	11,850	—	(11,796)

Net cash provided by (used in) financing activities	84,522	(24,354)	(3,936)

Effect of foreign exchange rate changes on cash	2,474	1,943	(4,011)

Net increase (decrease) in cash and cash equivalents	2,103	3,711	6,707

Cash and cash equivalents at beginning of year	18,794	15,083	8,376

Cash and cash equivalents at end of year	$20,897	18,794	15,083

(1)	See Note 1(c) in notes to Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

Hungarian Telephone and Cable Corp. (“HTCC”, and together with its subsidiaries, the “Company”) was organized on March 23, 1992 to own and manage telecommunications companies in Hungary. HTCC is 64% owned by TDC A/S (“TDC”). Unless the context requires otherwise, references in this report to the “Company”, “we”, “us” and “our” refer to Hungarian Telephone and Cable Corp. and its consolidated subsidiaries.

As of December 31, 2007, the Company’s principal operating subsidiaries were Hungarotel Tavkozlesi zRt. (“Hungarotel”), Invitel Tavkozlesi zRt. (“Invitel”), PanTel Tavkozlesi es Kommunikacios Kft. (“PanTel”), Tele2 Magyarorszag Kft. (“Tele2 Hungary”), Euroweb Internet Szolgaltato zRt. (“Euroweb Hungary”), Euroweb Romania S.A. (“Euroweb Romania”) and PanTel Technocom Kft. (“PanTel Technocom”).

Our current business is a result of the recent combination of Invitel with our existing business. On April 27, 2007, we acquired Invitel for a total consideration, including the assumption of net indebtedness on closing, of €470 million (approximately $639 million at closing). Invitel was the second largest fixed line telecommunications services provider in Hungary and the incumbent provider of fixed line telecommunications services in nine historical concession areas while we were the third largest fixed line telecommunications services provider in Hungary and the incumbent provider of fixed line telecommunications services in five historical concession areas.

Today, we are the second largest fixed line telecommunications services provider in Hungary and the incumbent provider of fixed line telecommunications services to residential and business customers in our 14 historical concession areas, where we have a dominant market share. We are also the number one alternative fixed line operator outside our historical concession areas. In addition to our Hungarian business, we are a provider of wholesale data and capacity services as well as voice transit services throughout Central and Eastern Europe.

We operate in the following four market segments: Mass Market Voice, Mass Market Internet, Business and Wholesale.

On October 18, 2007, we purchased the Hungarian business of Tele2, the Swedish-based alternative telecom operator, by purchasing the entire equity interests in Tele2’s Hungarian subsidiary, Tele2 Hungary, for EUR 4 million in cash (approximately $5.6 million at closing). Tele2 Hungary (renamed Invitel Telecom Kft.) provides Carrier Selection and Carrier Pre-Selection fixed line telecommunications services to the Mass Market as a reseller using the network facilities of other operators pursuant to resale agreements.

On December 20, 2007, we entered into an agreement to purchase 95.7% of the outstanding equity in Austrian-based Memorex. The purchase price for Memorex is EUR 30.3 million (approximately $45.8 million at current exchange rates) for the 95.7% equity interest plus the assumption of Memorex debt. We intend to refinance a significant portion of Memorex’s debt at closing. We intend to fund the Memorex Acquisition and the refinancing of the assumed Memorex debt with a subordinated bridge loan facility, which we expect to replace in due course with longer term financing. We also intend to buy out the remaining minority shareholders in Memorex. We expect the Memorex Acquisition to be completed by the end of the first quarter 2008.

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

(c)	Restatements and Reclassifications Reported in this 10-K

In our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006 and 2005, we have reclassified the following expenses from selling, general and administrative expenses to cost of sales to conform with our presentation in 2007: (i) sales commissions paid to third party agents; (ii) labor expenses of our network labor force and other employees who perform functions directly related to network maintenance; and (iii) expenses relating to the operation and maintenance of our network. For the years ended December 31, 2006 and 2005, $17,549,000 and $15,915,000, respectively, were reclassified. We have also reclassified $1,285,000 in respect of telecoms software from property, plant and equipment, net to intangible assets, net in our Consolidated Balance Sheet as at December 31, 2006, to conform with our presentation as at December 31, 2007.

We determined that we misstated our Consolidated Financial Statements for the year ended December 31, 2006 in connection with our accounting for embedded derivatives. We determined that we had accounted for a gain of $832,000 (before tax of $140,000) instead of a loss of $935,000 (before tax of $187,000) in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006 due to a clerical error. We have restated our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006 for these amounts. The reversal of the gain of $832,000 reduces our foreign exchange gains (losses), net and the loss of $935,000 reduces our gain from fair value changes of derivative financial instruments.

We determined that we misapplied SFAS No. 13 “Accounting for Leases” and EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” in connection with certain contracts we signed with another telecommunications service provider under which we sold and leased certain of our network assets to the service provider to provide them with a network. The contracts included our provision of maintenance services over a contracted period of time. In connection with these contracts, we have restated our Consolidated Financial Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006 by $4,472,000 (before tax of $715,000), by reducing our revenue and increasing our deferred income.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. We have determined that certain awards previously treated as “variable awards” under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) should be classified as “liability awards” rather than as “equity awards” under SFAS 123R. As a result, we have restated our Consolidated Financial Statements for the year ended December 31, 2006 to reflect the revaluation of these awards with a corresponding adjustment in earnings. The restatement resulted in the recognition of $373,000 in compensation expense related to the adoption of SFAS 123R as a cumulative effect of a change in accounting principle on January 1, 2006 and a decrease in compensation expense of $1,207,000 relating to the revaluation of outstanding stock option awards under SFAS 123R for the year ended December 31, 2006. The decrease in compensation expense is included in our selling, general and administrative expenses.

We determined that we made clerical calculation errors in our deferred tax calculation and an error in our corporate income tax calculation for the year ended December 31, 2006. We restated our Consolidated Financial Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006 by increasing our current tax expense by $584,000 and increasing our deferred tax benefit by $350,000.

We have restated basic and diluted earnings per share for 2006 as a result of these restatements.

The following table sets forth the effects of the restatements on our previously reported earnings for the year ended December 31, 2006:

(in thousands, except per share data)	2006
Net income - as reported	$21,124
Embedded derivatives	(1,440)
Revenue recognition on multiple element arrangements	(3,757)
Stock based compensation	834
Current and deferred taxes	(234)

Net income - as restated	$16,527

Earnings per share (basic):
As reported	$1.64
As restated	$1.28

(d)	Revenue Recognition

Revenue is primarily earned from providing access to and usage of our networks and facilities. Access revenue is billed one month in advance and recognized the following month when earned. Revenue based on measured traffic is recognized when the service is rendered (see further description below).

Our market segments are as follows:

Mass Market Voice. The revenue generated from the fixed line voice and voice-related services provided to Mass Market customers within our historical concession areas and outside our historical concession areas in Hungary. Mass Market Voice revenue comprises monthly fees charged for accessing our network, time based fixed-to-mobile, local, long distance and international call charges, interconnect charges on calls terminated in our network, monthly fees for value added services, subsidies, one-time connection and new service fees, as well as monthly fees for packages with built-in call minutes.

Mass Market Internet. The revenue generated from dial-up and DSL Internet connections provided to Mass Market customers in Hungary both inside and outside our historical concession areas. Mass Market Internet revenue comprises dial-up revenue, which is generated through a combination of time based and access fees, and DSL revenue, which is generated through a variety of monthly packages.

Business. The revenue generated from the fixed line voice, data and Internet services provided to business, government and other institutional customers nationwide. Business revenue comprises access charges, monthly fees, time based fixed-to-mobile, local, long distance and international call charges, interconnect charges on calls terminated in our network, monthly fees for value added services, Internet access packages and regular data transmission services. In addition, Business revenue includes revenue from leased line, Internet and data transmission services which is comprised of fixed monthly rental fees based on the capacity/bandwidth of the service and the distance between the endpoints of the customers.

Wholesale. The revenue generated from voice and data services provided on a wholesale basis to resellers to use our excess network capacity. Wholesale revenue comprises rental payments for high bandwidth leased line services, which are based on the bandwidth of the service and the distance between the endpoints of the customers, and voice transit charges from other Hungarian and international telecommunications service providers, which are based on the number of minutes transited.

Revenue from connection fees is deferred over the term of the related contract. Leased line and data transmission revenue is recognized in the period of usage, in which the service is available to the customer. Revenue from prepaid call services is deferred when the prepaid package is sold to the customer and is recognized when calls are made.

(e)	Cost of Sales

Our cost of sales is comprised of interconnect charges, access type charges, sales commissions and other cost of sales. Interconnect charges are paid to other fixed line and mobile operators to transport and terminate calls from our customers. Access type charges are paid to incumbent fixed line operators for the setting of Carrier Selection and Carrier Pre-Selection services and access costs for leased lines.

(f)	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from customers’ or carriers’ failure to make payments on amounts due to us. These estimates are based on a number of factors including: 1) historical experience; 2) aging of trade accounts receivable; 3) amounts disputed and the nature of the dispute; 4) bankruptcy; 5) general economic, industry or business information; and 6) specific information that we obtain on the financial condition and current credit worthiness of customers or carriers.

All receivables fall due within one year, except that long overdue receivables, which are overdue by more than one year, are carried in the accounts receivable balance in the amount of $12,995,000 and $3,417,000 at December 31, 2007 and 2006, respectively, as the current Hungarian legislation places restrictions on the write off of receivables as a tax-deductible expense until sufficient proof exists for the receivable to be cleared from the accounts.

(g)	Foreign Currency Translation

We use the Hungarian forint (“HUF”) as the functional currency for our Hungarian subsidiaries and the local currency in the case of our significant non-Hungarian subsidiaries. The Hungarian and non-Hungarian subsidiaries’ assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating non-U.S. dollar denominated assets and liabilities into U.S. dollars are accumulated as part of other comprehensive income in stockholders’ equity.

The translation of the subsidiaries’ Hungarian Forint denominated balance sheets into U.S. dollars, as of December 31, 2007, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 191.62 as of December 31, 2006 to 172.61 as of December 31, 2007, an approximate 11% appreciation in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ Hungarian Forint denominated statements of operations and statements of cash flows into U.S. dollars for the years ended December 31, 2007, 2006 and 2005 were 183.83, 210.39 and 199.59, respectively.

(h)	Advertising and Marketing Costs

We expense advertising and marketing costs as they are incurred. Advertising and marketing costs for the years ended December 31, 2007, 2006 and 2005 were $6,216,000, $2,049,000 and $1,898,000, respectively.

(i)	Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(j)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Plant and equipment under capital leases are initially stated at the present value of minimum lease payments and subsequently amortized over the shorter of their useful lives or the lease term.

The estimated useful lives of property, plant and equipment are as follows:

Land and buildings	25 to 50 years
Telecommunications equipment	3 to 25 years
Other equipment	3 to 7 years

We evaluate the carrying value of items of property, plant and equipment to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of an item of property, plant and equipment is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. We measure impairment based on the amount by which the carrying value of the respective asset exceeds its fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

(k)	Goodwill

Goodwill is calculated as the amount of fair value of purchase price paid over the fair value of the net assets acquired in a business combination. Fair values of the assets are determined using different valuation techniques depending on the nature of the assets. Items of existing property, plant and equipment and intangible assets are valued using the Depreciated Replacement Cost and Sales Comparison valuation methods. Newly identified intangible assets are valued using the Multi-Period-Excess-Earnings Method in the case of customer related intangible assets, and the Relief-from-Royalty Method in the case of marketing related intangible assets and the Reproduction Cost Method for software.

Goodwill is not amortized but rather tested at least annually for impairment. During 2007, 2006 and 2005, we performed the required annual impairment test with respect to goodwill. The first step of this test requires us to compare the carrying value of any reporting unit that has goodwill to the estimated fair value of the reporting unit. If the current fair value is less than the carrying value, then we will perform the second step of the impairment test. This second step requires us to measure the excess of the recorded goodwill over the current implied value of the goodwill, and to record any excess as impairment. Based upon the results, we concluded that there was no impairment of the carrying value of goodwill reported in our financial statements for the years ended December 31, 2007, 2006, and 2005.

(l)	Intangible Assets

Intangible assets that have indefinite useful lives (whether or not acquired in a business combination) are not amortized but rather are tested at least annually for impairment.

Intangible assets that have finite useful lives (whether or not acquired in a business combination) are amortized over their estimated useful lives. Intangible assets, all of which have finite lives, consist of concession rights, software, property rights, capitalized subscriber acquisition costs and other intangible assets. Property rights include rights of use and rights of way. The rights of way allow us to operate our country-wide telecommunications network along the railroad tracks owned by the Hungarian National Railway (“MAV”). Rights of use refer to the rights to use networks owned by third parties.

The estimated useful lives of intangible assets are as follows:

Customer relationships	16 years
Trademark	indefinite
Concession Rights	25 years
Property rights	1-43 years
Software	1 to 3 years
Other	1 to 4 years

We evaluate the carrying value of intangible assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of an intangible asset is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. We measure impairment based on the amount by which the carrying value of the respective asset exceeds its fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

(m)	Stock Based Compensation

We have three equity compensation plans: the stock option plan that was adopted by our Board of Directors in April 1992, which was amended and renamed upon the approval of our stockholders in 2002 (the “2002 Plan”); the Non-Employee Director Stock Option Plan (the “Directors’ Plan”) which was established by our Board of Directors in 1997; and the 2004 Long-Term Incentive Plan (the “2004 Plan”) which was approved by our stockholders in 2004.

As of December 31, 2007, we had outstanding options to purchase 80,000 shares of common stock issued from the 2002 Plan; outstanding options to purchase 100,000 shares of common stock issued from the Directors’ Plan; and outstanding options to purchase 390,000 shares of common stock under the 2004 Plan.

Upon the approval of the 2004 Plan, we agreed not to issue any more options from either the 2002 Plan or the Directors’ Plan. The 2004 Plan authorized 1,000,000 shares of common stock for awards. In addition to such 1,000,000 shares, the 2004 Plan includes any shares of common stock that remained available for issuance under the 2002 Plan and the Directors’ Plan as of the date the 2004 Plan was approved by our stockholders. As of the adoption of the 2004 Plan, 424,410 shares of common stock which were then available for issuance under the 2002 Plan were rolled over and available for issuance under the 2004 Plan and 88,716 shares of common stock which were then available for issuance under the Directors’ Plan were rolled over and available for issuance under the 2004 Plan. In addition, any shares of common stock subject to awards outstanding under the 2002 Plan or the Directors’ Plan at the time of the adoption of the 2004 Plan which subsequently lapse, expire or otherwise terminate without the issuance of such shares of common stock are also available for awards under the 2004 Plan.

Stock options from the 2004 Plan may be either “incentive stock options” under Section 422 of the U.S. Internal Revenue Code or options not intended to qualify as incentive stock options (“nonqualified options”). The term of an option cannot exceed ten years from the date of grant. All options must have an exercise price that is not less than the fair market value of a share of common stock on the date of grant. Upon exercise of an option, the participant may pay the option price in cash, by delivering shares of common stock to the Company or by having the Company withhold shares otherwise deliverable to the participant upon exercise (“net exercise”). An option may also be exercised through a “cashless exercise” procedure involving a broker or dealer. The net exercise feature resulted in “variable” accounting under the previous accounting rules.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. Compensation expense for awards and related tax effects are recognized as they vest. We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized effective January 1, 2006 includes: (1) compensation cost for all share based awards granted prior to, but not yet vested as of, January 1, 2006 based on the original measure of the grant date fair value method under the provisions of SFAS 123 for pro-forma disclosure; and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for periods prior to the adoption of the new standard were not restated at the time of transition.

In addition, awards previously treated as “variable awards” are classified as “liability awards” under the new standard and are subject to revaluation each period, with a corresponding adjustment in earnings for changes in the fair value of outstanding awards.

For the year ended December 31, 2007, we recognized a compensation benefit of $1,319,000 related to stock options according to SFAS 123R. For the year ended December 31, 2006, we recognized $373,000 of compensation expense related to the adoption of SFAS 123R as a cumulative effect of a change in accounting principle, and a decrease in compensation expense of $1,207,000 relating to the revaluation of outstanding option awards under SFAS 123R. For the year ended December 31, 2005, we recognized $1,203,000 of compensation expense related to the variable method of accounting.

As a result of adopting SFAS 123R on January 1, 2006, our loss before income taxes and net loss attributable to common stockholders for the year ended December 31, 2007 are $794,000 and $758,000 higher, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 and followed the variable method of accounting. As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income attributable to common stockholders for the year ended December 31, 2006 are $827,000 and $697,000 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 and followed the variable method of accounting. Basic and diluted loss per common share would have been $6.17 and $6.16, respectively, for the year ended December 31, 2007 if we had not adopted SFAS 123R. Reported basic and diluted loss per common share were $6.23 and $6.23, respectively, for the year ended December 31, 2007.

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS 123R to options granted under our stock option plans for year ended December 31 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods:

2005
(in thousands)
Net income attributable to common stockholders	$1,287

Plus: stock-based compensation expense included in reported earnings	1,295

Less: stock-based compensation expense determined under fair-value method	(1,321)

Pro forma Earnings	$1,261

Earnings per share – Basic:
As restated	$0.10
Pro forma	$0.10
Earnings per share – Diluted:
As restated	$0.10
Pro forma	$0.09

Upon the adoption of SFAS 123R, expected volatility was based on historical volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remained outstanding. We have estimated zero forfeitures based on historical experience and the limited number of option holders.

The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	2007	2006	2005
Dividend yield	0%	0%	0%
Risk free rate	3.46%	4.46%	4.47%
Expected option life (years)	6	10	10
Volatility	34.8%	38.0%	43.0%

(n)	Income Taxes

Income tax expense comprises current and deferred taxes. Income tax expense is recognized in profit or loss except to the extent that it relates to items recognized directly in equity, in which case it is recognized in equity.

Current tax is the expected corporate income tax and Hungarian local business tax payable on taxable income for the year, using tax rates enacted at the balance sheet date and any adjustment to tax payable in respect of previous years.

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

Interests and penalties associated with income tax are included in current tax expense.

(o)	Fair Value of Financial Instruments

Our financial instruments include cash, receivables, other current assets, accounts payable, accruals and other current liabilities and short- and long-term debt. The carrying amounts of cash, receivables, other current assets, accounts payable, accruals and other current liabilities and short-term debt approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt approximates its carrying value as the debt carries a floating interest rate.

(p)	Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires that all derivative instruments be recorded on the balance sheet as either assets or liabilities and be measured at their respective fair values. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge and its effectiveness as a hedge.

We engage in foreign currency and interest rate hedging activities to reduce the risk that changes in currency exchange rates and interest rates will adversely affect the eventual net cash flows resulting from our debt obligations.

We do not enter into financial instruments for trading or speculative purposes. However the derivative instruments we use are not designated as hedges under SFAS 133 for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are therefore recorded in current period earnings as a gain or loss on derivative instruments.

In the ordinary course of business, we enter into contractual arrangements with other telecommunications service providers to provide and receive telephone services, and for other services such as the lease of office space. Certain of these arrangements are denominated in currencies other than the functional currency of either party, and are required to be accounted for separately from the host contract as derivatives at fair value. Changes in fair value of such derivatives are accounted for as a gain or loss on derivative instruments.

We did not have any financial instruments designated as hedges under SFAS 133 for the years ended December 31, 2007, 2006 and 2005.

(q)	Earnings per Share

Basic earnings per share (“basic EPS”) is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised, or preferred securities were converted and the proceeds were used to acquire shares of common stock at the average market price during the reporting period, except with respect to warrants that can be exercised through the tender of notes where the warrant holder has no economic advantage to tender in cash. For warrants that can be exercised through the surrender of notes, exercise is assumed through such surrender provided that exercise in cash is not more advantageous to the warrant holder and the numerator of the diluted earnings per share computation is adjusted by interest on the debt and fair value changes in the warrant (net of tax).

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the years ended December 31, 2007, 2006 (as restated – see Note 1(c)) and 2005:

($ in thousands, except share data)	2007	2006	2005
Net income (loss) before cumulative effect of change in accounting principle after minority interest	$(96,472)	$16,900	$1,392

Cumulative effect of change in accounting principle (A)	$—	$(373)	$—

Net income (loss) (B)	$(96,472)	$16,527	$1,392

Preferred stock dividends (C)	(99)	(105)	(105)

Net income (loss) attributable to common stockholders (D)	$(96,571)	$16,422	$1,287

Determination of shares:
Weighted average common shares outstanding – basic (E)	15,495,764	12,810,084	12,727,526

Assumed conversion of dilutive stock options and cumulative convertible preferred stock	—	3,126,212	661,574

Weighted average common shares outstanding – diluted (F)	15,495,764	15,936,296	13,389,100

Basic net income (loss) per common share:
Prior to cumulative effect of change in accounting principle ((D+A)/E)	$(6.23)	$1.31	$0.10
Cumulative effect of change in accounting principle (A/E)	$—	$(0.03)	$—

	$(6.23)	$1.28	$0.10

Diluted net income (loss) per common share:
Prior to cumulative effect of change

in accounting principle ((B+A)/F)	$(6.23)	$1.06	$0.10
Cumulative effect of change in accounting principle (A/F)	$—	$(0.02)	$—

	$(6.23)	$1.04	$0.10

Included in weighted average common shares outstanding for 2007 are 938,550 redeemable equity securities issued to certain members of management in connection with the Invitel Acquisition.

For the years ended December 31, 2007, 2006 and 2005 common stock equivalents, warrants and convertible preferred stock of 572,017, 55,000 and 2,500,000, respectively, were excluded from the computation of diluted earnings per share since the effects of inclusion would have been anti-dilutive.

(r)	Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 has not had a material effect on our financial position or results of operations.

(s)	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. In February, 2008 the FASB issued a Staff Position that delays the effective date of SFAS 157. Delayed application of SFAS 157 is permitted for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS

159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions; however an early adopter must also adopt SFAS No. 157, “Fair Value Measurements”, at the same time. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated results of operations and financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 Revised, “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations”. SFAS 141R establishes principles and requirements for measurement of identifiable assets and liabilities in a business combination and the measurement and recognition of goodwill acquired in the business combination or a gain from a bargain purchase. The standard also determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R requires transaction costs to be expensed as incurred, rather capitalizing as a cost of the acquisition, recording contingent at fair value with subsequent adjustments in income and reduction in valuation allowances on deferred taxes in income rather than goodwill. The impact of the adoption of SFAS 141 will depend on the nature and timing of our future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”), which we will adopt on January 1, 2009. SFAS 160 will significantly change the accounting and reporting related to a non-controlling interest in a subsidiary. After adoption, non-controlling interests will be classified as shareholders’ equity, a change from its current classification between liabilities and shareholders’ equity. Earnings attributable to minority interests will be included in net income, although such earnings will continue to be deducted to measure earnings per share. Purchases and sales of minority interests will be reported in equity. We do not expect that the adoption of SFAS 160 will have a material impact on our financial statements.

(2)	Acquisitions

Acquisition of PanTel

On June 30, 2005, we completed our final purchase allocation of the PanTel business that was acquired in a two-step transaction, 24.9% on November 10, 2004 and the remaining 75.1% on February 28, 2005 (the “Pantel Acquisition”). The estimated fair values of assets acquired and liabilities assumed as of February 28, 2005 were determined in accordance with SFAS No. 141 “Business Combinations” and we were required to allocate the cost of an acquired business based on the estimated fair values of assets acquired and liabilities assumed.

The purchase price for the PanTel business was arrived at by arms length negotiations between us and the sellers. The total purchase price of $120.1 million included: (i) the payment of cash of EUR 26.9 million ($35.4 million at historical exchange rates), (ii) 250,000 shares at a fair value of $2.7 million, (iii) transaction costs of $1.5 million and (iv) debt assumed of EUR 66 million ($80.5 million at historical exchange rates). Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. $30.2 million has been calculated as negative goodwill that represented the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. Negative goodwill is due to the decision of the majority shareholder of the PanTel business to divest its investments in Central and Eastern Europe. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” negative goodwill has been proportionally allocated to reduce long-lived assets.

The closing of the transaction occurred on February 28, 2005 and the results of the PanTel business for the ten months ended December 31, 2005 (and the Balance Sheet as at December 31, 2005) have been consolidated into our financial statements for the year ended December 31, 2005.

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

The following table presents our unaudited summarized combined results of operations, on a pro forma basis, as though the PanTel Acquisition had been completed as of January 1, 2005:

(in thousands, except share data)	Year ended December 31, 2005
Revenues	$197,357
Cost of sales	76,141

Gross margin	121,216
Income from operations	34,134
Foreign exchange (losses) gains, net	(4,118)
Interest expense	14,712
Net income	12,473
Net income per share	$0.98

The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in our opinion, are not indicative of our results of operations we could have had if the PanTel Acquisition had actually taken place as of January 1, 2005. The unaudited pro forma summarized results of operations do not include potential cost savings from operating efficiencies or synergies that may result from the PanTel Acquisition.

Acquisition of Matel Holdings N.V.

On April 27, 2007, pursuant to a Sale and Purchase Agreement that we entered into with Invitel Holdings N.V. on January 8, 2007, we completed our acquisition of 100% of the issued ordinary shares of Matel Holdings and thus 99.98% of the outstanding shares of Invitel (the “Invitel Acquisition”).

The primary reason for the Invitel Acquisition was that this business combination significantly strengthens our position as the second largest fixed line telecommunications service provider and the number one alternative fixed line operator in Hungary. The Invitel Acquisition provides us with a larger customer base, a more extensive backbone network and enables us to benefit from Invitel’s and Hungarotel’s combined 14 geographically clustered historical concession areas. The business combination also provides us with a more substantial platform from which to take advantage of key potential service development opportunities and any further market consolidation. The combined business will also benefit from a greater diversity in its sources of revenue, which will make us less susceptible to market pressures in any single market.

The purchase price, including the assumption of net indebtedness, was EUR 470 million. We used a discounted cash flow methodology and comparable trading multiples in determining the purchase price.

The purchase price was increased by transaction and other directly related expenses. The total purchase consideration of EUR 479 million included: (i) the payment of cash in the amount of EUR 71 million (approximately $96 million at closing), (ii) 938,550 shares issued by HTCC at a fair value of EUR 11 million (approximately $15 million at closing), (iii) transaction costs and other directly related expenses of EUR 11 million (approximately $15 million at closing) and (iv) net debt assumed of EUR 389 million (approximately $525 million at closing, the “Assumed Net Debt”). The Assumed Net Debt consists primarily of (a) EUR 133 million in aggregate principal amount and accrued interest of floating rate senior PIK notes due 2013 (the “2006 PIK Notes”), (b) EUR 145 million in aggregate principal amount of 10  3/4% Senior Notes due 2012 (the “2004 Notes”), and (c) a Facilities Agreement in the amount of EUR 116 million, which was amended and restated in connection with the Invitel Acquisition (the “Amended Facilities Agreement”) less cash and cash equivalents on closing.

The Invitel Acquisition was financed by: (i) the issuance on April 27, 2007 of Floating Rate Senior Notes, due 2013, for an amount of EUR 200 million (the “2007 Notes”), which proceeds were used to pay part of the Invitel Acquisition consideration and to refinance our existing Credit Facility, and (ii) the issuance of 938,550 shares of our common stock to certain members of Invitel’s management team. In order to clarify the rights of the creditors under the various debt instruments, HTCC Holdco II B.V., Matel Holdings and various creditors and certain other parties also entered into an amended and restated Intercreditor Agreement (the “Intercreditor Agreement”).

Under the purchase method of accounting, and in accordance with SFAS No. 141, “Business Combinations”, we are required to allocate the cost of an acquired business based on the estimated fair values of the assets acquired and liabilities assumed. We finalized the purchase price allocation and determined $71 million in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired.

The following represents the final allocation of the purchase price paid for Matel Holdings based on the fair values of the acquired assets and assumed liabilities as of April 27, 2007:

April 27, 2007
(in thousands)
Current assets	$50,754
Property, plant and equipment	476,146
Intangible assets	132,921
Other non-current assets	13,174
Deferred tax	(28,721)
Current and non-current liabilities	(63,608)

Net assets acquired	$580,666

Purchase Price:
Long-term debt assumed	525,192
Cash	96,483
Shares issued	15,052
Transaction costs and other directly related expenses	14,865

Total purchase price	$651,592

Goodwill	$70,926

The following table presents the fair values of major components of the intangible assets acquired:

	April 27, 2007 (in thousands)	Weighted average amortization period
Customer relationships	$62,991	16 years
Trademark	27,038	indefinite
Homezone	2,030	4 years
3.5 GHz license	13,033	9 years
Right of ways	1,921	14 years
Software	16,893	4 years
Other intangible assets	9,015	3 years

Total:	$132,921

The closing of the transaction occurred on April 27, 2007 and the consolidated results of Matel Holdings for the eight months ended December 31, 2007 (and the balance sheet as at December 31, 2007) have been consolidated into our financial statements.

Acquisition of Tele2 Hungary

On October 18, 2007, we purchased the Hungarian business of Tele2, the Swedish-based alternative telecom operator by purchasing the entire equity interests in Tele2’s Hungarian subsidiary, Tele2 Magyarorszag Kft. (“Tele2 Hungary”). Tele2 Hungary (since renamed Invitel Telecom Kft.) provides Carrier Selection and Carrier Pre-Selection fixed line telecommunications services to Mass Market customers as a reseller using the network facilities of other operators pursuant to resale agreements.

The total purchase consideration for Tele2 Hungary was EUR 9.7 million (approximately $13.6 million at closing). The total purchase consideration of EUR 9.7 million included: (i) the payment of cash in the amount of EUR 4.0 million (approximately $5.6 million at closing); (ii) a net debt adjustment of EUR 5.0 million (approximately $7.0 million at closing); (iii) a net working capital adjustment of EUR 0.4 million (approximately $0.6 million at closing); and (iv) transaction costs and other directly related expenses of EUR 0.3 million (approximately $0.4 million at closing). We used a discounted cash flow methodology and comparable trading multiples in determining the purchase price.

The Tele2 Hungary Acquisition was financed by (i) our existing cash and (ii) the draw down of EUR 6.0 million (approximately $8.4 million at closing) from our Amended Facilities Agreement on October 15, 2007 (from the total available EUR 20 million of Tranche D of our revolving credit facility). The revolving credit facility was repaid on December 16, 2007. Tranche D bears a floating interest based on EURIBOR, plus 1.5% margin.

Under the purchase method of accounting, and in accordance with SFAS No. 141, “Business Combinations”, we are required to allocate the cost of an acquired business based on the estimated fair values of the assets acquired and liabilities assumed. The following represents the final allocation of the purchase price paid for Tele2 Hungary based on the fair values of the acquired assets and assumed liabilities as of October 18, 2007:

October 18, 2007
(in thousands)
Current assets	$11,400
Property, plant and equipment	166
Intangible assets	4,410
Deferred tax	1,317
Current and non-current liabilities	(3,742)

Net assets acquired	$13,551

Purchase Price:
Cash	5,609
Net indebtedness adjustment	6,949
Net working capital adjustment	589
Transaction costs and other directly related expenses	404

Total purchase price	$13,551

The following table presents the fair values of major components of the intangible assets acquired:

	October 18, 2007 (in thousands)	Weighted average amortization period
Customer relationships	$4,244	2 years
Property rights	162	0.5 years
Software	4	2 years

Total:	$4,410

The closing of the transaction occurred on October 18, 2007 and the consolidated results of Tele2 Hungary for the two months ended December 31, 2007 (and the balance sheet as at December 31, 2007) have been consolidated into our financial statements.

The following table presents our unaudited summarized consolidated financial information, on a pro-forma basis, as though the Invitel Acquisition and the Tele2 Hungary Acquisition had occurred at the beginning of the respective periods:

	2007 Pro-forma (unaudited)	2007 Actual	2006 Pro-forma (unaudited)	2006 Actual
	(in thousands)
Revenue	$505,239	$385,193	$477,562	$189,260
Income from operations	50,770	46,187	68,805	29,306

Foreign exchange gains (losses), net	411	(6,481)	(2,658)	1,104
Interest expense	(79,976)	(58,744)	(71,512)	(14,883)
Net income (loss)	(104,878)	$(96,472)	(53,344)	16,527
Net income (loss) per basic share	$(6.77)	$(6.23)	$(4.16)	$1.28

The above unaudited pro-forma summarized combined financial information is intended for informational purposes only and is not indicative of our results of operations had the Invitel Acquisition and the Tele2 Hungary Acquisition actually taken place at the beginning of the respective periods. The unaudited pro-forma summarized combined financial information does not include potential cost savings from operating efficiencies or synergies that may result from integrating the acquisitions.

(3)	Cash and Cash Equivalents and Restricted Cash

At December 31, 2007, cash of $20,897,000 comprised the following: $63,000 on deposit in the United States, the equivalent of $839,000 in the Netherlands, the equivalent of $1,446,000 on deposit in Serbia, Bulgaria, Romania, Slovakia and Slovenia, and $18,549,000 on deposit with banks in Hungary, consisting of $110,000 denominated in U.S. dollars, the equivalent of $2,888,000 denominated in euros and the equivalent of $15,551,000 denominated in Hungarian forint.

At December 31, 2006, cash of $18,794,000 comprised the following: $231,000 on deposit in the United States, the equivalent of $768,000 on deposit in Austria, Bulgaria, Romania, Slovakia and Slovenia, and $17,795,000 on deposit with banks in Hungary, consisting of $350,000 denominated in U.S. dollars, the equivalent of $3,286,000 denominated in euros and the equivalent of $14,159,000 denominated in Hungarian forint.

Restricted cash of $11,850,000 at December 31, 2006 was comprised of a EUR 9 million deposit in a debt service reserve account, which was required under the terms of our Credit Facility Agreement. We were required to maintain this EUR 9 million deposit in the debt service reserve account until such time as our leverage ratio, defined as consolidated net borrowings to consolidated EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization as defined in the Credit Agreement), was below 2:1 for two consecutive quarters. The deposit earned interest at bank deposit rates. We refinanced our Credit Facility Agreement and our restricted cash balance was released on April 27, 2007.

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Land and buildings	$23,759	14,723
Telecommunications equipment	830,007	275,610
Other equipment	18,464	17,310
Construction in progress	35,345	14,187

	907,575	321,830
Less: accumulated depreciation and impairment losses
Land and buildings	$(5,228)	(2,388)
Telecommunications equipment	(201,056)	(127,177)
Other equipment	(9,806)	(13,221)

	(216,090)	(142,786)

Property, plant and equipment, net	$691,485	179,044

(5)	Intangible Assets

The components of intangible assets at December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Customer relationships	$70,383	—
Trademark	28,357	1,347
Concession rights	8,119	7,538
Property rights	68,682	48,476
Software	31,485	7,043
Other	29,232	2,906

	236,258	67,310
Less: accumulated amortization and impairment losses
Customer relationships	(3,507)	—
Trademark	—	(155)
Concession rights	$(4,214)	(3,666)
Property rights	(9,462)	(6,603)
Software	(10,594)	(5,795)
Other	(7,533)	(442)

	(35,310)	(16,661)

Intangible assets, net	$200,948	50,649

Aggregate amortization expenses for amortizing intangible assets were $16,988,000, $2,951,000 and $2,666,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Estimated amortization expenses for the next five years, at December 31, 2007 exchange rates are: $16,087,000 in 2008, $14,885,000 in 2009, $12,211,000 in 2010, $10,535,000 in 2011 and $8,320,000 in 2012.

(6)	Goodwill

The carrying amount of goodwill has changed during the year ended December 31, 2007 as follows:

(in thousands)
Goodwill as of December 31, 2006	$9,622
Goodwill acquired	70,926
Foreign exchange difference on goodwill	986

Goodwill as of December 31, 2007	$81,534

Goodwill acquired relates to the Invitel Acquisition.

The carrying amount of goodwill by segment as of December 31, 2007 and 2006 was as follows:

	2007	2006
	(in thousands)
Mass Market Voice	$27,522	$1,703
Mass Market Internet	11,256	167
Business	25,929	3,592
Wholesale	16,827	4,160

Total goodwill	$81,534	$9,622

(7)	Other Assets

Included in other assets at December 31, 2006 is EUR 400,000 ($527,000 at December 31, 2006 exchange rates) in a restricted cash account related to a performance bond guarantee given to a customer.

(8)	Long-term Debt

Long-term debt at December 31, 2007 and 2006 consist of the following:

	2007	2006
	(in thousands)
Current:
Credit Facility	$—	$34,749
Amended Facilities Agreement	37,114	—

Total short-term portion of long-term debt	$37,114	$34,749
Non-Current:
Credit Facility	$—	$115,351
Amended Facilities Agreement (1)	107,907	—
2007 Notes	293,552	—
2006 PIK Notes (1)	204,566	—
2004 Notes (1)	206,840	—

Total long-term debt	$812,865	$115,351

(1) The 2006 PIK Notes, the 2004 Notes and $114 million from the Amended Facilities Agreement were acquired in connection with the Invitel Acquisition.

Credit Facility

On February 9, 2005, we entered into a EUR 170 million Credit Facility Agreement (the “Credit Facility”), with a European banking syndicate which had three facilities. Facility A, in the amount of EUR 84 million, was drawn down by Hungarotel on February 21, 2005 for the purpose of refinancing and terminating Hungarotel’s existing debt as well as to partially finance the acquisition of the PanTel business. Facility B, in the amount of EUR 66 million, was drawn down by PanTel on February 28, 2005 for the purpose of refinancing and terminating its existing debt at that date. Facility C, in the amount of EUR 20 million, provided funds for the repayment of our outstanding Notes which were to mature on March 31, 2007.

Facility A and Facility B were repayable semi-annually on each June 30 and December 31 beginning on June 30, 2005 and ending on December 31, 2010. Facility C was repayable in equal installments on June 30, 2011 and December 31, 2011. The loans accrued interest at the rate of the Applicable Margin (described below) plus the EURIBOR rate for the applicable interest period. The Applicable Margin for an interest period on Facility A and Facility B loans was based on our ratio of Total Net Borrowings to EBITDA. The Applicable Margin could range from a high of 2.5% per annum to a low of 0.75% per annum. The Applicable Margin on Facility A and Facility B was 2.25% per annum as of December 31, 2006. The Applicable Margin for the Facility C loan was fixed at 2.5% per annum.

We paid a facility agency fee in the amount of EUR 50,000 and an arrangement fee in the amount of EUR 4.0 million under the terms of the Credit Facility. We paid the fees from the proceeds of Facilities A and B. We had to pay a commitment fee in the amount of 0.65% per annum on the undrawn amount of the Credit Facility. Only Facility C was not drawn down.

We entered into a series of agreements to secure our obligations under the Credit Facility pursuant to which we pledged all of our intangible and tangible assets, including our ownership interests in our subsidiaries. We were subject to covenants, including maintenance of certain financial statement ratios, limitations on paying dividends, borrowing funds, acquiring assets or businesses and merging and disposing of our assets. The Credit Facility contained customary representations and warranties and events of default, which could have triggered early repayment of the balance under the Credit Facility.

2007 Refinancing

In connection with the Invitel Acquisition on April 27, 2007, we completed the issuance of EUR 200 million aggregate principal amount of floating rate senior notes maturing in 2013 (the “2007 Notes”), the proceeds of which were used to partly finance the Invitel Acquisition and to refinance the Credit Facility. As part of the Invitel Acquisition, we also assumed an estimated net indebtedness on closing of EUR 389 million (approximately $525 million at closing, the “Assumed Debt”). The Assumed Debt consists primarily of (i) EUR 133 million in aggregate principal amount and accrued interest of Floating Rate Senior PIK Notes due 2013 (the “2006 PIK Notes”), (ii) EUR 145 million in aggregate principal amount of 10  3/ 4% Senior Notes due 2012 (the “2004 Notes”), and (iii) a Facilities Agreement in the amount of EUR 116 million, which was amended and restated in connection with the Invitel Acquisition (the “Amended Facilities Agreement”). In order to clarify the rights of the creditors under the various debt instruments, we entered into an amended and restated Intercreditor Agreement (the “Intercreditor Agreement”). Summaries of the terms and condition of the 2007 Notes, the 2006 PIK Notes, the 2004 Notes, the Amended Facilities Agreement and the Intercreditor Agreement are set forth below. The summaries do not purport to be complete and are qualified in their entirety by reference to the full text of such documents, copies of which are filed with the Securities and Exchange Commission.

The Amended Facilities Agreement

In connection with the Invitel Acquisition on April 27, 2007, an amendment was made to the Facilities Agreement, dated August 6, 2004, between Matel, Invitel, as borrower, certain subsidiary companies as original guarantors, and certain financial institutions. The Amended Facilities Agreement provides for facilities of up to EUR 145 million (or the euro equivalent thereof), comprised of (i) a euro amortizing term loan of EUR 96.9 million, (ii) a Hungarian forint amortizing term loan of HUF 4,628 million (approximately EUR 18.5 million), (iii) a revolving credit facility of EUR 4.2 million and HUF 200 million (approximately EUR 0.8 million), and (iv) a euro liquidity facility of EUR 25 million. Neither the revolving facility nor the liquidity facility was drawn down in connection with the closing of the Invitel Acquisition.

Advances under the Amended Facilities Agreement bear interest for each interest period at annual rates equal to EURIBOR or BUBOR (based on the Budapest interbank offer rates) plus an applicable margin. The applicable margin is set based on the ratio of all of our senior debt to EBITDA, based on our most recently delivered quarterly management accounts and financial statements. Under the Amended Facilities Agreement, we are obligated to pay customary fees to the lenders, including an up-front fee and a commitment fee in relation to available and undrawn commitments under the revolving facility and the liquidity facility.

Our obligations under the Amended Facilities Agreement are guaranteed and are collateralized by (i) a first ranking pledge of all the share capital of the obligors, (ii) assignments of intercompany loans and any relevant cross guarantees of the obligors from time to time, (iii) a pledge of accounts by the obligors, and (iv) floating charges over all assets. Such security interests also collateralize, on a pari passu basis, all hedging obligations with respect to the Amended Facilities Agreement, the 2007 Notes and the 2004 Notes.

The Amended Facilities Agreement contains certain negative covenants that restrict us (subject to certain agreed upon exceptions) from, among other things, (i) creating or permitting to subsist any security interest over any part of our assets, (ii) merging or consolidating with or into any other person, (iii) selling, transferring, leasing, lending or otherwise disposing of any assets, (iv) incurring or permitting to be outstanding any financial indebtedness (including guarantees), (v) reducing capital or purchasing any class of our shares, (vi) making any investment, including (1) loans to any person, (2) the acquisition of indebtedness or capital or securities of any person, (3) the acquisition of the assets, property or business of any other person, or (4) the creation or acquisition of a subsidiary, (vii) entering into any derivative instruments, (viii) changing the nature of our business or amending our constitutive documents, (ix) entering into any agreement or arrangement other than on an arm’s-length basis, (x) paying dividends or making any repayment, prepayment or redemption of principal under any subordinated finance documents except the issuance of the 2007 Notes or in exchange for equity of an obligor, (xi) changing the ownership structure of the Company, and (xii) maintaining any bank account that has a credit balance with any person that is not a lender under the Amended Facilities Agreement.

Additionally, the Amended Facilities Agreement requires us to maintain specified consolidated financial ratios, such as leverage ratios (total senior debt to EBITDA and total debt to EBITDA), an interest coverage ratio (EBITDA to total debt interest charges) and a fixed charge coverage ratio (EBITDA minus capital expenditure minus cash taxes to total debt charges).

Under the terms of the Amended Facilities Agreement, we are required to observe certain affirmative undertakings, including, but not limited to, undertakings relating to (i) maintenance of all relevant consents, authorizations and licenses, (ii) conduct of business, (iii) periodic financial statements, management accounts and reports, (iv) auditors and information, (v) insurance and inspection, (vi) notification of environmental claims and expenditures, (vii) compliance with laws, (viii) taxes, and (ix) maintenance of a cost capitalization policy and an interest rate hedging policy.

The term facilities are amortizing term loans with a maturity date of June 30, 2011. No amount repaid or prepaid in relation to the term facilities may be redrawn.

The revolving facility and the liquidity facility are each repayable in an amount equal to 100% of the principal amount outstanding on June 29 and December 30 of each calendar year until the maturity date of June 30, 2011.

Subject to certain exceptions, all loans under the Amended Facilities Agreement will be required to be prepaid upon the occurrence of certain change of control events. Voluntary prepayments and cancellations are permitted.

The Amended Facilities Agreement contains certain events of default customary for senior debt financings as well as an event of default related to Matel Holdings engaging in non-holding company-related activities, the occurrence of which would preclude further borrowings under the revolving facility and permit the lenders to accelerate all outstanding loans and terminate their commitments under the facilities.

The 2007 Notes

Upon the completion of the Invitel Acquisition on April 27, 2007, we completed the issuance of the 2007 Notes. We received EUR 189 million following the payment of financing costs associated with the issuance of the 2007 Notes in the amount of EUR 11 million, which costs were deferred and will be amortized to interest expense using the effective interest method over the term of the 2007 Notes. The proceeds from the issuance of the 2007 Notes were used to partly finance the Invitel Acquisition and to refinance the indebtedness of Hungarotel and PanTel.

The 2007 Notes mature on February 1, 2013 and bear interest at a rate of EURIBOR plus 3.0% per annum, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2007. The 2007 Notes are guaranteed by some of our subsidiaries. The 2007 Notes and subsidiary guarantees are collateralized by second-priority liens over certain inter-company funding loans, the capital stock of some of our subsidiaries, which liens rank pari passu with the liens over such assets collateralizing our obligations under the 2004 Notes described below.

We have the option to redeem the 2007 Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2007 Notes indenture (the “2007 Notes Indenture”). In the event of a change of control, we must make an offer to purchase the 2007 Notes at a purchase price equal to 101% of the principal amount thereof. We are also required to offer to purchase the 2007 Notes with the excess proceeds following certain asset sales at a purchase price equal to 100% of the principal amount thereof.

The 2007 Notes Indenture contains covenants restricting our ability to, among other things, (i) incur additional indebtedness or issue preferred shares, (ii) make investments and certain other restricted payments, (iii) issue or sell shares in subsidiaries, (iv) agree to restrictions on the payment of dividends by subsidiaries, (v) enter into transactions with affiliates, (vi) create certain liens, (vii) merge, consolidate or combine with other entities, (viii) layer debt, (ix) designate subsidiaries as unrestricted subsidiaries, (x) engage in unrelated business activities and (xi) impair any security interests. The 2007 Indenture also contains customary events of default, including non-payment of principal, interest, premium or other amounts, violation of covenants, bankruptcy events, cross-defaults, material judgments and invalidity of any guarantee, security document or security interest.

The 2006 PIK Notes

On October 30, 2006, Invitel Holdings issued the 2006 PIK Notes pursuant to an Indenture, dated as of October 30, 2006 (the “2006 PIK Notes Indenture”). In connection with the closing of the Invitel Acquisition on April 27, 2007, we entered into a supplemental indenture with Invitel Holdings and the 2006 PIK Notes Indenture trustee, pursuant to which we replaced Invitel Holdings as the issuer of the 2006 PIK Notes and assumed all of the rights and obligations of the issuer under the 2006 PIK Notes Indenture.

Interest on the 2006 PIK Notes is payable quarterly in cash or in the form of additional 2006 PIK Notes at an annual rate of EURIBOR plus 8.25%, reset quarterly, plus a ratchet margin, on January 15, April 15, July 15 and October 15 of each year beginning January 15, 2007. The ratchet margin is zero for the period to but excluding October 15, 2009 and 2.00% if the consolidated leverage ratio of our subsidiary Matel is greater than 2.50 to 1.00 for any interest period beginning on or after October 15, 2009. The maturity date of the 2006 PIK Notes is April 15, 2013.

Our obligations under the 2006 PIK Notes are general unsubordinated obligations and are collateralized by a first priority lien over the shares of Matel Holdings and are effectively subordinated to all existing and future debt of our subsidiaries.

We have the option to redeem the 2006 PIK Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2006 PIK Notes Indenture. In the event of a change of control, we must make an offer to purchase the 2006 PIK Notes at a purchase price equal to 101% of the principal amount thereof. We are also required to make an offer to purchase the 2006 PIK Notes with the excess proceeds following certain asset sales at a purchase price equal to 100% of the principal amount of thereof.

The 2006 PIK Notes Indenture contains covenants restricting our ability to, among other things, (i) incur additional indebtedness or issue preferred shares, (ii) make investments and certain other restricted payments, (iii) enter into transactions with affiliates, (iv) create certain liens, (v) enter into sale and leaseback transactions, (vi) issue or sell shares of subsidiaries, (vii) merge, consolidate or combine with other entities, (viii) designate subsidiaries as unrestricted subsidiaries, (ix) engage in unrelated business activities and (x) impair any security interests. The 2006 PIK Notes Indenture also contains customary events of default, including, among other things, non-payment of the principal, interest or premium, if any, on any 2006 PIK Notes, certain failures to comply with any covenant of the 2006 PIK Notes Indenture, certain defaults under other indebtedness, failure to pay certain indebtedness or judgments, bankruptcy or insolvency events and invalidity of any security document or security interest.

The 2004 Notes

In August 2004, Matel issued the 2004 Notes pursuant to an Indenture (the “2004 Notes Indenture”) with a trustee, and, as subsidiary guarantors, Matel’s subsidiaries Invitel and V-Holding.

Interest on the 2004 Notes is payable semi-annually at an annual rate of 10.75% on February 15 and August 15 of each year, beginning on February 15, 2005.

We have the option to redeem the 2004 Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2004 Notes Indenture. Upon certain change of control events, we are required to make an offer to purchase all of the 2004 Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. We are also required to offer to purchase the 2004 Notes with the excess proceeds from certain sales of assets at 100% of the principal amount of the 2004 Notes, plus accrued and unpaid interest to the date of repurchase.

Our obligations under the 2004 Notes are guaranteed on a senior subordinated basis by some of our subsidiaries that guaranteed our obligations under the 2007 Notes and are collateralized by the same collateral securing the 2007 Notes.

The 2004 Notes Indenture contains covenants which, among other things, limit the ability of Matel and its restricted subsidiaries to (i) incur additional indebtedness and issue preferred shares, (ii) make certain restricted payments and investments, (iii) transfer or sell assets, (iv) enter into transactions with affiliates, (v) create certain liens, (vi) create restrictions on the ability of certain subsidiaries to pay dividends or other payments to Matel, (vii) guarantee other indebtedness, (viii) enter into sale and leaseback transactions, (ix) issue or sell shares of some of our restricted subsidiaries, (x) merge, consolidate, amalgamate or combine with other entities, (xi) designate restricted subsidiaries as unrestricted subsidiaries, and (xii) engage in any business other than a permitted business. The 2004 Notes Indenture also contains customary events of default, including, among others, the non-payment of principal, interest or premium on the 2004 Notes, certain failures to perform or observe any other covenant in the 2004 Notes Indenture, the occurrence of certain defaults under other indebtedness, failure to pay certain indebtedness or judgments, bankruptcy or insolvency events and invalidity of any guarantee, security document or security interest.

Intercreditor Agreement

In order to reflect the new obligations under the 2007 Notes and previously disclosed hedging obligations and to establish the relative rights of certain of our creditors under our financing arrangements (including priority of claims and subordination), we entered into an Intercreditor Agreement with, among others, the lenders under the Amended Facilities Agreement, certain hedging counterparties, the security trustee, the trustee for the 2007 Notes and the trustee for the 2004 Notes. The Intercreditor Agreement provides that if there is an inconsistency between the provisions of the Intercreditor Agreement (regarding subordination, turnover, ranking and amendments only), and certain other documents, including the 2007 Notes Indenture governing the 2007 Notes, the Intercreditor Deed will prevail.

(9)	Short-term Debt

Short-term debt at December 31, 2007 and 2006 consists of the following:

	2007	2006
	(in thousands)
Notes payable, interest at USD LIBOR + 3.5% (8.88% at December 31, 2006), due March 31, 2007 (less unamortized discount based on imputed interest rate of 5%—$ 343,000)	$—	$24,657

Total short-term debt	$—	$24,657

In May 1999, we issued notes (the “Notes”), in an aggregate amount of $25 million with detachable warrants (the “Warrants”). The Notes accrued interest payable semi-annually, at the USD LIBOR rate applicable for the six month interest period plus 3.5% (8.88% at December 31, 2006). The Warrants enabled the warrant holder to purchase 2,500,000 shares of our common stock at an exercise price of $10 per share. Payment of the exercise price could be made in the form of either cash or surrender of the Notes. The exercise period commenced on January 1, 2004 and terminated on March 31, 2007.

At inception, the fair value of the Warrants was $8.8 million and was credited to additional paid-in capital, with the offsetting charge being accounted for as a discount on the Notes. Upon adoption of SFAS No. 133, the Warrants were required to be reclassified as liabilities and accounted for as derivatives with changes in fair value reported in earnings. The unamortized discount on the Notes at December 31, 2006 was approximately $0.3 million, and is reflected as a reduction of the carrying amount of the Notes.

The fair value of the Warrants was determined using the Black-Scholes Option valuation model. The Notes and Warrants were owned by TDC as of December 31, 2006.

The Notes were canceled upon the exercise of the Warrants by TDC on March 28, 2007.

(10)	Derivative Financial Instruments

We engage in foreign currency and interest rate hedging activities to reduce the risk that changes in currency exchange rates and interest rates will adversely affect the eventual net cash flows resulting from our debt obligations.

We do not enter into financial instruments for trading or speculative purposes. However, the derivative instruments used by us are not designated as hedges under SFAS 133 for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are therefore recorded in current period earnings as a gain or loss on derivative instruments.

Interest rate risk hedging

To limit the variability of interest rates on all of our cash-pay debt, we entered into interest rate swap agreements to manage some of our fluctuations in cash flows resulting from interest rate risk. Under the terms of the interest rate swaps, we receive variable interest rate payments from the hedging counterparty and make fixed interest rate payments in the same currency, thereby creating the equivalent of fixed-rate debt.

Foreign exchange rate risk hedging

To limit the impact of fluctuations between the Hungarian subsidiaries’ functional currency, the Hungarian forint, and the euro, we have entered into currency swap agreements and foreign exchange forward agreements, to receive euros and pay forint, thereby creating the equivalent of Hungarian forint debt obligations.

In addition to the above instruments, we use cross-currency interest rate swaps to hedge both the interest rate and the currency exposure inherent in foreign currency denominated debt instruments bearing variable interest. By entering into such transactions we receive variable interest payments in foreign currency and make fixed interest payments in Hungarian forint, the functional currency of our Hungarian subsidiaries, thereby creating the equivalent of fixed rate debt in the functional currency of our Hungarian subsidiaries. The cross currency interest rate swaps in effect are the same as the combination of interest rate swaps and foreign exchange forward contracts applied to the same underlying hedged item.

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

Credit risk related to hedging

By using derivative financial instruments to hedge exposures to changes in interest rates and currency exchange rates, we expose ourself to the credit risk of the counterparty. Credit risk is the failure of the counterparty to perform its obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates a credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we do not have any credit risk. Our policy requires that counterparties to our hedging activities be large and creditworthy commercial banks. We do not consider the risk of counterparty non-performance associated with hedge contracts to be significant. We do not require and are not required to place collateral for these financial instruments independently of our security arrangements under the Amended Facilities Agreement.

To ensure the adequacy and effectiveness of our interest rate and foreign exchange hedge positions, we continually monitor, from an accounting and economic perspective, the derivatives positions in conjunction with our underlying interest rate and foreign currency exposures.

The following table summarizes the notional amounts and respective fair values of our derivative financial instruments, which mature at varying dates, as of December 31, 2007:

Asset / (Liability)	Notional Amount	Fair Market Value	Fair Value Change
	(in thousands)
Cross currency interest rate swaps	$612,084	$(35,086)	$(32,945)
FX forward contracts	—	21	1,348
Interest rate swaps	23,009	(784)	(1,361)
Interest rate swaps on credit facility loan	—	—	(2,955)

Total	$635,093	$(35,849)	$(35,913)

The following table summarizes the notional amounts and respective fair values of our floating to fixed interest rate swaps, which mature at varying dates, as of December 31, 2007:

Asset / (Liability)	Notional Amount	Fair Market Value	Maturity	Fixed Interest Rate
	(in thousands)
Amended Facilities Agreement	$115,100	$(5,905)	June 30, 2011	9.3790%
Amended Facilities Agreement	23,009	(784)	June 30, 2011	10.160%
2007 Notes	60,221	(2,510)	August 1, 2009	10.780%
2007 Notes	60,221	(2,918)	August 1, 2009	10.740%
2007 Notes	87,334	(4,206)	August 1, 2009	10.724%
2007 Notes	80,786	(3,891)	August 1, 2009	10.724%
2004 Notes	208,422	(15,656)	August 15, 2009	14.955%

Total Interest Rate Swaps	$635,093	$(35,870)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss.

We estimate the fair values by using a model which discounts future contractual cash-flows determined based on market conditions (foreign exchange rates, yield curves in the functional currency and in the foreign currency) prevailing on the date of the valuation. The model used by us is regularly tested against third party prices for reasonableness. The fair value represents the estimated amounts that we would pay or receive to terminate the contracts as of December 31, 2007. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Embedded derivatives

An embedded derivative is an implicit or explicit term within a contract that does not in its entirety meet the definition of a derivative instrument but affects some or all of the cash-flows or the value of other exchanges required by the contract in a manner similar to a derivative. An embedded derivative therefore is a derivative instrument within another contract that is not a derivative. For example, a euro denominated operating lease contract that a Hungarian subsidiary enters into for a given period of time will give rise to foreign currency exposure for that period since our Hungarian subsidiary will need to buy euro from its functional currency, the Hungarian forint, thereby having an impact on cash-flows. Therefore the series of foreign exchange forward contracts are embedded in the lease agreement, the host contract, and are accounted for separately.

Embedded derivatives are separated from the host contract and accounted for separately if (i) the economic characteristics and risks of the host contract and the embedded derivative are not clearly and closely related; (ii) a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative; and (iii) the combined instrument is not measured at fair value with changes in fair value reported through earnings. Changes in the fair value of separable embedded derivatives are recognized immediately in the statement of operations.

We review our material contracts regularly to identify embedded derivatives which require bifurcation from the host contract.

The following table summarizes the fair values of our embedded derivatives as of December 31, 2007 and 2006:

	2007	2006
		As Restated – see Note 1(c)
	(in thousands)
Embedded derivatives	$(617)	$(935)

Warrants

In connection with the Warrants issued in May, 1999 (see Note 9), we were required to measure and reflect the changes in the fair value of the Warrants in earnings. The fair value of the Warrants was highly dependent on the fair value of HTCC’s common stock.

The fair value of the Warrants was determined using the Black-Scholes option valuation model. The Warrants were exercised on March 28, 2007. The fair value of the Warrants at December 31, 2007, 2006 and 2005 and related fair value changes for the years then ended, are as follows:

Year	Fair Value	Gain (Loss) in Fair Value
	(in thousands)	(in thousands)
2007	$—	$(15,075)
2006	13,050	3,300
2005	16,350	(1,500)

(11)	Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses by type for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	2007	2006	2005
		As Restated – See Note 1(c)
Personnel expenses	$46,100	$24,529	$24,462
Other administrative expenses	19,731	6,482	9,571
Advertising and marketing costs	6,216	2,049	1,898
Network operating expenses	28,593	17,616	16,234
IT costs	7,204	2,239	1,558
Other taxes	2,285	1,226	480
Bad debt and collection costs	3,030	1,075	2,525
Legal, audit and consultant fees	5,878	4,553	4,298
Management fees	25	—	—

Total for segments	$119,062	$59,769	$61,026

Backbone rental expenses	(15,548)	(9,709)	(8,148)
Network operating expenses	(18,506)	(8,748)	(7,624)
Direct personnel expenses	(18,660)	(6,211)	(7,409)

Total selling, general and administrative expenses (including severance expenses)	$66,348	$35,101	$37,845

Bad debt and collection costs for the year ended December 31, 2007 include one-time bad debt expenses as a result of an additional provision made at PanTel in the amount of $1,352,000.

Legal, audit fees and consultant expenses for the year ended December 31, 2007 include Sarbanes-Oxley and other compliance expenses amounting to $2,351,000.

Other administrative expenses for the year ended December 31, 2007 include integration costs of $9,447,000 and due diligence expenses of $684,000.

(12)	Income Taxes

The income (loss) before income taxes by tax jurisdiction for the years ended December 31, 2007, 2006 and 2005 were as follows:

(in thousands)	2007	2006	2005
		As Restated – see Note 1(c)
Income / (loss) before income taxes:
United States	$(37,456)	$2,928	$(5,013)
Hungary	(57,814)	19,095	12,808
Romania	2,130	158	45

Total income before income taxes	$(93,140)	$22,181	$7,840

The income tax benefit (expense) is attributable to income (loss) from continuing operations and consists of the following for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	2007	2006	2005
		As Restated – see Note 1(c)
Current tax benefit (expense):
United States	$—	$—	$—
Romania	(80)	(64)	7
Hungary
Corporate tax	(419)	(1,688)	(1,599)
Local business tax	(6,616)	(3,867)	(3,365)

Total current tax expense	$(7,115)	$(5,619)	$(4,957)

Deferred tax benefit (expense):
United States	$—	$—	$(2,030)
Romania	(233)	—	—
Hungary	4,008	338	539

Total deferred tax	$3,775	$338	$(1,491)

Total income tax expense	$(3,340)	$(5,281)	$(6,448)

The statutory U.S. Federal tax rate for the years ended December 31, 2007, 2006 and 2005 was 35% and the Hungarian corporate income tax rate for the years ended December 31, 2007, 2006 and 2005 was 16%. In addition to the corporate income tax rate of 16% in Hungary, a solidarity tax of 4%, introduced from September 1, 2006, has been levied on companies on top of the corporate income tax rate. A reconciliation of income tax expense at the U.S. parent company income tax rate to actual income tax benefit (expense) for the years ended December 31, 2007, 2006 and 2005 is as follows:

(in thousands)	2007	2006	2005
		As Restated – see Note 1(c)
Income tax expense using the parent company tax rate (35% in the U.S.)	32,599	(7,763)	(2,195)
Impact of difference in tax rate of subsidiaries	(10,434)	3,152	1,608
Effect of change in tax rate	—	709	—
Non-deductible expenses	(1,187)	(389)	(82)
Reserve on loss with no tax benefit	(17,984)	1,383	(2,882)
Local business tax and other tax, net of benefit	(6,609)	(2,524)	(2,827)
Other	275	151	(70)

Income tax expense	$(3,340)	$(5,281)	$(6,448)

For U.S. Federal income tax purposes we have unused net operating loss carry forwards at December 31, 2007 of approximately $45,606,000, which expire as follows: $4,603,000 in 2010; $6,438,000 in 2011; $3,645,000 in 2012; $2,113,000 in 2018; $12,385,000 in 2019; $724,000 in 2024; $3,302,000 in 2025; $1,112,000 in 2026 and $11,284,000 in 2027. As a result of certain equity transactions, we believe that we experienced an “ownership change” in 1999, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carry forwards. As calculated, the Section 382 limitation will not necessarily prevent the ultimate utilization of the U.S. net operating loss carry forwards although it may defer the realization of tax benefits associated with loss carry forwards originating prior to the ownership change.

For Hungarian corporate income tax purposes, we have unused net operating loss carry forwards at December 31, 2007 of approximately $78,475,000 of which $27,543,000 expires in 2008 and $50,932,000 is not subject to expiration limitations.

We have not provided any deferred taxes for undistributed earnings of our foreign subsidiaries. As a result of valuation allowances against losses in the U.S. and in the Netherlands, the distribution of this income would not result in an incremental tax liability. Such undistributed earnings of foreign subsidiaries amounted to $8,947,000 as of December 31, 2007 and $18,131,000 as of December 31, 2006.

We file income tax returns in the U.S. while our directly owned subsidiaries file income tax returns in Hungary. The years following 2003 remain open for examination and assessment by the IRS. The Hungarian tax authority has audited the income tax returns of Invitel, PanTel and PanTel Technocom through 2004 and Hungarotel through 2003. We are also file tax returns in six other Central and Eastern European countries where we established subsidiaries. We are not aware of any outstanding issue or claim that is likely to be material to our financial position, cash flows or results of operations in any of the jurisdictions in which we operate.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31
	2007	2006
		As restated– See Note 1(c)
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$55,571	12,098
Property, plant and equipment	10,820	8,798
Intangible assets	2,427	2,165
Derivative financial instruments	6,865	506
Other	8,131	4,254

Total gross deferred tax assets	83,814	27,821
Less: valuation allowance	(47,854)	(15,074)

Net deferred tax assets	35,960	12,747

Deferred tax liabilities:
Property, plant and equipment	(37,139)	(508)
Intangible assets	(8,164)	(5,300)
Derivative financial instruments	(611)	(17)
Development reserve	(1,353)	(1,398)
Other	(8,335)	(579)

Total gross deferred tax liabilities	(55,602)	(7,802)

Net deferred tax asset (liability)	$(19,642)	4,945

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible and loss carry forwards are utilizable. Based on the level of historical taxable income and our projections of future taxable income over the periods in which the deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of our deferred tax assets, net of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced if our estimates of future taxable income during the future periods are reduced. We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. The net change in the total valuation allowance for the years ended December 31, 2007, 2006 and 2005 was an increase of $32,780,000, an increase of $161,000 and an increase of $3,010,000, respectively.

(13)	Commitments and Contingencies

(a)	Concession Agreements

We have concession agreements with the Hungarian Ministry of Economics and Transport (the “Ministry”) to own and operate local public telephone networks in five Hungarotel historical concession areas in Hungary. Each of the concession agreements is for a term of 25 years, ending in 2019, and provided for an eight-year exclusivity period up to November 2002. Pending negotiations with the Ministry, we expect to terminate or amend the concession agreements as these are not compatible with the liberalized telecommunications market created by the Communications Act of 2001 and the Electronic Communications Act of 2003.

Our concession agreements provide for the payment by us of annual concession fees of between 0.1% and 2.3% of net telephone service revenues depending on the concession area. We accrued the annual concession fees for 2001 of HUF 157 million (approximately $0.9 million at December 31, 2007 exchange rates), but as of December 31, 2007 have not paid this amount. The annual concession fees for 2002, which we have neither accrued for, nor paid, would total approximately HUF 142 million (approximately $0.8 million at December 31, 2007 exchange rates).

The Communications Act of 2001 replaced the concession system with a notification system under which new operators may offer telecommunications services in competition with us in our historical concession areas merely upon notification to the Communications Authority and the payment of a nominal fee of HUF 10,000 (approximately $58 at December 31, 2007 exchange rates). A new operator would require a license if it intended to use radio frequencies, build its own network or request an allocation of a number range to subscribers, but the granting of such licenses is by-and-large an administrative matter. We paid one-time concession fees to the Hungarian government when the concessions were originally granted and expected that if, after the expiration of the eight-year exclusivity periods, the state were to grant new operators rights to compete against us in our historical concession areas, such rights would have been granted following a tender, with the new operators having to pay more than a nominal fee for the rights in the same manner that we originally paid for our concessions.

The concession agreements contain an equal treatment clause that explicitly states that the Ministry should not treat the concession company in an unequal or prejudicial manner compared to other telecommunications companies. We believe that the move from the concession system to the notification system, a system in which there are effectively no barriers to entry, breached our legitimate expectation that we would continue to benefit from the one-time concession fees we paid even after the end of our exclusivity periods because any competitor would also have to make a real investment in the form of a license fee in order to compete.

Pending the outcome of the current negotiations on the mutual termination or amendment of the concession agreements, we have thus far withheld the payment of the concession fees for 2001.

For 2002 and subsequent years, we believe that we are not required to pay concession fees at all. In addition to the local loop unbundling obligations, the Communications Act imposed universal service obligations on us. These obligations were substantially restated in the Electronic Communications Act and are incorporated in a Universal Service Agreement between us and the Ministry.

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

Negotiations regarding the amendment or cancellation of the concession contracts are currently in progress. We believe that the request from the Ministry to pay the annual concession fees for (a) 2001 is subject to a counterclaim by us arising as a result of the State replacing the concession system with the notification system and (b) 2002 is based on groundless arguments and is a breach of the equal treatment clause (referred to above) in the concession agreements.

Accordingly, we believe that it is unlikely that the Ministry will be able to successfully enforce the claim in respect of the annual concession fees for 2002 and thus we believe that this issue will not have a material effect on our consolidated financial position, results of operations or liquidity.

(b)	Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

(c)	Guarantees

Guarantees and claims arise during the ordinary course of business from our relationships with suppliers and customers when we undertake an obligation to guarantee our performance if specified triggering events occur. Nonperformance under a contract could trigger an obligation for us. These potential claims can arise from late or non-payment to suppliers (“payment guarantees”) and/or late or incomplete delivery of services to customers (“performance guarantees”). We also provide bid guarantees to new or existing customers in connection with bids on commercial projects.

Our potential future payments under these guarantees as of December 31, 2007 are summarized as follows:

(in thousands)	2007
Payment guarantees	$6,271
Performance guarantees	$605
Bid guarantees	$32

$6,908

There is no recourse provisions specifically stipulated in the guarantee contracts. Our recourse would be to investigate executed guarantees with the supplier or customer and determine at that time whether we should be reimbursed for the guarantee. None of the guarantees are secured by our assets. We are not currently aware of any exposure associated with these guarantees and thus have not recorded any liability related to these guarantees.

(d)	Lease Commitments to Telecommunication Service Providers

We have entered into separate agreements with various telecommunications service providers to lease lines, which have non-cancelable contract provisions in excess of one year. Our future minimum commitments under these contracts, at December 31, 2007 exchange rates, are: $4,596,000 in 2008, $4,156,000 in 2009, $3,567,000 in 2010, $2,503,000 in 2011, $1,264,000 in 2012 and $7,397,000 thereafter.

(e)	Other Lease Commitments

We lease office and other facilities, which require minimum annual rentals.

We have entered into vehicle leases that are capital leases in nature. The net book value of vehicles held under capital leases is as follows:

	December 31,
	2007	2006
	(in thousands)
Vehicles	$1,680	$1,513
Less: accumulated depreciation	(1,296)	(713)

Net book value included in property, plant and equipment	$384	$800

Rent expense under operating lease agreements for the years ended December 31, 2007, 2006 and 2005, was $5,709,000, $2,717,000 and $2,581,000, respectively, and is included in selling, general and administrative expenses. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2007 (at December 31, 2007 exchange rates) are:

	Capital leases	Operating leases
	(in thousands)
Year ending December 31:
2008	459	2,729
2009	13	993
2010	—	482
2011	—	273
2012	—	33
Later years, through 2020	—	66

Total minimum lease payments	$472	$4,576

We have various purchase commitments for materials, supplies and other items incidental to the ordinary course of business. There are no material contractual commitments extending beyond 2008 and such commitments are not at prices in excess of current market value.

(14)	Common Stock and Cumulative Convertible Preferred Stock

As of December 31, 2007 and 2006, we had 30,000 shares of our cumulative convertible preferred stock, with a $70 liquidation value per share, outstanding. Any holder of the cumulative convertible preferred stock is entitled to receive cumulative cash dividends payable in arrears, at an annual rate of 5%, compounded annually on the liquidation value of $70 per share. We may, at our option, redeem the Preferred Stock at any time. The Cumulative Convertible Preferred Stock is convertible into shares of the Company’s common stock on a one for ten basis. As of December 31, 2007 and 2006, the total arrearage on the cumulative convertible preferred stock was $850,000 and $756,000, respectively, and is included in Due to Related Parties.

Redeemable Equity Securities

In connection with the Invitel Acquisition, we issued 938,550 shares of our common stock on the acquisition date to certain members of Invitel’s management team (each a „Manager”) in payment for some of their shares in Invitel. The issuance of the common stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. In connection with the HTCC shares they received as part of the acquisition consideration for Invitel, the Managers were also given the right, under certain circumstances, to require the Company to purchase all or part of those shares (i.e., a “put” right) at a specified price. If at any time after 30 days following the acquisition date, a Manager’s employment is terminated without cause or due to the Manager’s death or disability, the Manager or (or the Manager’s estate) is entitled to require us to purchase all or part of the HTCC shares the Manager acquired in connection with the Invitel Acquisition at a per share price equal to the “fair market value” of such shares on the date of such termination. In addition the Manager also received unlimited “piggyback” registration rights in any public offering of HTCC’s equity securities for our own account or for the account of any holders of our securities with registration rights. As a result of the “put” rights, the redemption of the shares is not within the control of the Company and, therefore, these common shares are classified as Redeemable Equity Securities within temporary equity on the balance sheet.

We reserved 3,601,284 shares as of December 31, 2007 for issuance under stock option plans, compensation agreements, and under the conversion terms applicable to our outstanding cumulative convertible preferred stock.

(15)	Stock Based Compensation

As of December 31, 2007, we had outstanding options to purchase 80,000 shares of common stock issued from the 2002 Plan; outstanding options to purchase 100,000 shares of common stock issued from the Directors’ Plan; and outstanding options to purchase 390,000 shares of common stock under the 2004 Plan. Upon our stockholders’ approval of the 2004 Plan, we agreed not to issue any more shares from either the 2002 Plan or the Directors’ Plan.

We issued a total of 15,000 shares of common stock to directors of the Board of Directors for their services for the 2004/2005 Board term under the terms of the 2004 Plan. 2,000 of those shares were subsequently canceled due to a resignation in 2004 and a further 3,000 were canceled in 2005. We issued a total of 6,000 shares of common stock to directors for their service for the 2005/2006 Board term under the terms of the 2004 Plan. We issued a total of 6,000 shares of common stock to directors for their service for the 2006/2007 Board term under the terms of the 2004 Plan. 1,500 of those shares were subsequently canceled due to a resignation in 2006 and an additional 1,500 were granted due to an appointment in 2006. 500 shares were issued to a new director for his board service for the remaining 3 months of the 2006/2007 board term. We issued a total of 6,000 shares of common stock to directors for their service for the 2007/2008 Board term under the terms of the 2004 Plan. Shares issued to directors for their annual services vest over the board term. For the years ended December 31, 2007, 2006 and 2005, we had expenses of $126,000, $95,000 and $92,000, respectively, resulting from certain stock grants from our 2004 Plan to directors.

The following is a summary of stock options under the 2002 Plan, the Directors’ Plan or the 2004 Plan, referred to above, which were granted, were exercised or have expired for the three years ended December 31, 2007:

	Outstanding Options	Weighted Average Price
December 31, 2004	821,284	$6.79
Granted	155,000	$13.01
Exercised	(205,000)	$5.41

December 31, 2005	771,284	$8.41
Granted	55,000	$15.62
Exercised	(25,000)	$4.86

December 31, 2006	801,284	$9.01
Granted	20,000	$14.64
Exercised	(220,000)	$6.39
Cancelled	(31,284)	$7.55

December 31, 2007	570,000	$10.30

Some options issued under our stock option plans vest upon issuance. The following table summarizes information about shares subject to outstanding options as of December 31, 2007, which were issued to current or former employees, or directors pursuant to the 2002 Plan, Directors’ Plan or the 2004 Plan:

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
40,000	$4.72	$4.72	4.00	40,000	$4.72
80,000	$5.78-$6.78	$6.22	2.79	80,000	$6.22
200,000	$7.46-$9.39	$9.00	5.80	200,000	$9.00
175,000	$10.89-$13.01	$12.77	6.82	175,000	$12.77
75,000	$14.64-$15.62	$15.36	8.27	75,000	$15.36

570,000	$4.72-$15.62	$10.30	5.89	570,000	$10.30

The aggregate intrinsic value, which represents the amount by which the fair value of our common stock exceeds the option exercise prices, was $4,210,000 and $4,905,000 as of December 31, 2007 and 2006, respectively.

The weighted-average estimated fair value of stock options granted during the year ended December 31, 2007 was $14.64 per share. The weighted-average estimated fair value of stock options granted during the year ended December 31, 2006 was $8.93 per share. The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $3,143,600. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $267,000. Compensation expense related to stock options granted has been recorded in selling, general and administrative expenses.

There are sufficient shares reserved for issue upon exercise of the outstanding options.

(16)	Foreign Exchange Gains (Losses)

We incur foreign exchange gains and losses primarily as a result of the fluctuation of the Hungarian forint, the functional currency of our Hungarian subsidiaries, mainly against the euro with respect to the euro-denominated debt held by our Hungarian subsidiaries.

(17)	Related Parties

The net balance of receivables from and payables to related parties was a net payable to TDC in the amount of $1,400,000 at December 31, 2007. This represents cumulative preferred stock dividends in arrears payable to TDC in the amount of $850,000, an accrual of $453,000 for strategic projects; $201,000 for the costs for various individuals employed by TDC who have performed work for us and a net $104,000 receivable in connection with the transport of international voice, data and Internet traffic over the Company’s and TDC’s respective telecommunications networks for each other and other items.

On March 28, 2007, TDC exercised its warrants to purchase 2,500,000 shares of our Common Stock in exchange for notes issued by us and held by TDC in the principal amount of $25 million. As of December 31, 2007, TDC owned 64% of our outstanding Common Stock and 30,000 shares of our preferred stock convertible into 300,000 shares of Common Stock.

Robert Dogonowski, Jesper Theill Eriksen, Carsten Dyrup Revsbech and Henrik Scheinemann, current directors of the Company, are officers of TDC. Torben V. Holm was an employee of TDC when he served as our President and Chief Executive Officer and as the head of management’s executive committee through April 2007. Alex Wurtz was also an employee of TDC when he served as our head of Corporate Business Development and as a member of management’s executive committee through April 2007.

For Mr. Holm, we paid EUR 981,371 (approximately $1.4 million) for his services for the period from May 2005 through April 2007. We were also responsible for paying other costs pertaining to Mr. Holm, including housing in Budapest and for certain of Mr. Holm’s travel costs back to his home in Denmark.

For Mr. Wurtz, we paid EUR 501,707 (approximately $0.7 million) for his services for the period from June 2005 through April 2007. We were also responsible for paying Mr. Wurtz’s housing in Budapest.

All of the directors of the Company are covered by a directors and officers liability policy taken out by TDC. As of December 31, 2007, we had approximately $302,000 in expenses for our portion of the overall premium paid by TDC.

We have agreements in place with TDC, pursuant to which TDC and the Company transport international voice, data and Internet traffic for each other over our respective telecommunications networks. For the years ended December 31, 2007 and 2006, we transported these services for TDC in the amount of approximately $2,117,000 and $1,825,000, respectively, pursuant to such agreements. For the years ended December 31, 2007 and 2006, we agreed to pay TDC an amount of approximately $866,000 and $691,000, respectively, pursuant to such agreements.

(18)	Employee Benefit Plan

Effective December 1996, we established a 401(k) salary deferral plan (the “401(k) Plan”) on behalf of our U.S. employees. The 401(k) Plan is a qualified defined contribution plan, and allows participating employees to defer up to 15% of their compensation, subject to certain limitations. Under the 401(k) Plan, we have the discretion to match contributions made by the employee. No matching contributions were made by us in 2007, 2006 or 2005.

(19)	Segments

We manage our business based on four segments: Mass Market Voice, Mass Market Internet, Business and Wholesale segments. Our management monitors the revenue streams of these categories and operations are managed and financial performance is evaluated based on these segments (see Note 1(d) Revenue Recognition).

Substantially, all of our assets are located in Hungary and over 81% of all of our operating revenues are generated in Hungary. All of our assets are used in all of our market segments due to the nature of our operations.

The revenue and gross margin generated by the four business segments for the periods ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

(in thousands)	2007	2006	2005
Revenue:		As Restated – see Note 1(c)
Mass Market Voice	$108,834	$33,490	$37,083
Mass Market Internet	33,647	3,284	2,015
Business	125,888	70,645	65,167
Wholesale	116,824	81,841	75,378

Total revenue	385,193	189,260	179,643
Segment Cost of Sales:
Mass Market Voice	(22,124)	(7,212)	(7,042)
Mass Market Internet	(5,650)	(121)	(45)
Business	(35,313)	(19,685)	(14,624)
Wholesale	(68,751)	(46,330)	(40,426)

Total segment cost of sales	(131,838)	(73,348)	(62,137)
Backbone rental expenses	(15,548)	(9,709)	(8,148)
Network operating expenses	(18,506)	(8,748)	(7,624)
Direct personnel expenses	(18,660)	(6,211)	(7,409)

Total cost of sales	(184,552)	(98,016)	(85,318)

Segment Gross Margin:
Mass Market Voice	$86,710	$26,278	$30,041

Mass Market Internet	27,997	3,163	1,970
Business	90,575	50,960	50,543
Wholesale	48,073	35,511	34,952

Total segment gross margin	253,355	115,912	117,506
Backbone rental expenses	(15,548)	(9,709)	(8,148)
Network operating expenses	(18,506)	(8,748)	(7,624)
Direct personnel expenses	(18,660)	(6,211)	(7,409)

Total gross margin	200,641	91,244	94,325

For the years ended December 31, 2007, 2006 and 2005 none of our customers accounted for more than 10% of our total gross revenue.

Revenue by country for the periods ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

(in thousands)	2007	2006	2005
Revenue:		As Restated – see Note 1(c)
Hungary	$373,311	$186,660	$179,251
Romania	11,490	1,623	204
Bulgaria	289	977	176
Slovakia	—	—	—
Austria	—	—	12
Slovenia	103	—	—

Total revenue	385,193	189,260	179,643

The net book values of long-lived assets by country as of December 31, 2007 and 2006 were as follows (in thousands):

(in thousands)	2007	2006
Long-Lived Assets:
Hungary	$878,940	$226,979
Romania	12,196	1,347
Bulgaria	1,065	1,011
Slovakia	148	160
Austria	—	104
Slovenia	84	92

Total long-lived assets	892,433	229,693

(20)	Severance Costs

Our severance expenses for year ended December 31, 2007, of $9.1 million, are primarily due to the termination costs related to the restructuring of our operations following the Invitel Acquisition. Out of our total severance cost, $643,000 was unpaid at December 31, 2007.

Our severance expenses for year ended December 31, 2006, of $0.7 million, are due primarily to the termination costs related to an officer, as well as other individually insignificant severance costs related to the workforce of the Hungarian entities.

(21)	Summary of non-cash transactions

Cash paid interest during the years ended December 31, 2007, 2006 and 2005 was $45.0 million, $12.1 million and $10.3 million, respectively and cash paid income taxes during the years ended December 31, 2007, 2006 and 2005 was $10.2 million, $5.5 million and $4.6 million, respectively.

Summary of non-cash transactions:

During 2005 we:

•	Assumed debt, on February 28, 2005, of EUR 66M ($80.5 million at historical exchange rates) on acquisition of subsidiaries.

•	Issued 106,814 net shares of Common Stock under the terms of employee stock option exercises.

•	Entered into capital lease arrangements concerning vehicles, the value of which at the date of lease inception was $1.4 million.

•

Issued 6,000 shares of Common Stock in May, which vested over a one year period, as compensation to members of the Board of Directors. The recognized compensation expense of these stock grants in 2005 amounted to $92,000.

During 2006 we:

•	Issued 10,204 shares of Common Stock under the terms of employee stock option exercises.

•

Issued 6,000 shares of Common Stock in May, cancelled 1,500 shares in September and issued an additional 1,500 shares in December, which vested in May 2007, as compensation to members of the Board of Directors. The recognized compensation expense of these stock grants in 2006 amounted to $56,000.

During 2007:

•

On March 28, 2007, TDC exercised its warrants for 2.5 million shares by exchanging notes in the principal amount of $25 million, which were issued by us and held by TDC. We recorded a non-cash expense of $15.1 million and $0.1 for the first quarter 2007 and 2006, respectively, relating to the change in the fair market value of the warrants.

•

On April 27, 2007 in connection with the acquisition of Matel Holdings as described in Note 2, we issued 938,550 shares with an assigned value of $15 million (EUR 11 million) and assumed debt of Invitel in the amount of $525 million.

•	On May 24, 2007 we issued 6,500 shares to directors

(22)	Subsequent Events

As of January 1, 2008 we completed the legal consolidation of some of our Hungarian operating subsidiaries. Hungarotel, PanTel and Euroweb Hungary merged into Invitel.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Schedule of Quarterly Financial Data (unaudited)

(In thousands, except per share data)

	December 31		September 30	June 30		March 31
Fiscal 2007 quarters ended:
Revenue	$127,066	(2)	$116,139	$92,850	(1)	$49,138
Cost of sales	64,672	(2)	57,455	41,710	(1)	20,715
Gross margin	62,394	(2)	58,684	51,140	(1)	28,423
Income from operations	16,726	(2)	13,306	9,470	(1)	6,685
Net loss attributable to common stockholders	(14,547)		(11,182)	(16,165)		(54,677	)(3)
Earnings (loss) per share:
Basic	$(0.89)		$(0.68)	$(1.00)		$(4.22	)*
Diluted	$(0.89)		$(0.68)	$(1.00)		$(4.22	)*

*	The sum of quarterly earnings per share amounts may not equal the annual amounts because of changes in the weighted average number of shares outstanding during the year.
(1)	The increase in revenue, cost of sales, gross margin and income from operations in the second quarter in 2007 is due to the Invitel Acquisition on April 27, 2007 from which date Invitel’s results are consolidated.
(2)	The increase in revenue, cost of sales, gross margin and income from operations in the fourth quarter in 2007 is due to the Tele2 Hungary Acquisition on October 18, 2007 from which date Tele2 Hungary’s results are consolidated.
(3)	The loss attributable to common stockholders in the first quarter in 2007 is due to a loss of $15.1 million related to the change in the fair value of warrants that were held by TDC and the loss of $44.3 million arising from the fair value change of hedges entered into in connection with the Invitel Acquisition.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Schedule of Quarterly Financial Data (unaudited)

(In thousands, except per share data)

	December 31	September 30	June 30	March 31
Fiscal 2006 quarters ended:
Revenue	$49,324	$47,242	$47,236	$45,458
Cost of sales	26,247	24,947	24,272	22,550
Gross margin	23,077	22,295	22,964	22,908
Income from operations	6,636	6,628	7,603	8,439
Net income (loss) attributable to common stockholders – as reported	18,881	4,253	(1,084)	(1,031)
Restatement – see Note 1(c) to Consolidated Financial Statements	(4,710)	(464)	809	(232)
Net income (loss) attributable to common stockholders – as restated	14,171	3,789	(275)	(1,263)
Earnings (loss) per share:
- as reported
Basic	$1.47	$0.33	$(0.08)	$(0.08	)*
Diluted	$1.11	$0.32	$(0.19)	$(0.08	)*
Earnings (loss) per share:
- as restated
Basic	$1.11	$0.30	$(0.02)	$(0.10	)*
Diluted	$0.89	$0.28	$(0.02)	$(0.10	)*

*	The sum of quarterly earnings per share amounts may not equal the annual amounts because of changes in the weighted average number of shares outstanding during the year.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Schedule I – Condensed Financial Statements of Registrant

Hungarian Telephone and Cable Corp.

Condensed Balance Sheets

(In thousands, except share data)

	2007	2006
Assets
Cash and cash equivalents	$224	$548
Amounts due from subsidiary	2,969	2,608
Current deferred tax asset	—	—
Prepayments and accrued income	119	2,472
Other current assets	10	57

Total current assets	3,322	5,685

Investment in subsidiary and affiliates	34,995	105,957
Long-term loan to subsidiary	177	12,495
Deferred tax asset	—	—
Capitalized transaction costs	10,939	809

Total assets	$49,433	$124,946

Liabilities and Stockholders’ Equity
Accounts payable and accruals	$2,305	$4,882
Due to related parties	4,914	815

Total current liabilities	7,219	5,697

Stock option liability	6,070	7,220
Warrants	—	13,050
Long-term debt	—	24,657

Total liabilities	13,289	50,624

Commitments and Contingencies	—	—

Redeemable Equity Securities	15,049	—

Stockholders’ equity:
Cumulative Convertible Preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2007 and 2006	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 15,471,950 shares in 2007 and 12,812,665 shares in 2006	15	14
Additional paid-in capital	193,013	139,999
Accumulated deficit	(188,298)	(91,727)
Accumulated other comprehensive income	16,365	26,036

Total stockholders’ equity	21,095	74,322

Total liabilities and stockholders' equity	$49,433	$124,946

See accompanying notes to condensed financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Schedule I – Condensed Financial Statements of Registrant

Hungarian Telephone and Cable Corp.

Condensed Statements of Operations

Years ended December 31, 2007, 2006 and 2005

(In thousands, except share and per share data)

	2007	2006	2005
Management services revenues	6,542	7,421	6,175

Operating expenses:
Operating and maintenance expenses	7,947	6,467	7,153
Depreciation and amortization	—	—	—

Total operating expenses	7,947	6,467	7,153

Income (loss) from operations	(1,405)	954	(978)

Other income (expenses):
Foreign exchange gains (losses), net	1	1,310	(1,219)
Interest expense	(911)	(3,484)	(3,006)
Interest income	303	849	756
Gains (losses) from fair value changes of derivative financial instruments	(3,552)	—	—
Gains (losses) from fair value change of warrants	(15,075)	3,300	(1,500)
Earnings in equity of subsidiaries	$(75,833)	13,971	9,369

Net income (loss) before income taxes	(96,472)	16,900	3,422

Income tax (expense) benefit	—	—	(2,030)

Net income (loss) before cumulative effect of change in accounting principle	$(96,472)	16,900	1,392
Cumulative effect of change in accounting principle		(373)	—

Net income (loss)	(96,472)	16,527	1,392

Cumulative convertible preferred stock dividends	(99)	(105)	(105)

Net income (loss) attributable to common stockholders	$(96,571)	16,422	1,287

See accompanying notes to condensed financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Schedule I – Condensed Financial Statements of Registrant

Hungarian Telephone and Cable Corp.

Condensed Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Net cash provided by (used in) operating activities	$(13,337)	84	218

Cash flows from investing activities:
Acquisition of subsidiaries	—	—	(15,637)
Proceeds from sale of interest in affiliates	—	—	15,929
Acquisition of interests in affiliates	—	—	—

Net cash provided by (used in) investing activities	—	—	292

Cash flows from financing activities:
Provision of inter-company loan to subsidiary	—	—	(12,699)
Repayment of inter-company loan from subsidiary	13,014	—	12,290
Other	(1)	—	(1)
Proceeds from inter-company loan repayment	—	—	—
Preferred stock dividends paid	—	—	—
Proceeds from exercise of stock options	—	—	—

Net cash (used in) provided by financing activities	13,013	—	(410)

Net increase (decrease) in cash and cash equivalents	(324)	84	100

Cash and cash equivalents at beginning of year	548	464	364

Cash and cash equivalents at end of year	$224	548	464

See accompanying notes to condensed financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Schedule I – Condensed Financial Statements of Registrant

Hungarian Telephone and Cable Corp.

Notes to Condensed Financial Statements

Years Ended December 31, 2007, 2006 and 2005

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

HTCC’s only source of cash is payments under its management service agreements and dividends, if any, from its subsidiaries (the “subsidiaries”). The subsidiaries’ ability to pay dividends or make other capital distributions to HTCC is governed by applicable law, and is significantly restricted by certain obligations of the subsidiaries. The subsidiaries are borrowers and/or guarantors under a banking credit facility and Note Indentures which provide that the subsidiaries can only make distributions to HTCC for limited purposes and under restrictive conditions.

The condensed financial statements should be read in conjunction with the audited consolidated financial statements of Hungarian Telephone and Cable Corp. and its subsidiaries as of December 31, 2006 and 2007, and for the years ended December 31, 2007, 2006 and 2005, including the notes thereto, set forth in the Company’s consolidated financial statements.

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Schedule II – Valuation Accounts

DESCRIPTION	Balance at the Beginning of Year	Allowance Acquired on Acquisition	Allowance for Bad Debt Expense	Translation Adjustment	Balance at the End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2005	$3,305,000	$180,000	$899,000	$(586,000)	$3,798,000
Year ended December 31, 2006	$3,798,000	—	$1,480,000	$330,000	$5,608,000
Year ended December 31, 2007	$5,608,000	$14,583,000	$(3,672,000)	$1,114,000	$17,633,000

DESCRIPTION	Balance at the Beginning of Year	Movement During Period	Translation Adjustment	Balance at the End of Year
Allowance for deferred tax assets
Year ended December 31, 2005	$11,903,000	$3,010,000	—	$14,913,000
Year ended December 31, 2006	$14,913,000	$161,000	—	$15,074,000
Year ended December 31, 2007	$15,074,000	$33,363,000	(583,000)	$47,854,000

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits*

Exhibit No.	Description

10.4	Employment Agreement, as amended as of January 4, 2008, between the Registrant and Peter T. Noone

10.5	Summary of Board of Directors Compensation

10.21	Form of Agreement dated April 27, 2007 regarding Transfer Restrictions and Put Rights in connection with Issuance of HTCC Stock in Invitel Acquisition

21	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers Kft.

23.2	Consent of KPMG Hungaria Kft.

24	Powers of Attorney

31.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	The other exhibits listed in the List of Exhibits in the Report on Form 10-K have been incorporated by reference into such Report.