Form 10-Q
period 2008-03-31
HUNGARIAN TELEPHONE & CABLE CORP
filed 2008-05-12
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated filer ☒

Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date:

Common Stock, $.001 par value	16,419,733 Shares
(Class)	(Outstanding as of May 8, 2008)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,524	$20,897
Accounts receivable, net of allowance of $22,837 in 2008 and $17,633 in 2007	102,397	85,684
Derivative financial instruments	741	977
Prepaid expenses and accrued income	12,052	5,049
Other current assets	9,881	6,228

Total current assets	172,595	118,835
Property, plant and equipment, net of depreciation of $344,728 in 2008 and $216,457 in 2007	844,002	691,485
Goodwill, net	82,358	81,534
Intangibles assets, net of amortization of $48,381 in 2008 and $38,315 in 2007	293,053	200,948
Deferred costs	18,291	14,828
Deferred tax asset, net	5,366	—
Derivative financial instruments	23,327	2,076
Other non-current assets	2,188	485

Total assets	$1,441,180	$1,110,191

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$61,702	$37,114
Current obligations under capital leases	8,728	430
Accounts payable	56,308	58,797
Accrued expenses and deferred income	74,529	87,434
Derivative financial instruments	20,861	22,138
Other current liabilities	19,576	9,499
Due to related parties	1,070	1,706

Total current liabilities	242,774	217,118
Long-term debt, excluding current installments	1,059,130	812,865
Long-term obligations under capital leases, excluding current portion	12,148	13
Derivative financial instruments	2,611	17,381
Deferred tax liabilities	26,647	19,642
Deferred income	62,195	—
Other non-current liabilities	6,656	7,020

Total liabilities	1,412,161	1,074,039

Commitments and contingencies	—	—
Minority interest	13	8
Redeemable equity securities	15,049	15,049
Stockholders’ equity:
Cumulative convertible preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2008 and 2007	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 15,478,239 shares in 2008 and 15,471,950 shares in 2007	15	15
Additional paid-in capital	193,013	193,013
Accumulated deficit	(184,300)	(188,298)
Accumulated other comprehensive income	5,229	16,365

Total stockholders’ equity	13,957	21,095

Total liabilities and stockholders’ equity	$1,441,180	$1,110,191

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Month Periods Ended March 31, 2008 and 2007

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$131,462	$49,138
Cost of Sales (exclusive of depreciation)	55,659	25,144

Gross margin	75,803	23,994
Operating expenses
Selling, general and administrative	26,632	9,865
Depreciation and amortization	26,687	7,444

Total operating expenses	53,319	17,309
Income from operations	22,484	6,685
Other income (expenses)
Foreign exchange gains (losses), net	(13,224)	3,044
Interest expense	(27,644)	(3,750)
Interest income	430	520
Gains (losses) from fair value changes of derivative financial instruments	29,086	(44,283)
Gains (losses) from fair value changes of warrants	—	(15,075)
Other, net	(610)	(53)

Income (loss) before income taxes	10,522	(52,912)
Income tax benefit (expense)
Current	(1,857)	(2,546)
Deferred	(4,636)	807

Total income tax benefit (expense)	(6,493)	(1,739)
Net income (loss) before minority interest	$4,029	$(54,651)
Minority interest	(5)	—

Net income (loss)	$4,024	$(54,651)
Cumulative convertible preferred stock dividends	(26)	(26)

Net income (loss) attributable to common stockholders	3,998	(54,677)
Foreign currency translation adjustment	(11,136)	3,436

Total comprehensive income (loss)	(7,138)	(51,241)

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Month Periods Ended March 31, 2008 and 2007

(In thousands, except share and per share data)

(unaudited)

(Continued)

	Three Months Ended March 31,
	2008	2007
Basic net income (loss) per common share:	$0.24	$(4.22)
Diluted net income (loss) per common share:	$0.24	$(4.22)
Weighted average number of common shares outstanding:
Basic	16,416,720	12,952,050

Diluted	16,922,707	12,952,050

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2007	15,471,950	$15	—	193,013	(188,298)	16,365	$21,095
Net settlement of stock option exercise	6,289	—	—	—	—	—	—
Cumulative convertible preferred stock dividends	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	4,024	—	4,024
Foreign currency translation adjustment	—	—	—	—	—	(11,136)	(11,136)

Balances at March 31, 2008	15,478,239	15	—	193,013	(184,300)	5,229	$13,957

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Month Periods Ended March 31, 2008 and 2007

(In thousands)

(unaudited)

	2008	2007
Net cash provided by / (used in) operating activities	$17,254	$145

Cash flows from investing activities:
Acquisition of telecommunications network equipment and intangible assets	(19,881)	(4,196)
Acquisition of subsidiaries, net of cash acquired	(45,626)	—
Settlement of derivative financial instruments	(7,898)	1,237
Proceeds from sale of assets	401	244

Net cash provided by / (used in) investing activities	(73,004)	(2,715)

Cash flows from financing activities:
Repayments of long-term debt	(79,129)	—
Proceeds from new borrowings	166,508	—
Refinancing costs paid	(7,472)	—
Principal payments under capital lease obligations	(716)	(117)

Net cash provided by / (used in) financing activities	79,191	(117)

Effect of foreign exchange rate changes on cash	3,186	533

Net increase in cash and cash equivalents	26,627	(2,154)
Cash and cash equivalents at beginning of period	20,897	18,794

Cash and cash equivalents at end of period	$47,524	$16,640

Summary of material non-cash transactions:

•

We had derivative financial instruments with a negative non-cash effect of $44.3 million for the three months ended March 31, 2007 and a positive non-cash effect of $36.9 million for the three months ended March 31, 2008.

•	On March 5, 2008, in connection with the Memorex Acquisition, we assumed net debt of $105.9 million.

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hungarian Telephone and Cable Corp. (“HTCC”) with its consolidated subsidiaries, HTCC Holdco I B.V. (“Holdco I”), HTCC Holdco II B.V. (“Holdco II”), Matel Holdings N.V. (“Matel Holdings”) Magyar Telecom B.V. (“Matel”), Invitel Tavkozlesi Szolgaltato zRt. (“Invitel”), Euroweb Romania S.A. (“Euroweb Romania”), Memorex Telex Communications AG (“Memorex”), Invitel Telecom Kft. (“Tele2 Hungary”) and Invitel Technocom Kft. (“Invitel Technocom”) (together, the “Company”) include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair statement of the results of the interim periods. Invitel and Memorex own and consolidate several minor non-Hungarian subsidiaries within the Central and Eastern European region.

Unless the context requires otherwise, references in this report to the “Company”, “we”, “us” and “our” refer to Hungarian Telephone and Cable Corp. and its consolidated subsidiaries.

Results for interim periods are not necessarily indicative of the results for a full year. All inter-company balances and transactions have been eliminated.

On March 5, 2008 we acquired 95.7% of the outstanding equity in Austrian-based Memorex Telex Communication AG. Memorex has operations in numerous countries within the Central and Eastern European region, including Austria, Turkey, Slovakia, Czech Republic, Germany and Romania. The purchase price for Memorex was EUR 30.1 million (approximately $45.6 million) plus the assumption of debt. We refinanced a significant portion of Memorex’s debt at closing. We funded the Memorex Acquisition and the refinancing of the Memorex debt with a subordinated bridge loan facility. We intend to replace this bridge loan facility with longer term financing. We also intend to buy out the remaining minority shareholders in Memorex.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the (i) audited consolidated financial statements of the Company for the year ended December 31, 2007, including the notes thereto, which are filed with the Unites States Securities and Exchange Commission (“SEC”) and (ii) any subsequent filings with the SEC regarding such financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

(b)	Reclassifications Reported in this 10-Q

In our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2007 we have reclassified the following expenses from selling, general and administrative expenses to cost of sales to conform with our presentation for the three months ended March 31, 2008: (i) sales commissions paid to third party agents; (ii) labor expenses of our network labor force and other employees who perform functions directly related to network maintenance; and (iii) expenses relating to the operation and maintenance of our network. For the three months ended March 31, 2007, $4,429,000 was reclassified in total.

(c)	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options and warrants and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that preferred securities were converted and that outstanding stock options and warrants were exercised and the proceeds therefrom were used to acquire shares of our common stock at the average market price during the reporting period.

The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
($ in thousands, except share data)	2008	2007
Net income (loss) attributable to common stockholders (A)	$3,998	$(54,677)
plus: preferred stock dividends	26	26
Net income (loss) (B)	$4,024	$(54,651)
Determination of shares:
Weighted average common shares outstanding
Basic (C)	16,416,720	12,952,050
Diluted (D)	16,922,707	12,952,050
Net income (loss) per common share:
Basic (A/C)	$0.24	$(4.22)
Diluted (B/D)	$0.24	$(4.22)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007, common stock equivalents and convertible preferred stock of 505,987 and 3,390,000, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

(d)	Foreign Currency Translation

We use the Hungarian forint (“HUF”) as the functional currency for our Hungarian subsidiaries. Our Hungarian subsidiaries’ assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating HUF assets and liabilities into U.S. dollars are accumulated as part of other comprehensive income in stockholders’ equity. Euro denominated debt is re-measured into HUF with a corresponding charge to earnings as exchange gains (losses).

We use the HUF as the functional currency of Invitel’s non-Hungarian subsidiaries except for Memorex and its subsidiaries. Accordingly, foreign currency assets and liabilities of Invitel’s non-Hungarian subsidiaries are translated into HUF using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating the local currency assets and liabilities of these Invitel subsidiaries into HUF are accumulated as part of foreign exchange gains (losses) in the consolidated statement of operations.

We use the euro (“EUR”) as the functional currency of Memorex and Memorex’s subsidiaries. Accordingly, foreign currency assets and liabilities of Memorex’s subsidiaries are translated into EUR using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating the local currency assets and liabilities of Memorex’s subsidiaries into EUR are accumulated as part of foreign exchange gains (losses) in the consolidated statement of operations.

The translation of the subsidiaries’ Hungarian forint denominated balance sheets into U.S. dollars, as of March 31, 2008, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 172.61 as of December 31, 2007 to 163.90 as of March 31, 2008, an approximate 5% depreciation in value of the U.S. dollar against the HUF. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ Hungarian forint denominated statements of operations and statements of cash flows into U.S. dollars, for the three months ended March 31, 2008 and 2007, were 173.23 and 192.69, respectively.

The translation of the subsidiaries’ euro denominated balance sheets into U.S. dollars, as of March 31, 2008, has been affected by the strengthening of the euro against the U.S. dollar from 1.47 as of December 31, 2007 to 1.58 as of March 31, 2008, an approximate 8% depreciation in value of the U.S. dollar against the euro. The average euro/U.S. dollar exchange rates used for the translation of the subsidiaries’ euro denominated statements of operations and statements of cash flows into U.S. dollars, for the three months ended March 31, 2008 and 2007, were 1.50 and 1.31, respectively.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

(e)	Stock Based Compensation

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

As of March 31, 2008, we had outstanding options to purchase 80,000 shares of common stock issued from the 2002 Plan; outstanding options to purchase 90,000 shares of common stock issued from the Directors’ Plan; and outstanding options to purchase 410,000 shares of common stock under the 2004 Plan. Upon the approval of the 2004 Plan, we agreed not to issue any more options from either the 2002 Plan or the Directors’ Plan.

Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) requires the measurement and recognition of compensation expense based on the fair value of the employee stock based awards issued. Compensation expense for awards and related tax effects are recognized as they vest. We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized effective January 1, 2006 includes: (1) compensation cost for all share based awards granted prior to, but not yet vested as of, January 1, 2006 based on the original measure of the grant date fair value method under the provisions of SFAS 123R for pro-forma disclosure; and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for periods prior to the adoption of the new standard were not restated at the time of transition.

In addition, awards previously treated as “variable awards” are classified as “liability awards” under the new standard and are subject to revaluation each period, with a corresponding adjustment in earnings for changes in the fair value of outstanding awards.

(f)	Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

periods within those years. In February, 2008 the FASB issued a Staff Position that delays the effective date of SFAS 157. Delayed application of SFAS 157 is permitted for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 has not had a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS 159 applies to all reporting entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 has not had a material effect on our financial position or results of operations.

(g)	Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes disclosure requirements for derivative instruments and hedging activities. The Statement requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. We are currently assessing the impact of SFAS 161.

(2)	Related Parties

The net balance of receivables from and payables to related parties was a net payable to TDC A/S (“TDC”) in the amount of $790,000 at March 31, 2008. This represents cumulative preferred stock dividends in arrears payable to TDC in the amount of $882,000 and a net $92,000 receivable in connection with the transport of international voice, data and Internet traffic over the Company’s and TDC’s respective telecommunications networks for each other and other items.

On March 28, 2007, TDC exercised its warrants to purchase 2,500,000 shares of our common stock in exchange for notes issued by us and held by TDC in the principal amount of $25 million. As of March 31, 2008 and December 31, 2007, TDC owned 64% of our outstanding common stock and 30,000 shares of our preferred stock convertible into 300,000 shares of common stock.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

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

For Mr. Holm, we paid EUR 981,371 (approximately $1.6 million) for his services for the period from May 2005 through April 2007. We were also responsible for paying other costs pertaining to Mr. Holm, including housing in Budapest and for certain of Mr. Holm’s travel costs back to his home in Denmark.

For Mr. Wurtz, we paid EUR 501,707 (approximately $0.8 million) for his services for the period from June 2005 through April 2007. We were also responsible for paying Mr. Wurtz’s housing in Budapest.

All of our directors are covered by a directors and officers liability policy taken out by TDC. As of March 31, 2008, we had approximately $32,000 in expenses for our portion of the overall premium paid by TDC.

We have agreements in place with TDC, pursuant to which TDC and the Company transport international voice, data and Internet traffic for each other over our respective telecommunications networks. For the three months ended March 31, 2008 and 2007, we transported these services for TDC and recorded revenue in the amount of approximately $618,000 and $518,000, respectively, pursuant to such agreements. For the three months ended March 31, 2008 and 2007, TDC transported these services and charged us approximately $104,000 and $328,000, respectively, pursuant to such agreements.

(3)	Acquisition of Memorex Telex Communications AG

On March 5, 2008 we acquired 95.7% of the outstanding equity in Austrian-based Memorex Telex Communication AG (the “Memorex Acquisition”).

The total purchase consideration for Memorex was EUR 101.4 million (approximately $154.1 million) including the assumption of debt and transaction costs and other directly related expenses. We used a discounted cash flow methodology and comparable trading multiples in determining the purchase price. The total purchase consideration of EUR 101.4 million included: (i) the payment of cash in the amount of EUR 17.9 million (approximately $27.2 million at closing), (ii) the payment of cash into escrow (the “Escrow Amount”) in the amount of EUR 12.1 million (approximately $18.4 million at closing), (iii) the assumption of net debt of EUR 69.7 million (approximately $105.8 million at closing); and (iv) transaction costs and other directly related expenses of EUR 1.7 million (approximately $2.6 million at closing).

Invitel and the selling shareholders of Memorex entered into an Escrow Agreement to set aside a portion of the purchase price cash consideration to cover any breach of the selling shareholders’ warranties or covenants and to cover any indemnity claims that we might have against the selling shareholders under the purchase agreement. The Escrow

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Agreement governs the terms and conditions under which the Escrow Amount is released to the selling shareholders of Memorex during the term of the Escrow Agreement. The Escrow Amount reduced by the aggregate of all outstanding claim notices of Invitel will be released in two installments: (i) six months after the closing date of the Memorex Acquisition and (ii) one month after the earlier of: (a) the date on which the second annual audited accounts are approved by the shareholders meeting and the supervisory board and (b) three months after the last day of the second financial year ending after the closing date of the Memorex Acquisition. The escrow account shall bear interest of 3.35% per annum. The interest so accrued belongs to Invitel.

We refinanced a significant portion of Memorex’s debt at the closing of the acquisition. We funded the Memorex Acquisition and the refinancing of the Memorex debt with a subordinated bridge loan facility. We intend to replace this bridge loan facility with longer term financing. We also intend to buy out the remaining minority shareholders in Memorex.

The primary reason for the Memorex Acquisition was Memorex’s business is complementary to Invitel’s existing regional wholesale data business. Memorex is a leading alternative telecommunications infrastructure and bandwidth provider in the Central and Eastern European region and has a diversified customer base.

Under the purchase method of accounting, and in accordance with SFAS No. 141 “Business Combinations”, we are required to allocate the cost of an acquired business based on the estimated fair values of the assets acquired and liabilities assumed. We determined the estimated fair values of assets acquired and liabilities assumed as of March 5, 2008, the closing date of the Memorex Acquisition.

The following represents our preliminary allocation of the purchase price paid for Memorex based on the estimated fair values of the acquired assets and liabilities assumed as of March 5, 2008. The preliminary allocation of the purchase price is not necessarily indicative of the final allocation of the purchase price consideration. We intend to complete the valuation and establish a final purchase price allocation by December 31, 2008, following the completion of valuation studies and integration activities.

March 5, 2008
(in thousands)
Current assets	$36,389
Property, plant and equipment	126,683
Intangible assets	94,706
Deferred tax	4,366
Current and non-current liabilities	(108,090)

Net assets acquired	$154,054

Purchase Price:
Cash paid to shareholders	27,223
Cash to escrow account	18,402
Assumption of debt	105,879
Transaction costs and other directly related expenses	2,550

Total purchase price	$154,054

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents the fair values of major components of the intangible assets acquired:

	March 5, 2008 (in thousands)	Weighted average amortization period
Concession rights and licences	$752	10 years
Customer relationships	21,535	14 years
Trademark	159	6 months
Property rights	54,480	16-20 years
Software	203	4 years
Vodafone contract	17,577	20 years

Total:	$94,706

The closing of the Memorex Acquisition occurred on March 5, 2008 and the consolidated results of Memorex for March 2008 (and the balance sheet of Memorex as at March 31, 2008) were consolidated into our financial statements for the three months ended March 31, 2008.

The following table presents our unaudited summarized consolidated financial information, on a pro-forma basis, as though HTCC, Invitel, Tele2 Hungary and Memorex had been combined at the beginning of the respective periods:

	Three months ended March 31,
	2008 Pro-forma	2007 Pro-forma
Revenue	$141,889	$135,193
Income from operations	22,636	24,477
Foreign exchange gains (losses), net	(15,479)	5,699
Interest expense	(30,327)	(27,266)
Net income (loss)	(412)	(59,151)
Net income (loss) per basic share	$(0.03)	$(4.57)

The above unaudited pro-forma summarized combined financial information is intended for informational purposes only and is not indicative of the results of our operations had the acquisitions actually taken place at the beginning of the respective periods. The unaudited pro-forma summarized combined financial information does not include potential cost savings from operating efficiencies or synergies that may result from the acquisitions.

(4)	Short and long-term debt

Short-term portion of long-term debt and long-term debt at March 31, 2008 consists of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Memorex Turkey Loan	$15,824	$—
Amended Facilities Agreement	45,878	37,114

Short-term portion of long-term debt	$61,702	$37,114
Amended Facilities Agreement	$115,910	$107,907
Memorex Bridge Loan	158,243	—
1st Memorex Prep Loan	12,659	—
2nd Memorex Prep Loan	4,747	—
2007 Notes	316,486	293,552
2006 PIK Notes	227,994	204,566
2004 Notes	223,091	206,840

Total long-term debt	$1,059,130	$812,865

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

In connection with the Invitel Acquisition on April 27, 2007, we completed the issuance of EUR 200 million aggregate principal amount of floating rate senior notes maturing in 2013 (the “2007 Notes”), the proceeds of which were used to partly finance the Invitel Acquisition and to refinance our existing bank credit facility. As part of the Invitel Acquisition, we also assumed an estimated net indebtedness on closing of EUR 391 million (approximately $528 million at closing, the “Assumed Debt”). The Assumed Debt consisted primarily of (i) EUR 133 million in aggregate principal amount and accrued interest of Floating Rate Senior PIK Notes due 2013 (the “2006 PIK Notes”), (ii) EUR 142 million in aggregate principal amount of 10.75% Senior Notes due 2012 (the “2004 Notes”), and (iii) a Facilities Agreement in the amount of EUR 116 million, which was amended and restated in connection with the Invitel Acquisition.

In connection with the Memorex Acquisition on March 5, 2008, we entered into a EUR 100 million (approximately $158 million) Bridge Loan Agreement (the “Bridge Loan Agreement”) and further amended and restated our Facilities Agreement (the “Amended Facilities Agreement”).

In order to establish the relative rights of certain of our creditors under our financing arrangements, we have entered into an amended and restated Intercreditor Agreement (the “Intercreditor Agreement”). Summaries of the terms and conditions of the Amended Facilities Agreement, the 2007 Notes, the 2006 PIK Notes, the 2004 Notes, the Bridge Loan Agreement and the Intercreditor Agreement are set forth below. The summaries do not purport to be complete and are qualified in their entirety by reference to the full text of such documents, copies of which are filed with the Securities and Exchange Commission. We have also summarized three loan agreements that we assumed as part of the Memorex Acquisition.

The Amended Facilities Agreement

In connection with the Invitel Acquisition on April 27, 2007, an amendment was made to the Facilities Agreement, dated August 6, 2004, between Matel, Invitel, as borrower, certain subsidiary companies as original guarantors, and certain financial institutions. The Amended Facilities Agreement provides for facilities of up to EUR 145 million (or the euro equivalent thereof), comprised of (i) a euro amortizing term loan of EUR 96.9 million, (ii) a Hungarian forint amortizing term loan of HUF 4,628 million (approximately EUR 18.5 million), (iii) a revolving credit facility of EUR 4.2 million and HUF 200 million (approximately EUR 0.8 million), and (iv) a euro liquidity facility of EUR 25 million. Neither the revolving facility nor the liquidity facility has been drawn down.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Our obligations under the Amended Facilities Agreement are guaranteed and are collateralized on a senior basis by (i) a first ranking pledge of all the share capital of the obligors, (ii) assignments of intercompany loans and any relevant cross guarantees of the obligors from time to time, (iii) a pledge of accounts by the obligors, and (iv) floating charges over all assets. Such security interests also collateralize, on a pari passu basis, all hedging obligations with respect to the Amended Facilities Agreement, the 2007 Notes and the 2004 Notes.

The Amended Facilities Agreement contains certain negative covenants that restrict us (subject to certain agreed upon exceptions) from, among other things, (i) creating or permitting to subsist any security interest over any part of our assets, (ii) merging or consolidating with or into any other person, (iii) selling, transferring, leasing, lending or otherwise disposing of any assets, (iv) incurring or permitting to be outstanding any financial indebtedness (including guarantees), (v) reducing capital or purchasing any class of our shares, (vi) making any investment, including (1) loans to any person, (2) the acquisition of indebtedness or capital or securities of any person, (3) the acquisition of the assets, property or business of any other person, or (4) the creation or acquisition of a subsidiary, (vii) entering into any derivative instruments, (viii) changing the nature of our business or amending our constitutive documents, (ix) entering into any agreement or arrangement other than on an arm’s-length basis, (x) paying dividends or making any repayment, prepayment or redemption of principal under any subordinated finance documents including the 2004 Notes, the 2007 Notes and the Bridge Loan Agreement except in accordance with the Intercreditor Agreement, (xi) changing our ownership structure, and (xii) maintaining any bank account that has a credit balance with any person that is not a lender under the Amended Facilities Agreement.

Additionally, the Amended Facilities Agreement requires us to maintain specified consolidated financial ratios, such as leverage ratios (total senior debt to EBITDA and total debt to EBITDA), an interest coverage ratio (EBITDA to total debt interest charges) and a fixed charge coverage ratio (EBITDA minus capital expenditure and cash taxes to total debt charges).

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

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The 2007 Notes

Upon the completion of the Invitel Acquisition on April 27, 2007, we completed the issuance of the 2007 Notes pursuant to an Indenture, dated as of April 27, 2007 (the “2007 Notes Indenture”). We received EUR 189 million following the payment of financing costs associated with the issuance of the 2007 Notes in the amount of EUR 11 million, which costs were deferred and are amortized to interest expense using the effective interest method over the term of the 2007 Notes. The proceeds from the issuance of the 2007 Notes were used to partly finance the Invitel Acquisition and to refinance our credit facility.

The 2007 Notes mature on February 1, 2013, and bear interest at a rate of EURIBOR plus 3.0% per annum, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2007. The 2007 Notes are guaranteed by some of our subsidiaries. The 2007 Notes and subsidiary guarantees are secured by second-priority liens over certain inter-company funding loans, the capital stock of some of our subsidiaries, which liens rank pari passu with the liens over such assets securing our obligations under the 2004 Notes described below.

We have the option to redeem the 2007 Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2007 Notes Indenture. In the event of certain change of control events, we must make an offer to purchase the 2007 Notes at a purchase price equal to 101% of the principal amount thereof. We are also required to offer to purchase the 2007 Notes with the excess proceeds following certain asset sales at a purchase price equal to 100% of the principal amount thereof.

The 2007 Notes Indenture contains covenants restricting our ability to, among other things, (i) incur additional indebtedness or issue preferred shares, (ii) make investments and certain other restricted payments, (iii) issue or sell shares in subsidiaries, (iv) agree to restrictions on the payment of dividends by subsidiaries, (v) enter into transactions with affiliates, (vi) create certain liens, (vii) merge, consolidate or combine with other entities,

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

(viii) layer debt, (ix) designate subsidiaries as unrestricted subsidiaries, (x) engage in unrelated business activities and (xi) impair any security interests. The 2007 Notes Indenture also contains customary events of default, including non-payment of principal, interest, premium or other amounts, violation of covenants, bankruptcy events, cross-defaults, material judgments and invalidity of any guarantee, security document or security interest.

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

Interest on the 2006 PIK Notes is payable quarterly in cash or in the form of additional 2006 PIK Notes at an annual rate of EURIBOR plus 8.25%, reset quarterly, plus a ratchet margin, on January 15, April 15, July 15 and October 15 of each year beginning January 15, 2007. The ratchet margin is zero for the period to but excluding October 15, 2009 and 2.00% if the consolidated leverage ratio of our subsidiary, Matel, is greater than 2.50 to 1.00 for any interest period beginning on or after October 15, 2009. The maturity date of the 2006 PIK Notes is April 15, 2013.

Our obligations under the 2006 PIK Notes are general unsubordinated obligations and are secured by a first priority lien over the shares of Matel Holdings and effectively subordinated to all existing and future debt of our subsidiaries.

We have the option to redeem the 2006 PIK Notes, as a whole or in part, at any time or from time to time, at redemption prices specified in the 2006 PIK Notes Indenture. In the event of certain change of control events, we must make an offer to purchase the 2006 PIK Notes at a purchase price equal to 101% of the principal amount thereof. We are also required to make an offer to purchase the 2006 PIK Notes with the excess proceeds following certain asset sales at a purchase price equal to 100% of the principal amount of thereof.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

The 2004 Notes

In August 2004, Matel issued the 2004 Notes pursuant to an Indenture, dated as of August 6, 2004, (the “2004 Notes Indenture”) with some of Matel’s subsidiaries as guarantors.

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

The Bridge Loan Agreement

In connection with the Memorex Acquisition, we entered into a EUR 100 million (approximately $158 million) Bridge Loan Agreement on March 3, 2008 with our subsidiary Matel as borrower and our subsidiaries Invitel, Invitel Telecom, Invitel Technocom, Memorex and Memorex’s Turkish subsidiary as guarantors. The Bridge Loan Agreement was arranged by Merrill Lynch and BNP Paribas, who are the original lenders. On March 5, 2008, the closing date of the Memorex Acquisition, we borrowed the full EUR 100 million pursuant to which we used EUR 30.1 million (approximately $45.6 million) to fund the purchase price for 95.7% of the outstanding equity in Memorex and EUR 46.6 million (approximately $73.7 million) to refinance some of Memorex’s existing

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

debt that we assumed at closing. We used EUR 7.6 million (approximately $12.0 million) to pay fees and expenses in connection with the Bridge Loan Agreement and transaction costs in connection with the Memorex Acquisition and we set aside the remaining EUR 15.7 million (approximately $24.8 million) for working capital purposes.

The Bridge Loan Agreement loans (the “Bridge Loans”) mature one year following the completion of the Memorex Acquisition, on March 5, 2009 (the “Initial Maturity Date”). The Bridge Loans bear interest at a rate per annum equal to the sum of EURIBOR plus the applicable margin plus the Mandatory Cost (if any, as defined in the Bridge Loan Agreement), which is set at the beginning of each three month interest period. The applicable margin for the first six months is the greater of 4.25% per annum and 0.50% per annum over the 2007 Notes Spread to Maturity (the quoted spread over EURIBOR to maturity). For the next three months, the applicable margin is the greater of 4.75% per annum and 0.50% per annum over the 2007 Notes Spread to Maturity. For the three months up to the Initial Maturity Date, the applicable margin is the greater of 5.25% per annum and 0.50% per annum over the 2007 Notes Spread to Maturity. The interest rate may not exceed 11.5% per annum for any interest period. The current interest rate on the Bridge Loans is 11.5% per annum, the maximum contractual rate.

Subject to certain conditions, including our not being in default under certain provisions of the Bridge Loan Agreement at the Initial Maturity Date, we may convert the Bridge Loans to term loans (“Term Loans”) with a maturity date of seven years following the Initial Maturity Date (March 5, 2016, the “Extended Maturity Date”). The terms of the Bridge Loan Agreement will generally govern the Terms Loans, provided that certain covenants and events of default under the Bridge Loan Agreement will be replaced by covenants and events of default from the 2007 Notes Indenture. From the Initial Maturity Date (March 5, 2009) until the Extended Maturity Date (March 5, 2016), the applicable margin shall be 6.25% per annum, provided the interest rate for any three month interest period shall not exceed 11.5%. If we elect to convert the Bridge Loans to Term Loans, a lender may, upon the sale of its Term Loan to a third party, subject to certain conditions, exchange all or any portion of its Term Loan into one or more exchange notes (the “Exchange Notes”), which Exchange Notes will be governed by an indenture, which indenture shall contain covenants, events of default, repayment and other provisions based on those contained in the indenture governing the 2007 Notes. The Exchange Notes shall bear interest at a rate equal to 11.5% per annum.

Upon a change in our control (as defined in the Bridge Loan Agreement), each lender may require us to prepay an amount equal to 100% of the Bridge Loans outstanding plus any accrued and unpaid interest and 101% of any Term Loan outstanding plus any accrued and unpaid interest.

We may prepay the Bridge Loans, and any accrued and unpaid interest and any breakage costs, without penalty. We may prepay the Term Loans within the first four years following the Initial Maturity Date by paying the outstanding principal, and any accrued and unpaid interest and any breakage costs, plus the greater of (i) 1% of the outstanding principal amount of the Term Loan and (ii) the excess of (a) the present value at such redemption date of (x) the redemption price of such Term Loan four years after the Initial

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Maturity Date (March 5, 2013), plus (y) all required interest payments that would otherwise be due to be paid on such Term Loan during the period between the redemption date and the date four years after the Initial Maturity Date (March 5, 2013), computed using a discount rate equal to the German bund rate at such redemption date plus 50 basis points over (b) the then outstanding principal amount of the Term Loan. Following the fourth year after the Initial Maturity Date (March 5, 2013), we may prepay the Term Loans, plus any accrued and unpaid interest and any breakage costs, as follows: (i) at par plus 50% of the coupon through March 5, 2014, (ii) at par plus 25% of the coupon through March 5, 2015 or (iii) at par through March 5, 2016. For any Term Loans held by the original lenders, we may prepay the Terms Loans following March 5, 2013 by paying the original lenders the outstanding principal plus accrued and unpaid interest and any breakage costs.

Our obligations under the Bridge Loan Agreement are currently guaranteed by some of our subsidiaries and are collateralized by the same collateral securing the 2004 Notes and the 2007 Notes.

The Bridge Loan Agreement contains customary representations and warranties and events of default. The Bridge Loan Agreement contains covenants restricting our ability, under certain circumstances, to, among other things, (i) make certain restricted payments such as dividends or loans, (ii) create certain liens, (iii) merge or consolidate with other entities, (iv) borrow money other than as permitted, (v) make guarantees, (vi) make loans, acquire assets or companies other than as permitted or (vii) enter into hedging arrangements other than as permitted.

We have classified the Bridge Loans as a non-current liability in the Condensed Consolidated Financial Statements as we have the intent and the ability to either refinance the Bridge Loans prior to maturity or covert the Bridge Loans to Term Loans.

The Intercreditor Agreement

In order to establish the relative rights of certain of our creditors under our financing arrangements, including the Bridge Loan Agreement (including priority of claims and subordination), we have entered into an amended and restated Intercreditor Agreement with, among others, the lenders under the Amended Facilities Agreement and the Bridge Loan Agreement, certain hedging counterparties, the security trustee, the trustee for the 2007 Notes and the trustee for the 2004 Notes. The Intercreditor Agreement provides that if there is an inconsistency between the provisions of the Intercreditor Agreement (regarding subordination, turnover, ranking and amendments only), and certain other documents, including the 2007 Notes Indenture governing the 2007 Notes, the Intercreditor Agreement will prevail.

The Assumed Memorex Debt

In connection with the Memorex Acquisition, in addition to the Memorex debt that we refinanced with some of the proceeds from the Bridge Loan Agreement, we assumed approximately EUR 26.4 million (approximately $41.8 million) of net debt primarily consisting of (i) a loan to Memorex’s Turkish subsidiary MTCTR Memorex

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Telekomünikasyon Sanayi ve Ticaret Limited Sirketi (“Memorex Turkey”) in the amount of EUR 10 million (the “Memorex Turkey Loan”), (ii) a subordinated loan to Memorex in the amount of EUR 8 million (the 1st Memorex Prep Loan), (iii) a subordinated loan to Memorex in the amount of EUR 3 million (the “2nd Memorex Prep Loan) and (iv) finance leases.

The Memorex Turkey Loan is a bank loan with a current variable interest rate that is adjusted quarterly and presently equal to EURIBOR plus 2.0%. The current interest rate is 6.38%. The lender may unilaterally alter or increase the rate of interest as permitted by applicable law. The Memorex Turkey Loan matures, with the principal to be repaid in full, in November 2013. The lender may, in its discretion, require early repayment upon three days written notice. Memorex Turkey may prepay the loan in whole or in part on three days written notice. The Memorex Turkey Loan is secured by some of Memorex Turkey’s trade receivables.

The 1st Memorex Prep Loan is an unsecured subordinated loan from a syndicated group of lenders. Memorex has to make an annual interest payment at the rate of 0.75% per annum and a quarterly interest payment at the rate of 6.8% per annum. The 1st Memorex Prep Loan matures, with the principal to be repaid in full, in July 2012. The lender or Memorex may require early termination of the loan upon “important reasons”. “Important reasons” that would enable the creditor to terminate the loan agreement and require early repayment include, but are not limited to, certain events such as the liquidation of Memorex, the institution of insolvency proceedings or a change-in-control of Memorex under certain circumstances. If the loan is terminated prior to maturity, Memorex would owe, in addition to the unpaid principal and accrued interest, the “residual term interest” consisting of the interest that would have been payable up to the original maturity date of the loan. Memorex would receive a credit against such “residual interest” for the hypothetical amount which the loan principal would earn if it was reinvested in bonds issued by the Republic of Austria with a residual term equal to the time remaining to the original maturity date of the loan.

The 2nd Memorex Prep Loan is an unsecured subordinated loan from a syndicated group of lenders. Memorex has to make an annual interest payment at the rate of 1.0% per annum and a quarterly interest payment at the rate of 6.9% per annum. The 2nd Memorex Prep Loan matures, with the principal to be repaid in full, in December 2012. The lender or Memorex may require early termination of the loan upon “important reasons”. “Important reasons” that would enable the creditor to terminate the loan agreement and require early repayment include, but are not limited to, certain events such as the liquidation of Memorex, the institution of insolvency proceedings or a change-in-control of Memorex under certain circumstances. If the loan is terminated prior to maturity, Memorex would owe, in addition to the unpaid principal and accrued interest, the “residual term interest” consisting of the interest that would have been payable up to the original maturity date of the loan. Memorex would receive a credit against such “residual interest” for the hypothetical amount which the loan principal would earn if it was reinvested in bonds issued by the Republic of Austria with a residual term equal to the time remaining to the original maturity date of the loan.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

(5)	Derivative Financial Instruments

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

Interest rate risk hedging

To limit the variability of interest rates on all of our cash pay debt, we entered into interest rate swap agreements to manage some of our fluctuations in cash flows resulting from interest rate risk. Under the terms of the interest rate swaps, we receive variable interest rate payments from the hedging counterparty and make fixed interest rate payments in the same currency, thereby creating the equivalent of fixed-rate debt.

Foreign exchange rate risk hedging

To limit the impact of fluctuations between the Hungarian subsidiaries’ functional currency, the Hungarian forint, and the euro, we entered into currency swap agreements and foreign exchange forward agreements, to receive euros and pay forint, thereby creating the equivalent of Hungarian forint debt obligations.

In addition to the above instruments, we use cross-currency interest rate swaps to hedge both the interest rate and the currency exposure inherent in foreign currency denominated debt instruments bearing variable interest. By entering into such transactions we receive variable interest payments in euros and make fixed interest payments in Hungarian forint, the functional currency of our Hungarian subsidiaries, thereby creating the equivalent of fixed rate debt in the functional currency of our Hungarian subsidiaries. The cross currency interest rate swaps in effect are the same as the combination of interest rate swaps and foreign exchange forward contracts applied to the same underlying hedged item.

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

Credit risk related to hedging

By using derivative financial instruments to hedge exposures to changes in interest rates and currency exchange rates, we expose ourselves to the credit risk of the counterparty.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The following table summarizes the notional amounts and respective fair values of our derivative financial instruments, which mature at varying dates, as of March 31, 2008:

Asset / (Liability)	Notional Amount	Fair Market Value	Fair Value Change
	(in thousands)
Cross currency interest rate swaps	$659,068	$(859)	$34,227
FX forward contracts	—	—	(21)
Interest rate swaps	22,705	(129)	655

Total	$681,773	$(988)	$34,861

The following table summarizes the notional amounts and respective fair values of our floating to fixed interest rate swaps, which mature at varying dates, as of March 31, 2008:

Asset / (Liability)	Notional Amount	Fair Market Value	Maturity	Fixed Interest Rate
	(in thousands)
Amended Facilities Agreement	$123,258	$711	June 30, 2011	9.379%
Amended Facilities Agreement	22,705	(129)	June 30, 2011	10.160%
2007 Notes	64,925	43	August 1, 2009	10.780%
2007 Notes	64,925	81	August 1, 2009	10.740%
2007 Notes	94,157	139	August 1, 2009	10.724%
2007 Notes	87,098	128	August 1, 2009	10.724%
2004 Notes	224,705	(1,961)	August 15, 2009	14.955%

Total Interest Rate Swaps	$681,773	$(988)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss.

We estimate the fair values by using a model which discounts future contractual cash-flows determined based on market conditions (foreign exchange rates, yield curves in the functional currency and in the foreign currency) prevailing on the date of the valuation. The model used by us is regularly tested against third party prices for reasonableness. The fair value represents the estimated amounts that we would pay or receive to terminate the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

contracts as of March 31, 2008. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Embedded derivatives

An embedded derivative is an implicit or explicit term within a contract that does not in its entirety meet the definition of a derivative instrument but affects some or all of the cash-flows or the value of other exchanges required by the contract in a manner similar to a derivative. An embedded derivative therefore is a derivative instrument within another contract that is not a derivative. For example, a euro denominated operating lease contract that one of our Hungarian subsidiaries enters into for a given period of time will give rise to foreign currency exposure for that period since our Hungarian subsidiary will need to buy euro from its functional currency, the Hungarian forint, thereby having an impact on cash-flows. Therefore, the series of foreign exchange forward contracts are embedded in the lease agreement, the host contract, and are accounted for separately.

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

We review our material contracts regularly to identify embedded derivatives which require bifurcation from the host contract. The following table summarizes the fair values of our embedded derivatives as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(in thousands)
Embedded derivatives	$1,584	$(617)

(6)	Fair value of financial assets and liabilities

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008 as discussed in Note 1(f), which defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about assets and liabilities carried at fair value and fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.

SFAS 157 states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions,

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

SFAS 157 establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (i) Level 1 observable inputs such as quoted prices in active markets; (ii) Level 2 inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (iii) Level 3 unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards, options and repurchase agreements.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in the best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, we perform an analysis of all instruments subject to SFAS 157 and include in level 3 any of those whose fair value is based on significant unobservable inputs.

The following table sets forth by level, within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as at March 31, 2008:

	At fair value as of March 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Derivative financial instruments	$—	$19,262	$—	$19,262
Embedded derivatives	—	4,806	—	4,806
Other	—	—	—	—

Total	$—	$24,068	$—	$24,068
Liabilities:
Derivative financial instruments	$—	$20,250	$—	$20,250
Embedded derivatives	—	3,222	—	3,222
Other	—	—	—	—

Total	$—	$23,472	$—	$23,472

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The determination of the fair values above incorporates various factors required under SFAS 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of our nonperformance risk (such as our credit risk and delivery risk) on our liabilities.

We use a similar model to value similar instruments. Valuation models utilize various inputs which include inputs derived principally from or corroborated by observable market data such as yield curves and foreign exchange rates. Judgment may be necessary to determine the source and timing of the input data used. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

There were no financial assets and liabilities that were accounted for at fair value on a non-recurring basis as at March 31, 2008.

(7)	Losses from Fair Value Changes on Warrants

In May 1999, we issued notes (the “Notes”) in an aggregate amount of $25 million with detachable warrants (the “Warrants”) to purchase 2,500,000 shares of common stock of the Company at a price of $10 per share. The Notes accrued interest at the USD LIBOR rate applicable for the six month interest periods plus 3.5%. The Notes matured in March 2007 and were canceled upon the exercise of the Warrants by TDC on March 28, 2007.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recorded a non-cash expense of $15.1 million for the first quarter 2007 relating to the change in the fair value of our common stock, which was reflected in the change in the fair value of the Warrants. The fair market value was determined using the Black-Scholes option pricing formula as of the exercise date of the Warrants. Upon exercise on March 28, 2007, the fair market value of the Warrants of $53.1 million was recorded to Additional Paid-In Capital.

(8)	Stock Based Compensation

We have three equity compensation plans: the stock option plan that was adopted by our Board of Directors in April 1992, which was amended and renamed upon the approval of

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

our stockholders in 2002 (the “2002 Plan”); the Non-Employee Director Stock Option Plan (the “Directors’ Plan”) which was established by our Board of Directors in 1997; and the 2004 Long-Term Incentive Plan (the “2004 Plan”) which was approved by our stockholders in 2004.

As of March 31, 2008, we had outstanding options to purchase 80,000 shares of common stock issued from the 2002 Plan; outstanding options to purchase 90,000 shares of common stock issued from the Directors’ Plan; and outstanding options to purchase 410,000 shares of common stock under the 2004 Plan.

For the three months ended March 31, 2008, we recognized $477,000 of earnings associated with stock based compensation, which was comprised of non-cash earnings of $650,000 relating to the revaluation of outstanding option awards under FAS 123R, which was offset by an expense of $173,000 related to stock option grants. For the three months ended March 31, 2007, we recognized a compensation expense of $24,000 related to stock option grants.

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

The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three months ended March 31,
	2008	2007
Dividend yield	0%	0%
Risk free rate	2.56%	4.55%
Weighted average expected option life (years)	5.87	10
Volatility	31.46%	38.75%

The following is a summary of stock options under the stock compensation plans referred to above, which were granted, were exercised and have expired for the three months ended March 31, 2008:

	Outstanding Options	Weighted Average Exercise Price
December 31, 2007	570,000	$10.30
Granted	20,000	$17.22
Exercised	(10,000)	$6.39

March 31, 2008	580,000	$10.61

All options granted during the period were fully vested upon issuance.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about shares subject to outstanding options as at March 31, 2008, which were issued to current or former employees or directors pursuant to the above described stock compensation plans.

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
40,000	$4.72-$4.72	$4.72	3.75	40,000	$4.72
70,000	$5.78-$6.78	$6.19	2.81	70,000	$6.19
200,000	$7.46-$9.39	$9.00	5.55	200,000	$9.00
175,000	$10.89-$13.01	$12.77	6.57	175,000	$12.77
75,000	$14.64-$15.62	$15.36	8.02	75,000	$15.36
20,000	$17.14-$17.14	$17.14	9.75	20,000	$17.14

580,000	$4.72-$17.14	$10.61	5.87	580,000	$10.61

The aggregate intrinsic value, which represents the amount by which the fair value of our common stock exceeds the option exercise prices, was $3,364,000 and $4,210,000 as of March 31, 2008 and December 31, 2007, respectively.

The weighted-average exercise price of stock options granted during the three months ended March 31, 2008 was $17.14 per share. The weighted-average exercise price of stock options granted during the three months ended March 31, 2007 was $14.64 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was $108,000. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $3,028,000. Compensation expense related to stock options granted has been recorded in selling, general and administrative expenses.

(9)	Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses by type for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
	(in thousands)
Personnel expenses	$16,537	$6,322
Other administrative expenses	4,556	1,656
Advertising and marketing costs	1,369	762
Network operating expenses	10,731	4,830
IT costs	3,288	607
Other taxes	512	266
Bad debt and collection costs	2,810	(371)
Legal, audit and consultant fees	574	1,204
Management fees	28	—
Vacation accrual	621	—
Memorex Turkey start-up expenses	402	—
Other operating expenses, net	683	1,132

Total for segments	$42,111	$16,408

Backbone rental expenses	(4,681)	(2,969)
Network operating expenses	(6,051)	(1,595)
Direct personnel expenses	(4,747)	(1,979)

Total selling, general and administrative expenses	$26,632	$9,865

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Personnel expenses for the three months ended March 31, 2008 include restructuring expenses of $1.7 million relating to the reorganization following the Invitel Acquisition. Personnel expenses also include a net stock compensation benefit of $0.5 million for the three months ended March 31, 2008 and a net stock compensation expense of $0.1 million for the three months ended March 31, 2007.

Legal, audit and consultant fees for the three months ended March 31, 2008 include non-recurring consulting expenses of $0.2 million.

Other operating expenses for the three months ended March 31, 2008 include integration costs of $1.8 million and due diligence expenses of $0.6 million and capitalized operating expenses relating to internal projects of $1.7 million. Other operating expenses for the three months ended March 31, 2007 include due diligence expenses of $0.9 million.

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

(10)	Segment Disclosures

We manage our business based on four segments: Mass Market Voice; Mass Market Internet, Business and Wholesale. Our management monitors the revenue streams of these segments and operations are managed and financial performance is evaluated based on these segments.

These segments are as follows:

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

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The revenue and gross margin by these segments for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008	2007
	(in thousands)
Revenue:
Mass Market Voice	$41,947	$8,877
Mass Market Internet	13,519	1,146
Business	37,208	14,635
Wholesale	38,788	24,480

Total Revenue	$131,462	$49,138

Cost of sales:
Mass Market Voice	$9,118	$1,868
Mass Market Internet	2,461	58
Business	8,658	4,517
Wholesale	19,943	12,158

Total allocated to segments	$40,180	$18,601

Backbone rental expenses	4,681	2,969
Network operating expenses	6,051	1,595
Direct personnel expenses	4,747	1,979

Total Cost of sales	$55,659	$25,144

Gross margin:
Mass Market Voice	$32,829	$7,009
Mass Market Internet	11,058	1,088
Business	28,550	10,118
Wholesale	18,845	12,322

Total allocated to segments	$91,282	$30,537

Backbone rental expenses	(4,681)	(2,969)
Network operating expenses	(6,051)	(1,595)
Direct personnel expenses	(4,747)	(1,979)

Total Gross margin	$75,803	$23,994

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Our ability to integrate Invitel’s, Memorex’s and Tele2 Hungary’s operations into the Company and to realize anticipated benefits from these business combinations;

•	Our ability to effectively manage and otherwise monitor our operations, costs, regulatory compliance and service quality;

•	Our ability to effectively manage our operating expenses, capital expenses and reduce or refinance our debt;

•	Our dependence on cash flow from our subsidiaries and certain restrictions on their ability to pay dividends to the parent company;

•	Regulatory developments; particularly with respect to tariffs, conditions of interconnection and customer access;

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

•	The performance of our IT Systems;

•	Our ability to successfully complete the integration of any businesses or companies that we may acquire into our operations;

•	Our relationship with our controlling stockholder; and

•	The factors referred to in the “Risk Factors” section (Item 1A.) of our 2007 Annual Report on Form 10-K.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

Overview

We are the second largest fixed line telecommunications services provider in Hungary and the incumbent provider of fixed line telecommunications services to residential and business customers in our 14 historical concession areas, where we have a dominant market share. We are the number one alternative fixed line operator outside our historical concession areas. We also use our network capacity to transport voice, data and Internet traffic for other telecommunications service providers, and Internet Service Providers (“ISPs”) on a wholesale basis. Our network extends into most other countries in the Central and Eastern European region where we have owned points of presence (“POPs”).

We provide telecommunications services in Hungary and in the region principally through our Hungarian operating subsidiary and brand: Invitel. We also provide Internet and data services to business customers in Romania through our Romanian subsidiary, Euroweb Romania.

Our historical concession areas are geographically clustered and cover an estimated 2.1 million people, representing approximately 21% of Hungary’s population. Outside our historical concession areas, we believe that we are well positioned to continue to grow our revenue and market share using our owned state-of-the-art backbone network, our experienced sales force and our comprehensive portfolio of services. Our extensive backbone network (comprising approximately 8,500 route km in Hungary and 18,500 route km outside Hungary) provides us with nationwide and international reach. It allows business customers to be connected directly to our network to access voice, data and Internet services. Our regional network allows us to offer telecommunications network capacity on a wholesale basis to large international carriers.

We have a diversified revenue and cash flow base, making us less susceptible to market pressures in any particular market segment. For the three months ended March 31, 2008, we derived approximately 32% of our revenue from Mass Market Voice, 10% from Mass Market Internet, 28% from Business and 30% from Wholesale.

As of January 1, 2008 we completed the legal consolidation of some of our Hungarian operating subsidiaries. Hungarotel, PanTel and Euroweb Hungary have merged into Invitel. This merger legally completed the consolidation process and we now market our products principally under a single unified brand name – Invitel. With the legal merger complete, we will benefit from improved efficiencies and reduced administrative costs.

On March 5, 2008 we acquired 95.7% of the outstanding equity in Austrian-based Memorex Telex Communication AG (the “Memorex Acquisition”). The total purchase consideration for Memorex was EUR 101.4 million (approximately $154.1 million at closing) including the assumption of debt and transaction costs and other directly related expenses. We used a discounted cash flow methodology and comparable trading multiples in determining the purchase price. The total purchase consideration of EUR 101.4 million included: (i) the payment of cash in the amount of EUR 17.9 million (approximately $27.2 million at

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

closing), (ii) the payment of cash into escrow in the amount of EUR 12.1 million (approximately $18.4 million at closing), (iii) the assumption of net debt of EUR 69.7 million (approximately $105.8 million at closing); and (iv) transaction costs and other directly related expenses of EUR 1.7 million (approximately $2.6 million at closing). Following the completion of the Memorex Acquisition we are now the leading provider of wholesale capacity and data services in Central and Eastern Europe.

As of March 31, 2008, we had approximately 402,000 telephone lines connected to our network within our historical concession areas to service Mass Market Voice customers and we had approximately 623,000 active Mass Market Voice customers outside our historical concession areas connected through Carrier Pre-Selection (“CPS”), Carrier Selection (“CS”) or Local Loop Unbundling (“LLU”). This is compared to December 31, 2007 when we had approximately 405,000 telephone lines in service within our historical concession areas to service Mass Market Voice customers and approximately 662,000 active Mass Market Voice customers connected through indirect access outside our historical concession areas.

The number of our Mass Market broadband DSL customers has increased from approximately 122,000 as of December 31, 2007 to approximately 124,000 as of March 31, 2008.

In the Business segment, as of March 31, 2008, we had approximately 47,000 voice telephone lines within our historical concession areas, which correspond to 2007 year-end levels. Outside our historical concession areas, we had approximately 59,000 direct access voice telephone lines and approximately 13,000 indirect access voice telephone lines as of March 31, 2008, compared to approximately 58,000 direct access voice telephone lines and approximately 13,000 indirect access voice telephone lines as of December 31, 2007. As of March 31, 2008, we had approximately 16,000 DSL lines and approximately 12,000 leased lines, which correspond to 2007 year-end levels.

In the Wholesale market, we had over 400 customers as of March 31, 2008, which customers include telecommunication services providers from Western Europe and the United States, incumbent telecommunications services providers, alternative fixed line telecommunications services providers, mobile operators, cable television operators and Internet Service Providers.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2008 and Three Months Ended March 31, 2007

The functional currency of our Hungarian subsidiaries is the Hungarian forint, the functional currency of Memorex and Memorex’s subsidiaries is the euro and the functional currency of our other subsidiaries outside Hungary is the applicable local currency. The average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2008 was 173.23, compared to an average Hungarian forint/U.S. dollar exchange rate for the three months ended March 31, 2007 of 192.69. The average euro/U.S. dollar exchange rate for the three months ended March 31, 2008 was 1.50, compared to an average euro/U.S. dollar exchange rate for the three months ended March 31, 2007 of 1.31. When comparing the three months ended March 31, 2008 to the three months ended March 31, 2007, you should note that U.S. dollar reported amounts have been affected by the 11% appreciation in the Hungarian forint against the U.S. dollar and the 14% appreciation of the euro against the U.S. dollar. You should also note that our results have been affected by the inclusion of Invitel’s results since April 27, 2007, the date of the Invitel Acquisition; the results of Tele2 Hungary since October 18, 2007, the date of the Tele2 Hungary Acquisition; and the one month results of Memorex from March 5, 2008, the date of the Memorex Acquisition. Our results for the three months ended March 31, 2007 do not include the results of Invitel, Tele2 Hungary or Memorex.

Revenue

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% change
Mass Market Voice	$41.9	$8.9	371%
Business	37.2	14.6	155%
Mass Market Internet	13.5	1.1	1127%
Wholesale	38.9	24.5	59%

Total Revenue	131.5	49.1	168%

Our revenue increased in U.S. dollar terms by $82.4 million, or 168%, between the three months ended March 31, 2008 and the three months ended March 31, 2007. In functional currency terms, revenue increased by 140%. This increase is attributable to the factors described below. (Certain amounts in functional currency terms have been reported in U.S. dollars using a fixed exchange rate of 173.23 Hungarian forint/U.S. dollar for comparative purposes.)

Mass Market Voice

Our Mass Market Voice revenue for the three months ended March 31, 2008 was $41.9 million compared to $8.9 million for the three months ended March 31, 2007, representing an increase of $33.0 million or 371%. This increase is mainly due to: (i) the inclusion of Invitel’s Mass Market Voice revenue for the three months ended March 31, 2008; (ii) the inclusion of Tele2 Hungary’s Mass Market Voice revenue for the three months ended March 31, 2008; and (iii) the 11% appreciation in the Hungarian forint against the U.S. dollar compared to the prior year.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Due to the Invitel Acquisition on April 27, 2007 and the Tele2 Hungary Acquisition on October 18, 2007, as of March 31, 2008, we had approximately 402,000 telephone lines connected to our network within our historical concession areas to service Mass Market Voice customers and approximately 623,000 active Mass Market Voice customers outside our historical concession areas connected through Carrier Pre-Selection (“CPS”), Carrier Selection (“CS”) or Local Loop Unbundling (“LLU”). This is compared to March 31, 2007 when we had, on a pro-forma combined basis, approximately 426,000 telephone lines connected to our network within our historical concession areas to service Mass Market Voice customers and approximately 687,000 active Mass Market Voice customers connected through indirect access outside our historical concession areas.

We experienced a reduction in traffic as a result of the continued competition from mobile telephone operators and the competition from other service providers, such as cable television operators. This decrease was partly offset by the increased revenue outside our historical concession areas.

Business

Our Business revenue for the three months ended March 31, 2008 was $37.2 million compared to $14.6 million for the three months ended March 31, 2007, representing a $22.6 million or 155% increase. The increase was primarily due to (i) the inclusion of Invitel’s Business revenue for the three months ended March 31, 2008 and (ii) the 11% appreciation in the Hungarian forint against the U.S. dollar.

Due to the Invitel Acquisition on April 27, 2007, in the Business segment, as of March 31, 2008, we had approximately 47,000 voice telephone lines within our historical concession areas and approximately 59,000 direct access voice telephone lines and approximately 13,000 indirect access voice telephone lines outside our historical concession areas. This compares to March 31, 2007, when we had, on a pro-forma combined basis, approximately 48,000 voice telephone lines within our historical concession areas and approximately 53,000 direct access voice telephone lines and approximately 11,000 indirect access voice telephone lines outside our historical concession areas. In addition, as of March 31, 2008, we had approximately 16,000 DSL lines and approximately 12,000 leased lines, compared to March 31, 2007 when we had, on a pro-forma combined basis, approximately 14,000 DSL lines and approximately 13,000 leased lines.

Mass Market Internet

Our Mass Market Internet revenue increased by $12.4 million from $1.1 million for the three months ended March 31, 2007 to $13.5 million for the three months ended March 31, 2008. This increase is primarily due to: (i) the inclusion of Invitel’s Mass Market Internet revenue for the three months ended March 31, 2008 and (ii) the 11% appreciation in the Hungarian forint against the U.S. dollar.

Due to the Invitel Acquisition on April 27, 2007, we had approximately 124,000 Mass Market broadband DSL customers as of March 31, 2008, compared to March 31, 2007 when we had, on a pro-forma combined basis, approximately 103,000 Mass Market broadband DSL customers.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Wholesale

Our Wholesale revenue increased by $14.4 million or 59% from $24.5 million for the three months ended March 31, 2007 to $38.9 million for the three months ended March 31, 2008. This increase is primarily attributable to: (i) the inclusion of Invitel’s Wholesale revenue for the three months ended March 31, 2008; (ii) the inclusion of Memorex’s Wholesale revenue for one month, which resulted in an additional $5.0 million in revenue; and (iii) the 11% appreciation in the Hungarian forint against the U.S. dollar.

Cost of Sales

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Segment cost of sales	$40.2	$18.6

Cost of sales, at the segment level, totaled $40.2 million and $18.6 million for the three months ended March 31, 2008 and 2007, respectively, and showed an increase of $21.6 million or 116%. This increase is mainly attributable to: (i) the inclusion of Invitel’s cost of sales for the three months ended March 31, 2008; (ii) the inclusion of Memorex’s one month cost of sales, which resulted in additional cost of sales of $0.8 million; and (iii) the 11% appreciation in the Hungarian forint against the U.S. dollar.

The following table presents a reconciliation of segment cost of sales to cost of sales as per our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Segment cost of sales	$40.2	$18.6
Backbone rental expenses	4.7	3.0
Network operating expenses	6.0	1.6
Direct personnel expenses	4.8	1.9

Total cost of sales	$55.7	$25.1

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Gross Margin

	Three Months Ended March 31,		% change
(dollars in millions)	2008	2007
Mass Market Voice	$32.8	$7.0	369%
Business	28.6	10.1	183%
Mass Market Internet	11.1	1.0	1010%
Wholesale	18.8	12.4	52%

Segment Gross Margin	91.3	30.5	199%
Segment Gross Margin %	69.4%	62.1%

Our segment gross margin increased from $30.5 million for the three months ended March 31, 2007 to $91.3 million for the three months ended March 31, 2008, an increase of $60.8 million or 199%. This increase is attributable to the factors described below.

Our segment gross margin percentage increased from 62.1% in the quarter ended March 31, 2007 to 69.4% in the quarter ended March 31, 2008. This improvement in gross margin percentage is due to the fact that Invitel has a higher gross margin percentage than we had prior to the Invitel Acquisition.

In addition to the segment gross margin, consolidated gross margin includes backbone rental expenses, network operating expenses and direct personnel expenses, which increased as a result of the inclusion of Invitel.

Mass Market Voice

Our Mass Market Voice gross margin for the three months ended March 31, 2008 was $32.8 million compared to $7.0 million for the three months ended March 31, 2007, representing an increase of $25.8 million or 369%. This increase is mainly due to: (i) the inclusion of Invitel’s Mass Market Voice gross margin for the three months ended March 31, 2008; (ii) the inclusion of Tele2 Hungary’s Mass Market Voice gross margin for the three months ended March 31, 2008; and (iii) the 11% appreciation in the Hungarian forint against of the U.S. dollar.

Business

Our Business gross margin for the three months ended March 31, 2008 was $28.6 million compared to $10.1 million for the three months ended March 31, 2007, representing a $18.5 million or 183% increase. The increase was primarily due to (i) the inclusion of Invitel’s Business gross margin for the three months ended March 31, 2008; and (ii) the 11% appreciation in the Hungarian forint against the U.S. dollar.

Mass Market Internet

Our Mass Market Internet gross margin increased by $10.1 million from $1.0 million for the three months ended March 31, 2007 to $11.1 million for the three months ended March 31, 2008. This increase is primarily due to (i) the inclusion of Invitel’s Mass Market Internet gross margin for the three months ended March 31, 2008 and (ii) the 11% appreciation in the Hungarian forint against the U.S. dollar.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Wholesale

Our Wholesale gross margin increased by $6.4 million or 52% from $12.4 million for the three months ended March 31, 2007 to $18.8 million for the three months ended March 31, 2008. This increase is primarily attributable to: (i) the inclusion of Invitel’s Wholesale gross margin for the three months ended March 31, 2008; (ii) the inclusion of Memorex’s Wholesale gross margin for one month, which resulted in an additional gross margin of $4.2 million; and (iii) the 11% appreciation in the Hungarian forint against the U.S. dollar.

Selling, General and Administrative

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Segment selling, general and administrative	$42.1	$16.4

Our selling, general and administrative expenses at the segment level, increased by $25.7 million from $16.4 million for the three months ended March 31, 2007 to $42.1 million for the three months ended March 31, 2008. This increase is mainly attributable to: (i) the inclusion of selling, general and administrative expenses of Invitel for the three months ended March 31, 2008; (ii) the inclusion of one month of Memorex’s selling, general and administrative expenses which resulted in an increase of $3.6 million; and (iii) the 11% appreciation of the Hungarian forint against the U.S. dollar.

The following table presents a reconciliation of segment selling, general and administrative expenses to selling, general and administrative expenses as per our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Segment selling, general and administrative	$42.1	$16.4
Backbone rental expenses	(4.7)	(3.0)
Network operating expenses	(6.1)	(1.6)
Direct personnel expenses	(4.7)	(1.9)

Total selling, general and administrative	$26.6	$9.9

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Depreciation and Amortization

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Depreciation and amortization	$26.7	$7.4

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Depreciation and amortization increased by $19.3 million from $7.4 million for the three months ended March 31, 2007 to $26.7 million for the three months ended March 31, 2008. This increase is mainly due to: (i) the inclusion of Invitel’s depreciation and amortization charges for the three months ended March 31, 2008; (ii) the inclusion of one month of Memorex’s depreciation and amortization charges, which resulted in additional depreciation and amortization expense of $0.5 million; and (iii) the 11% appreciation in the Hungarian forint against the U.S. dollar.

Income from Operations

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Income from operations	$22.5	$6.7

As a result of the factors described above, income from operations increased by $15.8 million from $6.7 million for the three months ended March 31, 2007 to $22.5 million for the three months ended March 31, 2008.

Foreign Exchange Gains / (Losses), Net

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Foreign exchange gains (losses), net	$(13.2)	$3.0

Our foreign exchange losses of $13.2 million for the three months ended March 31, 2008 resulted primarily from unrealized losses due to the revaluation of our euro denominated borrowings at period end as a result of the weakening of the Hungarian forint against the euro during the three months ended March 31, 2008.

Our foreign exchange gains of $3.0 million for the three months ended March 31, 2007 resulted primarily from the strengthening of the Hungarian forint against the euro on our euro denominated debt outstanding during the period.

Interest Expense

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Interest expense	$27.6	$3.8

Interest expense increased by $23.8 million from $3.8 million for the three months ended March 31, 2007 to $27.6 million for the three months ended March 31, 2008. This increase is mainly due to: (i) the inclusion of the interest expense attributable to our assumed debt from the Invitel Acquisition for the three months ended March 31, 2008, which resulted in an additional $15.5 million of interest expense; (ii) the additional interest expense of $5.6 million as a result of the issuance of the 2007 Notes in connection with the Invitel Acquisition; (iii) interest expense on the Bridge Loans of $1.3 million relating to the Memorex Acquisition; and (vi) the 11% appreciation in the Hungarian forint against the U.S. dollar.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Interest Income

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Interest income	$0.4	$0.5

Interest income was $0.4 million for the three months ended March 31, 2008 and $0.5 million for the three months ended March 31, 2007. Interest income was realized on our cash balance during the periods.

Gains / (Losses) from Fair Value Changes of Derivative Financial Instruments

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Gains / (losses) from fair value changes of derivative financial instruments	$29.1	$(44.3)

The $29.1 million gain on the fair value changes of derivatives for the three months ended March 31, 2008 is primarily due to the unrealized gains from the revaluation of our interest rate swap contracts revaluation at period end due to the depreciation of the Hungarian forint against the euro during the period.

The $44.3 million loss on the fair value changes of derivatives for the three months ended March 31, 2007 is primarily due to: (i) changes in the unrealized fair value of the hedges entered into in connection with the debt assumed as part of the Invitel Acquisition of $44.1 million as a result of the appreciation of the Hungarian forint against the euro during the period; (ii) a realized gain on closed interest rate swap contracts of $1.2 million; and (iii) an unrealized loss on interest rate swap contracts of $1.5 million.

Gains / (Losses) from Fair Value Change of Warrants

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Gains / (losses) from fair value change of warrants	$—	$(15.1)

In May 1999, we issued notes (the “Notes”) in an aggregate amount of $25.0 million with detachable warrants (the “Warrants”) to purchase 2,500,000 shares of our common stock at a price of $10 per share. The Notes were canceled upon the exercise of the Warrants by TDC, our majority stockholder, on March 28, 2007. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recorded a loss of $15.1 million upon exercise of the Warrants.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Income Tax Benefit / (Expense)

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Corporate tax	—	(1.1)
Local business tax	(1.9)	(1.4)

Current tax benefit / (expense)	(1.9)	(2.5)
Deferred tax benefit / (expense)	(4.6)	0.8

Total income tax benefit / (expense)	$(6.5)	$(1.7)

Our income tax expense increased by $4.8 million from an expense of $1.7 million for the three months ended March 31, 2007 to an expense of $6.5 million for the three months ended March 31, 2008, primarily due to a decrease in our deferred tax assets due to gains from the fair value change of our derivative financial instruments.

Net Income / (Loss) Attributable to Common Stockholders

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Net income / (loss) attributable to common stockholders	$4.0	$(54.7)

As a result of the factors discussed above, we recorded a net income attributable to common stockholders of $4.0 million, or $0.24 per basic share and $0.24 per share on a diluted basis, for the three months ended March 31, 2008 compared to a net loss attributable to common stockholders of $54.7 million, or $4.22 per basic share and $4.22 per share on a diluted basis, for the three months ended March 31, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities totalled $17.3 million for the three months ended March 31, 2008, compared to $0.1 million for the three months ended March 31, 2007. This increase is mainly due to the inclusion of the operating cash provided by the Invitel Acquisition.

Net cash used in investing activities was $73.0 million for the three months ended March 31, 2008, compared to $2.7 million for the three months ended March 31, 2007. This increase is due to the purchase of Memorex in the amount of $45.6 million and an increase in capital expenditures to $19.9 million during the three months ended March 31, 2008 due to the addition of Invitel.

Financing activities provided net cash of $79.2 million during the three months ended March 31, 2008 compared to net cash used by financing activities of $0.1 million during the three months ended March 31, 2007. Cash flows from financing activities for the three months ended March 31, 2008 mainly resulted from the draw down of the Bridge Loan relating to the Memorex Acquisition in the amount of $151.8 million and the draw down of $14.7 million from our Amended Facilities Agreement offset by the repayment of Memorex’s debt of $79.1 million and refinancing costs of $7.5 million.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

We have historically funded our capital requirements primarily through a combination of debt, equity and vendor financing. For a description of our financing arrangements and current debt structure, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

The Bridge Loan Agreement

In connection with the Memorex Acquisition, we entered into a EUR 100 million (approximately $158 million) Bridge Loan Agreement (the “Bridge Loan Agreement”) on March 3, 2008 with our subsidiary Matel as borrower and our subsidiaries Invitel, Invitel Telecom, Invitel Technocom, Memorex and Memorex’s Turkish subsidiary as guarantors. The Bridge Loan Agreement was arranged by Merrill Lynch and BNP Paribas, who are the original lenders. On March 5, 2008, the closing date of the Memorex Acquisition, we borrowed the full EUR 100 million pursuant to which we used EUR 30.1 million (approximately $45.6 million) to fund the purchase price for 95.7% of the outstanding equity in Memorex and EUR 46.6 million (approximately $73.7 million) to refinance some of Memorex’s existing debt that we assumed at closing. We used EUR 7.6 million (approximately $12.0 million) to pay fees and expenses in connection with the Bridge Loan Agreement and transaction costs in connection with the Memorex Acquisition and we set aside the remaining EUR 15.7 million (approximately $24.8 million) for working capital purposes. (The following summary of the Bridge Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement which is filed with the Securities and Exchange Commission as an exhibit to this report.)

The Bridge Loan Agreement loans (the “Bridge Loans”) mature one year following the completion of the Memorex Acquisition, on March 5, 2009 (the “Initial Maturity Date”). The Bridge Loans bear interest at a rate per annum equal to the sum of EURIBOR plus the applicable margin plus the Mandatory Cost (if any, as defined in the Bridge Loan Agreement), which is set at the beginning of each three month interest period. The applicable margin for the first six months is the greater of 4.25% per annum and 0.50% per annum over the 2007 Notes Spread to Maturity (the quoted spread over EURIBOR to maturity). For the next three months, the applicable margin is the greater of 4.75% per annum and 0.50% per annum over the 2007 Notes Spread to Maturity. For the three months up to the Initial Maturity Date, the applicable margin is the greater of 5.25% per annum and 0.50% per annum over the 2007 Notes Spread to Maturity. The current interest rate on the Bridge Loans is 11.5% per annum. The interest rate may not exceed 11.5% per annum for any interest period. The current interest rate on the Bridge Loans is 11.5% per annum, the maximum contractual rate.

Subject to certain conditions, including our not being in default under certain provisions of the Bridge Loan Agreement at the Initial Maturity Date, we may convert the Bridge Loans to term loans (“Term Loans”) with a maturity date of seven years following the Initial Maturity Date (March 5, 2016, the “Extended Maturity Date”). The terms of the Bridge Loan Agreement will generally govern the Terms Loans, provided that certain covenants and events of default under the Bridge Loan Agreement will be replaced by covenants and events of default from the 2007 Notes Indenture (see Note 4 in the Notes to the Condensed Consolidated Financial Statements). From the Initial Maturity Date (March 5, 2009) until the Extended Maturity Date

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

(March 5, 2016), the applicable margin shall be 6.25% per annum, provided the interest rate for any three month interest period shall not exceed 11.5%. If we elect to convert the Bridge Loans to Term Loans, a lender may, upon the sale of its Term Loan to a third party, subject to certain conditions, exchange all or any portion of its Term Loan into one or more exchange notes (the “Exchange Notes”), which Exchange Notes will be governed by an indenture which indenture shall contain covenants, events of default, repayment and other provisions based on those contained in the indenture governing the 2007 Notes. The Exchange Notes shall bear interest at a rate equal to 11.5% per annum.

Upon a change in our control (as defined in the Bridge Loan Agreement), each lender may require us to prepay an amount equal to 100% of the Bridge Loans outstanding plus any accrued and unpaid interest and 101% of any Term Loan outstanding plus any accrued and unpaid interest.

We may prepay the Bridge Loans, and any accrued and unpaid interest and any breakage costs, without penalty. We may prepay the Term Loans within the first four years following the Initial Maturity Date by paying the outstanding principal, and any accrued and unpaid interest and any breakage costs, plus the greater of (i) 1% of the outstanding principal amount of the Term Loan and (ii) the excess of (a) the present value at such redemption date of (x) the redemption price of such Term Loan four years after the Initial Maturity Date (March 5, 2013), plus (y) all required interest payments that would otherwise be due to be paid on such Term Loan during the period between the redemption date and the date four years after the Initial Maturity Date (March 5, 2013), computed using a discount rate equal to the German bund rate at such redemption date plus 50 basis points over (b) the then outstanding principal amount of the Term Loan. Following the fourth year after the Initial Maturity Date (March 5, 2013), we may prepay the Term Loans, plus any accrued and unpaid interest and any breakage costs, as follows: (i) at par plus 50% of the coupon through March 5, 2014, (ii) at par plus 25% of the coupon through March 5, 2015 or (iii) at par through March 5, 2016. For any Term Loans held by the original lenders, we may prepay the Terms Loans following March 5, 2013 by paying the original lenders the outstanding principal plus accrued and unpaid interest and any breakage costs.

Our obligations under the Bridge Loan Agreement are currently guaranteed by some of our subsidiaries and are collateralized by the same collateral securing the 2004 Notes and the 2007 Notes.

The Bridge Loan Agreement contains customary representations and warranties and events of default. The Bridge Loan Agreement contains covenants restricting our ability, under certain circumstances, to, among other things, (i) make certain restricted payments such as dividends or loans, (ii) create certain liens, (iii) merge or consolidate with other entities, (iv) borrow money other than as permitted, (v) make guarantees, (vi) make loans, acquire assets or companies other than as permitted or (vii) enter into hedging arrangements other than as permitted.

We have classified the Bridge Loans as a non-current liability in the Condensed Consolidated Financial Statements as we have the intent and the ability to either refinance the Bridge Loans prior to maturity or covert the Bridge Loans to Term Loans.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The Assumed Memorex Debt

In connection with the Memorex Acquisition, in addition to the Memorex debt that we refinanced with some of the proceeds from the Bridge Loan Agreement, we assumed approximately EUR 26.4 million (approximately $41.8 million) of net debt primarily consisting of (i) a loan to Memorex’s Turkish subsidiary MTCTR Memorex Telekomünikasyon Sanayi ve Ticaret Limited Sirketi (“Memorex Turkey”) in the amount of EUR 10 million (the “Memorex Turkey Loan”), (ii) a subordinated loan to Memorex in the amount of EUR 8 million (the 1st Memorex Prep Loan), (iii) a subordinated loan to Memorex in the amount of EUR 3 million (the “2nd Memorex Prep Loan) and (iv) finance leases.

The Memorex Turkey Loan is a bank loan with a current variable interest rate that is adjusted quarterly and presently equal to EURIBOR plus 2.0%. The current interest rate is 6.38%. The lender may unilaterally alter or increase the rate of interest as permitted by applicable law. The Memorex Turkey Loan matures, with the principal to be repaid in full, in November 2013. The lender may, in its discretion, require early repayment upon three days written notice. Memorex Turkey may prepay the loan in whole or in part on three days written notice. The Memorex Turkey Loan is secured by some of Memorex Turkey’s trade receivables.

The 1st Memorex Prep Loan is an unsecured subordinated loan from a syndicated group of lenders. Memorex has to make an annual interest payment at the rate of 0.75% per annum and a quarterly interest payment at the rate of 6.8% per annum. The 1st Memorex Prep Loan matures, with the principal to be repaid in full, in July 2012. The lender or Memorex may require early termination of the loan upon “important reasons”. “Important reasons” that would enable the creditor to terminate the loan agreement and require early repayment include, but are not limited to, certain events such as the liquidation of Memorex, the institution of insolvency proceedings or a change-in-control of Memorex under certain circumstances. If the loan is terminated prior to maturity, Memorex would owe, in addition to the unpaid principal and accrued interest, the “residual term interest” consisting of the interest that would have been payable up to the original maturity date of the loan. Memorex would receive a credit against such “residual interest” for the hypothetical amount which the loan principal would earn if it was reinvested in bonds issued by the Republic of Austria with a residual term equal to the time remaining to the original maturity date of the loan.

The 2nd Memorex Prep Loan is an unsecured subordinated loan from a syndicated group of lenders. Memorex has to make an annual interest payment at the rate of 1% per annum and a quarterly interest payment at the rate of 6.9% per annum. The 2nd Memorex Prep Loan matures, with the principal to be repaid in full, in December 2012. The lender or Memorex may require early termination of the loan upon “important reasons”. “Important reasons” that would enable the creditor to terminate the loan agreement and require early repayment include, but are not limited to, certain events such as the liquidation of Memorex, the institution of insolvency proceedings or a change-in-control of Memorex under certain circumstances. If the loan is terminated prior to maturity, Memorex would owe, in addition to the unpaid principal and accrued interest, the “residual term interest” consisting of the interest that would have been payable up to the original maturity date of the loan. Memorex would receive a credit against such “residual interest” for the hypothetical amount which the loan principal would earn if it was reinvested in bonds issued by the Republic of Austria with a residual term equal to the time remaining to the original maturity date of the loan.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our major contractual cash obligations as of March 31, 2008 (at March 31, 2008 exchange rates) are as follows:

Cash Payments Due by Period

($ in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt (1)	$1,642,124	$139,195	$250,896	$684,359	$567,674
Interest Rate Swap Agreements	988	20,250	(19,262)	—	—
Lease Commitments to Telecommunication Providers	51,709	6,992	12,502	7,706	24,509
Other Operating Leases	3,995	2,271	1,330	331	63
Capital Leases	20,876	8,728	11,733	415	—
Total	$1,719,692	$177,436	$257,199	$692,811	$592,246

(1)	Long-term debt includes interest payment obligations calculated by rates of interest for the respective debt arrangements as follows: 9.5% for the HUF tranche of the Amended Facilities Agreement, 6.0% for the EUR tranche of the Amended Facilities Agreement, 7.5% for the 2007 Notes, 12.75% for the 2006 PIK Notes, 10.75% for the 2004 Notes and 11.5% for the Bridge Loans.

We believe that cash provided by our operating activities and our financing activities will provide adequate resources to satisfy our working capital requirements, scheduled principal and interest payments on debt and anticipated capital expenditure requirements.

Inflation and Foreign Currency

During the three months ended March 31, 2008, the Hungarian forint weakened against the euro and appreciated against the U.S. dollar as compared to Q1 2007 levels. The appreciation against the U.S. dollar is primarily explained by the strengthening of the euro against the U.S. dollar since the Hungarian forint is closely tied to the euro.

Overall this resulted in a net foreign exchange loss of $13.2 million for the three months ended March 31, 2008 compared to the net foreign exchange gain of $3.0 million for the three months ended March 31, 2007.

Approximately 78% of our total revenue is denominated in Hungarian forints and our operating and other expenses, including capital expenditures, are predominantly in Hungarian forints but also in U.S. dollars and euros. In addition, certain items in the balance sheet accounts are denominated in currencies other than the functional currencies of the operating subsidiaries. Accordingly, when such accounts are translated into the functional currency, we are subject to foreign exchange gains and losses which are reflected as a component of earnings. When the subsidiaries financial statements are translated into U.S. dollars for financial reporting purposes, we are subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

While we have the ability to increase some of the prices we charge for our services generally commensurate with increases in the Hungarian Consumer Price Index (“CPI”) pursuant to our licenses from the Hungarian government, and as regulated by the government, we may

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

Related Party Transactions

The net balance of receivables from and payables to related parties was a net payable to TDC in the amount of $790,000 at March 31, 2008. This represents cumulative preferred stock dividends in arrears payable to TDC in the amount of $882,000 and a net $92,000 receivable in connection with the transport of international voice, data and Internet traffic over the Company’s and TDC’s respective telecommunications networks for each other and other items.

On March 28, 2007, TDC exercised its warrants to purchase 2,500,000 shares of our common stock in exchange for notes issued by us and held by TDC in the principal amount of $25 million. As of March 31, 2008, TDC owned 64% of our outstanding common stock and 30,000 shares of our preferred stock convertible into 300,000 shares of common stock.

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

For Mr. Holm, we paid EUR 981,371 (approximately $1.6 million) for his services for the period from May 2005 through April 2007. We were also responsible for paying other costs pertaining to Mr. Holm, including housing in Budapest and for certain of Mr. Holm’s travel costs back to his home in Denmark.

For Mr. Wurtz, we paid EUR 501,707 (approximately $0.8 million) for his services for the period from June 2005 through April 2007. We were also responsible for paying Mr. Wurtz’s housing in Budapest.

All of our directors are covered by a directors and officers liability policy taken out by TDC. As of March 31, 2008, we had approximately $32,000 in expenses for our portion of the overall premium paid by TDC.

We have agreements in place with TDC, pursuant to which TDC and the Company transport international voice, data and Internet traffic for each other over our respective telecommunications networks. For the three months ended March 31, 2008 and 2007, we transported these services for TDC and recorded revenue in the amount of approximately $618,000 and $518,000, respectively, pursuant to such agreements. For the three months ended March 31, 2008 and 2007, TDC transported these services and charged us approximately $104,000 and $328,000, respectively, pursuant to such agreements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Unaudited pro-forma consolidated financial information of Matel

In connection with the Invitel Acquisition on April 27, 2007, our subsidiary, HTCC Holdco II B.V. (“Holdco II”) issued Floating Rate Senior Notes (the “2007 Notes”) in the amount of EUR 200 million due 2013 (as described in Note 4 in the Notes to the Condensed Consolidated Financial Statements). All liabilities and obligations relating to the 2007 Notes were transferred to our subsidiary Matel after the consummation of the Invitel Acquisition. Matel is the direct parent company of Invitel and the indirect parent of our other operating subsidiaries. We use Matel as a financing entity.

Matel is required to furnish to the holders of the 2007 Notes and the 2004 Notes all annual and quarterly reports required to be filed with the U.S. Securities and Exchange Commission, which reports are required to contain certain financial information, including certain non-GAAP financial information. We believe that the 2007 Notes and the 2004 Notes are a key component of our capital structure and any non-compliance with the 2007 Notes Indenture or the 2004 Notes Indenture could have a material impact on our financial condition and liquidity.

The following table presents unaudited summarized pro-forma consolidated financial information of Matel, on a pro-forma basis, as though the combination of Invitel, Euroweb Romania, Invitel Technocom, Tele2 Hungary and Memorex had occurred at the beginning of the respective periods:

	Three months ended March 31,
	2008 Pro-forma	2007 Pro-forma
	(in thousands)
Revenue	$141,889	135,193
Adjusted EBITDA (1)	58,851	49,512
Net income (loss)	6,345	(53,151)
Depreciation and amortization	(27,506)	(22,115)
Net interest expense (2)	(19,650)	(17,423)
Capital expenditure (5)	22,853	18,529
Net cash flow provided by (used) in operating activities	17,254 (*)	10,880

	March 31, 2008 Pro-forma	December 31, 2007 Pro-forma
Cash and cash equivalents	$47,120	20,673
Third party debt (3)	892,838	645,572
Net third party debt (4)	845,718	624,899
Total liabilities	1,166,099	883,166

(*)	Consolidated net cash flow provided by operating activities as per our cash flow statement for the three months ended March 31, 2008.

The above unaudited pro-forma consolidated financial information is intended for informational purposes only and is not indicative of Matel’s results of operations had the combination of Invitel, Euroweb Romania, Invitel Technocom, Tele2 Hungary and Memorex occurred at the beginning of the respective periods. The unaudited pro-forma consolidated financial information does not include potential cost savings from operating efficiencies or synergies.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The pro-forma financial information in Note 3 of Notes to the Condensed Consolidated Financial Statements differs from the pro-forma financial information presented here because the pro-forma financial information in Note 3 is prepared for HTCC, the parent company, while the pro-forma financial information presented here is for Matel, a subsidiary of HTCC.

The unaudited pro-forma consolidated financial information for the three months ended March 31, 2008 included in the above table was calculated by using a Hungarian forint/U.S. dollar exchange rate of 173.23, which was the average exchange rate for the three months ended March 31, 2008. The unaudited pro-forma consolidated financial information for the three months ended March 31, 2007 included in the above table was calculated by using a Hungarian forint/U.S. dollar exchange rate of 192.69, which was the average exchange rate for the three months ended March 31, 2007.

(1)	We define EBITDA as net profit/(loss) plus income taxes, net financial expenses and depreciation and amortization. Adjusted EBITDA is EBITDA plus the cost of restructuring, due diligence expenses, management fees paid to shareholders, non-cash share-based compensation and other non-recurring items. Other companies in our industry may calculate Adjusted EBITDA in a different manner. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to net gain or to cash flow from operating, investing or financing activities, as a measure of liquidity or an indicator of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. In addition, Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments.

Adjusted EBITDA is reconciled to net income as follows:

	Three months ended March 31,
	2008 Pro-forma	2007 Pro-Forma
	(in thousands)
Adjusted EBITDA	$58,851	$49,512
Cost of restructuring and integration	(5,789)	(499)
Due diligence expenses	(650)	(148)
Management fee	(97)	(1,698)
Turkey start-up expenses	(1,153)	(274)
Provision for unused vacation	(621)	(36)
Other one-off items, net	(303)	(247)

EBITDA	$50,238	$46,610

Income taxes	(6,204)	(3,679)
Minority interest	(5)	(2)
Financing expenses, net	(24,057)	(20,600)
Foreign exchange gains (losses), net	(15,207)	5,670
Gains (losses) on derivative financial instruments	29,086	(43,960)
Losses on warrants	—	(15,075)
Depreciation and amortization	(27,506)	(22,115)

Net income (loss)	$6,345	$(53,151)

(2)	Net interest expense equals interest expense (excluding interest on subordinated shareholder loans) less interest income. The pro-forma adjustment to net interest expense is the additional net interest expense due to the Invitel Acquisition and the Memorex Acquisition.

(3)	Third party debt excludes related party subordinated loans, liabilities from capital lease obligations and liabilities relating to derivative financial instruments.

(4)	Net third party debt equals third party debt less cash and cash equivalents.

(5)	Capital expenditure represents acquisition of telecommunications network equipment and other intangibles from our cash-flow statement.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. In February, 2008 the FASB issued a Staff Position that delays the effective date of SFAS 157. Delayed application of SFAS 157 is permitted for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 has not had a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 has not had a material effect on our financial position or results of operations.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes disclosure requirements for derivative instruments and hedging activities. The Statement requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. We are currently assessing the impact of SFAS 161.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Foreign Currency Exchange Rate Risks

We are exposed to various types of risk in the normal course of our business, including the risk from foreign currency exchange rate fluctuations. Our operations, including approximately 78% of our gross revenue and approximately 87% of our operating expenses, are Hungarian forint based. Therefore, we are subject to currency exchange rate risk with respect to our non-Hungarian forint denominated expenses, primarily euros and U.S. dollars, due to the variability between the Hungarian forint and the euro and U.S. dollar. Due to our limited exposure with respect to non-Hungarian forint denominated expenses, we have not entered into any agreements to manage our foreign currency risks related to such expenses but we continue to monitor the currency exchange rate risk related to such expenses.

We are also exposed to exchange rate risk since the majority of our debt obligations are in euros. If the Hungarian forint weakens in the currency exchange markets versus the euro, we would have to generate more revenue in Hungarian forint to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 253.4 as of December 31, 2007 to 259.4 as of March 31, 2008, an approximate 2.3% depreciation in the value of the Hungarian forint versus the euro.

Given our euro-denominated debt obligations, exchange rate fluctuations can have a significant impact on our financial statements in connection with foreign exchange gains/losses and the resulting debt balances. The sensitivity of our future cash-flows to foreign exchange rate changes related to our debt service, including all hedging in place, is detailed in the table under the section “Derivative Financial Instruments”.

Interest Rate Risks

We are exposed to interest rate risks because our outstanding euro denominated debt and Hungarian forint denominated debt obligations accrue interest at variable rates tied to market interest rates. The interest rates on the euro and Hungarian forint denominated obligations are based on EURIBOR and BUBOR, respectively. We evaluate market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates. The sensitivity of our future cash-flows to interest rate changes related to our debt service, including all hedging in place, is detailed in the table under the section “Derivative Financial Instruments”.

Derivative Financial Instruments

During 2007, in order to reduce our exposure to foreign currency exchange rate risk and interest rate changes, we implemented a major hedging program as part of which we hedged the interest rate and foreign currency exchange rate risks on a substantial portion of our debt.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The following table summarizes the notional amounts and respective fair values of our financial instruments, which mature at varying dates, as of March 31, 2008:

Asset / (Liability)	Notional Amount	Fair Market Value	Fair Value Change
	(in thousands)
Cross currency interest rate swaps	$659,068	$(859)	$34,227
FX forward contracts	—	—	(21)
Interest rate swaps	22,705	(129)	655

Total	$681,773	$(988)	$34,861

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimated fair values represent the estimated amounts that we would pay or receive to terminate the contracts as of March 31, 2008. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Sensitivity Analysis

The following table shows the sensitivity of our debt instruments and the related hedge transactions to foreign currency exchange rate and interest rate changes as of March 31, 2008:

	1% p.a. increase in interest rates			1% p.a. increase in HUF/EUR rate
Instrument	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact
	(in thousands)
Amended Facilities Agreement HUF tranche (1)	$(188)	$188	$—	$—	$—	$—
Amended Facilities Agreement EUR tranche (1)	(1,020)	1,020	—	(308)	416	108
2007 Notes	(3,165)	3,111	(54)	(182)	182	—
2004 Notes	(2,247)	2,247	—	(242)	242	—
2006 PIK Notes (2)	(2,478)	—	(2,478)	(401)	—	(401)

Total	$(9,098)	$6,566	$(2,532)	$(1,133)	$840	$(293)

(1)	Calculation based on actual outstanding notional amounts per repayment/hedging schedule

(2)	The issuer can select the interest to be paid in cash or in kind (i.e. issue of new bonds)

The above table shows the impact of a 1% increase in interest rates (e.g. BUBOR and EURIBOR) and in the Hungarian forint/euro exchange rate on our debt service related cash flow due in the next 12 months.

In the ordinary course of business we enter into contractual agreements to provide and receive telephone and other services. Certain of these agreements are denominated in currencies other than the functional currency of any of the parties, mainly in euros, and are required to be accounted for separately as embedded derivatives. The impact of a 10% strengthening or weakening of the Hungarian forint against other currencies would result in a change in the amount of embedded derivatives by $5.4 million.

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

During the period there were the following significant changes in our internal controls over financial reporting:

•

When we acquired Invitel in 2007, Invitel was operating a SAP financial accounting system, while our parent company and our key Hungarian subsidiaries, Hungarotel and PanTel, were using a different financial accounting system. On January 1, 2008, we legally merged Hungarotel and PanTel into Invitel and the combined merged company Invitel, along with our parent company, utilize Invitel’s SAP accounting system.

•	In order to improve our U.S. GAAP knowledge, several members of our accounting and finance staff received additional U.S. GAAP training during the first quarter 2008.

•	We improved our processes for accounting for taxes.

•

We completed the Memorex Acquisition on March 5, 2008 and assumed Memorex’s accounting and internal control system, which we are in the process of reviewing as part of the integration of Memorex into the Company.

Apart from the items described above, there were no other changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In our annual report on Form 10-K for 2007, we disclosed risk factors contingent on the closing of the Memorex Acquisition. On March 5, 2008, we completed the Memorex Acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

(a)	None.

(b)	In 1999 we issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. At the end of the first quarter 2008, the preferred shares were held by TDC A/S. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of March 31, 2008, the total arrearage on the Preferred Shares was $882,000.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

4.1	Fifth Supplemental Indenture dated as of March 5, 2008, supplemental to Indenture dated as of August 6, 2004

4.2	Sixth Supplemental Indenture dated as of March 14, 2008, supplemental to Indenture dated as of August 6, 2004

4.3	Second Supplemental Indenture dated as of July 26, 2007, supplemental to Indenture dated as of April 27, 2007

4.4	Third Supplemental Indenture dated as of March 5, 2008, supplemental to Indenture dated as of April 27, 2007

4.5	Fourth Supplemental Indenture dated as of March 14, 2008, supplemental to Indenture dated as of April 27, 2007

10.1	Amended and Restated Facilities Agreement dated March 3, 2008 between Invitel Zrt. as Borrower; Magyar Telecom B.V. and certain subsidiaries as Guarantors; BNP Paribas as Coordinator and the Arranger; certain banks and financial institutions as Lenders; BNP Paribas and BNP Paribas, Hungary Branch as the Agents; and BNP Paribas Trust Corporation UK Limited as Security Trustee

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Exhibit No.	Description

10.2	Second Supplemental Agreement dated March 3, 2008 (relating to the Facilities Agreement) between Invitel Zrt., as Borrower; Magyar Telecom B.V. and certain subsidiaries as Guarantors; BNP Paribas as Coordinator; certain banks and financial Institutions as Lenders; BNP Paribas and BNP Paribas, Hungary Branch as the Agents; and BNP Paribas Trust Corporation UK Limited as Security Trustee

10.3	Bridge Loan Agreement dated March 3, 2008 between Magyar Telecom B.V. as Borrower and certain subsidiaries as Guarantors; certain banks and financial institutions as Lenders; Merrill Lynch International and BNP Paribas as Mandated Lead Arrangers, Bookrunners and Syndication Agents; BNP Paribas Trust Corporation UK Limited as Security Agent; Merrill Lynch International as Administrative Agent; and Merrill Lynch International Bank Limited, London Branch and BNP Paribas as underwriters

10.4	Amended and Restated Intercreditor Deed dated as of March 3, 2008 among Magyar Telecom B.V. as Issuer; Matel Holdings N.V. and certain of its subsidiaries; BNP Paribas as Coordinator; BNP Paribas and Credit Suisse First Boston International as Arrangers; BNP Paribas as Senior Agent; BNP Paribas, Hungary Branch as HUF Agent; BNP Paribas Trust Corporation UK Limited as Security Trustee; The Bank of New York as HY Note Trustee; BNY Corporate Trustee Services Limited as FRN Note Trustee; Merrill Lynch International as Subordinated Bridge Trustee; certain banks and financial institutions as Original Senior Lenders and Original Hedge Counterparties

10.5	Second Supplemental Deed dated March 3, 2008 (relating to an Intercreditor Deed) among Magyar Telecom B.V. as Issuer; Matel Holdings N.V. and certain of its subsidiaries; BNP Paribas as Coordinator and Senior Agent; BNP Paribas, Hungary Branch as HUF Agent; BNP Paribas Trust Corporation UK Limited as Security Trustee; The Bank of New York as HY Note Trustee; BNY Corporate Trustee Services Limited as FRN Note Trustee; Merrill Lynch International as Subordinated Bridge Trustee; certain banks and financial institutions as Original Senior Lenders, Original Hedge Counterparties and Original Subordinated Bridge Lenders

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Exhibit No.	Description

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

May 9, 2008	By:	/s/ Martin Lea
Martin Lea
President and Chief Executive Officer

May 9, 2008	By:	/s/ Robert Bowker
Robert Bowker
Chief Financial Officer (Principal Accounting Officer, Principal Financial Officer)

HUNGARIAN TELEPHONE AND CABLE CORP.

Index to Exhibits

Exhibit No.	Description
4.1	Fifth Supplemental Indenture dated as of March 5, 2008, supplemental to Indenture dated as of August 6, 2004

4.2	Sixth Supplemental Indenture dated as of March 14, 2008, supplemental to Indenture dated as of August 6, 2004

4.3	Second Supplemental Indenture dated as of July 26, 2007, supplemental to Indenture dated as of April 27, 2007

4.4	Third Supplemental Indenture dated as of March 5, 2008, supplemental to Indenture dated as of April 27, 2007

4.5	Fourth Supplemental Indenture dated as of March 14, 2008, supplemental to Indenture dated as of April 27, 2007

10.1	Amended and Restated Facilities Agreement dated March 3, 2008 between Invitel Zrt. as Borrower; Magyar Telecom B.V. and certain subsidiaries as Guarantors; BNP Paribas as Coordinator and the Arranger; certain banks and financial institutions as Lenders; BNP Paribas and BNP Paribas, Hungary Branch as the Agents; and BNP Paribas Trust Corporation UK Limited as Security Trustee

10.2	Second Supplemental Agreement dated March 3, 2008 (relating to the Facilities Agreement) between Invitel Zrt., as Borrower; Magyar Telecom B.V. and certain subsidiaries as Guarantors; BNP Paribas as Coordinator; certain banks and financial Institutions as Lenders; BNP Paribas and BNP Paribas, Hungary Branch as the Agents; and BNP Paribas Trust Corporation UK Limited as Security Trustee

10.3	Bridge Loan Agreement dated March 3, 2008 between Magyar Telecom B.V. as Borrower and certain subsidiaries as Guarantors; certain banks and financial institutions as Lenders; Merrill Lynch International and BNP Paribas as Mandated Lead Arrangers, Bookrunners and Syndication Agents; BNP Paribas Trust Corporation UK Limited as Security Agent; Merrill Lynch International as Administrative Agent; and Merrill Lynch International Bank Limited, London Branch and BNP Paribas as underwriters

10.4	Amended and Restated Intercreditor Deed dated as of March 3, 2008 among Magyar Telecom B.V. as Issuer; Matel Holdings N.V. and certain of its subsidiaries; BNP Paribas as Coordinator; BNP Paribas and Credit Suisse First Boston International as Arrangers; BNP Paribas as Senior

Agent; BNP Paribas, Hungary Branch as HUF Agent; BNP Paribas Trust Corporation UK Limited as Security Trustee; The Bank of New York as HY Note Trustee; BNY Corporate Trustee Services Limited as FRN Note Trustee; Merrill Lynch International as Subordinated Bridge Trustee; certain banks and financial institutions as Original Senior Lenders and Original Hedge Counterparties

10.5	Second Supplemental Deed dated March 3, 2008 (relating to an Intercreditor Deed) among Magyar Telecom B.V. as Issuer; Matel Holdings N.V. and certain of its subsidiaries; BNP Paribas as Coordinator and Senior Agent; BNP Paribas, Hungary Branch as HUF Agent; BNP Paribas Trust Corporation UK Limited as Security Trustee; The Bank of New York as HY Note Trustee; BNY Corporate Trustee Services Limited as FRN Note Trustee; Merrill Lynch International as Subordinated Bridge Trustee; certain banks and financial institutions as Original Senior Lenders, Original Hedge Counterparties and Original Subordinated Bridge Lenders

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002