Form 10-Q
period 2008-06-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2008-08-11
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated Filer ☐	Accelerated filer ☒

Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date:

Common Stock, $.001 par value	16,425,733 Shares
(Class)	(Outstanding as of August 8, 2008)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

Assets

	June 30, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$31,538	$20,897
Receivable from escrow	17,077	—
Accounts receivable, net of allowance of $26,255 in 2008 and $17,633 in 2007	101,282	85,684
Derivative financial instruments	1,045	977
Prepaid expenses and accrued income	5,410	5,049
Other current assets	9,836	6,228

Total current assets	166,188	118,835

Property, plant and equipment, net of depreciation of $296,659 in 2008 and $216,090 in 2007	917,773	691,485

Goodwill, net	83,589	81,534
Intangibles assets, net of amortization of $50,641 in 2008 and $35,310 in 2007	311,676	200,948
Deferred costs	18,239	14,828
Deferred tax asset	653	—
Derivative financial instruments	2,403	2,076
Other non-current assets	1,248	485

Total assets	$1,501,769	$1,110,191

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

Liabilities and Stockholders’ Equity

	June 30, 2008	December 31, 2007
	(unaudited)
Current liabilities:
Current installments of long-term debt	$74,604	$37,114
Current obligations under capital leases	8,661	430
Accounts payable	55,720	58,797
Accrued expenses and deferred income	84,610	70,169
Derivative financial instruments	29,913	22,138
Other current liabilities	22,742	9,499
Due to related parties	1,153	1,706

Total current liabilities	277,403	199,853

Long-term debt, excluding current installments	1,046,236	812,865
Long-term obligations under capital leases, excluding current portion	9,484	13
Derivative financial instruments	42,951	17,381
Deferred tax liabilities	20,262	19,642
Deferred income	58,949	17,265
Other non-current liabilities	7,144	7,020

Total liabilities	1,462,429	1,074,039

Commitments and contingencies	—	—

Minority interest	11	8

Redeemable equity securities	15,049	15,049

Stockholders’ equity:
Cumulative convertible preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2008 and 2007	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 15,487,183 shares in 2008 and 15,471,950 shares in 2007	15	15
Additional paid-in capital	193,013	193,013
Accumulated deficit	(212,116)	(188,298)
Accumulated other comprehensive income	43,368	16,365

Total stockholders’ equity	24,280	21,095

Total liabilities and stockholders’ equity	$1,501,769	$1,110,191

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Month Periods Ended June 30, 2008 and 2007

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$148,060	$92,850	$279,522	$141,988
Cost of Sales	59,533	41,710	115,192	66,854

Gross margin	88,527	51,140	164,330	75,134

Operating expenses
Selling, general and administrative	34,850	23,691	61,483	33,556
Depreciation and amortization	32,246	17,979	58,933	25,423

Total operating expenses	67,096	41,670	120,416	58,979
Income from operations	21,431	9,470	43,914	16,155

Other income (expenses)
Foreign exchange gains (losses), net	47,346	3,455	34,122	6,500
Interest expense	(30,304)	(14,403)	(57,948)	(18,153)
Interest income	402	185	832	482
Gains (losses) on derivative financial instruments	(66,672)	(21,841)	(37,586)	(65,901)
Gains (losses) from fair value changes of warrants	—	—	—	(15,075)
Loss on extinguishment of debt	—	(2,807)	—	(2,087)
Other, net	(1,390)	28	(2,000)	(25)

Income before income taxes	(29,187)	(25,913)	(18,666)	(78,824)

Income tax benefit (expense)
Current	(1,964)	(968)	(3,821)	(3,514)
Deferred	3,360	10,734	(1,276)	11,542

Total income tax benefit (expense)	1,396	9,766	(5,097)	8,028

Minority interest	2	8	(3)	8

Net income (loss)	$(27,789)	$(16,139)	$(23,766)	$(70,788)

Cumulative convertible preferred stock dividends	(26)	(26)	(52)	(52)

Net income (loss) attributable to common stockholders	(27,815)	(16,165)	(23,818)	(70,840)

Foreign currency translation adjustment	(38,139)	(879)	(27,003)	2,557

Total comprehensive income (loss)	(65,954)	(17,044)	(50,821)	(68,283)

Net income (loss) per common share:
Basic	$(1.69)	$(1.00)	$(1.45)	$(4.87)

Diluted	$(1.69)	$(1.00)	$(1.45)	$(4.87)

Weighted average number of common shares outstanding:
Basic	16,421,302	16,154,120	16,419,011	14,561,931

Diluted	16,421,302	16,154,120	16,419,011	14,561,931

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2007	15,471,950	$15	—	193,013	(188,298)	16,365	$21,095

Net settlement of stock option exercise	9,233	—	—	—	—	—	—

Issue of shares to directors	6,000	—	—	—	—	—	—

Cumulative convertible preferred stock dividends	—	—	—	—	(52)	—	(52)

Net loss	—	—	—	—	(23,766)	—	(23,766)

Foreign currency translation adjustment	—	—	—	—	—	27,003	27,003

Balances at June 30, 2008	15,487,183	15	—	193,013	(212,116)	43,368	$24,280

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Month Periods Ended June 30, 2008 and 2007

(In thousands)

(unaudited)

	2008	2007
Net cash provided by / (used in) operating activities	$55,632	$39,732

Cash flows from investing activities:
Acquisition of telecommunications network equipment and intangible assets	(52,895)	(17,800)
Acquisition of subsidiaries, net of cash acquired	(49,315)	(107,519)
Settlement of derivative financial instruments	(12,876)	(2,177)
Proceeds from sale of assets	513	1,157

Net cash provided by / (used in) investing activities	(114,573)	(126,339)

Cash flows from financing activities:
Repayments of long-term debt	(90,559)	(158,277)
Proceeds from new long-term borrowings	166,508	272,242
Refinancing costs paid	(7,508)	(14,308)
Principal payments under capital lease obligations	(2,773)	(238)
Release of restricted cash	—	12,251

Net cash provided by / (used in) financing activities	65,668	111,670

Effect of foreign exchange rate changes on cash	3,914	2,146

Net increase in cash and cash equivalents	10,641	27,209
Cash and cash equivalents at beginning of period	20,897	18,794

Cash and cash equivalents at end of period	$31,538	$46,003

Summary of material non-cash transactions:

•

We had derivative financial instruments with a negative non-cash effect of $62.8 million for the six months ended June 30, 2007 and a negative non-cash effect of $37.6 million for the six months ended June 30, 2008.

•	On March 5, 2008, in connection with the Memorex Acquisition, we assumed net debt of $105.9 million.

•

After negotiations, on July 4, 2008 we entered into a Settlement Agreement with the selling shareholders of Memorex pursuant to which the Escrow Agent was directed to return EUR 11.3 million (approximately $17.9 million at closing foreign exchange rates) to us and the remaining EUR 0.9 million (approximately &1.4 million at closing foreign exchange rates) was paid out to the selling shareholders of Memorex. We received our funds on July 9, 2008.

•

On March 28, 2007, TDC exercised its warrants for 2.5 million shares by exchanging notes in the principal amount of $25,000,000, which were issued by us and held by TDC. We recorded a non-cash expense of $15.1 million for the six months ended June 30, 2007 relating to the change in the fair market value of the warrants.

•	On April 27, 2007 in connection with the Invitel Acquisition we issued 938,550 shares with an assigned value of $15 million and assumed debt of Invitel in the amount of $525 million.

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

On March 5, 2008 we acquired 95.7% of the outstanding equity in Austrian-based Memorex Telex Communication AG (the “Memorex Acquisition”). Memorex has operations in numerous countries within the Central and Eastern European region, including Austria, Turkey, Slovakia, Czech Republic, Germany and Romania. The final purchase price for Memorex was EUR 18.8 million (approximately $28.6 million) plus the assumption of debt. We refinanced a significant portion of Memorex’s debt at closing. We funded the Memorex Acquisition and the refinancing of the Memorex debt with a subordinated bridge loan facility. We intend to replace this bridge loan facility with longer term financing. We also intend to buy out the remaining minority shareholders in Memorex.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007, including the notes thereto, which are filed with the Unites States Securities and Exchange Commission (“SEC”).

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

(b)	Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options and warrants and the conversion of the convertible preferred stock, where dilutive. The number of additional shares is calculated by assuming that preferred securities were converted and that outstanding stock options and warrants were exercised and the proceeds were used to acquire shares of our common stock at the average market price during the reporting period.

The following is the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three and six months ended June 30, 2008 and 2007:

	3 months ended		6 months ended
($ in thousands, except share data)	2008	2007	2008	2007
Net loss attributable to common stockholders (A)	$(27,815)	$(16,165)	$(23,818)	$(70,840)
plus: preferred stock dividends	26	26	52	52
Net loss (B)	$(27,789)	$(16,139)	$(23,766)	$(70,788)

Determination of shares:
Weighted average common shares outstanding – basic (C)	16,421,302	16,154,120	16,419,011	14,561,931

Assumed conversion of dilutive stock options and cumulative convertible preferred stock	—	—	—	—

Weighted average common shares outstanding – diluted (D)	16,421,302	16,154,120	16,419,011	14,561,931

Net loss per common share:
Basic (A/C)	$(1.69)	$(1.00)	$(1.45)	$(4.87)
Diluted (B/D)	$(1.69)	$(1.00)	$(1.45)	$(4.87)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

For the three months ended June 30, 2008 and 2007, common stock equivalents and convertible preferred stock of 507,709 and 3,601,284, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

For the six months ended June 30, 2008 and 2007, common stock equivalents and convertible preferred stock of 505,396 and 575,896, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

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

We use the applicable local currency as the functional currency of Invitel’s non-Hungarian subsidiaries except for Memorex and its subsidiaries. Accordingly, foreign currency assets and liabilities of these non-Hungarian subsidiaries are translated into HUF using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating the local currency assets and liabilities of these subsidiaries into HUF are accumulated as part of foreign exchange gains (losses) in the consolidated statement of operations.

We use the euro (“EUR”) as the functional currency of Memorex and Memorex’s subsidiaries. Accordingly, foreign currency assets and liabilities of Memorex’s subsidiaries are translated into EUR using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating the local currency assets and liabilities of Memorex’s subsidiaries into EUR are accumulated as part of foreign exchange gains (losses) in the consolidated statement of operations. The effects of exchange rate fluctuations on translating EUR assets and liabilities into U.S. dollars are accumulated as part of other comprehensive income in stockholders’ equity.

The translation of the subsidiaries’ Hungarian forint denominated balance sheets into U.S. dollars as of June 30, 2008, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 172.61 as of December 31, 2007 to 149.76 as of June 30, 2008, an approximate 15% depreciation in value of the U.S. dollar against the HUF. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ Hungarian forint denominated statements of operations and statements of cash flows into U.S. dollars for the three months ended June 30, 2008 and 2007 were 158.64 and 184.29, respectively. The average

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ Hungarian forint denominated statements of operations and statements of cash flows into U.S. dollars for the six months ended June 30, 2008 and 2007 were 165.99 and 188.53, respectively.

The translation of the subsidiaries’ euro denominated balance sheets into U.S. dollars as of June 30, 2008, has been affected by the strengthening of the euro against the U.S. dollar from 1.47 as of December 31, 2007 to 1.58 as of June 30, 2008, an approximate 7% depreciation in value of the U.S. dollar against the euro. The average euro/U.S. dollar exchange rates used for the translation of the subsidiaries’ euro denominated statements of operations and statements of cash flows into U.S. dollars for the three months ended June 30, 2008 and 2007 were 1.56 and 1.35, respectively. The average euro/U.S. dollar exchange rates used for the translation of the subsidiaries’ euro denominated statements of operations and statements of cash flows into U.S. dollars, for the six months ended June 30, 2008 and 2007 were 1.53 and 1.33, respectively.

(d)	Stock Based Compensation

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

As of June 30, 2008, we had outstanding options to purchase 80,000 shares of common stock issued from the 2002 Plan; outstanding options to purchase 85,000 shares of common stock issued from the Directors’ Plan; and outstanding options to purchase 410,000 shares of common stock under the 2004 Plan. Upon the approval of the 2004 Plan, we agreed not to issue any more options from either the 2002 Plan or the Directors’ Plan.

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

(e)	Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. In February 2008 the FASB issued a Staff Position that delays the effective date of SFAS 157. Delayed application of SFAS 157 is permitted for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 has not had a material effect on our financial position or results of operations.

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

(f)	Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes disclosure requirements for derivative instruments and hedging activities. The Statement requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. We are currently assessing the impact of SFAS 161.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

(2)	Related Parties

The net balance of receivables from and payables to related parties was a net payable to TDC A/S (“TDC”) in the amount of $981,000 at June 30, 2008. This represents cumulative preferred stock dividends in arrears payable to TDC in the amount of $908,000 and a net $73,000 payable in connection with the transport of international voice, data and Internet traffic over our and TDC’s respective telecommunications networks for each other and other items.

On March 28, 2007, TDC exercised its warrants to purchase 2,500,000 shares of our common stock in exchange for notes issued by us and held by TDC in the principal amount of $25 million. As of June 30, 2008 and December 31, 2007, TDC owned 64% of our outstanding common stock and 30,000 shares of our preferred stock convertible into 300,000 shares of common stock.

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

All of our directors are covered by a directors and officers liability policy taken out by TDC. As of June 30, 2008, we had approximately $64,000 in expenses for our portion of the overall premium paid by TDC.

We have agreements in place with TDC, pursuant to which TDC and we transport international voice, data and Internet traffic for each other over our respective telecommunications networks. For the three months ended June 30, 2008 and 2007, we transported these services for TDC and recorded revenue in the amount of approximately $155,000 and $539,000, respectively, pursuant to such agreements. For the six months ended June 30, 2008 and 2007, we transported these services for TDC and recorded revenue in the amount of approximately $773,000 and $1,057,000, respectively, pursuant to such agreements. For the three months ended June 30, 2008 and 2007, TDC transported these services and charged us approximately $187,000 and $178,000, respectively, pursuant to such agreements. For the six months ended June 30, 2008 and 2007, TDC transported these services and charged us approximately $291,000 and $506,000, respectively, pursuant to such agreements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

(3)	Acquisition of Memorex Telex Communications AG

On March 5, 2008 we acquired 95.7% of the outstanding equity in Austrian-based Memorex Telex Communication AG (the “Memorex Acquisition”).

The preliminary purchase consideration for Memorex was EUR 30.1 million (approximately $45.7 million) plus the assumption of debt and transaction costs and other directly related expenses. We used a discounted cash flow methodology and comparable trading multiples in determining the purchase price. From the preliminary purchase price EUR 17.9 million (approximately $27.2 million) was paid in cash and the remaining EUR 12.1 million (approximately $18.5 million) was paid into escrow.

Invitel and the selling shareholders of Memorex entered into an Escrow Agreement to set aside a portion of the purchase price cash consideration to cover any breach of the selling shareholders’ warranties or covenants and to cover any indemnity claims that we might have against the selling shareholders under the purchase agreement. The Escrow Agreement governed the terms and conditions under which the Escrow Amount is released to the selling shareholders of Memorex. Following negotiations, we entered into a Settlement Agreement with the selling shareholders pursuant to which the Escrow Agent was directed to return EUR 11.2 million (approximately $17.1 million at closing foreign exchange rate) to us and the remaining EUR 0.9 million (approximately $ 1.4 million at closing foreign exchange rate) was paid out to the selling shareholders. We received our funds on July 11, 2008.

The total purchase consideration as at June 30, 2008 was EUR 90.9 million (approximately $138.1 million at closing), which included: (i) the payment of cash in the amount of EUR 17.9 million (approximately $27.2 million at closing), (ii) the payment into Escrow in the amount of EUR 12.1 million (approximately $18.4 million at closing); (iii) a receivable from Escrow in the amount of EUR 11.2 million (approximately $17.1 million at closing foreign exchange rate); (iv) the assumption of net debt of EUR 69.7 million (approximately $105.8 million at closing); and (iii) transaction costs and other directly related expenses of EUR 2.4 million (approximately $3.7 million at closing foreign exchange rate).

We refinanced a significant portion of Memorex’s debt at the closing of the acquisition. We funded the Memorex Acquisition and the refinancing of the Memorex debt with a subordinated bridge loan facility. We intend to either refinance our bridge loan or, if we choose not to or the market conditions make a refinancing prohibitive, convert the bridge loan to term loans maturing in 2016, which conversion right is permitted, subject to certain conditions, pursuant to the bridge loan agreement. We also intend to buy out the remaining minority shareholders in Memorex.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

March 5, 2008 (in thousands)
Current assets	$31,107
Property, plant and equipment	124,783
Intangible assets	93,286
Deferred tax	4,843
Current and non-current liabilities	(115,902)

Net assets acquired	$138,117

Purchase Price:
Cash paid to shareholders	27,223
Cash to escrow account	18,402
Receivable from escrow account	(17,077)
Assumption of debt	105,879
Transaction costs and other directly related expenses	3,690

Total purchase price	$138,117

The following table presents the fair values of major components of the intangible assets acquired:

	March 5, 2008 (in thousands)	Weighted average amortization period
Concession rights and licences	$741	10 years
Customer relationships	21,212	14 years
Trademark	156	6 months
Property rights	53,664	16-20 years
Software	200	4 years
Vodafone contract	17,313	20 years

Total:	$93,286

The closing of the Memorex Acquisition occurred on March 5, 2008 and the consolidated results of Memorex from that date (and the balance sheet of Memorex as at June 30, 2008) were consolidated into our financial statements for the three and six months ended June 30, 2008.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The following table presents our unaudited summarized consolidated financial information, on a pro-forma basis, as though HTCC, Invitel, Tele2 Hungary and Memorex had been combined at the beginning of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2008 Pro-forma	2007 Pro-forma	2008 Pro-forma	2007 Pro-forma
Revenue	$148,060	$135,043	$289,716	$270,236
Income from operations	21,431	1,060	43,362	25,537
Foreign exchange gains (losses), net	47,346	7,095	31,831	12,794
Interest expense	(30,304)	(26,073)	(61,157)	(53,339)
Net income (loss)	(27,815)	(24,531)	(29,190)	(83,682)
Net income (loss) per basic share	$(1.69)	$(1.49)	$(1.78)	$(5.75)

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

(4)	Short and long-term debt

Short-term portion of long-term debt and long-term debt at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Memorex Turkey Loan	15,828	—
Amended Facilities Agreement	58,776	37,114

Short-term portion of long-term debt	$74,604	$37,114

Amended Facilities Agreement	$95,223	$107,907
Memorex Bridge Loan	158,273	—
1st Memorex Prep Loan	12,662	—
2nd Memorex Prep Loan	4,748	—
2007 Notes	316,546	293,552
2006 PIK Notes	235,558	204,566
2004 Notes	223,226	206,840

Total long-term debt	$1,046,236	$812,865

In connection with the Invitel Acquisition on April 27, 2007, we completed the issuance of EUR 200 million aggregate principal amount of floating rate senior notes maturing in 2013 (the “2007 Notes”), the proceeds of which were used to partly finance the Invitel

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

In connection with the Memorex Acquisition on March 5, 2008, we entered into a EUR 100 million (approximately $158 million at closing) Bridge Loan Agreement (the “Bridge Loan Agreement”) and further amended and restated our Facilities Agreement (the “Amended Facilities Agreement”).

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

The 2004 Notes mature on August 15, 2012. Interest on the 2004 Notes is payable semi-annually at an annual rate of 10.75% on February 15 and August 15 of each year, beginning on February 15, 2005.

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

The Bridge Loan Agreement

In connection with the Memorex Acquisition, we entered into a EUR 100 million Bridge Loan Agreement on March 3, 2008 with our subsidiary Matel as borrower and our subsidiaries Invitel, Invitel Telecom, Invitel Technocom, Memorex and Memorex’s Turkish subsidiary as guarantors. The Bridge Loan Agreement was arranged by Merrill Lynch and BNP Paribas, who are the original lenders. On March 5, 2008, the closing date of the Memorex Acquisition, we borrowed the full EUR 100 million pursuant to which we used EUR 30.1 million to fund the purchase price for 95.7% of the outstanding equity in Memorex and EUR 46.6 million to refinance some of Memorex’s existing debt that we assumed at closing. We used EUR 7.6 million to pay fees and expenses in connection with the Bridge Loan Agreement and transaction costs in connection with the Memorex

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Acquisition and we set aside the remaining EUR 15.7 million for working capital purposes. In addition, EUR 12.1 million of the EUR 30.1 million purchase price was paid into escrow. Following settlement, EUR 11.2 million of escrow balance was returned to us and added to our working capital.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

The Assumed Memorex Debt

In connection with the Memorex Acquisition, in addition to the Memorex debt that we refinanced with some of the proceeds from the Bridge Loan Agreement, we assumed approximately EUR 26.4 million (approximately $41.8 million at closing) of net debt

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

primarily consisting of (i) a loan to Memorex’s Turkish subsidiary MTCTR Memorex Telekomünikasyon Sanayi ve Ticaret Limited Sirketi (“Memorex Turkey”) in the amount of EUR 10 million (the “Memorex Turkey Loan”), (ii) a subordinated loan to Memorex in the amount of EUR 8 million (the 1st Memorex Prep Loan), (iii) a subordinated loan to Memorex in the amount of EUR 3 million (the “2nd Memorex Prep Loan) and (iv) finance leases.

The Memorex Turkey Loan is a bank loan with a current variable interest rate that is adjusted quarterly and presently equal to EURIBOR plus 2.0%. The current interest rate is 6.61%. The lender may unilaterally alter or increase the rate of interest as permitted by applicable law. The Memorex Turkey Loan matures, with the principal to be repaid in full, in November 2013. The lender may, in its discretion, require early repayment upon three days written notice. Memorex Turkey may prepay the loan in whole or in part on three days written notice. The Memorex Turkey Loan is collateralized by some of Memorex Turkey’s trade receivables.

The 1st Memorex Prep Loan is an un-collateralized subordinated loan from a syndicated group of lenders. Memorex has to make an annual interest payment at the rate of 0.75% per annum and a quarterly interest payment at the rate of 6.8% per annum. The 1st Memorex Prep Loan matures, with the principal to be repaid in full, in July 2012. The lender or Memorex may require early termination of the loan upon “important reasons”. “Important reasons” that would enable the creditor to terminate the loan agreement and require early repayment include, but are not limited to, certain events such as the liquidation of Memorex, the institution of insolvency proceedings or a change-in-control of Memorex under certain circumstances. If the loan is terminated prior to maturity, Memorex would owe, in addition to the unpaid principal and accrued interest, the “residual term interest” consisting of the interest that would have been payable up to the original maturity date of the loan. Memorex would receive a credit against such “residual interest” for the hypothetical amount which the loan principal would earn if it was reinvested in bonds issued by the Republic of Austria with a residual term equal to the time remaining to the original maturity date of the loan.

The 2nd Memorex Prep Loan is an un-collateralized subordinated loan from a syndicated group of lenders. Memorex has to make an annual interest payment at the rate of 1.0% per annum and a quarterly interest payment at the rate of 6.9% per annum. The 2nd Memorex Prep Loan matures, with the principal to be repaid in full, in December 2012. The lender or Memorex may require early termination of the loan upon “important reasons”. “Important reasons” that would enable the creditor to terminate the loan agreement and require early repayment include, but are not limited to, certain events such as the liquidation of Memorex, the institution of insolvency proceedings or a change-in-control of Memorex under certain circumstances. If the loan is terminated prior to maturity, Memorex would owe, in addition to the unpaid principal and accrued interest, the “residual term interest” consisting of the interest that would have been payable up to the original maturity date of the loan. Memorex would receive a credit against such “residual interest” for the hypothetical amount which the loan principal would earn if it was reinvested in bonds issued by the Republic of Austria with a residual term equal to the time remaining to the original maturity date of the loan.

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

Interest rate risk hedging

To limit the variability of interest rates on a substantial portion of our cash pay debt, we entered into interest rate swap agreements to manage some of our fluctuations in cash flows resulting from interest rate risk. Under the terms of the interest rate swaps, we receive variable interest rate payments from the hedging counterparty and make fixed interest rate payments in the same currency, thereby creating the equivalent of fixed-rate debt.

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

The following table summarizes the notional amounts and respective fair values of our derivative financial instruments, which mature at varying dates, as of June 30, 2008:

Asset / (Liability)	Notional Amount	Fair Market Value	Fair Value Change for the Six Months ended June 30, 2008
	(in thousands)
Cross currency interest rate swaps	$650,906	$(68,472)	$(30,818)
FX forward contracts	—	—	(22)
Interest rate swaps	23,178	80	926

Total	$674,084	$(68,392)	$(29,914)

The following table summarizes the notional amounts and respective fair values of our floating to fixed interest rate swaps, which mature at varying dates, as of June 30, 2008:

Asset / (Liability)	Notional Amount	Fair Market Value	Maturity	Fixed Interest Rate
	(in thousands)
Amended Facilities Agreement	$114,993	$(9,443)	June 30, 2011	9.379%
Amended Facilities Agreement	23,178	80	June 30, 2011	10.160%
2007 Notes	64,938	(6,204)	August 1, 2009	10.780%
2007 Notes	64,938	(6,176)	August 1, 2009	10.740%
2007 Notes	94,175	(8,928)	August 1, 2009	10.724%
2007 Notes	87,114	(8,258)	August 1, 2009	10.724%
2004 Notes	224,748	(29,463)	August 15, 2009	14.955%

Total Interest Rate Swaps	$674,084	$(68,392)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss.

We estimate the fair values by using a model which discounts future contractual cash-flows determined based on market conditions (foreign exchange rates, yield curves in the functional currency and in the foreign currency) prevailing on the date of the valuation. The model used by us is regularly tested against third party prices for reasonableness. The fair value represents the estimated amounts that we would pay or receive to terminate the contracts as of June 30, 2008. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Embedded derivatives

An embedded derivative is an implicit or explicit term within a contract that does not in its entirety meet the definition of a derivative instrument but affects some or all of the cash-flows or the value of other exchanges required by the contract in a manner similar to a derivative. An embedded derivative therefore is a derivative instrument within another contract that is not a derivative. For example, a euro denominated operating lease contract that one of our Hungarian subsidiaries enters into for a given period of time will give rise to foreign currency exposure for that period since our Hungarian subsidiary will need to buy euro from its functional currency, the Hungarian forint, thereby having an impact on cash-flows. Therefore, a series of foreign exchange forward contracts are embedded in the lease agreement, the host contract, and are accounted for separately.

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

We review our material contracts regularly to identify embedded derivatives which require bifurcation from the host contract. The following table summarizes the fair values of our net liabilities relating to embedded derivatives as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(in thousands)
Embedded derivatives, net	$(1,025)	$(617)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

SFAS 157 states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (i) Level 1 observable inputs such as quoted prices in active markets; (ii) Level 2 inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (iii) Level 3 unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument and can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards, options and repurchase agreements.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in the best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, we perform an analysis of all instruments subject to SFAS 157 and include in Level 3 any of those whose fair value is based on significant unobservable inputs. The following table sets forth by level, within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as at June 30, 2008:

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

	At fair value as of June 30, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Derivative financial instruments	$—	$—	$—	$—
Embedded derivatives	—	3,448	—	3,448
Other	—	—	—	—

Total	$—	$3,448	$—	$3,448

Liabilities:
Derivative financial instruments	$—	$68,392	$—	$68,392
Embedded derivatives	—	4,472	—	4,472
Other	—	—	—	—

Total	$—	$72,864	$—	$72,864

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

There were no financial assets and liabilities that were accounted for at fair value on a non-recurring basis as at June 30, 2008.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

As of June 30, 2008, we had outstanding options to purchase 80,000 shares of common stock issued from the 2002 Plan; outstanding options to purchase 85,000 shares of common stock issued from the Directors’ Plan; and outstanding options to purchase 410,000 shares of common stock under the 2004 Plan.

For the three months ended June 30, 2008, we recognized $514,000 of earnings associated with stock based compensation, which was comprised of non-cash earnings relating to the revaluation of outstanding option awards under FAS 123R.

For the six months ended June 30, 2008, we recognized $309,000 of expense associated with stock based compensation, which was comprised of non-cash expense of $136,000 relating to the revaluation of outstanding option awards under FAS 123R and an expense of $173,000 related to a stock option grant. For the six months ended June 30, 2007, we recognized a compensation expense of $409,600 related to SFAS 123R.

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

The weighted average assumptions used in the Black-Scholes option-pricing model are as follows for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007
Dividend yield	0%	0%
Risk free rate	3.70%	5.16%
Weighted average expected option life (years)	5.67	6.39
Volatility	30.10%	39.52%

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The following is a summary of stock options under the stock compensation plans referred to above, which were granted, were exercised and have expired for the six months ended June 30, 2008:

	Outstanding Options	Weighted Average Exercise Price
December 31, 2007	570,000	$10.30
Granted	20,000	$17.14
Exercised	(15,000)	$6.52

June 30, 2008	575,000	$10.64

All options granted during the period were fully vested upon issuance.

The following table summarizes information about shares subject to outstanding options as at June 30, 2008, which were issued to current or former employees or directors pursuant to the above described stock compensation plans.

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
40,000	$4.72-$4.72	$4.72	3.50	40,000	$4.72
65,000	$5.78-$6.49	$6.15	2.76	65,000	$6.15
200,000	$7.46-$9.39	$9.00	5.30	200,000	$9.00
175,000	$10.89-$13.01	$12.77	6.32	175,000	$12.77
75,000	$14.64-$15.62	$15.36	7.77	75,000	$15.36
20,000	$17.14-$17.14	$17.14	9.50	20,000	$17.14

575,000	$4.72-$17.14	$10.64	5.67	575,000	$10.64

The aggregate intrinsic value, which represents the amount by which the fair value of our common stock exceeds the option exercise prices, was $3,381,000 and $4,210,000 as of June 30, 2008 and December 31, 2007, respectively.

The weighted-average exercise price of stock options granted during the six months ended June 30, 2008 was $17.14 per share. The weighted-average exercise price of stock options granted during the six months ended June 30, 2007 was $14.64 per share. The total intrinsic value of stock options exercised during the six months ended June 30, 2008 was $157,000. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 was $3,288,000. Compensation expense related to stock options granted has been recorded in selling, general and administrative expenses.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

(9)	Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses by type for the three and six month periods ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Personal expenses	$17,512	$16,555	$34,049	$22,877
Other administrative expenses	5,463	3,887	10,019	5,543
Advertising and marketing costs	1,973	1,462	3,342	2,224
Network operating expenses	12,541	8,469	23,272	13,299
IT costs	3,346	1,580	6,634	2,186
Other taxes	995	579	1,507	845
Bad debt and collection costs	1,507	1,893	4,318	1,522
Legal, audit and consultant fees	1,036	59	1,610	1,264
Management fees	18	17	46	17
Other operating expenses	8,388	852	10,094	1,984

Total for segments	$52,779	$35,353	$94,891	$51,761

Backbone rental expenses	(6,076)	(4,256)	(10,757)	(7,225)
Network operating expenses	(6,464)	(3,980)	(12,515)	(5,575)
Direct personal expenses	(5,389)	(3,426)	(10,136)	(5,405)

Total selling, general and administrative expenses	$34,850	$23,691	$61,483	$33,556

Personnel expenses for the six months ended June 30, 2008 and 2007 include restructuring expenses of $3.1 million and $5.6 million, respectively relating to the reorganization following the Memorex Acquisition in 2008 and the Invitel Acquisition in 2007.

Bad debt and collection costs for the six months ended June 30, 2008 and 2007 include one-off bad debt expenses as a result of an additional provision made at Memorex in the amount of $0.2 million in 2008 and at PanTel in the amount of $1.2 million in 2007.

Legal, audit fees and consultant expenses for the six months ended June 30, 2008 and 2007 include Sarbanes-Oxley and compliance expenses amounting to approximately $1.0 million for both periods.

Other operating expenses for the six months ended June 30, 2008 include integration costs of $6.5 million, due diligence expenses of $1.3 million, start-up expenses relating to Memorex Turkey in the amount of $1.1 million, a provision for unused vacation days in the amount of $1.2 million and other non-recurring items of $1.7 million. Other operating expenses for the six months ended June 30, 2007 include integration costs of $1.0 million, due diligence expenses of $0.4 million and a provision for unused vacation days in the amount of $1.0 million.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

These segments are as follows:

Mass Market Voice. The revenue generated from the fixed line voice and voice-related services provided to Mass Market customers within our historical concession areas and outside our historical concession areas in Hungary. Mass Market Voice revenue comprises monthly fees charged for accessing our network, time based fixed-to-mobile, local, long distance and international call charges, interconnect charges on calls terminated in our network, monthly fees for value added services, one-time connection and new service fees, as well as monthly fees for packages with built-in call minutes.

Mass Market Internet. The revenue generated from dial-up and DSL Internet connections provided to Mass Market customers in Hungary both inside and outside our historical concession areas. Mass Market Internet revenue comprises dial-up revenue, which is generated through a combination of time based and access fees, and DSL revenue, which is generated through a variety of monthly packages.

Business. The revenue generated from the fixed line voice, data and Internet services provided to business, government and other institutional customers nationwide. Business revenue comprises access charges, monthly fees, time based fixed-to-mobile, local, long distance and international call charges, interconnect charges on calls terminated in our network, monthly fees for value added services, Internet access packages. In addition, Business revenue includes revenue from leased line, Internet and data transmission services which is comprised of fixed monthly rental fees based on the capacity/bandwidth of the service and the distance between the endpoints of the customers.

Wholesale. The revenue generated from voice and data services provided on a wholesale basis to other operators or resellers. Wholesale revenue comprises rental payments for high bandwidth leased line services, which are based on the bandwidth of the service and the distance between the endpoints of the customers, fixed monthly charges for supply of dark fibre or ducts, and voice transit charges from other Hungarian and international telecommunications service providers, which are based on the number of minutes transited. The revenue and gross margin of the acquired Memorex business is disclosed fully in the Wholesale segment.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The revenue and gross margin by these segments for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands of $)
Revenue:
Mass Market Voice	$43,677	$25,456	$85,624	$34,333
Mass Market Internet	14,716	8,357	28,235	9,503
Business	39,061	28,590	76,269	43,225
Wholesale	50,606	30,447	89,394	54,927

Total Revenue	$148,060	$92,850	$279,522	$141,988

Cost of sales:
Mass Market Voice	$8,961	$4,487	$18,079	$6,355
Mass Market Internet	2,445	1,396	4,906	1,454
Business	9,584	7,962	18,242	12,479
Wholesale	20,614	16,203	40,557	28,361

Total allocated to segments	$41,604	$30,048	$81,784	$48,649

Backbone rental expenses	6,076	4,256	10,757	7,225
Network operating expenses	6,464	3,980	12,515	5,575
Direct personal expenses	5,389	3,426	10,136	5,405

Total Cost of sales	$59,533	$41,710	$115,192	$66,854

Gross margin:
Mass Market Voice	$34,716	$20,969	$67,545	$27,978
Mass Market Internet	12,271	6,961	23,329	8,049
Business	29,477	20,628	58,027	30,746
Wholesale	29,992	14,244	48,837	26,566

Total allocated to segments	$106,456	$62,802	$197,738	$93,339

Backbone rental expenses	(6,076)	(4,256)	(10,757)	(7,225)
Network operating expenses	(6,464)	(3,980)	(12,515)	(5,575)
Direct personal expenses	(5,389)	(3,426)	(10,136)	(5,405)

Total Gross margin	$88,527	$51,140	$164,330	$75,134

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We provide telecommunications services in Hungary and in the region through our Hungarian and other operating subsidiaries under our common brand: Invitel. We also provide Internet and data services to business customers in Romania through our Romanian subsidiary, Euroweb Romania.

Our historical concession areas are geographically clustered and cover an estimated 2.1 million people, representing approximately 21% of Hungary’s population. Outside our historical concession areas, we believe that we are well positioned to continue to grow our revenue and market share using our owned state-of-the-art backbone network, our experienced sales force and our comprehensive portfolio of services. Our extensive backbone network (comprising approximately 8,500 route km in Hungary and 19,000 route km outside Hungary) provides us with nationwide and international reach. It allows business customers to be connected directly to our network to access voice, data and Internet services. Our regional network allows us to offer telecommunications network capacity on a wholesale basis to large international carriers.

We have a diversified revenue and cash flow base, making us less susceptible to market pressures in any particular market segment. For the six months ended June 30, 2008, we derived approximately 31% of our revenue from Mass Market Voice, 10% from Mass Market Internet, 27% from Business and 32% from Wholesale.

As of January 1, 2008, we completed the legal consolidation of some of our Hungarian operating subsidiaries. Hungarotel, PanTel and Euroweb Hungary have merged into Invitel. This merger legally completed the consolidation process and we now market our products principally under a single unified brand name – Invitel. With the legal merger complete, we will benefit from improved efficiencies and reduced administrative costs.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

On March 5, 2008, we acquired 95.7% of the outstanding equity in Austrian-based Memorex Telex Communication AG (the “Memorex Acquisition”). The total purchase consideration for Memorex was EUR 90.9 million (approximately $138.1 million at closing) including the assumption of debt and transaction costs and other directly related expenses. We used a discounted cash flow methodology and comparable trading multiples in determining the purchase price. The total purchase consideration of EUR 90.9 million included: (i) the payment of cash in the amount of EUR 18.8 million (approximately $28.6 million at closing), (ii) the assumption of net debt of EUR 69.7 million (approximately $105.8 million at closing); and (iii) transaction costs and other directly related expenses of EUR 2.4 million (approximately $3.7 million at closing). Following the completion of the Memorex Acquisition we are now the leading provider of wholesale capacity and data services in Central and Eastern Europe.

As of June 30, 2008, we had approximately 395,000 telephone lines connected to our network within our historical concession areas to service Mass Market Voice customers and we had approximately 572,000 active Mass Market Voice customers outside our historical concession areas connected through Carrier Pre-Selection (“CPS”), Carrier Selection (“CS”) or Local Loop Unbundling (“LLU”). This is compared to December 31, 2007 when we had approximately 405,000 telephone lines in service within our historical concession areas to service Mass Market Voice customers and approximately 662,000 active Mass Market Voice customers connected through indirect access outside our historical concession areas. The decrease in the number of active Mass Market Voice customers outside our historical concession areas from 662,000 as of December 31, 2007 to 572,000 as of June 30, 2008 is due to churn of low value CS customers.

The number of our Mass Market broadband DSL customers has increased from approximately 122,000 as of December 31, 2007 to approximately 131,000 as of June 30, 2008.

In the Business segment, as of June 30, 2008, we had approximately 48,000 voice telephone lines within our historical concession areas compared to approximately 47,000 lines at 2007 year end. Outside our historical concession areas, we had approximately 59,000 direct access voice telephone lines and approximately 12,000 indirect access voice telephone lines as of June 30, 2008, compared to approximately 58,000 direct access voice telephone lines and approximately 13,000 indirect access voice telephone lines as of December 31, 2007. As of June 30, 2008, we had approximately 17,000 DSL lines and approximately 14,000 leased lines compared to approximately 16,000 DSL lines and approximately 12,000 leased lines at 2007 year end.

In the Wholesale market, we had over 570 customers as of June 30, 2008, which customers include telecommunication services providers from Western Europe and the United States, incumbent telecommunications services providers, alternative fixed line telecommunications services providers, mobile operators, cable television operators and Internet Service Providers.

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

Comparison of the Three Months Ended June 30, 2008 and Three Months Ended June 30, 2007

The functional currency of our Hungarian subsidiaries is the Hungarian forint, the functional currency of Memorex and Memorex’s subsidiaries is the euro and the functional currency of our other subsidiaries outside Hungary is the applicable local currency. The average U.S. dollar/Hungarian forint exchange rate for the three months ended June 30, 2008 was 158.64, compared to an average U.S. dollar/Hungarian forint exchange rate for the three months ended June 30, 2007 of 184.29. The average euro/U.S. dollar exchange rate for the three months ended June 30, 2008 was 1.56, compared to an average euro/U.S. dollar exchange rate for the three months ended June 30, 2007 of 1.35. When comparing the three months ended June 30, 2008 to the three months ended June 30, 2007, you should note that U.S. dollar reported amounts have been affected by the 16% appreciation of the Hungarian forint against the U.S. dollar and the 14% appreciation of the euro against the U.S. dollar. Certain amounts in functional currency terms have been reported in U.S. dollars using a fixed exchange rate for comparative purposes.

Our results have also been affected by the inclusion of Invitel’s results since April 27, 2007, the date of the Invitel Acquisition; the results of Tele2 Hungary since October 18, 2007, the date of the Tele2 Hungary Acquisition; and the results of Memorex from March 5, 2008, the date of the Memorex Acquisition. Our results for the three months ended June 30, 2007 include the results of Invitel and do not include the results of Tele2 Hungary and Memorex.

Revenue

	Three Months Ended June 30,
(dollars in millions)	2008	2007	% change
Mass Market Voice	$43.7	$25.4	72%
Business	39.1	28.6	37%
Mass Market Internet	14.7	8.4	75%
Wholesale	50.6	30.4	66%

Total Revenue	148.1	92.8	59%

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our revenue in U.S. dollar terms increased by $55.3 million, or 59% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. In functional currency terms, revenue increased by 39%. This increase is attributable to the factors described below.

Mass Market Voice

Our Mass Market Voice revenue for the three months ended June 30, 2008 was $43.7 million compared to $25.4 million for the three months ended June 30, 2007, representing an increase of $18.3 million or 72%. This increase is mainly due to: (i) the addition of Tele2 Hungary; (ii) the fact that for the three months ended June 30, 2008 Invitel’s Mass Market Voice revenue was included for the entire period, compared to the period of the three months ended June 30, 2007, when Invitel’s Mass Market Voice revenue was included for only two months; and (iii) the 16% appreciation of the Hungarian forint against the U.S. dollar during the three months ended June 30, 2008 compared to the prior year.

The number of Mass Market Voice telephone lines within our historical concession areas was approximately 395,000 as of June 30, 2008 compared to 419,000 as of June 30, 2007 and the number of Carrier Selection (“CS”) and Carrier Pre-Selection (“CPS”) customers that represents our customer base outside our historical concession areas was approximately 572,000 as of June 30, 2008 compared to 211,000 as of June 30, 2007.

Business

Our Business revenue for the three months ended June 30, 2008 was $39.1 million compared to $28.6 million for the three months ended June 30, 2007, representing a $10.5 million or 37% increase. This increase was primarily due to: (i) the fact that for the three months ended June 30, 2008 Invitel’s Business revenue was included for the entire period, compared to the period of the three months ended June 30, 2007, when Invitel’s Business revenue was included for only two months; and (ii) the 16% appreciation of the Hungarian forint against the U.S. dollar.

The number of Business voice telephone lines inside our historical concession areas was approximately 48,000 both as of June 30, 2008 and 2007. The number of direct access Business voice telephone lines outside our historical concession areas was approximately 59,000 as of June 30, 2008 compared to 55,000 as of June 30, 2007 and the number of indirect access Business voice telephone lines outside our historical concession areas was approximately 12,000 as of June 30, 2008 compared to approximately 14,000 as of June 30, 2007. In addition, we had approximately 17,000 DSL lines and approximately 14,000 leased lines as of June 30, 2008 compared to approximately 14,000 DSL lines and approximately 13,000 leased lines as of June 30, 2007.

Mass Market Internet

Our Mass Market Internet revenue increased by $6.3 million, or 75% from $8.4 million for the three months ended June 30, 2007 to $14.7 million for the three months ended June 30, 2008. This increase is primarily due to: (i) the fact that for the three months ended June 30, 2008

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Invitel’s Mass Market Internet revenue was included for the entire period, compared to the period of the three months ended June 30, 2007, when Invitel’s Mass Market Internet revenue was included for only two months; and (ii) the 16% appreciation of the Hungarian forint against the U.S. dollar.

As of June 30, 2008 we had approximately 131,000 broadband DSL customers compared to approximately 109,000 broadband DSL customers as of June 30, 2007, which represents a 20% increase.

Wholesale

Our Wholesale revenue increased by $20.2 million, or 66% from $30.4 million for the three months ended June 30, 2007 to $50.6 million for the three months ended June 30, 2008. This increase is primarily attributable to: (i) the fact that for the three months ended June 30, 2008 Invitel’s Wholesale revenue was included for the entire period, compared to the period of the three months ended June 30, 2007, when Invitel’s Wholesale revenue was included for only two months; (ii) the inclusion of Memorex’s Wholesale revenue, which resulted in an additional $14.7 million in Wholesale revenue and (iii) the 16% appreciation of the Hungarian forint against the U.S. dollar.

Cost of Sales

	Three Months Ended June 30,
(dollars in millions)	2008	2007
Segment cost of sales	$41.6	$30.0

Cost of sales, at the segment level, was $41.6 million for the three months ended June 30, 2008 and $30.0 million for the three months ended June 30, 2007, which represents an increase of $11.6 million or 39%. This increase is mainly attributable to: (i) the fact that for the three months ended June 30, 2008 Invitel’s cost of sales was included for the entire period, compared to the period of the three months ended June 30, 2007, when Invitel’s cost of sales was included for only two months; (ii) the inclusion of Memorex’s cost of sales, which resulted in additional cost of sales of $1.8 million and (iii) the 16% appreciation of the Hungarian forint against the U.S. dollar.

The following table presents a reconciliation of segment cost of sales to cost of sales as per our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
(dollars in millions)	2008	2007
Segment cost of sales	$41.6	$30.0
Backbone rental expenses	6.1	4.3
Network operating expenses	6.5	4.0
Direct personnel expenses	5.4	3.4

Total cost of sales	$59.6	$41.7

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Gross Margin

	Three Months Ended June 30,
(dollars in millions)	2008	2007	% change
Mass Market Voice	$34.7	$20.9	66%
Business	29.5	20.6	43%
Mass Market Internet	12.2	7.0	74%
Wholesale	30.0	14.3	110%

Segment Gross Margin	106.4	62.8	69%
Segment Gross Margin %	71.9%	67.7%

Our segment gross margin increased from $62.8 million for the three months ended June 30, 2007 to $106.4 million for the three months ended June 30, 2008, an increase of $43.6 million or 69%. This increase is attributable to the factors described below.

Our segment gross margin percentage increased from 67.7% in the three months ended June 30, 2007 to 71.9% in the three months ended June 30, 2008. This improvement in gross margin percentage is due to the fact that Invitel has a higher gross margin percentage than we had prior to the Invitel Acquisition.

In addition to the segment gross margin, consolidated gross margin includes backbone rental expenses, network operating expenses and direct personnel expenses, which increased as a result of the inclusion of Invitel and Memorex.

Mass Market Voice

Our Mass Market Voice gross margin for the three months ended June 30, 2008 was $34.7 million compared to $20.9 million for the three months ended June 30, 2007, representing an increase of $13.8 million or 66%. This increase is mainly due to: (i) the addition of Tele2 Hungary; (ii) the fact that for the three months ended June 30, 2008 Invitel’s Mass Market Voice gross margin was included for the entire period, compared to the period of the three months ended June 30, 2007, when Invitel’s Mass Market Voice gross margin was included for only two months; and (iii) the 16% appreciation of the Hungarian forint against of the U.S. dollar.

The gross margin for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was also affected by: (i) the decrease in Mass Market Voice revenue inside our historical concession areas; offset by (ii) the increase in Mass Market voice revenue outside our historical concession areas and (iii) the reduction in interconnect charges, which resulted in lower cost of sales for the three months ended June 30, 2008 than in the prior year.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Business

Our Business gross margin for the three months ended June 30, 2008 was $29.5 million compared to $20.6 million for the three months ended June 30, 2007, representing an $8.9 million or 43% increase. The increase was primarily due to: (i) the fact that for the three months ended June 30, 2008 Invitel’s Business gross margin was included for the entire period, compared to the period of the three months ended June 30, 2007, when Invitel’s Business gross margin was included for only two months; and (ii) the 16% appreciation of the Hungarian forint against the U.S. dollar.

Mass Market Internet

Our Mass Market Internet gross margin increased by $5.2 million, or 74% from $7.0 million for the three months ended June 30, 2007 to $12.2 million for the three months ended June 30, 2008. This increase is primarily due to: (i) the fact that for the three months ended June 30, 2008 Invitel’s Mass Market Internet gross margin was included for the entire period, compared to the period of the three months ended June 30, 2007, when Invitel’s Mass Market Internet gross margin was included for only two months; and (ii) the 16% appreciation of the Hungarian forint against the U.S. dollar.

Wholesale

Our Wholesale gross margin increased by $15.7 million, or 110% from $14.3 million for the three months ended June 30, 2007 to $30.0 million for the three months ended June 30, 2008. This increase is primarily attributable to (i) the fact that for the three months ended June 30, 2008 Invitel’s Wholesale gross margin was included for the entire period, compared to the period of the three months ended June 30, 2007, when Invitel’s Wholesale gross margin was included for only two months; (ii) the inclusion of Memorex’s Wholesale gross margin, which resulted in an additional gross margin of $13.0 million; and (iii) the 16% appreciation of the Hungarian forint against the U.S. dollar.

Selling, General and Administrative

	Three Months Ended June 30,
(dollars in millions)	2008	2007
Segment selling, general and administrative	$52.8	$35.4

Our selling, general and administrative expenses at the segment level, increased by $17.4 million from $35.4 million for the three months ended June 30, 2007 to $52.8 million for the three months ended June 30, 2008. This increase is mainly attributable to: (i) the fact that for the three months ended June 30, 2008 Invitel’s selling, general and administrative expenses were included for the entire period, compared to the period of the three months ended June 30, 2007, when Invitel’s selling, general and administrative expenses were included for only two months; (ii) the inclusion of Memorex’s selling, general and administrative expenses, which resulted in an increase of $8.6 million; and (iii) the 16% appreciation of the Hungarian forint against the U.S. dollar.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The following table presents a reconciliation of segment selling, general and administrative expenses to selling, general and administrative expenses as per our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
(dollars in millions)	2008	2007
Segment selling, general and administrative	$52.8	$35.4
Backbone rental expenses	(6.1)	(4.3)
Network operating expenses	(6.5)	(4.0)
Direct personnel expenses	(5.4)	(3.4)

Total selling, general and administrative	$34.8	$23.7

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Depreciation and Amortization

	Three Months Ended June 30,
(dollars in millions)	2008	2007
Depreciation and amortization	$32.3	$18.0

Depreciation and amortization increased by $14.3 million from $18.0 million for the three months ended June 30, 2007 to $32.3 million for the three months ended June 30, 2008. This increase is mainly due to: (i) the fact that for the three months ended June 30, 2008 Invitel’s depreciation and amortization expense was included for the entire period, compared to the period of the three months ended June 30, 2007, when Invitel’s depreciation and amortization expense was included for only two months; (ii) the inclusion of Memorex’s depreciation and amortization charges, which resulted in additional depreciation and amortization expense of $5.3 million; and (iii) the 16% appreciation of the Hungarian forint against the U.S. dollar.

Income from Operations

	Three Months Ended June 30,
(dollars in millions)	2008	2007
Income from operations	$21.4	$9.5

As a result of the factors described above our income from operations increased by $11.9 million from $9.5 million for the three months ended June 30, 2007 to $21.4 million for the three months ended June 30, 2008.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Foreign Exchange Gains / (Losses), Net

	Three Months Ended June 30,
(dollars in millions)	2008	2007
Foreign exchange gains (losses), net	$47.3	$3.5

Our foreign exchange gains of $47.3 million for the three months ended June 30, 2008 resulted primarily from unrealized gains relating to the revaluation of our euro denominated debt at period end as a result of the strengthening of the Hungarian forint against the euro during the three months ended June 30, 2008 compared to our foreign exchange gains of $3.5 million for the three months ended June 30, 2007 resulted primarily from unrealized gains relating to the revaluation of our euro denominated debt at period end as a result of the strengthening of the Hungarian forint against the euro during the three months ended June 30,2007. The increase in our foreign exchange gains is due to the increase in our debt and the significant strengthening of the Hungarian forint against the euro during the three months ended June 30, 2008 compared to 2007.

Interest Expense

	Three Months Ended June 30,
(dollars in millions)	2008	2007
Interest expense	$30.3	$14.4

Interest expense increased by $15.9 million from $14.4 million for the three months ended June 30, 2007 to $30.3 million for the three months ended June 30, 2008. This increase is mainly due to: (i) the inclusion of the interest expense attributable to our assumed debt from the Invitel Acquisition for the three months ended June 30, 2008, which resulted in an additional $16.3 million of interest expense; (ii) the additional interest expense of $6.1 million as a result of the issuance of the 2007 Notes in connection with the Invitel Acquisition; (iii) interest expense on the Bridge Loans of $4.5 million relating to the Memorex Acquisition; and (iv) the 16% appreciation of the Hungarian forint against the U.S. dollar.

Interest Income

	Three Months Ended June 30,
(dollars in millions)	2008	2007
Interest income	$0.4	$0.2

Our interest income was $0.4 million for the three months ended June 30, 2008 and $0.2 million for the three months ended June 30, 2007. Interest income was realized on our cash balance during these periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Gains / (Losses) from Fair Value Changes of Derivative Financial Instruments

	Three Months Ended June 30,
(dollars in millions)	2008	2007
Gains / (losses) from fair value changes of derivative financial instruments	$(66.7)	$(21.8)

The $66.7 million loss on the fair value changes of derivative financial instruments for the three months ended June 30, 2008 and the $21.8 million loss on the fair value changes of derivative financial instruments for the three months ended June 30, 2007 is primarily due to the changes in the unrealized fair value of the hedges entered into in connection with the debt assumed as part of the Invitel Acquisition. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk”.

Income Tax Benefit / (Expense)

	Three Months Ended June 30,
(dollars in millions)	2008	2007
Corporate tax	0.1	1.0
Local business tax	(2.1)	(2.0)

Current tax benefit / (expense)	(2.0)	(1.0)
Deferred tax benefit / (expense)	3.4	10.8

Total income tax benefit / (expense)	$1.4	$9.8

Our income tax changed from a benefit of $9.8 million for the three months ended June 30, 2007 to a benefit of $1.4 million for the three months ended June 30, 2008, primarily due to the reduction in pretax profit and continued reserve on our tax losses in the United States and Netherlands.

Net Income / (Loss) Attributable to Common Stockholders

	Three Months Ended June 30,
(dollars in millions)	2008	2007
Net income / (loss) attributable to common stockholders	$(27.8)	$(16.2)

As a result of the factors discussed above, we recorded a net loss attributable to common stockholders of $27.8 million, or $1.69 per basic share and $1.69 per share on a diluted basis, for the three months ended June 30, 2008 compared to a net loss attributable to common stockholders of $16.2 million, or $1.00 per basic share and $1.00 per share on a diluted basis, for the three months ended June 30, 2007.

Comparison of the Six Months Ended June 30, 2008 and Six Months Ended June 30, 2007

The functional currency of our Hungarian subsidiaries is the Hungarian forint, the functional currency of Memorex and Memorex’s subsidiaries is the euro and the functional

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

currency of our other subsidiaries outside Hungary is the applicable local currency. The average U.S. dollar/Hungarian forint exchange rate for the six months ended June 30, 2008 was 165.99, compared to an average U.S. dollar/Hungarian forint exchange rate for the six months ended June 30, 2007 of 188.53. The average euro/U.S. dollar exchange rate for the six months ended June 30, 2008 was 1.53, compared to an average euro/U.S. dollar exchange rate for the six months ended June 30, 2007 of 1.33. When comparing the six months ended June 30, 2008 to the six months ended June 30, 2007, you should note that U.S. dollar reported amounts have been affected by the 14% appreciation of the Hungarian forint against the U.S. dollar and the 13% appreciation of the euro against the U.S. dollar. Certain amounts in functional currency terms have been reported in U.S. dollars using a fixed exchange rate for comparative purposes.

Our results have also been affected by the inclusion of Invitel’s results since April 27, 2007, the date of the Invitel Acquisition; the results of Tele2 Hungary since October 18, 2007, the date of the Tele2 Hungary Acquisition; and the results of Memorex from March 5, 2008, the date of the Memorex Acquisition. Our results for the six months ended June 30, 2007 include the results of Invitel for two months and do not include the results of Tele2 Hungary and Memorex.

Revenue

	Six Months Ended June 30,
(dollars in millions)	2008	2007	% change
Mass Market Voice	$85.6	$34.3	150%
Business	76.3	43.3	76%
Mass Market Internet	28.2	9.5	197%
Wholesale	89.4	54.9	63%

Total Revenue	279.5	142.0	97%

Our revenue in U.S. dollar terms increased by $137.5 million, or 97% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. In functional currency terms, revenue increased by 73%. This increase is attributable to the factors described below.

Mass Market Voice

Our Mass Market Voice revenue for the six months ended June 30, 2008 was $85.6 million compared to $34.3 million for the six months ended June 30, 2007, representing an increase of $51.3 million or 150%. This increase is mainly due to: (i) the addition of Tele2 Hungary; (ii) the fact that for the six months ended June 30, 2008 Invitel’s Mass Market Voice revenue was included for the entire period, compared to the period of the six months ended June 30, 2007, when Invitel’s Mass Market Voice revenue was included for only two months; and (iii) the 14% appreciation of the Hungarian forint against the U.S. dollar compared to the prior year.

The number of Mass Market Voice telephone lines within our historical concession areas was approximately 395,000 as of June 30, 2008 compared to 419,000 as of June 30, 2007 and the number of Carrier Selection (“CS”) and Carrier Pre-Selection (“CPS”) customers that represents our customer base outside our historical concession areas was approximately 572,000 as of June 30, 2008 compared to 211,000 as of June 30, 2007.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Business

Our Business revenue for the six months ended June 30, 2008 was $76.3 million compared to $43.3 million for the six months ended June 30, 2007, representing a $33.0 million or 76% increase. The increase was primarily due to (i) the fact that for the six months ended June 30, 2008 Invitel’s Business revenue was included for the entire period, compared to the period of the six months ended June 30, 2007, when Invitel’s Business revenue was included for only two months; and (ii) the 14% appreciation of the Hungarian forint against the U.S. dollar.

The number of Business voice telephone lines inside our historical concession areas was approximately 48,000 both as of June 30, 2008 and 2007. The number of direct access Business voice telephone lines outside our historical concession areas was approximately 59,000 as of June 30, 2008 compared to 55,000 as of June 30, 2007 and the number of indirect access Business voice telephone lines outside our historical concession areas was approximately 12,000 as of June 30, 2008 compared to approximately 14,000 as of June 30, 2007. In addition, we had approximately 17,000 DSL lines and approximately 14,000 leased lines as of June 30, 2008 compared to approximately 14,000 DSL lines and approximately 13,000 leased lines as of June 30, 2007.

Mass Market Internet

Our Mass Market Internet revenue increased by $18.7 million from $9.5 million for the six months ended June 30, 2007 to $28.2 million for the six months ended June 30, 2008. This increase is primarily due to: (i) the fact that for the six months ended June 30, 2008 Invitel’s Mass Market Internet revenue was included for the entire period, compared to the period of the six months ended June 30, 2007, when Invitel’s Mass Market Internet revenue was included for only two months; and (ii) the 14% appreciation of the Hungarian forint against the U.S. dollar.

As of June 30, 2008 we had approximately 131,000 broadband DSL customers compared to approximately 109,000 broadband DSL customers as of June 30, 2007, which represents a 20% increase.

Wholesale

Our Wholesale revenue increased by $34.5 million, or 63% from $54.9 million for the six months ended June 30, 2007 to $89.4 million for the six months ended June 30, 2008. This increase is primarily attributable to: (i) the fact that for the six months ended June 30, 2008 Invitel’s Wholesale revenue was included for the entire period, compared to the period of the six months ended June 30, 2007, when Invitel’s Wholesale revenue was included for only two months; (ii) the inclusion of Memorex’s Wholesale revenue, which resulted in an additional $19.7 million in revenue and (iii) the 14% appreciation of the Hungarian forint against the U.S. dollar.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Cost of Sales

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Segment cost of sales	$81.8	$48.7

Cost of sales, at the segment level, totaled $81.8 million for the six months ended June 30, 2008 and $48.7 million for the six months ended June 30, 2007, representing an increase of $33.1 million or 68%. This increase is mainly attributable to: (i) the fact that for the six months ended June 30, 2008 Invitel’s cost of sales was included for the entire period, compared to the period of the six months ended June 30, 2007, when Invitel’s cost of sales was included for only two months; (ii) the inclusion of Memorex’s cost of sales, which resulted in additional cost of sales of $2.5 million and (iii) the 14% appreciation of the Hungarian forint against the U.S. dollar.

The following table presents a reconciliation of segment cost of sales to cost of sales as per our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Segment cost of sales	$81.8	$48.7
Backbone rental expenses	10.8	7.2
Network operating expenses	12.5	5.6
Direct personnel expenses	10.1	5.4

Total cost of sales	$115.2	$66.9

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Gross Margin

	Six Months Ended June 30,
(dollars in millions)	2008	2007	% change
Mass Market Voice	$67.5	$27.9	142%
Business	58.1	30.7	89%
Mass Market Internet	23.3	8.0	191%
Wholesale	48.8	26.7	83%

Segment Gross Margin	197.7	93.3	112%
Segment Gross Margin %	70.7%	65.8%

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our segment gross margin changed from $93.3 million for the six months ended June 30, 2007 to $197.7 million for the six months ended June 30, 2008, representing an increase of $104.4 million or 112%. This increase is attributable to the factors described below.

Our segment gross margin percentage increased from 65.8% in the three months ended June 30, 2007 to 70.7% in the three months ended June 30, 2008. This improvement in gross margin percentage is due to the fact that Invitel has a higher gross margin percentage than we had prior to the Invitel Acquisition.

In addition to the segment gross margin, consolidated gross margin includes backbone rental expenses, network operating expenses and direct personnel expenses, which increased as a result of the inclusion of Invitel and Memorex.

Mass Market Voice

Our Mass Market Voice gross margin for the six months ended June 30, 2008 was $67.5 million compared to $27.9 million for the six months ended June 30, 2007, representing an increase of $39.6 million or 142%. This increase is mainly due to (i) the addition of Tele2 Hungary; (ii) the fact that for the six months ended June 30, 2008 Invitel’s Mass Market Voice gross margin was included for the entire period, compared to the period of the six months ended June 30, 2007, when Invitel’s Mass Market Voice gross margin was included for only two months; and (iii) the 14% appreciation of the Hungarian forint against of the U.S. dollar.

The gross margin for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was also impacted by: (i) the decrease in Mass Market Voice revenue inside our historical concession areas; offset by (ii) the increase in Mass Market voice revenue outside our historical concession areas and (iii) the reduction in interconnect charges, which resulted in lower cost of sales for the six months ended June 30, 2008 than in the prior year.

Business

Our Business gross margin for the six months ended June 30, 2008 was $58.1 million compared to $30.7 million for the six months ended June 30, 2007, representing a $27.4 million or 89% increase. The increase was primarily due to (i) the fact that for the six months ended June 30, 2008 Invitel’s Business gross margin was included for the entire period, compared to the period of the six months ended June 30, 2007, when Invitel’s Business gross margin was included for only two months; and (ii) the 14% appreciation of the Hungarian forint against the U.S. dollar.

Mass Market Internet

Our Mass Market Internet gross margin increased by $15.3 million from $8.0 million for the six months ended June 30, 2007 to $23.3 million for the six months ended June 30, 2008. This increase is primarily due to: (i) the fact that for the six months ended June 30, 2008 Invitel’s Mass Market Internet gross margin was included for the entire period, compared to the period of the six months ended June 30, 2007, when Invitel’s Mass Market Internet gross margin was included for only two months; and (ii) the 14% appreciation of the Hungarian forint against the U.S. dollar.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Wholesale

Our Wholesale gross margin increased by $22.1 million or 83% from $26.7 million for the Six Months Ended June 30, 2007 to $48.8 million for the Six Months Ended June 30, 2008. This increase is primarily attributable to (i) the fact that for the six months ended June 30, 2008 Invitel’s Wholesale gross margin was included for the entire period, compared to the period of the six months ended June 30, 2007, when Invitel’s Wholesale gross margin was included for only two months; (ii) the inclusion of Memorex’s Wholesale gross margin, which resulted in an additional gross margin of $17.2 million; and (iii) the 14% appreciation of the Hungarian forint against the U.S. dollar.

Selling, General and Administrative

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Segment selling, general and administrative	$94.9	$51.8

Our selling, general and administrative expenses at the segment level, increased by $43.1 million from $51.8 million for the six months ended June 30, 2007 to $94.9 million for the six months ended June 30, 2008. This increase is mainly attributable to: (i) the fact that for the six months ended June 30, 2008 Invitel’s selling, general and administrative expenses were included for the entire period, compared to the period of the six months ended June 30, 2007, when Invitel’s selling, general and administrative expenses were included for only two months; (ii) the inclusion of four months of Memorex’s selling, general and administrative expenses which resulted in an increase of $14.2 million; and (iii) the 14% appreciation of the Hungarian forint against the U.S. dollar.

The following table presents a reconciliation of segment selling, general and administrative expenses to selling, general and administrative expenses as per our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Segment selling, general and administrative	$94.9	$51.8
Backbone rental expenses	(10.8)	(7.2)
Network operating expenses	(12.5)	(5.6)
Direct personnel expenses	(10.1)	(5.4)

Total selling, general and administrative	$61.5	$33.6

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Depreciation and Amortization

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Depreciation and amortization	$58.9	$25.4

Depreciation and amortization increased by $33.5 million from $25.4 million for the six months ended June 30, 2007 to $58.9 million for the six months ended June 30, 2008. This increase is mainly due to: (i) the fact that for the six months ended June 30, 2008 Invitel’s depreciation and amortization expense was included for the entire period, compared to the period of the six months ended June 30, 2007, when Invitel’s depreciation and amortization expense was included for only two months; (ii) the inclusion of four months of Memorex’s depreciation and amortization expense, which resulted in additional depreciation and amortization expense of $6.6 million; and (iii) the 14% appreciation of the Hungarian forint against the U.S. dollar.

Income from Operations

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Income from operations	$43.9	$16.2

As a result of the factors described above, income from operations increased by $27.7 million from $16.2 million for the six months ended June 30, 2007 to $43.9 million for the six months ended June 30, 2008.

Foreign Exchange Gains / (Losses), Net

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Foreign exchange gains (losses), net	$34.1	$6.5

Our foreign exchange gains of $34.1 million for the six months ended June 30, 2008 resulted primarily from unrealized gains due to the revaluation of our euro denominated debt at period end as a result of the strengthening of the Hungarian forint against the euro during the six months ended June 30, 2008.

Our foreign exchange gains of $6.5 million for the six months ended June 30, 2007 resulted primarily from the strengthening of the Hungarian forint against the euro on our euro denominated debt outstanding during the period.

Interest Expense

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Interest expense	$57.9	$18.2

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our interest expense increased by $39.7 million from $18.2 million for the six months ended June 30, 2007 to $57.9 million for the six months ended June 30, 2008. This increase is mainly due to: (i) the inclusion of the interest expense attributable to our assumed debt from the Invitel Acquisition for the six months ended June 30, 2008, which resulted in an additional $31.7 million of interest expense; (ii) the additional interest expense of $11.7 million as a result of the issuance of the 2007 Notes in connection with the Invitel Acquisition; (iii) interest expense on the Bridge Loan of $5.8 million relating to the Memorex Acquisition; and (iv) the 14% appreciation of the Hungarian forint against the U.S. dollar.

Interest Income

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Interest income	$0.8	$0.5

Our interest income was $0.8 million for the six months ended June 30, 2008 and $0.5 million for the six months ended June 30, 2007. Interest income was realized on our cash balance during these periods.

Gains / (Losses) from Fair Value Changes of Derivative Financial Instruments

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Gains / (losses) from fair value changes of derivative financial instruments	$(37.6)	$(65.9)

The $37.6 million loss and the $65.9 million loss on the fair value changes of derivative financial instruments for the six months ended June 30, 2008 and 2007, respectively, is primarily the result of the changes in the unrealized fair value of the hedges entered into in connection with the debt assumed as part of the Invitel Acquisition. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk”.

Gains / (Losses) from Fair Value Change of Warrants

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Gains / (losses) from fair value change of warrants	$—	$(15.1)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

Income Tax Benefit / (Expense)

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Corporate tax	0.2	(0.1)
Local business tax	(4.0)	(3.4)

Current tax benefit / (expense)	(3.8)	(3.5)
Deferred tax benefit / (expense)	(1.3)	11.5

Total income tax benefit / (expense)	$(5.1)	$8.0

Our income tax changed from a benefit of $8.0 million for the six months ended June 30, 2007 to an expense of $5.1 million for the six months ended June 30, 2008, primarily due to our deferred tax expense as a result of reserving our tax losses in the United States and Netherlands.

Net Income / (Loss) Attributable to Common Stockholders

	Six Months Ended June 30,
(dollars in millions)	2008	2007
Net income / (loss) attributable to common stockholders	$(23.8)	$(70.8)

As a result of the factors discussed above, we recorded a net loss attributable to common stockholders of $23.8 million or $1.45 per basic share and $1.45 per share on a diluted basis, for the Six Months Ended June 30, 2008 compared to a net loss attributable to common stockholders of $70.8 million, or $4.87 per basic share and $4.87 per share on a diluted basis, for the six months ended June 30, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities totalled $55.6 million for the six months ended June 30, 2008, compared to $39.7 million for the six months ended June 30, 2007. This increase is mainly due to additional cash generated due to the Invitel Acquisition and the Memorex Acquisition.

Net cash used in investing activities was $114.6 million for the six months ended June 30, 2008, and includes the acquisition of Memorex in the amount of $49.3 million, capital expenditure of $52.9 million and the settlement of derivative financial instruments of $12.9 million. Net cash used in investing activities of $126.3 million for the six months ended June 30,

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

2007, which includes the acquisition of Invitel in the amount of $107.5 million, capital expenditures of $17.8 million and the settlement of derivative financial instruments of $2.2 million.

Financing activities provided net cash of $65.7 million for the six months ended June 30, 2008 compared to $111.7 million for the six months ended June 30, 2007. Cash flows from financing activities for the six months ended June 30, 2008 mainly resulted from the draw down of the Bridge Loan relating to the Memorex Acquisition in the amount of $151.8 million and the draw down of $14.7 million from our Amended Facilities Agreement offset by the repayment of Memorex’s debt of $90.6 million, payment under capital lease obligations of $2.8 million and refinancing costs of $7.5 million.

We have historically funded our capital requirements primarily through a combination of debt, equity and vendor financing. For a description of our financing arrangements and current debt structure, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

Our major contractual cash obligations as of June 30, 2008 (at June 30, 2008 exchange rates) are as follows:

Cash Payments Due by Period

($ in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt (1)	$1,615,466	$151,228	$236,363	$1,039,266	$188,609
Interest Rate Swap Agreements	68,392	28,041	40,352	—	—
Lease Commitments to Telecommunication Providers	137,109	12,174	23,349	22,314	79,273
Other Operating Leases	19,120	6,020	10,453	2,595	52
Capital Leases	18,145	8,661	9,394	91	—

Total	$1,858,232	$206,124	$319,911	$1,064,266	$267,934

(1)	Long-term debt includes interest payment obligations calculated by rates of interest for the respective debt arrangements as follows: 9.0% for the HUF tranche of the Amended Facilities Agreement, 6.0% for the EUR tranche of the Amended Facilities Agreement, 7.5% for the 2007 Notes, 12.75% for the 2006 PIK Notes, 10.75% for the 2004 Notes and 11.5% for the Bridge Loans.

We believe that cash provided by our operating activities and our financing activities will provide adequate resources to satisfy our working capital requirements, scheduled principal and interest payments on debt and anticipated capital expenditure requirements.

We intend to either refinance our Bridge Loan or, if we choose not to or the market conditions make a refinancing prohibitive, convert the Bridge Loan to term loans maturing in 2016, which conversion right is permitted, subject to certain conditions, pursuant to the Bridge Loan Agreement. Our 2004 Notes mature in 2012 and our 2006 PIK Notes and 2007 Notes mature in 2013. We will continue to evaluate our capital structure and the capital markets in the future in making our capital financing decisions.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Inflation and Foreign Currency

During the six months ended June 30, 2008, the Hungarian forint appreciated both against the euro and the U.S. dollar compared to the same period in 2007.

Overall, this resulted in a net foreign exchange gain of $34.1 million for the six months ended June 30, 2008 compared to a net foreign exchange gain of $6.5 million for the six months ended June 30, 2007.

Approximately 78% of our total revenue is denominated in Hungarian forint and our operating and other expenses, including capital expenditures, are predominantly in Hungarian forint but also in U.S. dollars and euros. In addition, certain items in the balance sheet accounts are denominated in currencies other than the functional currencies of the operating subsidiaries. Accordingly, when such accounts are translated into the functional currency, we are subject to foreign exchange gains and losses which are reflected as a component of earnings. When the subsidiaries financial statements are translated into U.S. dollars for financial reporting purposes, we are subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The following table presents unaudited summarized pro-forma consolidated financial information of Matel, on a pro-forma basis, as though the combination of Invitel, Euroweb Romania, Invitel Technocom, Tele2 Hungary and Memorex had occurred at the beginning of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2008 Pro-forma	2007 Pro-forma	2008 Pro-forma	2007 Pro-forma
	(in thousands)
Revenue	$148,060	$135,043	$289,716	$270,236
Adjusted EBITDA (1)	65,717	50,251	124,568	99,763
Net income (loss)	(20,674)	(14,740)	(14,329)	(67,892)
Depreciation and amortization	(32,246)	(35,271)	(61,273)	(57,387)
Net interest expense (2)	(18,465)	(18,080)	(38,116)	(35,503)
Capital expenditure (3)			60,015	56,421
Net cash flow provided by (used in) operating activities *			55,632	38,187

			June 30, 2008	December 31, 2007
			(in thousands)
Cash and cash equivalents			$31,185	$53,057
Third party debt (4)			885,282	820,077
Net third party debt (5)			854,097	767,020
Total liabilities			1,205,630	1,075,523

(*)	Consolidated net cash flow provided by operating activities as per our cash flow statement for the six months ended June 30, 2008.

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

The pro-forma financial information in Note 3 of Notes to the Condensed Consolidated Financial Statements differs from the pro-forma financial information presented above because the pro-forma financial information in Note 3 is prepared for HTCC, the parent company, while the pro-forma financial information presented here is for Matel, a subsidiary of HTCC.

The unaudited pro-forma consolidated financial information for the three and six months ended June 30, 2008 included in the above table was calculated by using a U.S. dollar/Hungarian forint exchange rate of 158.64 and 165.99, respectively, which was the average exchange rate for the three and six months ended June 30, 2008. The unaudited pro-forma consolidated financial information for the three and six months ended June 30, 2007 included in the above table was calculated by using a U.S. dollar/Hungarian forint exchange rate of 184.29 and 188.53, respectively, which was the average exchange rate for the three and six months ended June 30, 2007.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

(1)	We define EBITDA as net profit/(loss) plus income taxes, net financial expenses and depreciation and amortization. Adjusted EBITDA is EBITDA plus the cost of restructuring, due diligence expenses, non-cash share-based compensation and other non-recurring items. Other companies in our industry may calculate Adjusted EBITDA in a different manner. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to net gain or to cash flow from operating, investing or financing activities, as a measure of liquidity or an indicator of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. In addition, Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments.

Adjusted EBITDA is reconciled to net income as follows:

	Three months ended June 30,		Six months ended June 30,
	2008 Pro-forma	2007 Pro-Forma	2008 Pro-forma	2007 Pro-Forma
	(in thousands)
Adjusted EBITDA	$65,717	$50,251	$124,568	$99,763
Cost of restructuring and integration	(6,053)	(6,929)	(11,842)	(7,428)
Due diligence expenses	(647)	(65)	(1,297)	(213)
SEC related expenses	(912)	(522)	(610)	(1,020)
Provision for unused vacation	(615)	(1,553)	(1,235)	(1,590)
One-off provision for bad debts	23	(1,934)	(394)	(1,960)
Turkey start-up expenses	(741)	(1,082)	(1,894)	(1,357)
Other	(1,375)	(583)	(1,662)	(2,002)

EBITDA	$55,396	$37,583	$105,634	$84,193
Income taxes	1,729	14,118	(4,475)	10,439
Minority interest	2	3	(3)	2
Financing expenses, net	(26,429)	(17,030)	(48,964)	(37,632)
Foreign exchange gains (losses), net	47,546	6,876	32,338	12,547
Gains (losses) on derivatives	(66,672)	(21,019)	(37,586)	(64,979)
Gains (losses) on warrants	—	—	—	(15,075)
Depreciation and amortization	(32,246)	(35,271)	(61,273)	(57,387)

Net income (loss)	$(20,674)	$(14,740)	$(14,329)	$(67,892)

(2)	Net interest expense equals interest expense (excluding interest on subordinated shareholder loans) less interest income. The pro-forma adjustment to net interest expense is the additional net interest expense due to the Invitel Acquisition and the Memorex Acquisition.
(3)	Capital expenditure represents acquisition of telecommunications network equipment and other intangibles from our cash-flow statement.
(4)	Third party debt excludes related party subordinated loans, liabilities from capital lease obligations and liabilities relating to derivative financial instruments.
(5)	Net third party debt equals third party debt less cash and cash equivalents.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. In February 2008 the FASB issued a Staff Position that delays the effective date of SFAS 157. Delayed application of SFAS 157 is permitted for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 has not had a material effect on our financial position or results of operations.

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes disclosure requirements for derivative instruments and hedging activities. The Statement requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. We are currently assessing the impact of SFAS 161.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Foreign Currency Exchange Rate Risks

We are exposed to various types of risk in the normal course of our business, including the risk from foreign currency exchange rate fluctuations. Our operations, including approximately 78% of our gross revenue and approximately 82% of our operating expenses, are Hungarian forint based. Therefore, we are subject to currency exchange rate risk with respect to our non-Hungarian forint denominated expenses, primarily euros and U.S. dollars, due to the variability between the Hungarian forint and the euro and U.S. dollar. Due to our limited exposure with respect to non-Hungarian forint denominated expenses, we have not entered into any agreements to manage our foreign currency risks related to such expenses but we continue to monitor the currency exchange rate risk related to such expenses.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

We are also exposed to exchange rate risk since the majority of our debt obligations are in euros. If the Hungarian forint weakens in the currency exchange markets versus the euro, we would have to generate more revenue in Hungarian forint to settle such debt obligations. The Hungarian forint/euro exchange rate changed from 253.35 as of December 31, 2007 to 237.03 as of June 30, 2008, an approximate 7% appreciation in the value of the Hungarian forint versus the euro. Given our euro-denominated debt obligations, exchange rate fluctuations can have a significant impact on our financial statements in connection with foreign exchange gains/losses and the resulting debt balances. The sensitivity of our future cash-flows to foreign exchange rate changes related to our debt service, including all hedging in place, is detailed in the table under the section “Derivative Financial Instruments”.

Interest Rate Risks

We are exposed to interest rate risks because our outstanding euro denominated debt and Hungarian forint denominated debt obligations primarily accrue interest at variable rates tied to market interest rates. The interest rates on the euro and Hungarian forint denominated obligations are based on EURIBOR and BUBOR, respectively. We evaluate market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates. The sensitivity of our future cash-flows to interest rate changes related to our debt service, including all hedging in place, is detailed in the table under the section “Derivative Financial Instruments”.

Derivative Financial Instruments

During 2007, in order to reduce our exposure to foreign currency exchange rate risk and interest rate changes, we implemented a major hedging program as part of which we hedged the interest rate and foreign currency exchange rate risks on a substantial portion of our debt. The following table summarizes the notional amounts and respective fair values of our financial instruments, which mature at varying dates, as of June 30, 2008:

Asset / (Liability)	Notional Amount	Fair Market Value	Fair Value Change
	(in thousands)
Cross currency interest rate swaps	$650,906	$(68,472)	$(30,818)
FX forward contracts	—	—	(22)
Interest rate swaps	23,178	80	926

Total	$674,084	$(68,392)	$(29,914)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimated fair values represent the estimated amounts that we would pay or receive to terminate the contracts as of June 30, 2008. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Sensitivity Analysis

The following table shows the sensitivity of our debt instruments and the related hedge transactions to foreign currency exchange rate and interest rate changes as of June 30, 2008:

	1% p.a. increase in interest rates			10% p.a. increase in HUF/EUR rate
Instrument	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact
	(in thousands)
Amended Facilities Agreement HUF tranche (1)	$(188)	$206	$18	$—	$—	$—
Amended Facilities Agreement EUR tranche (1)	(931)	1,020	89	(4,220)	4,190	(30)
2007 Notes	(3,165)	3,112	(53)	(2,460)	2,460	—
2004 Notes	(2,247)	2,247	—	(2,420)	2,420	—
2006 PIK Notes (2)	(2,547)	—	(2,547)	(4,170)	—	(4,170)

Total	$(9,078)	$6,585	$(2,493)	$(13,270)	$9,070	$(4,200)

(1)	Calculation based on actual outstanding notional amounts per repayment/hedging schedule
(2)	The issuer can select the interest to be paid in cash or in kind (i.e. issue of new bonds)

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

There were no changes in our control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.	Legal Proceedings

As reported in our 2007 Annual Report on Form 10-K, several Hungarian municipalities initiated court proceedings against us in the Metropolitan Court of Budapest seeking payment in connection with an ambiguous provision in some of our concession contracts regarding the payment of local municipal taxes. On May 15, 2008, the Metropolitan Court ruled on our behalf and denied the claims of the municipalities. The municipalities have appealed this ruling and the first hearing is scheduled for October 2008.

Item 1A.	Risk Factors

In our report on Form 10-K for 2007, we disclosed certain risk factors contingent on the closing of the Memorex Acquisition. On March 5, 2008, we completed the Memorex Acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	In 1999 we issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. At the end of the second quarter 2008, the preferred shares were held by TDC A/S. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of June 30, 2008, the total arrearage on the Preferred Shares was $908,000.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Stockholders was held on May 23, 2008.

(b)	Not Applicable.

(c)	First Matter Voted on at our Annual Meeting of Stockholders:

Election of Directors

	Votes Cast For	Votes Withheld
Ole Steen Andersen	14,731,518	23,104
Robert R. Dogonowski	14,605,853	148,769
Jesper Theill Eriksen	14,605,853	148,769
Peter Feiner	14,738,739	15,883
Jens Due Olsen	14,738,739	15,883
Carsten Dyrup Revsbech	14,605,853	148,769
Henrik Scheinemann	14,605,853	148,769

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Second Matter Voted on at our Annual Meeting of Stockholders:

Ratification of the appointment of PricewaterhouseCoopers Kft. as auditors of the Registrant for the fiscal year ending December 31, 2008.

For	Against	Abstain
14,736,279	3,881	14,462

(d)	Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

August 8, 2008	By:	/s/ Martin Lea
Martin Lea
President and Chief Executive Officer

August 8, 2008	By:	/s/ Robert Bowker
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