Form 10-Q
period 2008-09-30
HUNGARIAN TELEPHONE & CABLE CORP
filed 2008-11-10
CIK 889949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated Filer ☐	Accelerated filer ☒

Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date:

Common Stock, $.001 par value	16,425,733 Shares
(Class)	(Outstanding as of November 7, 2008)

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

Assets

	September 30, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$24,599	$20,897
Accounts receivable, net of allowance of $24,262 in 2008 and $17,633 in 2007	94,906	85,684
Derivative financial instruments	977	977
Prepaid expenses and accrued income	16,269	5,049
Other current assets	7,710	6,228

Total current assets	144,461	118,835

Property, plant and equipment, net of depreciation of $273,875 in 2008 and $216,090 in 2007	819,568	691,485

Goodwill, net	81,938	81,534
Intangibles assets, net of amortization of $52,060 in 2008 and $35,310 in 2007	278,916	200,948
Deferred costs	14,951	14,828
Derivative financial instruments	1,906	2,076
Other non-current assets	1,647	485

Total assets	$1,343,387	$1,110,191

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

Liabilities and Stockholders’ Equity

	September 30, 2008	December 31, 2007
	(unaudited)
Current liabilities:
Current installments of long-term debt	$68,723	$37,114
Current obligations under capital leases	7,883	430
Accounts payable	64,369	58,797
Accrued expenses and deferred income	68,328	70,169
Derivative financial instruments	44,895	22,138
Other current liabilities	29,936	11,205

Total current liabilities	284,134	199,853

Long-term debt, excluding current installments	947,027	812,865
Long-term obligations under capital leases, excluding current portion	6,651	13
Derivative financial instruments	2,953	17,381
Deferred tax liabilities	16,905	19,642
Deferred income	51,506	17,265
Other non-current liabilities	23,460	7,020

Total liabilities	1,332,636	1,074,039

Commitments and contingencies	—	—

Minority interest	9	8

Redeemable equity securities	15,049	15,049

Stockholders’ equity (deficit):
Cumulative convertible preferred stock, $.01 par value; $70.00 liquidation value. Authorized 200,000 shares; issued and outstanding 30,000 shares in 2008 and 2007	—	—
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 15,487,183 shares in 2008 and 15,471,950 shares in 2007	15	15
Additional paid-in capital	193,013	193,013
Accumulated deficit	(232,238)	(188,298)
Accumulated other comprehensive income	34,903	16,365

Total stockholders’ equity (deficit)	(4,307)	21,095

Total liabilities and stockholders’ equity (deficit)	$1,343,387	$1,110,191

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Month Periods Ended September 30, 2008 and 2007

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$153,083	$116,139	$432,605	$258,127
Cost of Sales (exclusive of depreciation shown below)	61,846	57,455	177,038	124,309

Gross margin	91,237	58,684	255,567	133,818

Operating expenses
Selling, general and administrative	28,652	19,044	90,135	52,600
Depreciation and amortization	34,085	26,334	93,018	51,757

Total operating expenses	62,737	45,378	183,153	104,357
Income from operations	28,500	13,306	72,414	29,461

Other income (expenses)
Foreign exchange gains (losses), net	(11,400)	(8,187)	22,722	(1,688)
Interest expense	(29,785)	(19,170)	(87,733)	(37,323)
Interest income	661	471	1,493	953
Gains (losses) on derivative financial instruments	6,348	6,573	(31,238)	(59,327)
Gains (losses) from fair value changes of warrants	—	—	—	(15,075)
Loss on extinguishment of debt	—	—	—	(2,918)
Other, net	33	(16)	(1,967)	70

Income (loss) before income taxes	(5,643)	(7,023)	(24,309)	(85,847)

Income tax benefit (expense)
Current	(15,602)	(2,354)	(19,423)	(5,868)
Deferred	1,147	(1,783)	(129)	9,758

Total income tax benefit (expense)	(14,455)	(4,137)	(19,552)	3,890

Net income (loss) before minority interest	$(20,098)	$(11,160)	$(43,861)	$(81,957)

Minority interest	2	(1)	(1)	6

Net income (loss) after minority interest	$(20,096)	$(11,161)	$(43,862)	$(81,951)

Cumulative convertible preferred stock dividends	(26)	(21)	(78)	(72)

Net income (loss) attributable to common stockholders	(20,122)	(11,182)	(43,940)	(82,023)

Foreign currency translation adjustment	(8,465)	4,142	18,538	6,699

Total comprehensive income (loss)	(28,587)	(7,040)	(25,402)	(75,324)

Net income (loss) per common share:
Basic	$(1.23)	$(0.68)	$(2.68)	$(5.40)

Diluted	$(1.23)	$(0.68)	$(2.68)	$(5.40)

Weighted average number of common shares outstanding:
Basic	16,425,733	16,418,244	16,421,268	15,187,502

Diluted	16,425,733	16,418,244	16,421,268	15,187,502

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(unaudited)

	Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2007	15,471,950	$15	—	$193,013	$(188,298)	$16,365	$21,095

Net settlement of stock option exercise	9,233	—	—	—	—	—	—

Issue of shares to directors	6,000	—	—	—	—	—	—

Cumulative convertible preferred stock dividends	—	—	—	—	(78)	—	(78)

Net income (loss) after minority interest	—	—	—	—	(43,862)	—	(43,862)

Foreign currency translation adjustment	—	—	—	—	—	18,538	18,538

Balances at September 30, 2008	15,487,183	$15	—	$193,013	$(232,238)	$34,903	$(4,307)

See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2008 and 2007

(In thousands)

(unaudited)

	2008	2007
Net cash provided by / (used in) operating activities	$93,465	$52,868

Cash flows from investing activities:
Acquisition of telecommunications network equipment and intangible assets	(81,201)	(41,310)
Acquisition of subsidiaries, net of cash acquired	(32,635)	(111,348)
Settlement of derivative financial instruments	(32,793)	2,696
Proceeds from sale of assets	2,254	2,629

Net cash provided by / (used in) investing activities	(144,375)	(147,333)

Cash flows from financing activities:
Repayments of long-term debt	(99,566)	(166,552)
Proceeds from new long-term borrowings	166,508	272,242
Refinancing costs paid	(7,641)	(18,846)
Principal payments under capital lease obligations	(4,792)	(360)
Release of restricted cash	—	12,251

Net cash provided by / (used in) financing activities	54,509	98,735

Effect of foreign exchange rate changes on cash	103	1,927

Net increase in cash and cash equivalents	3,702	6,197
Cash and cash equivalents at beginning of period	20,897	18,794

Cash and cash equivalents at end of period	$24,599	$24,991

Summary of material non-cash transactions:

•	We had derivative financial instruments with a positive non-cash effect of $1.6 million for the nine months ended September 30, 2008.

•	As of September 30, 2008 we had accounts payable relating to acquisition of telecommunications network equipment and intangible assets of $8.0 million.

•	As of September 30, 2008 we had an amount of $2.4 million payable to Memorex minority shareholders relating to the acquisition of the 4.3% equity stake in Memorex.

•	On March 5, 2008, in connection with the Memorex Acquisition, we assumed net debt of $117.1 million.

•

On March 28, 2007, TDC exercised its warrants for 2.5 million shares at $10 per share by exchanging notes in the principal amount of $25 million, which were issued by us and held by TDC. We recorded a non-cash expense of $15.1 million for the six months ended June 30, 2007 relating to the change in the fair market value of the warrants.

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

The accompanying unaudited condensed consolidated financial statements of Hungarian Telephone and Cable Corp. (“HTCC”) with its consolidated subsidiaries, HTCC Holdco I B.V. (“Holdco I”), HTCC Holdco II B.V. (“Holdco II”), Matel Holdings N.V. (“Matel Holdings”) Magyar Telecom B.V. (“Matel”), Invitel Tavkozlesi Szolgaltato zRt. (“Invitel”), Euroweb Romania S.A. (“Euroweb Romania”), Invitel International and its subsidiaries (formerly Memorex Telex Communications AG, “Memorex”), Invitel Telecom Kft. (“Tele2 Hungary”) and Invitel Technocom Kft. (“Invitel Technocom”) (together, the “Company”) include all adjustments, consisting mainly of normal recurring accruals, necessary for a fair statement of the results of the interim periods. Invitel and Memorex own and consolidate several minor non-Hungarian subsidiaries within the Central and Eastern European region.

Unless the context requires otherwise, references in this report to the “Company”, “we”, “us” and “our” refer to Hungarian Telephone and Cable Corp. and its consolidated subsidiaries.

Results for interim periods are not necessarily indicative of the results for a full year. All inter-company balances and transactions have been eliminated.

On March 5, 2008 we acquired 95.7% of the outstanding equity in Austrian-based Memorex (the “Memorex Acquisition”). Memorex has operations in numerous countries within the Central and Eastern European region, including Austria, Turkey, Slovakia, Czech Republic, Germany and Romania. The final purchase price for the 95.7% Memorex equity stake was EUR 18.8 million (approximately $28.6 million at closing) plus the assumption of debt. We refinanced a significant portion of Memorex’s debt at closing. We funded the Memorex Acquisition and the refinancing of the Memorex debt with a subordinated bridge loan facility.

On August 28, 2008 we also acquired the remaining 4.3% stake of Memorex from the minority shareholders in Memorex, which gave us 100% ownership in the equity of Memorex. The final purchase price for the Memorex minority interest was EUR 1.9 million (approximately $2.9 million at closing).

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

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

The following is the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
($ in thousands, except share data)	2008	2007	2008	2007
Net income (loss) attributable to common stockholders (A)	$(20,122)	$(11,182)	$(43,940)	$(82,023)
plus: preferred stock dividends	—	—	—	—
Net income (loss) (B)	$(20,122)	$(11,182)	$(43,940)	$(82,023)

Determination of shares:
Weighted average common shares outstanding – basic (C)	16,425,733	16,418,244	16,421,268	15,187,502

Assumed conversion of dilutive stock options and cumulative convertible preferred stock	—	—	—	—

Weighted average common shares outstanding – diluted (D)	16,425,733	16,418,244	16,421,268	15,187,502

Net loss per common share:
Basic (A/C)	$(1.23)	$(0.68)	$(2.68)	$(5.40)
Diluted (B/D)	$(1.23)	$(0.68)	$(2.68)	$(5.40)

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the three months ended September 30, 2008 and 2007, preferred stock dividends of $26,000 and $21,000, respectively, and common stock equivalents and convertible preferred stock of 582,261 and 1,059,981, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

For the nine months ended September 30, 2008 and 2007, preferred stock dividends of $78,000 and $72,000, respectively, and common stock equivalents and convertible preferred stock of 535,474 and 1,790,538, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

(c)	Foreign Currency Translation

We use the Hungarian forint (“HUF”) as the functional currency for our Hungarian subsidiaries. Our Hungarian subsidiaries’ assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated into U.S. dollars using the average exchange rates prevailing throughout the period. Euro denominated debt is re-measured into HUF with a corresponding charge to earnings as exchange gains (losses). The effects of exchange rate fluctuations on translating HUF assets and liabilities into U.S. dollars are included in accumulated other comprehensive income in stockholders’ equity (deficit).

We use the euro (“EUR”) as the functional currency of Memorex and its subsidiaries. Accordingly, foreign currency assets and liabilities of Memorex’s subsidiaries are translated into EUR using the exchange rates in effect at the balance sheet date. Results of operations are translated into EUR using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating the local currency assets and liabilities of Memorex’s subsidiaries into EUR are accumulated as part of foreign exchange gains (losses) in the consolidated statement of operations. The effects of exchange rate fluctuations on translating EUR assets and liabilities into U.S. dollars are included in accumulated in other comprehensive income in stockholders’ equity (deficit).

The translation of the subsidiaries’ Hungarian forint denominated balance sheets into U.S. dollars as of September 30, 2008, has been affected by the strengthening of the Hungarian forint against the U.S. dollar from 172.61 as of December 31, 2007 to 169.15 as of September 30, 2008, an approximate 2% depreciation in value of the U.S. dollar against the HUF. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ Hungarian forint denominated statements of operations into U.S. dollars for the three months ended September 30, 2008 and 2007 were 157.15 and 183.27, respectively. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ Hungarian forint denominated statements of operations and statements of cash flows into U.S. dollars for the nine months ended September 30, 2008 and 2007 were 162.97 and 186.73, respectively.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The translation of the subsidiaries’ euro denominated balance sheets into U.S. dollars as of September 30, 2008, has been affected by the weakening of the euro against the U.S. dollar from 1.47 as of December 31, 2007 to 1.44 as of September 30, 2008, an approximate 2% appreciation in value of the U.S. dollar against the euro. The average euro/U.S. dollar exchange rates used for the translation of the subsidiaries’ euro denominated statements of operations into U.S. dollars for the three months ended September 30, 2008 and 2007 were 1.50 and 1.37, respectively. The average euro/U.S. dollar exchange rates used for the translation of the subsidiaries’ euro denominated statements of operations and statements of cash flows into U.S. dollars, for the nine months ended September 30, 2008 and 2007 were 1.52 and 1.34, respectively.

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

As of September 30, 2008, we had outstanding options to purchase 80,000 shares of common stock issued from the 2002 Plan; outstanding options to purchase 85,000 shares of common stock issued from the Directors’ Plan; and outstanding options to purchase 410,000 shares of common stock under the 2004 Plan. Upon the approval of the 2004 Plan, we agreed not to issue any more options from either the 2002 Plan or the Directors’ Plan.

(e)	Goodwill

We test goodwill for impairment on an annual basis, or more often, if events or circumstances indicate that there may be impairment. In light of the recent challenging economic environment, we performed interim impairment testing as of September 30, 2008.

The estimated fair values of our operating segments were based on discounted cash flow models derived from our business plan. Based on current results, we determined that the fair values of our operating segments continue to exceed their book values and, therefore, no goodwill impairment charge was recorded as of September 30, 2008. Management will continue to monitor and evaluate the carrying value of goodwill.

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

In October, 2008 the FASB issued FASB Staff Position statement No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). This standard clarifies the application of FASB statement No.157, Fair Value Measurements and illustrates key considerations in determining the fair value of a financial asset when a market is not active. FSP FAS 157-3 became effective upon issuance with revisions resulting from its application to be accounted for as a change in accounting estimate in accordance with SFAS Statement No. 154, Accounting Changes and Error Corrections. The adoption of FSP FAS 157-3 has not had a material effect on our financial position or results of operations.

(g)	Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (”SFAS 161”). SFAS 161 changes disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the impact of SFAS 161.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(2)	Related Parties

TDC, the leading provider of communications solutions in Denmark, owns 63.9% of our outstanding common stock and 62.4% of our outstanding common stock on a fully diluted basis. Four of the seven members of our Board of Directors are officers of TDC. TDC owns 30,000 shares of preferred stock which are convertible into 300,000 shares of our common stock. We have reciprocal commercial agreements in place with TDC pursuant to which we transport international voice, data and Internet traffic over our respective telecommunications networks for each other.

The net balance of receivables from and payables to related parties was a net payable to TDC in the amount of $891,000 at September 30, 2008. This represents cumulative preferred stock dividends in arrears payable to TDC in the amount of $934,000 and a net $43,000 receivable in connection with our agreements to transport telecommunications traffic for each other.

On March 28, 2007, TDC exercised its warrants to purchase 2,500,000 shares of our common stock at $10 per share in exchange for notes issued by us and held by TDC in the principal amount of $25 million.

Torben V. Holm was an employee of TDC when he served as our President and Chief Executive Officer and as the head of management’s executive committee from 2005 through April 2007. Alex Wurtz was also an employee of TDC when he served as our head of Corporate Business Development and as a member of management’s executive committee from 2005 through April 2007.

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

All of our directors are covered by a directors and officers liability policy taken out by TDC. As of September 30, 2008, we had approximately $125,000 in expenses for our portion of the overall premium paid by TDC.

In connection with our agreements to transport telecommunications traffic for each other, we recorded revenue in the amount of approximately $35,000 and $652,000 for the three months ended September 30, 2008 and 2007, respectively, pursuant to such agreements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007, we transported these services for TDC and recorded revenue in the amount of approximately $808,000 and $1,707,000, respectively, pursuant to such agreements. For the three months ended September 30, 2008 and 2007, TDC charged us approximately $206,000 and $133,000, respectively, pursuant to such agreements. For the nine months ended September 30, 2008 and 2007, TDC charged us approximately $497,000 and $641,000, respectively, pursuant to such agreements.

(3)	Acquisition of Memorex Telex Communications AG

On March 5, 2008 we acquired 95.7% of the outstanding equity in Austrian-based Memorex Telex Communication AG (the “Memorex Acquisition”).

The preliminary purchase consideration for Memorex was EUR 30.1 million (approximately $45.7 million) plus the assumption of debt and transaction costs and other directly related expenses. From the preliminary purchase price EUR 17.9 million (approximately $27.2 million) was paid in cash and the remaining EUR 12.2 million (approximately $18.5 million) was paid into escrow.

Invitel and the selling shareholders of Memorex entered into an Escrow Agreement to set aside a portion of the purchase price cash consideration to cover any breach of the selling shareholders’ warranties or covenants and to cover any indemnity claims that we might have against the selling shareholders under the purchase agreement. The Escrow Agreement governed the terms and conditions under which the Escrow Amount is released to the selling shareholders of Memorex. Following negotiations, we entered into a Settlement Agreement with the selling shareholders pursuant to which the Escrow Agent was directed to return EUR 11.2 million (approximately $17.1 million at closing foreign exchange rate) to us and the remaining EUR 0.9 million (approximately $ 1.3 million at closing foreign exchange rate) was paid out to the selling shareholders. We received our funds on July 11, 2008.

On August 28, 2008 we also acquired the remaining 4.3% of Memorex from the minority shareholders in Memorex, which gave us 100% ownership of the equity in Memorex. The final purchase price for the Memorex minority interest was EUR 1.9 million (approximately $2.9 million at closing).

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

Under the purchase method of accounting, and in accordance with SFAS No. 141 “Business Combinations”, we are required to allocate the cost of an acquired business based on the estimated fair values of the assets acquired and liabilities assumed. The following represents our preliminary allocation of the purchase price paid for Memorex based on the estimated fair values of the acquired assets and liabilities assumed. The preliminary allocation of the purchase price is not necessarily indicative of the final allocation of the purchase price consideration. We intend to complete the valuation and establish a final purchase price allocation by December 31, 2008 following the completion of valuation studies and integration activities. The purchase price was allocated as follows:

(in thousands)
Current assets	$25,936
Property, plant and equipment	134,559
Intangible assets	100,027
Deferred tax	3,858
Current and non-current liabilities	(114,646)
Long term debt assumed	(117,099)

Net assets acquired	$32,635

Purchase Price:
Cash paid to shareholders	28,548
Cash paid for minority equity stake	473
Transaction costs and other directly related expenses	3,614

Total purchase price	$32,635

The following table presents the fair values of major components of the intangible assets acquired:

	(in thousands)	Weighted average amortization period
Concession rights and licences	$794	10 years
Customer relationships	22,745	14 years
Trademark	168	6 months
Property rights	57,542	16-20 years
Software	214	4 years
Vodafone contract	18,564	20 years

Total:	$100,027

The closing of the Memorex Acquisition occurred on March 5, 2008 and the consolidated results of Memorex from that date (and the balance sheet of Memorex as at September 30, 2008) were consolidated into our financial statements for the three and nine months ended September 30, 2008.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The date of the Invitel acquisition was April 27, 2007, the date of the Tele2 Hungary acquisition was October 18, 2007 and the date of the Memorex acquisition was March 5, 2008. The following table presents our unaudited summarized consolidated financial information, on a pro-forma basis, as though HTCC, Invitel, Tele2 Hungary and Memorex had been combined at the beginning of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2008 Pro-forma	2007 Pro-forma	2008 Pro-forma	2007 Pro-forma
Revenue	$153,083	$139,318	$442,774	$409,553
Income from operations	28,500	17,801	69,425	43,338
Foreign exchange gains (losses), net	(11,400)	(7,949)	20,444	4,845
Interest expense	(29,785)	(26,724)	(90,849)	(80,064)
Net income (loss) attributable to common stockholders	(20,122)	(13,539)	(51,478)	(97,221)
Net income (loss) per basic share	$(1.23)	$(0.82)	$(3.13)	$(6.40)

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

(4)	Short and long-term debt

Short-term portion of long-term debt and long-term debt at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Memorex Turkey Loan	14,376	—
Amended Facilities Agreement	54,347	37,114

Short-term portion of long-term debt	$68,723	$37,114

Amended Facilities Agreement	$75,991	$107,907
Memorex Bridge Loan	143,760	—
1st Memorex Prep Loan	11,501	—
2nd Memorex Prep Loan	4,313	—
2007 Notes	287,520	293,552
2006 PIK Notes	221,101	204,566
2004 Notes	202,841	206,840

Long-term debt	$947,027	$812,865

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

The Amended Facilities Agreement

In connection with the Invitel Acquisition on April 27, 2007, an amendment was made to the Facilities Agreement, dated August 6, 2004 between Matel, Invitel, as borrower, certain subsidiary companies as original guarantors, and certain financial institutions. The Amended Facilities Agreement provides for facilities of up to EUR 145 million (or the euro equivalent thereof), comprised of (i) a euro amortizing term loan of EUR 96.9 million, (ii) a Hungarian forint amortizing term loan of HUF 4,628 million (approximately EUR 18.5 million), (iii) a revolving credit facility of EUR 4.2 million and HUF 200 million (approximately EUR 0.8 million), and (iv) a euro liquidity facility of EUR 25 million. As of September 30, 2008 we had undrawn lines of credit of EUR 4.2 million (approximately $6.0 million) and HUF 200 million (approximately $1.2 million) under the revolving credit facility and EUR 15 million (approximately $21.6 million) under the euro liquidity facility.

Advances under the Amended Facilities Agreement bear interest for each interest period at annual rates equal to EURIBOR (currently 4.96%) or BUBOR (currently 8.83%, based on the Budapest interbank offer rates) plus an applicable margin. The applicable margin (currently 1.5%) is set based on the ratio of all of our senior debt, as defined in the Amended Facilities Agreement, to EBITDA, based on our most recently delivered

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

quarterly management accounts and financial statements. Under the Amended Facilities Agreement, we are obligated to pay customary fees to the lenders (annual facility agency fee of EUR 100,000 and security trustee fee of EUR 8,000) including an up-front fee and a commitment fee (currently 0.75%) in relation to available and undrawn commitments under the revolving credit facility and the liquidity facility.

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

The revolving facility is repayable in an amount equal to 100% of the principal amount outstanding on June 29 and December 30 of each calendar year until the maturity date of June 30, 2010. The liquidity facility is repayable in an amount equal to 100% of the principal amount outstanding at its maturity on June 30, 2010.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The Bridge Loan Agreement

In connection with the Memorex Acquisition, we entered into a EUR 100 million (approximately $152.0 million at exchange rate at the date of draw down) Bridge Loan Agreement on March 3, 2008 with our subsidiary Matel as borrower and our subsidiaries Invitel, Invitel Telecom, Invitel Technocom, Memorex and Memorex’s Turkish subsidiary as guarantors. The Bridge Loan Agreement was arranged by Merrill Lynch and BNP Paribas, who are the original lenders. On March 5, 2008, the closing date of the Memorex Acquisition, we borrowed the full EUR 100 million pursuant to which we used EUR 30.1 million (approximately $43.3 million) to fund the purchase price for 95.7% of the outstanding equity in Memorex and EUR 46.6 million (approximately $70.0 million) to refinance some of Memorex’s existing debt that we assumed at closing. We used EUR 7.6 million (approximately $10.9 million) to pay fees and expenses in connection with the Bridge Loan Agreement and transaction costs in connection with the Memorex Acquisition and we set aside the remaining EUR 15.7 million (approximately $22.6 million) for working capital purposes. In addition, EUR 12.1 million (approximately $17.4 million) of the EUR 30.1 million purchase price was paid into escrow. Following settlement, EUR 11.2 million (approximately $16.1 million) of the escrow balance was returned to us and added to our working capital.

The Bridge Loan Agreement loans (the “Bridge Loans”) mature one year following the completion of the Memorex Acquisition, on March 5, 2009 (the “Initial Maturity Date”). The Bridge Loans bear interest at a rate per annum equal to the sum of EURIBOR plus the applicable margin plus the Mandatory Cost (if any, as defined in the Bridge Loan Agreement), which is set at the beginning of each three month interest period. The applicable margin for the first six months is the greater of 4.25% per annum and 0.50% per annum over the 2007 Notes Spread to Maturity (the quoted spread over EURIBOR to maturity). For the next three months, the applicable margin is the greater of 4.75% per annum and 0.50% per annum over the 2007 Notes Spread to Maturity. For the three months up to the Initial Maturity Date, the applicable margin is the greater of 5.25% per annum and 0.50% per annum over the 2007 Notes Spread to Maturity. The interest rate may not exceed 11.5% per annum for any interest period. The current interest rate on the Bridge Loans is 9.71% per annum.

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

The Assumed Memorex Debt

In connection with the Memorex Acquisition, in addition to the Memorex debt that we refinanced with a portion of the proceeds from the Bridge Loan Agreement, we assumed approximately EUR 26.4 million (approximately $41.8 million at closing) of net debt primarily consisting of (i) a loan to Memorex’s Turkish subsidiary MTCTR Memorex Telekomünikasyon Sanayi ve Ticaret Limited Sirketi (“Memorex Turkey”) in the amount of EUR 10 million (the “Memorex Turkey Loan”), (ii) a subordinated loan to Memorex in the amount of EUR 8 million (the 1st Memorex Prep Loan), (iii) a subordinated loan to Memorex in the amount of EUR 3 million (the “2nd Memorex Prep Loan) and (iv) finance leases.

The Memorex Turkey Loan is a bank loan with a current variable interest rate that is adjusted quarterly and presently equal to EURIBOR plus 2.0%. The current interest rate is 7.16%. The lender may unilaterally alter or increase the rate of interest as permitted by applicable law. The Memorex Turkey Loan matures, with the principal to be repaid in full, in November 2013. The lender may, in its discretion, require early repayment upon three days written notice. Memorex Turkey may prepay the loan in whole or in part on three days written notice. The Memorex Turkey Loan is collateralized by some of Memorex Turkey’s trade receivables.

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

As of September 30, 2008, we were in compliance with all financial covenants set forth in our financing agreements.

(5)	Derivative Financial Instruments

We have engaged in substantial foreign currency and interest rate hedging activities to reduce the risk that changes in currency exchange rates and interest rates will adversely affect the eventual net cash outflows resulting from our debt obligations.

We do not enter into financial instruments for trading or speculative purposes. However, the derivative instruments used by us are not designated as hedges under SFAS 133 for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are therefore recorded in current period earnings as a gain or loss on derivative instruments.

Interest rate risk hedging

To limit the risks attributable to the variability of interest rates on a substantial portion of our cash pay debt, we entered into interest rate swap agreements (including cross-currency

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

interest rate swap agreements) to limit the fluctuations in cash flows resulting from variable interest rates. Under the terms of the interest rate swap agreements, we have received variable interest rate payments from the hedging counterparties and made fixed interest rate payments (primarily in Hungarian forint), thereby creating the equivalent of fixed-rate debt.

Foreign currency exchange rate risk hedging

To limit the impact of fluctuations between our Hungarian subsidiaries’ functional currency, the Hungarian forint, and the euro, we have utilized foreign exchange forward agreements (to purchase euros with Hungarian forint) and cross-currency interest rate swap agreements to hedge both the interest rate and the currency exposure inherent in foreign currency denominated debt instruments bearing variable interest. By entering into cross-currency interest rate swap agreements we have received variable interest payments in euros and made fixed interest payments in Hungarian forint, the functional currency of our Hungarian subsidiaries, thereby creating the equivalent of fixed rate debt in the functional currency of our Hungarian subsidiaries. The cross-currency interest rate swaps in effect are the same as the combination of interest rate swaps, currency swap agreements and foreign exchange forward contracts applied to the same underlying hedged item.

The objective of these contracts has been to neutralize the impact of currency exchange rate and interest rate movements on our cash flows. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, there can be no assurance that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either interest or currency exchange rates.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

To ensure the adequacy and effectiveness of our interest rate and foreign currency exchange rate hedge positions, we continually monitor, from an accounting and economic perspective, our derivatives positions in conjunction with our underlying interest rate and foreign currency exposures.

The following table summarizes the notional amounts and respective fair values of our derivative financial instruments as of September 30, 2008:

Asset / (Liability)	Notional Amount	Fair Market Value	Fair Value Change for the Nine Months ended September 30, 2008
	(in thousands)
Cross currency interest rate swaps	$583,692	$(44,948)	$(9,862)
FX forward contracts	—	—	(21)
Interest rate swaps	19,042	55	839

Total	$602,734	$(44,893)	$(9,044)

The following table summarizes the notional amounts and respective fair values of our floating to fixed interest rate swaps as of September 30, 2008:

Asset / (Liability)	Notional Amount	Fair Market Value	Maturity	Fixed Interest Rate
	(in thousands)
Amended Facilities Agreement	$96,920	$(5,448)	June 30, 2011	9.379%
Amended Facilities Agreement	19,042	55	June 30, 2011	10.160%
2007 Notes	58,983	(4,361)	August 1, 2009	10.780%
2007 Notes	58,983	(4,336)	August 1, 2009	10.740%
2007 Notes	85,540	(6,274)	August 1, 2009	10.724%
2007 Notes	79,126	(5,804)	August 1, 2009	10.724%
2004 Notes	204,140	(18,725)	August 15, 2009	14.955%

Total Interest Rate Swaps	$602,734	$(44,893)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss.

We estimate the fair values by using a model which discounts future contractual cash-flows determined based on market conditions (foreign currency exchange rates, yield curves in the functional currency and in the foreign currency) prevailing on the date of the valuation. The model we use is regularly tested against third party prices for reasonableness. The fair value represents the estimated amounts that we would pay or receive to terminate the contracts as of September 30, 2008. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

As a result of the recent events in the global and Hungarian economies, which have led to volatile financial markets worldwide, the value of the Hungarian forint has recently depreciated in the foreign currency exchange markets against the euro. This devaluation of the Hungarian forint gave us an opportunity to unwind a significant portion of our hedging positions that we entered into in 2007, which have, since their inception, had a negative effect on our cash flows. In October 2008, we entered into numerous transactions which resulted in the effective unwinding of a substantial portion of our existing hedging arrangements. See Note 11 “Subsequent Events”.

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

We review our material contracts regularly to identify embedded derivatives which require bifurcation from the host contract. The following table summarizes the fair values of our net liabilities relating to embedded derivatives as of September 30, 2008 and December 31, 2007:

	September 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
Embedded derivatives, net	$(72)	$(617)

(6)	Fair value of financial assets and liabilities

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008 as discussed in Note 1(e), which defines fair value, establishes a framework for

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

measuring fair value in GAAP, and requires enhanced disclosures about assets and liabilities carried at fair value and fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in the best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, we perform an analysis of all instruments subject to SFAS 157 and include in Level 3 any of those whose fair value is based on significant unobservable inputs. The following table sets forth by level, within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as at September 30, 2008:

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

	At fair value as of September 30, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Derivative financial instruments	$—	$—	$—	$—
Embedded derivatives	—	2,883	—	2,883
Other	—	—	—	—

Total	$—	$2,883	$—	$2,883

Liabilities:
Derivative financial instruments	$—	$44,893	$—	$44,893
Embedded derivatives	—	2,955	—	2,955
Other	—	—	—	—

Total	$—	$47,848	$—	$47,848

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

There were no financial assets and liabilities that were accounted for at fair value on a non-recurring basis as at September 30, 2008.

(7)	Losses from Fair Value Changes on Warrants

In May 1999, we issued notes (the “Notes”) in an aggregate amount of $25 million with detachable warrants (the “Warrants”) to purchase 2,500,000 shares of common stock of the Company at a price of $10 per share. The Notes accrued interest at the applicable USD LIBOR rate for the six months interest periods plus 3.5%. The Notes matured in March 2007 and were canceled upon the exercise of the Warrants by TDC on March 28, 2007.

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

As of September 30, 2008, we had outstanding options to purchase 80,000 shares of common stock issued from the 2002 Plan; outstanding options to purchase 85,000 shares of common stock issued from the Directors’ Plan; and outstanding options to purchase 410,000 shares of common stock under the 2004 Plan.

For the three months ended September 30, 2008, we recognized $838,000 of expense associated with stock based compensation, which was comprised of a non-cash expense relating to the revaluation of outstanding option awards under FAS 123R.

For the nine months ended September 30, 2008, we recognized $874,000 of expense associated with stock based compensation, which was comprised of non-cash expense of $701,000 relating to the revaluation of outstanding option awards under FAS 123R and an expense of $173,000 related to a stock option grant.

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

The weighted average assumptions used in the Black-Scholes option-pricing model are as follows for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2008	2007
Dividend yield	0%	0%
Risk free rate	2.93%	4.55%
Weighted average expected option life (years)	5.42	6.14
Volatility	38.63%	38.75%

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

The following is a summary of stock options under the stock compensation plans referred to above, which were granted, were exercised and have expired for the nine months ended September 30, 2008:

	Outstanding Options	Weighted Average Exercise Price
December 31, 2007	570,000	$10.30
Granted	20,000	$17.14
Exercised	(15,000)	$6.52

September 30, 2008	575,000	$10.64

All options granted during the period were fully vested upon issuance.

The following table summarizes information about shares subject to outstanding options as of September 30, 2008, which were issued to current or former employees or directors pursuant to the above described stock compensation plans.

	Options Outstanding		Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Number Exercisable	Weighted- Average Exercise Price
40,000	$4.72-$4.72	$4.72	3.25	40,000	$4.72
65,000	$5.78-$6.49	$6.15	2.51	65,000	$6.15
200,000	$7.46-$9.39	$9.00	5.05	200,000	$9.00
175,000	$10.89-$13.01	$12.77	6.07	175,000	$12.77
75,000	$14.64-$15.62	$15.36	7.52	75,000	$15.36
20,000	$17.14-$17.14	$17.14	9.25	20,000	$17.14

575,000	$4.72-$17.14	$10.64	5.42	575,000	$10.64

The aggregate intrinsic value, which represents the amount by which the fair value of our common stock exceeds the option exercise prices, was $4,243,000 and $4,210,000 as of September 30, 2008 and December 31, 2007, respectively.

The weighted-average exercise price of stock options granted during the nine months ended September 30, 2008 was $17.14 per share. The weighted-average exercise price of stock options granted during the nine months ended September 30, 2007 was $14.64 per share. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 was $108,000. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $3,300,000. Compensation expense related to stock options granted has been recorded in selling, general and administrative expenses.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(9)	Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses by type for the three and nine month periods ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Personnel expenses	$19,456	$15,416	$53,505	$38,293
Other administrative expenses	5,176	6,545	15,195	12,089
Advertising and marketing costs	1,828	1,070	5,170	3,294
Network operating expenses	12,759	8,062	36,031	21,361
IT costs	3,218	2,139	9,852	4,326
Other taxes	1,070	813	2,577	1,658
Bad debt and collection costs	1,595	667	5,913	2,189
Legal, audit and consultant fees	1,350	3,147	2,960	4,411
Management fees	12	87	59	105
Other operating expenses, net	489	(179)	10,582	1,802

Total for segments	$46,953	$37,767	$141,844	$89,528

Backbone rental expenses	(6,328)	(4,621)	(17,085)	(11,846)
Network operating expenses	(6,431)	(5,341)	(18,946)	(10,916)
Direct personal expenses	(5,542)	(8,761)	(15,678)	(14,166)

Total selling, general and administrative expenses	$28,652	$19,044	$90,135	$52,600

Personnel expenses for the nine months ended September 30, 2008 and 2007 include restructuring expenses of $4.9 million and $6.8 million, respectively relating to the reorganization following the Invitel Acquisition.

Bad debt and collection costs for the nine months ended September 30, 2008 and 2007 include one-off bad debt expenses as a result of an additional provision made at Memorex in the amount of $0.3 million in 2008 and at PanTel in the amount of $1.2 million in 2007.

Legal, audit fees and consultant expenses for the nine months ended September 30, 2008 and 2007 include Sarbanes-Oxley and compliance expenses amounting to $2.1 million and $2.9 million, respectively.

Other operating expenses for the nine months ended September 30, 2008 include integration costs of $5.7 million, due diligence expenses of $2.4 million, start-up expenses relating to Memorex Turkey in the amount of $2.4 million, a provision for unused vacation days in the amount of $0.8 million and other non-recurring items of $3.6 million relating to ongoing projects. Other operating expenses for the nine months ended September 30, 2007 include integration costs of $6.2 million, due diligence expenses of $0.3 million and a provision for unused vacation days in the amount of $0.7 million.

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

Business. The revenue generated from the fixed line voice, data and Internet services provided to business, government and other institutional customers nationwide. Business revenue comprises access charges, monthly fees, time based fixed-to-mobile, local, long distance and international call charges, interconnect charges on calls terminated in our network, monthly fees for value added services, and fees from Internet access packages. In addition, Business revenue includes revenue from leased line, Internet and data transmission services which is comprised of fixed monthly rental fees based on the capacity/bandwidth of the service and the distance between the endpoints of the customers.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

Revenue and gross margin by these segments for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands of $)
Revenue:
Mass Market Voice	$41,785	$33,305	$127,409	$67,532
Mass Market Internet	14,913	11,575	43,148	21,013
Business	40,456	34,660	116,725	79,368
Wholesale	55,929	36,599	145,323	90,214

Total Revenue	$153,083	$116,139	$432,605	$258,127

Cost of sales:
Mass Market Voice	$8,325	$6,234	$26,404	$12,792
Mass Market Internet	2,509	1,992	7,415	3,495
Business	9,390	8,179	27,632	19,606
Wholesale	23,321	22,327	63,878	51,488

Total allocated to segments	$43,545	$38,732	$125,329	$87,381

Backbone rental expenses	6,328	4,621	17,085	11,846
Network operating expenses	6,431	5,341	18,946	10,916
Direct personnel expenses	5,542	8,761	15,678	14,166

Total Cost of sales	$61,846	$57,455	$177,038	$124,309

Gross margin:
Mass Market Voice	$33,460	$27,071	$101,005	$54,740
Mass Market Internet	12,404	9,583	35,733	17,518
Business	31,066	26,481	89,093	59,762
Wholesale	32,608	14,272	81,445	38,726

Total allocated to segments	$109,538	$77,407	$307,276	$170,746

Backbone rental expenses	(6,328)	(4,621)	(17,085)	(11,846)
Network operating expenses	(6,431)	(5,341)	(18,946)	(10,916)
Direct personnel expenses	(5,542)	(8,761)	(15,678)	(14,166)

Total Gross margin	$91,237	$58,684	$255,567	$133,818

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Total assets by segments as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
	(unaudited) (in thousands)
Mass Market Voice	$431,400	$395,605
Mass Market Internet	220,436	194,810
Business	305,162	274,735
Wholesale	386,389	245,041

Total assets	$1,343,387	$1,110,191

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(11)	Subsequent Events

Derivative financial instrument transactions

EUR 67.4 million of the outstanding principal debt balance from our Amended Facilities Agreement is denominated in euros and EUR 13.2 million is denominated in Hungarian forint. All of the 2007 Notes and the 2004 Notes are denominated in euros.

In order to reduce our exposure to the fluctuations in interest rates and the EUR/HUF currency exchange rates, we entered into cross-currency interest rate swap agreements and an interest rate swap agreement in 2007 pursuant to which we fixed a total of EUR 455.6 million of this debt balance at an average EUR/HUF currency exchange rate of EUR/HUF 261.20. We did not enter into any such arrangements with respect to the 2006 PIK Notes or the Bridge Loan Agreement.

The EUR 67.4 million outstanding balance under the Amended Facilities Agreement which is denominated in euros and the 2007 Notes provide for variable rates of interest tied to EURIBOR, which interest is payable in euros. In order to reduce our exposure to variable interest rates and fluctuations in the EUR/HUF currency exchange rate, we entered into cross-currency interest rate swap agreements pursuant to which we swapped variable rate euro interest payments for fixed rate forint payments.

The 2004 Notes provide for a fixed rate of interest which is payable in euros. In order to reduce our exposure to fluctuations in the EUR/HUF exchange rate, we entered into a cross-currency interest rate swap arrangement pursuant to which we swapped fixed rate euro interest payments for fixed rate forint payments.

The EUR 13.2 million portion of the Amended Facilities Agreement which is denominated in HUF provides for a variable rate of interest tied to BUBOR, which interest is payable in Hungarian forint. In order to reduce our exposure to a variable interest rate, we entered into an interest rate swap arrangement pursuant to which we swapped variable rate Hungarian forint interest payments for fixed rate forint payments.

Since their inception in May 2007, these arrangements have had a net negative effect to our cash flow of HUF 5.8 billion (approximately $34.3 million).

In October 2008 we entered into numerous transactions which resulted in the effective unwinding of a substantial portion of our hedging positions. We effectively terminated the cross-currency interest rate swap arrangements with respect to the 2004 Notes and the 2007 Notes. We also effectively terminated 50% of the cross-currency interest rate swap arrangement with respect to the EUR 67.4 million portion of the Amended Facilities Agreement which is denominated in euros. The aggregate cost to effectively terminate these arrangements is approximately EUR 9 million (approximately

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

$12.9 million), payable during the term of the arrangements, (August 2009 with respect to the hedging arrangements related to the 2004 Notes and the 2007 Notes and June 2011 with respect to the hedging arrangements relating to Amended Facilities Agreement).

Legal proceedings

Three Hungarian municipalities initiated court proceedings against us in the Metropolitan Court of Budapest seeking payment in connection with an ambiguous provision in some of our concession contracts regarding the payment of local municipal taxes. On May 15, 2008 the Metropolitan Court ruled on our behalf and denied the claims of the municipalities. On October 30, 2008 the Metropolitan Court of Appeal overturned, in part, the lower court’s ruling and awarded the municipalities HUF 919 million (approximately $5.4 million) plus interest and cost to the plaintiffs. The award is payable within 15 days of receipt of the written judgment, which we expect to receive in December 2008.

We have a right to, and plan to apply to the Hungarian Supreme Court for a special review and a suspension of the judgment. There is no guarantee that the Hungarian Supreme Court will review this case. While we plan to continue to contest this case and believe that this case is without merit, to be compliant with our accounting standards we have made a provision for this contingent liability in the amount of HUF 2.2 billion (approximately $13 million) for the period ended September 30, 2008 and it is included in income tax expense. The final amount due, if any, might be significantly decreased or increased based on the final ruling by the Hungarian Supreme Court or a different interpretation of the interest calculation.

One municipality made a claim to us, which we rejected, for HUF 57 million (approximately $0.3 million) but has not initiated any formal legal proceedings. The other municipalities that made claims to us, which we rejected, did not initiate formal legal proceedings by the legal deadline and, therefore, lost their ability to initiate formal legal proceedings.

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

•	Our ability to integrate Memorex’s and Tele2 Hungary’s operations into the Company and to realize anticipated benefits from these business combinations;

•	Our ability to effectively manage and otherwise monitor our operations, costs, regulatory compliance and service quality;

•	Our ability to effectively manage our operating expenses, capital expenses and reduce or refinance our debt;

•	Our dependence on cash flow from our subsidiaries and certain restrictions on their ability to pay dividends to the parent company;

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

•	Regulatory developments; particularly with respect to tariffs, conditions of interconnection and customer access;

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

Macroeconomic Factors

In addition to the factors noted above, over the past several months, there has been significant fluctuation in the global economy and financial markets, including within the Hungarian economy and financial markets.

From 2001 to 2006, the Republic of Hungary was negatively impacted by inadequate governmental monetary and fiscal policies, which resulted in a state budget deficit that peaked at 10% of gross domestic product (“GDP”) in 2006. Starting in 2006, the Hungarian government introduced austerity measures, including reduced state spending and increased taxes, which were intended to reduce the state budget deficit. Hungary also held back consumption in forint by keeping its interest rate in forint relatively high. These state cutbacks have resulted in lower economic growth (Hungary’s GDP rose by just 1.3% in 2007). The high domestic interest rates did, however, lead Hungarian consumers and businesses to take out a majority of their recent loans in foreign currencies, mainly euros and Swiss francs. These factors have contributed to Hungary’s current trade deficit and large current account deficit (the current account deficit is generally the trade deficit plus interest payments on what the country borrows from foreigners to finance the trade deficit). Hungary’s current account deficit is currently around 5.0% of its GDP and is highly dependent on borrowings in foreign currencies. With lower interest rates on foreign currency loans and a strengthening forint, Hungarian businesses and consumers have been able to manage their debt repayments. However, with a large current account deficit, a budget deficit, rapid credit growth and a reliance on foreign currency loans, Hungary left itself vulnerable to a financial crisis.

Given the recent global financial crisis, risk-averse investors have fled riskier debt-laden countries such as Hungary for alternative countries such as the U.S., which has resulted in a significant decrease in the value of the Hungarian forint versus the euro and the U.S. dollar. The euro/forint exchange rate increased from 243.17 as of September 30, 2008 to as high as 286.15 as of October 23, 2008. The U.S. dollar/forint exchange rate increased from 169.15 as of September 30, 2008 to as high as 220.0 as of October 23, 2008. The decreased value of the forint has also made it more difficult for the Hungarian government to raise funds in the government debt market. With a weakening forint, new foreign currency loans to Hungarian businesses and consumers are declining and Hungarian businesses and consumers may have a more difficult

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

time repaying their existing loans denominated in foreign currencies since they need more forint to cover their repayments. With credit squeezed, the Hungarian government, as well as Hungarian businesses and consumers are expected to significantly reduce their investments and spending, which in turn is expected to slow economic growth in Hungary. Hungary recently cut its economic growth forecast for 2009 to 1.2% from 3.0%.

Hungary has taken several measures to combat its financial crisis. Hungary has reduced its debt issuances for the remainder of 2008 and lowered its government budget deficit targets for 2008 and 2009 (the target for 2009 is now 2.9% of GDP). On October 16, 2008, the European Central Bank (the “ECB”) agreed to lend the National Bank of Hungary up to EUR 5.0 billion to help support liquidity. This will enable Hungary to provide euros to Hungarian commercial banks, which can swap Hungarian forint for euros. This will enable Hungarian banks to fund their foreign currency loans. In addition, on October 22, 2008, in an effort to defend its currency and staunch an investment outflow, the National Bank of Hungary raised its base rate from 8.5% to 11.5%.

On October 28, 2008, the International Monetary Fund (the “IMF”) announced a funding package pursuant to which the IMF would loan Hungary $8.1 billion in addition to an EU loan of $8.1 billion and a World Bank loan of $1.3 million. The IMF package includes measures to maintain liquidity as well as sufficient capital for the banking system.

These actions have stabilized the euro/forint exchange rate to 261.44 and the U.S. dollar/forint exchange to 202.32 as of November 6, 2008.

Overview

We are the second largest fixed line telecommunications services provider in Hungary and the incumbent provider of fixed line telecommunications services to residential and business customers in our 14 historical concession areas, where we have a dominant market share. We are the number one alternative fixed line operator outside our historical concession areas. We also use our network capacity to transport voice, data and Internet traffic for other telecommunications service providers, and Internet Service Providers (“ISPs”) on a wholesale basis. Our network extends into most other countries in the Central and Eastern European region where we have owned points of presence (“POPs”). We are a leading provider of wholesale data and capacity services in the Central and Eastern European region.

We provide telecommunications services in Hungary and in the region through our Hungarian and other operating subsidiaries under our common brand: Invitel. We also provide Internet and data services to business customers in Romania through our Romanian subsidiary, Euroweb Romania.

Our historical concession areas are geographically clustered and cover an estimated 2.1 million people, representing approximately 21% of Hungary's population. Outside our historical concession areas, we believe that we are well positioned to continue to grow our revenue and

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

market share using our owned state-of-the-art backbone network, our experienced sales force and our comprehensive portfolio of services. Our extensive backbone network (comprising approximately 8,500 route km in Hungary and 19,000 route km outside Hungary) provides us with nationwide and international reach. It allows business customers to be connected directly to our network to access voice, data and Internet services. Our regional network allows us to offer telecommunications network capacity on a wholesale basis to large international carriers.

We have a diversified revenue and cash flow base, making us less susceptible to market pressures in any particular market segment. For the nine months ended September 30, 2008, we derived approximately 30% of our revenue from Mass Market Voice, 10% from Mass Market Internet, 27% from Business and 33% from Wholesale.

As of January 1, 2008, we completed the legal consolidation of some of our Hungarian operating subsidiaries. Hungarotel, PanTel and Euroweb Hungary have merged into Invitel. With the legal merger complete, we will benefit from improved efficiencies and reduced administrative costs.

As of September 30, 2008, we had approximately 389,000 telephone lines connected to our network within our historical concession areas to service Mass Market Voice customers and we had approximately 526,000 active Mass Market Voice customers outside our historical concession areas connected through Carrier Pre-Selection (“CPS”), Carrier Selection (“CS”) or Local Loop Unbundling (“LLU”). This is compared to December 31, 2007 when we had approximately 405,000 telephone lines in service within our historical concession areas to service Mass Market Voice customers and approximately 662,000 active Mass Market Voice customers connected through indirect access outside our historical concession areas. The decrease in the number of active Mass Market Voice customers outside our historical concession areas is due to churn of low value CS customers.

The number of our Mass Market broadband DSL customers has increased from approximately 122,000 as of December 31, 2007 to approximately 135,000 as of September 30, 2008. The number of our IPTV customers increased to 1,380 as of September 30, 2008 since the beginning of May, the introduction of this service.

In the Business segment, as of September 30, 2008, we had approximately 47,000 voice telephone lines within our historical concession areas, which are the same as the 2007 year-end level. Outside our historical concession areas, we had approximately 59,000 direct access voice telephone lines and approximately 12,000 indirect access voice telephone lines as of September 30, 2008, compared to approximately 58,000 direct access voice telephone lines and approximately 13,000 indirect access voice telephone lines as of December 31, 2007. As of September 30, 2008, we had approximately 18,000 DSL lines and approximately 15,000 leased lines compared to approximately 16,000 DSL lines and approximately 12,000 leased lines at 2007 year-end.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

In the Wholesale market, we had over 570 customers as of September 30, 2008 compared to over 300 as of December 31, 2007. Wholesale customers include telecommunication services providers from Western Europe and the United States, incumbent telecommunications services providers, alternative fixed line telecommunications services providers, mobile operators, cable television operators and Internet Service Providers. The increase in the number of Wholesale customers is primarily due to the acquisition of Memorex.

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

Comparison of the Three Months Ended September 30, 2008 and Three Months Ended September 30, 2007

The functional currency of our Hungarian subsidiaries is the Hungarian forint, the functional currency of Memorex and Memorex’s subsidiaries is the euro and the functional currency of our other subsidiaries outside Hungary is the applicable local currency. The average HUF/USD exchange rate for the three months ended September 30, 2008 was 157.15, compared to an average HUF/USD exchange rate for the three months ended September 30, 2007 of 183.27. The average USD/EUR exchange rate for the three months ended September 30, 2008 was 1.50, compared to an average USD/EUR exchange rate for the three months ended September 30, 2007 of 1.37. When comparing the three months ended September 30, 2008 to the three months ended September 30, 2007, you should note that U.S. dollar reported amounts have been affected by the 17% appreciation of the Hungarian forint against the U.S. dollar and the 9% appreciation of the euro against the U.S. dollar. Certain amounts in functional currency terms have been reported in U.S. dollars using a fixed exchange rate for comparative purposes.

Our results have also been affected by the inclusion of Invitel’s results since April 27, 2007, the date of the Invitel Acquisition; the results of Tele2 Hungary since October 18, 2007, the date of the Tele2 Hungary Acquisition; and the results of Memorex since March 5, 2008, the date of the Memorex Acquisition. Our results for the three months ended September 30, 2007 include the results of Invitel and do not include the results of Tele2 Hungary and Memorex.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Revenue

	Three Months Ended September 30,
(dollars in millions)	2008	2007	% change
Mass Market Voice	$41.8	$33.3	26%
Business	40.4	34.6	17%
Mass Market Internet	14.9	11.6	28%
Wholesale	56.0	36.6	53%

Total Revenue	153.1	116.1	32%

Our revenue in U.S. dollar terms increased by $37.0 million, or 32% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. In functional currency terms, revenue increased by 14%. This increase is attributable to the factors described below.

Mass Market Voice

Our Mass Market Voice revenue for the three months ended September 30, 2008 was $41.8 million compared to $33.3 million for the three months ended September 30, 2007, representing an increase of $8.5 million or 26%. This increase is mainly due to: (i) the addition of Tele2 Hungary, which resulted in additional revenue of $6.1 million; and (ii) the 17% appreciation of the Hungarian forint against the U.S. dollar during the three months ended September 30, 2008 compared to the prior year.

The number of Mass Market Voice telephone lines within our historical concession areas was approximately 389,000 as of September 30, 2008 compared to 412,000 as of September 30, 2007 and the number of Carrier Selection (“CS”) and Carrier Pre-Selection (“CPS”) customers that represents our customer base outside our historical concession areas was approximately 526,000 as of September 30, 2008 compared to 220,000 as of September 30, 2007. The significant increase in the number of Mass Market Voice CPS customers between September 30, 2008 and 2007 is due to the acquisition of Tele2 Hungary on October 18, 2007. Tele2 Hungay had approximately 459,000 CPS customers as of September 30, 2007.

Business

Our Business revenue for the three months ended September 30, 2008 was $40.4 million compared to $34.6 million for the three months ended September 30, 2007, representing a $5.8 million or 17% increase. This increase was primarily due to: the 17% appreciation of the Hungarian forint against the U.S. dollar as Business revenue in functional currency terms was flat for the three months ended September 30, 2008 compared to the same period in 2007.

The number of Business voice telephone lines inside our historical concession areas was approximately 47,000 both as of September 30, 2008 and 2007. The number of direct access Business voice telephone lines outside our historical concession areas was approximately 59,000

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

as of September 30, 2008 compared to 55,000 as of September 30, 2007 and the number of indirect access Business voice telephone lines outside our historical concession areas was approximately 12,000 as of September 30, 2008 compared to approximately 13,000 as of September 30, 2007. In addition, we had approximately 18,000 DSL lines and approximately 15,000 leased lines as of September 30, 2008 compared to approximately 15,000 DSL lines and approximately 13,000 leased lines as of September 30, 2007.

Mass Market Internet

Our Mass Market Internet revenue increased by $3.3 million, or 28% from $11.6 million for the three months ended September 30, 2007 to $14.9 million for the three months ended September 30, 2008. This increase is primarily due to: (i) the increase in our broadband DSL customer base; and (ii) the 17% appreciation of the Hungarian forint against the U.S. dollar.

As of September 30, 2008 we had approximately 135,000 broadband DSL customers compared to approximately 115,000 broadband DSL customers as of September 30, 2007, which represents a 17% increase.

Wholesale

Our Wholesale revenue increased by $19.4 million, or 53% from $36.6 million for the three months ended September 30, 2007 to $56.0 million for the three months ended September 30, 2008. This increase is primarily attributable to: (i) the inclusion of Memorex’s Wholesale revenue, which resulted in an additional $16.6 million in Wholesale revenue and (ii) the 17% appreciation of the Hungarian forint against the U.S. dollar.

Cost of Sales

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Segment cost of sales	$43.6	$38.7

Cost of sales, at the segment level, was $43.6 million for the three months ended September 30, 2008 and $38.7 million for the three months ended September 30, 2007, which represents an increase of $4.9 million or 13%. This increase is mainly attributable to: (i) the inclusion of Memorex’s cost of sales, which resulted in additional cost of sales of $1.8 million and (ii) the 17% appreciation of the Hungarian forint against the U.S. dollar.

The following table presents a reconciliation of segment cost of sales to cost of sales as per our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Segment cost of sales	$43.6	$38.7
Backbone rental expenses	6.3	4.6
Network operating expenses	6.4	5.3
Direct personnel expenses	5.5	8.8

Total cost of sales	$61.8	$57.4

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Gross Margin

	Three Months Ended September 30,
(dollars in millions)	2008	2007	% change
Mass Market Voice	$33.5	$27.1	24%
Business	31.0	26.5	17%
Mass Market Internet	12.4	9.5	31%
Wholesale	32.6	14.3	128%

Segment Gross Margin	109.5	77.4	41%
Segment Gross Margin %	71.6%	66.7%

Our segment gross margin increased from $77.4 million for the three months ended September 30, 2007 to $109.5 million for the three months ended September 30, 2008, an increase of $32.1 million or 41%. This increase is attributable to the factors described below.

Our segment gross margin percentage increased from 66.7% in the three months ended September 30, 2007 to 71.6% in the three months ended September 30, 2008. This improvement in gross margin percentage is due to the Memorex Acquisition.

In addition to the segment gross margin, consolidated gross margin includes backbone rental expenses, network operating expenses and direct personnel expenses, which increased as a result of the inclusion of Invitel and Memorex.

Mass Market Voice

Our Mass Market Voice gross margin for the three months ended September 30, 2008 was $33.5 million compared to $27.1 million for the three months ended September 30, 2007, representing an increase of $6.4 million or 24%. This increase is mainly due to: (i) the addition of Tele2 Hungary, which resulted in additional gross margin of $3.8 million; (ii) the change in our gross margin mix due to changes in our customer base as described below; and (iii) the 17% appreciation of the Hungarian forint against of the U.S. dollar.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The gross margin for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was also affected by: (i) the decrease in Mass Market Voice revenue inside our historical concession areas; offset by (ii) the increase in Mass Market voice revenue outside our historical concession areas and (iii) the reduction in interconnect charges.

Business

Our Business gross margin for the three months ended September 30, 2008 was $31.0 million compared to $26.5 million for the three months ended September 30, 2007, representing a $4.5 million or 17% increase. The increase was primarily due to the 17% appreciation of the Hungarian forint against the U.S. dollar as in functional currency terms Business gross margin for the three months ended September 30, 2008 was flat compared to the same period in 2007.

Mass Market Internet

Our Mass Market Internet gross margin increased by $2.9 million, or 31% from $9.5 million for the three months ended September 30, 2007 to $12.4 million for the three months ended September 30, 2008. This increase is primarily due to: (i) the increase in our broadband DSL customer base; and (ii) the 17% appreciation of the Hungarian forint against the U.S. dollar.

Wholesale

Our Wholesale gross margin increased by $18.3 million, or 128% from $14.3 million for the three months ended September 30, 2007 to $32.6 million for the three months ended September 30, 2008. This increase is primarily attributable to (i) the inclusion of Memorex’s Wholesale gross margin, which resulted in an additional gross margin of $14.8 million; and (ii) the 17% appreciation of the Hungarian forint against the U.S. dollar.

Selling, General and Administrative

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Segment selling, general and administrative	$46.9	$37.8

Our selling, general and administrative expenses at the segment level, increased by $9.1 million from $37.8 million for the three months ended September 30, 2007 to $46.9 million for the three months ended September 30, 2008. This increase is mainly attributable to: (i) the inclusion of Memorex’s selling, general and administrative expenses, which resulted in an increase of $8.5 million; and (ii) the 17% appreciation of the Hungarian forint against the U.S. dollar.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The following table presents a reconciliation of segment selling, general and administrative expenses to selling, general and administrative expenses as per our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Segment selling, general and administrative	$46.9	$37.8
Backbone rental expenses	(6.3)	(4.6)
Network operating expenses	(6.4)	(5.3)
Direct personnel expenses	(5.5)	(8.8)

Total selling, general and administrative	$28.7	$19.1

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Depreciation and Amortization

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Depreciation and amortization	$34.1	$26.3

Depreciation and amortization increased by $7.8 million from $26.3 million for the three months ended September 30, 2007 to $34.1 million for the three months ended September 30, 2008. This increase is mainly due to: (i) the inclusion of Memorex’s depreciation and amortization charges, which resulted in additional depreciation and amortization expense of $3.6 million; and (ii) the 17% appreciation of the Hungarian forint against the U.S. dollar.

Income from Operations

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Income from operations	$28.5	$13.3

As a result of the factors described above our income from operations increased by $15.2 million from $13.3 million for the three months ended September 30, 2007 to $28.5 million for the three months ended September 30, 2008.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Foreign Exchange Gains / (Losses), Net

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Foreign exchange gains (losses), net	$(11.4)	$(8.2)

Our foreign exchange losses of $11.4 million for the three months ended September 30, 2008 resulted primarily from: (i) unrealized losses relating to the revaluation of our euro denominated debt at period end amounting to $13.4 million; offset by (ii) foreign exchange gains on our receivables in the amount of $2.0 million. The increase in our foreign exchange losses for the three months ended September 30, 2008 compared to 2007 is due to the increase in our debt and the change in the HUF/EUR exchange rate.

Interest Expense

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Interest expense	$29.8	$19.2

Interest expense increased by $10.6 million from $19.2 million for the three months ended September 30, 2007 to $29.8 million for the three months ended September 30, 2008. This increase is mainly due to: (i) the interest expense on the Bridge Loans of $4.2 million relating to the Memorex Acquisition; and (ii) the 17% appreciation of the Hungarian forint against the U.S. dollar.

Interest Income

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Interest income	$1.0	$0.5

Our interest income was $1.0 million for the three months ended September 30, 2008 and $0.5 million for the three months ended September 30, 2007. Interest income was realized on our cash and cash equivalents balance during these periods.

Gains / (Losses) from Fair Value Changes of Derivative Financial Instruments

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Gains / (losses) from fair value changes of derivative financial instruments	$6.4	$6.6

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The $6.4 million gain on the fair value changes of derivative financial instruments for the three months ended September 30, 2008 and the $6.6 million gain on the fair value changes of derivative financial instruments for the three months ended September 30, 2007 is primarily due to the changes in the unrealized fair value of the hedges entered into in connection with the debt assumed as part of the Invitel Acquisition. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk”.

Income Tax Benefit / (Expense)

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Corporate tax	(0.1)	—
Local business tax	(15.5)	(2.4)

Current tax benefit / (expense)	(15.6)	(2.4)
Deferred tax benefit / (expense)	1.1	(1.8)

Total income tax benefit / (expense)	$(14.5)	$(4.1)

Our income tax expense changed from $4.1 million for the three months ended September 30, 2007 to $14.5 million for the three months ended September 30, 2008, primarily due to: (i) an increase in local tax expense due to a $13.0 million payable in relation to a municipality tax court case decision (see Note 11 “Subsequent Events); offset by (ii) the change in our deferred tax from an expense of $1.8 million for the three months ended September 30, 2007 to a benefit of $1.1 million for the three months ended September 30, 2008 due to an increase in our deferred tax asset realized resulting from generation of net operating losses.

Net Income / (Loss) Attributable to Common Stockholders

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Net income / (loss) attributable to common stockholders	$(20.1)	$(11.2)

As a result of the factors discussed above, we recorded a net loss attributable to common stockholders of $20.1 million, or $1.23 per basic share and $1.23 per share on a diluted basis, for the three months ended September 30, 2008 compared to a net loss attributable to common stockholders of $11.2 million, or $0.68 per basic share and $0.68 per share on a diluted basis, for the three months ended September 30, 2007.

Comparison of the Nine Months Ended September 30, 2008 and Nine Months Ended September 30, 2007

The functional currency of our Hungarian subsidiaries is the Hungarian forint, the functional currency of Memorex and Memorex’s subsidiaries is the euro and the functional

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

currency of our other subsidiaries outside Hungary is the applicable local currency. The average HUF/USD exchange rate for the nine months ended September 30, 2008 was 162.97, compared to an average HUF/USD exchange rate for the nine months ended September 30, 2007 of 186.73. The average USD/EUR exchange rate for the nine months ended September 30, 2008 was 1.52, compared to an average USD/EUR exchange rate for the nine months ended September 30, 2007 of 1.34. When comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007, you should note that U.S. dollar reported amounts have been affected by the 15% appreciation of the Hungarian forint against the U.S. dollar and the 13% appreciation of the euro against the U.S. dollar. Certain amounts in functional currency terms have been reported in U.S. dollars using a fixed exchange rate for comparative purposes.

Our results have also been affected by the inclusion of Invitel’s results since April 27, 2007, the date of the Invitel Acquisition; the results of Tele2 Hungary since October 18, 2007, the date of the Tele2 Hungary Acquisition; and the results of Memorex since March 5, 2008, the date of the Memorex Acquisition. Our results for the nine months ended September 30, 2007 include the results of Invitel for five months and do not include the results of Tele2 Hungary and Memorex.

Revenue

	Nine Months Ended September 30,
(dollars in millions)	2008	2007	% change
Mass Market Voice	$127.4	$67.5	89%
Business	116.7	79.4	47%
Mass Market Internet	43.1	21.0	105%
Wholesale	145.4	90.2	61%

Total Revenue	432.6	258.1	68%

Our revenue in U.S. dollar terms increased by $174.5 million, or 68% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. In functional currency terms, revenue increased by 46%. This increase is attributable to the factors described below.

Mass Market Voice

Our Mass Market Voice revenue for the nine months ended September 30, 2008 was $127.4 million compared to $67.5 million for the nine months ended September 30, 2007, representing an increase of $59.9 million or 89%. This increase is mainly due to: (i) the addition of Tele2 Hungary, which resulted in additional revenue of $21.2 million; (ii) the fact that for the nine months ended September 30, 2008 Invitel’s Mass Market Voice revenue was included for the entire period, compared to the nine months ended September 30, 2007, when Invitel’s Mass Market Voice revenue was included for only five months; and (iii) the 15% appreciation of the Hungarian forint against the U.S. dollar compared to the prior year.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The number of Mass Market Voice telephone lines within our historical concession areas was approximately 389,000 as of September 30, 2008 compared to 412,000 as of September 30, 2007 and the number of Carrier Selection (“CS”) and Carrier Pre-Selection (“CPS”) customers that represents our customer base outside our historical concession areas was approximately 526,000 as of September 30, 2008 compared to 220,000 as of September 30, 2007. The significant increase in the number of Mass Market Voice CPS customers between September 30, 2008 and 2007 is due to the acquisition of Tele2 Hungary on October 18, 2007. Tele2 Hungay had approximately 459,000 CPS customers as of September 30, 2007.

Business

Our Business revenue for the nine months ended September 30, 2008 was $116.7 million compared to $79.4 million for the nine months ended September 30, 2007, representing a $37.3 million or 47% increase. The increase was primarily due to (i) the fact that for the nine months ended September 30, 2008 Invitel’s Business revenue was included for the entire period, compared to the nine months ended September 30, 2007, when Invitel’s Business revenue was included for only five months; and (ii) the 15% appreciation of the Hungarian forint against the U.S. dollar.

The number of Business voice telephone lines inside our historical concession areas was approximately 47,000 as of both September 30, 2008 and 2007. The number of direct access Business voice telephone lines outside our historical concession areas was approximately 59,000 as of September 30, 2008 compared to 55,000 as of September 30, 2007 and the number of indirect access Business voice telephone lines outside our historical concession areas was approximately 12,000 as of September 30, 2008 compared to approximately 13,000 as of September 30, 2007. In addition, we had approximately 18,000 DSL lines and approximately 15,000 leased lines as of September 30, 2008 compared to approximately 15,000 DSL lines and approximately 13,000 leased lines as of September 30, 2007.

Mass Market Internet

Our Mass Market Internet revenue increased by $22.1 million from $21.0 million for the nine months ended September 30, 2007 to $43.1 million for the nine months ended September 30, 2008. This increase is primarily due to: (i) the fact that for the nine months ended September 30, 2008 Invitel’s Mass Market Internet revenue was included for the entire period, compared to the nine months ended September 30, 2007, when Invitel’s Mass Market Internet revenue was included for only five months; and (ii) the 15% appreciation of the Hungarian forint against the U.S. dollar.

As of September 30, 2008 we had approximately 135,000 broadband DSL customers compared to approximately 115,000 broadband DSL customers as of September 30, 2007, which represents a 17% increase.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Wholesale

Our Wholesale revenue increased by $55.26 million, or 61% from $90.2 million for the nine months ended September 30, 2007 to $145.4 million for the nine months ended September 30, 2008. This increase is primarily attributable to: (i) the fact that for the nine months ended September 30, 2008 Invitel’s Wholesale revenue was included for the entire period, compared to the nine months ended September 30, 2007, when Invitel’s Wholesale revenue was included for only five months; (ii) the inclusion of Memorex’s Wholesale revenue, which resulted in an additional $36.3 million in revenue and (iii) the 15% appreciation of the Hungarian forint against the U.S. dollar.

Cost of Sales

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Segment cost of sales	$125.3	$87.4

Cost of sales, at the segment level, totaled $125.3 million for the nine months ended September 30, 2008 and $87.4 million for the nine months ended September 30, 2007, representing an increase of $37.9 million or 43%. This increase is mainly attributable to: (i) the fact that for the nine months ended September 30, 2008 Invitel’s cost of sales was included for the entire period, compared to nine months ended September 30, 2007, when Invitel’s cost of sales was included for only five months; (ii) the inclusion of Memorex’s cost of sales, which resulted in additional cost of sales of $4.3 million and (iii) the 15% appreciation of the Hungarian forint against the U.S. dollar.

The following table presents a reconciliation of segment cost of sales to cost of sales as per our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Segment cost of sales	$125.3	$87.4
Backbone rental expenses	17.0	11.8
Network operating expenses	19.0	10.9
Direct personnel expenses	15.7	14.2

Total cost of sales	$177.0	$124.3

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Gross Margin

	Nine Months Ended September 30,
(dollars in millions)	2008	2007	% change
Mass Market Voice	$101.0	$54.7	85%
Business	89.1	59.8	49%
Mass Market Internet	35.7	17.5	104%
Wholesale	81.5	38.7	111%

Segment Gross Margin	307.3	170.7	80%
Segment Gross Margin %	71.0%	66.2%

Our segment gross margin changed from $170.7 million for the nine months ended September 30, 2007 to $307.3 million for the nine months ended September 30, 2008, representing an increase of $136.6 million or 80%. This increase is attributable to the factors described below.

Our segment gross margin percentage increased from 66.2% for the nine months ended September 30, 2007 to 71.0% for the nine months ended September 30, 2008. This improvement in gross margin percentage is due to the fact that Invitel has a higher gross margin percentage than we had prior to the Invitel Acquisition.

In addition to the segment gross margin, consolidated gross margin includes backbone rental expenses, network operating expenses and direct personnel expenses, which increased as a result of the inclusion of Invitel and Memorex.

Mass Market Voice

Our Mass Market Voice gross margin for the nine months ended September 30, 2008 was $101.0 million compared to $54.7 million for the nine months ended September 30, 2007, representing an increase of $46.3 million or 85%. This increase is mainly due to: (i) the addition of Tele2 Hungary, which resulted in additional gross margin of $12.3 million; (ii) the fact that for the nine months ended September 30, 2008 Invitel’s Mass Market Voice gross margin was included for the entire period, compared to the nine months ended September 30, 2007, when Invitel’s Mass Market Voice gross margin was included for only five months; and (iii) the 15% appreciation of the Hungarian forint against of the U.S. dollar.

The gross margin for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was also impacted by: (i) the decrease in Mass Market Voice revenue inside our historical concession areas; offset by (ii) the increase in Mass Market voice revenue outside our historical concession areas and (iii) the reduction in interconnect charges.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Business

Our Business gross margin for the nine months ended September 30, 2008 was $89.1 million compared to $59.8 million for the nine months ended September 30, 2007, representing a $29.3 million or 49% increase. The increase was primarily due to: (i) the fact that for the nine months ended September 30, 2008 Invitel’s Business gross margin was included for the entire period, compared to the nine months ended September 30, 2007, when Invitel’s Business gross margin was included for only five months; and (ii) the 15% appreciation of the Hungarian forint against the U.S. dollar.

Mass Market Internet

Our Mass Market Internet gross margin increased by $18.2 million from $17.5 million for the nine months ended September 30, 2007 to $35.7 million for the nine months ended September 30, 2008. This increase is primarily due to: (i) the fact that for the nine months ended September 30, 2008 Invitel’s Mass Market Internet gross margin was included for the entire period, compared to the nine months ended September 30, 2007, when Invitel’s Mass Market Internet gross margin was included for only five months; and (ii) the 15% appreciation of the Hungarian forint against the U.S. dollar.

Wholesale

Our Wholesale gross margin increased by $42.8 million or 111% from $38.7 million for the nine months ended September 30, 2007 to $81.5 million for the nine months ended September 30, 2008. This increase is primarily attributable to: (i) the fact that for the nine months ended September 30, 2008 Invitel’s Wholesale gross margin was included for the entire period, compared to the nine months ended September 30, 2007, when Invitel’s Wholesale gross margin was included for only five months; (ii) the inclusion of Memorex’s Wholesale gross margin, which resulted in an additional gross margin of $32.0 million; and (iii) the 15% appreciation of the Hungarian forint against the U.S. dollar.

Selling, General and Administrative

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Segment selling, general and administrative	$141.8	$89.5

Our selling, general and administrative expenses at the segment level, increased by $52.3 million from $89.5 million for the nine months ended September 30, 2007 to $141.8 million for the nine months ended September 30, 2008. This increase is mainly attributable to: (i) the fact that for the nine months ended September 30, 2008 Invitel’s selling, general and administrative expenses were included for the entire period, compared to the nine months ended September 30, 2007, when Invitel’s selling, general and administrative expenses were included for only five months; (ii) the inclusion of Memorex’s selling, general and administrative expenses which resulted in an increase of $22.7 million; and (iii) the 15% appreciation of the Hungarian forint against the U.S. dollar.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The following table presents a reconciliation of segment selling, general and administrative expenses to selling, general and administrative expenses as per our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Segment selling, general and administrative	$141.8	$89.5
Backbone rental expenses	(17.0)	(11.8)
Network operating expenses	(19.0)	(10.9)
Direct personnel expenses	(15.7)	(14.2)

Total selling, general and administrative	$90.1	$52.6

The change in the amounts of reconciling items is primarily due to the Invitel Acquisition and the Memorex Acquisition.

Depreciation and Amortization

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Depreciation and amortization	$93.0	$51.8

Depreciation and amortization increased by $41.2 million from $51.8 million for the nine months ended September 30, 2007 to $93.0 million for the nine months ended September 30, 2008. This increase is mainly due to: (i) the fact that for the nine months ended September 30, 2008 Invitel’s depreciation and amortization expense was included for the entire period, compared to the nine months ended September 30, 2007, when Invitel’s depreciation and amortization expense was included for only five months; (ii) the inclusion of Memorex’s depreciation and amortization expense, which resulted in additional depreciation and amortization expense of $10.2 million; and (iii) the 15% appreciation of the Hungarian forint against the U.S. dollar.

Income from Operations

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Income from operations	$72.4	$29.5

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

As a result of the factors described above, income from operations increased by $42.9 million from $29.5 million for the nine months ended September 30, 2007 to $72.4 million for the nine months ended September 30, 2008.

Foreign Exchange Gains / (Losses), Net

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Foreign exchange gains (losses), net	$22.7	$(1.7)

Our foreign exchange gains of $22.7 million for the nine months ended September 30, 2008 resulted primarily from: (i) $27.6 million of unrealized gains due to the revaluation of our euro denominated debt at period end as a result of the strengthening of the Hungarian forint against the euro during the nine months ended September 30, 2008; offset by (ii) $4.9 million of unrealized foreign exchange loss on the revaluation of our receivables.

Our foreign exchange losses of $1.7 million for the nine months ended September 30, 2007 resulted primarily from the period end revaluation of our euro denominated debt.

Interest Expense

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Interest expense	$87.7	$37.3

Our interest expense increased by $50.4 million from $37.3 million for the nine months ended September 30, 2007 to $87.7 million for the nine months ended September 30, 2008. This increase is mainly due to: (i) the inclusion of the interest expense attributable to our assumed debt from the Invitel Acquisition for the nine months ended September 30, 2008, which resulted in an additional $47.8 million of interest expense; (ii) the additional interest expense of $17.8 million as a result of the issuance of the 2007 Notes in connection with the Invitel Acquisition; (iii) interest expense on the Bridge Loan of $10.0 million relating to the Memorex Acquisition; and (iv) the 15% appreciation of the Hungarian forint against the U.S. dollar.

Interest Income

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Interest income	$1.5	$1.0

Our interest income was $1.5 million for the nine months ended September 30, 2008 and $1.0 million for the nine months ended September 30, 2007. Interest income was realized on our cash balance during these periods.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Gains / (Losses) from Fair Value Changes of Derivative Financial Instruments

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Gains / (losses) from fair value changes of derivative financial instruments	$(31.2)	$(59.3)

The losses of $31.2 million and $59.3 million loss on the fair value changes of derivative financial instruments for the nine months ended September 30, 2008 and 2007, respectively, are primarily the result of the changes in the unrealized fair value of the hedges entered into in connection with the debt assumed as part of the Invitel Acquisition. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk”.

Gains / (Losses) from Fair Value Change of Warrants

	Nine Months Ended September 30,
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

Income Tax Benefit / (Expense)

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Corporate tax	0.1	(0.2)
Local business tax	(19.5)	(5.7)

Current tax benefit / (expense)	(19.4)	(5.9)
Deferred tax benefit / (expense)	(0.1)	9.8

Total income tax benefit / (expense)	$(19.5)	$3.9

Our income tax changed from a benefit of $3.9 million for the nine months ended September 30, 2007 to an expense of $19.5 million for the nine months ended September 30, 2008, primarily due to the increase in local tax expense due to a $13.0 million payable in relation to a municipality tax court case decision (see Note 11 “Subsequent Events).

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Net Income / (Loss) Attributable to Common Stockholders

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Net income / (loss) attributable to common stockholders	$(43.9)	$(82.0)

As a result of the factors discussed above, we recorded a net loss attributable to common stockholders of $43.9 million or $2.68 per basic share and $2.68 per share on a diluted basis, for the nine months ended September 30, 2008 compared to a net loss attributable to common stockholders of $82.0 million, or $5.40 per basic share and $5.40 per share on a diluted basis, for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities totalled $93.5 million for the nine months ended September 30, 2008, compared to $52.9 million for the nine months ended September 30, 2007. This increase is mainly due to additional cash generated due to the Invitel Acquisition and the Memorex Acquisition.

Net cash used in investing activities was $144.4 million for the nine months ended September 30, 2008, and includes the acquisition of Memorex in the amount of $32.6 million, capital expenditure of $81.2 million and the settlement of derivative financial instruments of $32.8 million. Net cash used in investing activities was $147.3 million for the nine months ended September 30, 2007 and includes the acquisition of Invitel in the amount of $111.4 million and capital expenditures of $41.3 million.

Financing activities provided net cash of $54.5 million for the nine months ended September 30, 2008 compared to $98.7 million for the nine months ended September 30, 2007. Cash flows from financing activities for the nine months ended September 30, 2008 mainly resulted from the draw down of the Bridge Loan relating to the Memorex Acquisition in the amount of $151.8 million and the draw down of $14.7 million from our Amended Facilities Agreement offset by the repayment of Memorex’s debt and partial repayment of the Amended Facilities Agreement of $99.6 million, payment under capital lease obligations of $4.8 million and refinancing costs of $7.6 million.

We have historically funded our capital requirements primarily through a combination of debt financing and cash flow from operations. For a summary description of our financing arrangements and current debt structure, see Note 4 “Short and long-term debt” in the Notes to the Condensed Consolidated Financial Statements.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Our major contractual cash obligations as of September 30, 2008 (at September 30, 2008 exchange rates) are as follows:

Cash Payments Due by Period

($ in thousands)

Obligation	Total	1 Year or Less	2–3 Years	4-5 Years	After 5 Years
Long Term Debt principal payment	$1,018,310	$56,923	$81,666	$513,148	$366,573
Long Term Debt interest (1)	479,166	71,631	133,308	271,467	2,760
Interest Rate Swap Agreements	44,893	43,657	1,236	—	—
Lease Commitments to Telecommunication Providers	100,594	11,683	21,921	16,770	50,220
Other Operating Leases	25,857	5,422	9,197	2,321	8,917
Capital Leases	14,693	7,935	6,758	—	—

Total	$1,683,513	$197,251	$254,086	$803,706	$428,470

(1)

Long-term debt interest payment obligations are calculated by rates of interest for the respective debt arrangements as follows: 10.0% for the HUF tranche of the Amended Facilities Agreement, 6.7% for the EUR tranche of the Amended Facilities Agreement, 8.2% for the 2007 Notes, 13.45% for the 2006 PIK Notes, 10.75% for the 2004 Notes, 11.5% for the Memorex Bridge Loan, 7.16% for the Memorex Turkey Loan and 7.55% and 7.90% for the 1st and 2nd Memorex Prep Loans, respectively.

Liquidity risk represents the risk that we are unable to meet our payment obligations when those become due. We monitor our liquidity position on an ongoing basis by forecasting and monitoring revenue, capital and operating expenditures, investments and debt service.

The global financial crisis over the last several months has particularly affected the Hungarian economy. We cannot at this time predict with certainty the impact such conditions will have on our business both in Hungary and the Central and Eastern European region (see “Macroeconomic Factors” above) with respect to consumer and business spending on our services. We do, however, believe that cash provided by our operating activities and our financing activities will provide adequate resources to satisfy our working capital requirements, scheduled principal and interest payments on debt and anticipated capital expenditure requirements. We also expect that we will continue to be in compliance with all of the financial covenants contained in our financing agreements.

In addition to our internally generated cash flow from operations, we have additional liquidity provided by the Amended Facilities Agreement. Under the terms of the Amended Facilities Agreement, we have a revolving credit facility of EUR 4.2 million (approximately $6.0 million) and HUF 200 million (approximately $1.2 million), and a euro liquidity facility with EUR 15.0 million (approximately $21.6 million) available for draw down. Both the revolving credit facility and the euro liquidity facility are committed lines of credit. We would be able to access these credit facilities should we need additional liquidity to meet our cash obligations position.

We intend to either refinance our Bridge Loan or, if we choose not to or the market conditions make a refinancing prohibitive, convert the Bridge Loan to term loans maturing in 2016, which conversion right is permitted, subject to certain conditions, pursuant to the Bridge Loan Agreement. Our 2004 Notes mature in 2012 and our 2006 PIK Notes and 2007 Notes mature in 2013. We will continue to evaluate our capital structure and the capital markets in the

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

future in making our capital financing decisions. See Note 4 “Short and long-term debt” of the Notes to the Condensed Consolidated Financial Statements for summary descriptions of our principal debt obligations.

In order to lower our effective interest rates on our debt and to enhance our ability to refinance debt, we entered into numerous transactions pursuant to which we effectively terminated a substantial portion of our hedging agreements. This unwinding of a substantial portion of our hedging arrangements should also enhance our ability to meet the financial covenants in our various financing agreements. See Note 5 “Derivative Financial Instruments” and Note 11 “Subsequent Events” of Notes to the Condensed Consolidated Financial Statements and Item 3 “Quantitative and Qualitative Disclosures About Market Risk”.

Counterparty risk

We keep our bank accounts predominantly with banks providing financing under the Amended Facilities Agreement. We believe that such funds are subject to virtually no risk.

We are also a party to various derivatives agreements pursuant to which we and the counterparties are contractually obliged to make cash payments. The counterparties of the existing derivative transactions are BNP Paribas, Unicredit Hungary and Calyon, which are banks with high credit ratings. The derivative contracts are based on standard arrangements per the International Swaps and Derivatives Association (“ISDA”). In case of an event of default were to occur, per the derivative agreement, the agreement would be terminated and the parties would settle at the net fair value of the agreement upon settlement. As of September 30, 2008, the net fair value of our existing derivatives portfolio was negative. In October 2008, we entered into numerous transactions pursuant to which we effectively terminated a substantial portion of our derivative agreements. The counterparty to our new derivative agreements is BNP Paribas, a party to a majority of our original derivative agreements. Therefore, our counterparty risk is further minimized. See Note 5 “Derivative Financial Instruments” and Note 11 “Subsequent Events” of Notes to the Condensed Consolidated Financial Statements and Item 3 “Quantitative and Qualitative Disclosures About Market Risk”.

Credit rating

The 2004 Notes and the 2007 Notes are rated by international credit rating agencies as required by the indentures covering the 2004 Notes and the 2007 Notes. The Corporate Credit Rating is B+/Stable and the Corporate Family Rating is B1/Stable as of September 30, 2008, as issued by Standard & Poor’s and Moody’s Investor Service, respectively. On October 24, 2008, Standard & Poor’s lowered its Corporate Credit Rating to B/Negative.

Our ratings do not have a direct impact on our cash flows, nor do they require any change in the collateral securing our existing debts. As a result of the downgrade, the expected return from our debt securities may increase.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Inflation and Foreign Currency

During the nine months ended September 30, 2008, the Hungarian forint appreciated both against the euro and the U.S. dollar. Overall, this resulted in a net foreign exchange gain of $22.7 million for the nine months ended September 30, 2008 compared to a net foreign exchange loss of $1.7 million for the nine months ended September 30, 2007. In October 2008, due to global economic conditions, the Hungarian forint depreciated against both the euro and U.S. dollar from September 30, 2008. See “Macroeconomic Factors” and “Liquidity and Capital Resources”.

Approximately 76% of our total revenue is denominated in Hungarian forint and our operating and other expenses, including capital expenditures, are predominantly in Hungarian forint but also in U.S. dollars and euros. In addition, certain items in the balance sheet accounts are denominated in currencies other than the functional currencies of the operating subsidiaries. Accordingly, when such accounts are translated into the functional currency, we are subject to foreign exchange gains and losses which are reflected as a component of earnings. When the subsidiaries financial statements are translated into U.S. dollars for financial reporting purposes, we are subject to translation adjustments, the effect of which is reflected as a component of stockholders’ equity.

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

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

The following table presents unaudited summarized pro-forma consolidated financial information of Matel, on a pro-forma basis, as though the combination of Invitel, Euroweb Romania, Invitel Technocom, Tele2 Hungary and Memorex had occurred at the beginning of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2008 Pro-forma	2007 Pro-forma	2008 Pro-forma	2007 Pro-forma
	(in thousands)
Revenue	$153,083	$139,318	$442,774	$409,553
Adjusted EBITDA (1)	69,299	58,980	193,867	158,744
Net income (loss)	(14,586)	8,547	(28,914)	(59,345)
Depreciation and amortization	(34,085)	(33,479)	(96,044)	(90,866)
Net interest expense (2)	(21,531)	(20,715)	(59,647)	(56,218)
Capital expenditure (3)			92,125	67,460
Net cash flow provided by (used in) operating activities *			93,465	36,935

			September 30, 2008	December 31, 2007
			(in thousands)
Cash and cash equivalents			$24,343	$53,057
Third party debt (4)			794,649	820,077
Net third party debt (5)			770,306	767,020
Total liabilities			1,103,225	1,075,523

(*)	Consolidated net cash flow provided by operating activities as per our cash flow statement for the nine months ended September 30, 2008.

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

The unaudited pro-forma consolidated financial information for the three and nine months ended September 30, 2008 included in the above table was calculated by using a U.S. dollar/Hungarian forint exchange rate of 157.15 and 162.97, respectively, which was the average exchange rate for the three and nine months ended September 30, 2008. The unaudited pro-forma consolidated financial information for the three and nine months ended September 30, 2007

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

included in the above table was calculated by using a U.S. dollar/Hungarian forint exchange rate of 183.27 and 186.73, respectively, which was the average exchange rate for the three and nine months ended September 30, 2007.

(1)	We define EBITDA as net profit/(loss) plus income taxes, net financial expenses and depreciation and amortization. Adjusted EBITDA is EBITDA plus the cost of restructuring, due diligence expenses, non-cash share-based compensation and other non-recurring items. Other companies in our industry may calculate Adjusted EBITDA in a different manner. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to net gain or to cash flow from operating, investing or financing activities, as a measure of liquidity or an indicator of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. In addition, Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments.

Adjusted EBITDA is reconciled to net income as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008 Pro-forma	2007 Pro-Forma	2008 Pro-forma	2007 Pro-Forma
	(in thousands)
Adjusted EBITDA	$69,299	$58,980	$193,867	$158,744
Cost of restructuring and integration	(1,376)	(4,835)	(13,156)	(12,263)
Due diligence expenses	(1,139)	(150)	(2,436)	(363)
SEC related expenses	(742)	(1,909)	(1,351)	(2,929)
Provision (reversal) for unused vacation	431	247	(804)	(1,342)
One-off legal and bad debt provisions (reversal)	(1,709)	664	(2,103)	(1,296)
Turkey start-up expenses	(1,279)	(107)	(3,173)	(1,464)
Other	(1,442)	42	(3,164)	(1,962)

EBITDA	$62,043	$52,932	$167,680	$137,125
Income taxes	(14,277)	(4,009)	(18,752)	6,430
Minority interest	2	3	(1)	4
Financing expenses, net	(22,740)	(20,797)	(71,021)	(58,427)
Foreign exchange gains (losses), net	(11,877)	(7,919)	20,462	4,627
Gains (losses) on derivatives	6,348	21,816	(31,238)	(43,163)
Gains (losses) on warrants	—	—	—	(15,075)
Depreciation and amortization	(34,085)	(33,479)	(96,044)	(90,866)

Net income (loss)	$(14,586)	$8,547	$(28,914)	$(59,345)

(2)	Net interest expense equals interest expense (excluding interest on subordinated shareholder loans) less interest income. The pro-forma adjustment to net interest expense is the additional net interest expense due to the Invitel Acquisition and the Memorex Acquisition.
(3)	Capital expenditure represents acquisition of telecommunications network equipment and other intangibles from our cash-flow statement.
(4)	Third party debt excludes related party subordinated loans, liabilities from capital lease obligations and liabilities relating to derivative financial instruments.
(5)	Net third party debt equals third party debt less cash and cash equivalents.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (”SFAS 161”). SFAS 161 changes disclosure requirements for derivative instruments and hedging activities. The Statement requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the impact of SFAS 161.

In October, 2008 the FASB issued FASB statement No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“SFAS 157-3”). This standard clarifies the application of FASB statement No.157, Fair Value Measurements and illustrates key considerations in determining the fair value of a financial asset when a market is not active. SFAS 157-3 became effective upon issuance with revisions resulting from its application to be accounted for as a change in accounting estimate in accordance with SFAS Statement No. 154, Accounting Changes and Error Corrections.

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposure

Foreign Currency Exchange Rate Risks

We are exposed to various types of risk in the normal course of our business, including the risk from foreign currency exchange rate fluctuations. Our operations, including approximately 76% of our gross revenue and approximately 80% of our operating expenses, are Hungarian forint based. Therefore, we are subject to currency exchange rate risk with respect to our non-Hungarian forint denominated expenses, primarily euros and U.S. dollars, due to the variability of the currency exchange rate between the Hungarian forint and the euro and U.S. dollar. Due to our limited exposure with respect to non-Hungarian forint denominated operating expenses, we have not entered into any agreements to manage our foreign currency exchange rate risks related to such expenses but we continue to monitor the currency exchange rate risk related to such expenses.

We are also exposed to foreign exchange rate risks related to our debt obligations since the majority of our debt obligations are in euros. If the Hungarian forint weakens in the currency exchange markets versus the euro, we would have to generate more revenue in Hungarian forint to settle such debt obligations. The euro/forint exchange rate changed from 253.35 as of December 31, 2007 to 243.17 as of September 30, 2008, an approximate 4% appreciation in the value of the Hungarian forint versus the euro. Given our euro denominated debt obligations, exchange rate fluctuations can have a significant impact on our financial statements in connection with foreign exchange gains/losses and the resulting debt balances. We did, however, enter into hedging arrangements in 2007 to convert a substantial portion of (i) our variable rate euro-denominated debt service and (ii) fixed rate euro-denominated debt service to fixed-rate Hungarian forint denominated debt service. In October 2008, we entered into numerous transactions pursuant to which we effectively terminated a substantial portion of our hedging agreements. See Note 5 “Derivative Financial Instruments” and Note 11 “Subsequent Events” of Notes to the Condensed Consolidated Financial Statements.

The sensitivity of our future cash-flows to foreign exchange rate changes related to our debt service, including all hedging in place, is detailed in the table under the section ”Derivative Financial Instruments”.

Interest Rate Risks

We are exposed to interest rate risks because our outstanding euro denominated and Hungarian forint denominated debt obligations primarily accrue interest at variable rates tied to market interest rates. The interest rates on the euro denominated and Hungarian forint denominated obligations are based on EURIBOR and BUBOR, respectively. We evaluate market interest rates and the costs of interest rate hedging instruments by reviewing historical variances between market rates and rates offered by lending institutions on hedging instruments, as well as market expectations of future interest rates. In 2007, we entered into hedging arrangements to

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

convert a substantial portion of our variable rate euro denominated debt service and our variable rate Hungarian forint denominated debt service to fixed-rate Hungarian forint denominated debt service. The average interest rate on our debt for the quarter ended September 30, 2008 was 11.61%. In October 2008, we entered into numerous transactions pursuant to which we effectively terminated a substantial portion of our hedging agreements. See Note 5 “Derivative Financial Instruments” and Note 11 “Subsequent Events” of Notes to the Condensed Consolidated Financial Statements.

The sensitivity of our future cash-flows to interest rate changes related to our debt service, including all hedging in place, is detailed in the table under the section ”Derivative Financial Instruments”.

Derivative Financial Instruments

During 2007, in order to reduce our exposure to foreign currency exchange rate risk and interest rate risks, we implemented a major hedging program as part of which we hedged the interest rate and foreign currency exchange rate risks on a substantial portion of our debt. The following table summarizes the notional amounts and respective fair values of our financial instruments, which mature at varying dates, as of September 30, 2008:

Asset / (Liability)	Notional Amount	Fair Market Value	Fair Value Change
	(in thousands)
Cross currency interest rate swaps	$583,692	$(44,948)	$(9,862)
FX forward contracts	—	—	(21)
Interest rate swaps	19,042	55	839

Total	$602,734	$(44,893)	$(9,044)

The notional principal amount provides one measure of the transaction volume outstanding as of the end of the period, and does not represent the amount of our exposure to market loss. The estimated fair values represent the estimated amounts that we would pay or receive to terminate the contracts as of September 30, 2008. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

In October 2008, we entered into numerous transactions pursuant to which we effectively terminated a substantial portion of our hedging agreements. See Note 5 “Derivative Financial Instruments” and Note 11 “Subsequent Events” of Notes to the Condensed Consolidated Financial Statements. The aggregate cost to effectively terminate these hedging agreements is approximately EUR 9 million (approximately $12.9 million), payable during the term of the agreements (August 2009 with respect to the hedging arrangements related to the 2004 Notes and the 2007 Notes and June 2011 with respect to the hedging arrangements relating to the Amended Facilities Agreement).

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Since we now have fixed principal payments and variable and fixed interest payments payable in euros, we are more exposed to interest rate and currency exchange rate risks going forward. We do expect that the average effective interest on our debt instruments will be lower going forward. There can be no assurance as to our future costs and we will continue to monitor financial markets and enter into derivative arrangements that we deem to be in our best interests.

Sensitivity Analysis

The following table shows the sensitivity of our debt instruments and the related hedge transactions to foreign currency exchange rate and interest rate changes as of September 30, 2008:

	1% p.a. increase in interest rates			10% p.a. increase in HUF/EUR rate
Instrument	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact
	(in thousands)
Amended Facilities Agreement HUF tranche (1)	$(150)	$150	$—	$—	$—	$—
Amended Facilities Agreement EUR tranche (1)	(762)	762	—	(3,849)	3,877	28
Memorex Bridge Loan	(1,438)	—	(1,438)	(1,370)	—	(1,370)
1st Memorex Prep Loan (2)	—	—	—	(87)	—	(87)
2nd Memorex Prep Loan (2)	—	—	—	(34)	—	(34)
Memorex Turkey Loan	(26)	—	(26)	(342)	—	(342)
2007 Notes	(2,875)	2,826	(49)	(2,212)	2,372	160
2004 Notes (2)	—	—	—	(2,194)	2,194	—
2006 PIK Notes (3)	(2,415)	—	(2,415)	(2,255)	—	(2,255)

Total	$(7,666)	$3,738	$(3,928)	$(12,343)	$8,443	$(3,900)

(1)	Calculation based on actual outstanding notional amounts per repayment/hedging schedule
(2)	The issuer can select the interest to be paid in cash or in kind (i.e. issue of new bonds)

The above table shows the impact of a 1% increase in interest rates (e.g. BUBOR and EURIBOR) and 10% increase in the euro/forint exchange rate on our debt service related cash flow due in the next 12 months (until September 30, 2009).

In October 2008, we entered into numerous transactions pursuant to which we effectively terminated a substantial portion of our hedging agreements. See Note 5 “Derivative Financial Instruments” and Note 11 “Subsequent Events” of Notes to Condensed Consolidated Financial Statements. The table below shows the sensitivity of our debt instruments and the related hedge transactions to foreign currency exchange rate and interest rate changes as of October 31, 2008 following the effective termination of a substantial portion of our hedging agreements. The table below shows the impact of a 1% increase in interest rates (e.g. BUBOR and EURIBOR) and

Part I. Financial Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

10% increase in the euro/forint exchange rate on our debt service related cash flow due in the 12 months following (until October 31, 2009).

	1% p.a. increase in interest rates			10% p.a. increase in HUF/EUR rate
Instrument	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact	Cash Flow impact on debt service	Cash Flow impact on underlying hedge	Net Cash Flow impact
	(in thousands)
Amended Facilities Agreement HUF tranche (1)	$(150)	$150	$—	$—	$—	$—
Amended Facilities Agreement EUR tranche (1)	(762)	652	(110)	(3,849)	1,936	(1,913)
Memorex Bridge Loan	(1,438)	—	(1,438)	(1,370)	—	(1,370)
1st Memorex Prep Loan (2)	—	—	—	(87)	—	(87)
2nd Memorex Prep Loan (2)	—	—	—	(34)	—	(34)
Memorex Turkey Loan	(26)	—	(26)	(342)	—	(342)
2007 Notes	(2,875)	(55)	(2,930)	(2,212)	(283)	(2,495)
2004 Notes (2)	—	—	—	(2,194)	(190)	(2,384)
2006 PIK Notes (3)	(2,415)	—	(2,415)	(2,255)	—	(2,255)

Total	$(7,666)	$747	$(6,919)	$(12,343)	$1,463	$(10,880)

(1)	Calculation based on actual outstanding notional amounts per repayment/hedging schedule
(2)	The Memorex Prep Loans and the 2004 Notes have fixed rate interest and are not sensitive to changes in interest rates
(3)	The issuer can select the interest to be paid in cash or in kind (i.e. issue of new notes)

In the ordinary course of business we enter into contractual agreements to provide and receive telephone and other services. Certain of these agreements are denominated in currencies other than the functional currency of any of the parties, mainly in euros, and are required to be accounted for separately as embedded derivatives. The impact of a 10% strengthening or weakening of the Hungarian forint against other currencies would result in a change in the amount of embedded derivatives by $4.9 million.

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

There were no changes in our control over financial reporting for the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 1.	Legal Proceedings

As reported in our 2007 Annual Report on Form 10-K, three Hungarian municipalities initiated court proceedings against us in the Metropolitan Court of Budapest seeking payment in connection with an ambiguous provision in some of our concession contracts regarding the payment of local municipal taxes. On May 15, 2008, the Metropolitan Court ruled on our behalf and denied the claims of the municipalities. On October 30, 2008, the Budapest Metropolitan Court of Appeal overturned, in part, the lower court’s ruling and awarded the municipalities approximately HUF 919 million (approximately $5.4 million) plus interest and costs. The award is payable within 15 days of receipt of the written judgment, which we expect to receive in December 2008. We have a right to, and plan to apply to the Hungarian Supreme Court for a special review and a suspension of the judgment. There is no guarantee that the Hungarian Supreme Court will review this case. We plan to continue to contest this case and believe that this case is without merit.

One municipality made a claim to us, which we rejected, for HUF 57 million (approximately $0.3 million) but has not initiated any formal legal proceedings. The other municipalities that made claims to us, which we rejected, did not initiate formal legal proceedings by the legal deadline and, therefore, lost their ability to initiate formal legal proceedings.

Item 1A.	Risk Factors

In our report on Form 10-K for 2007, we disclosed certain risk factors contingent on the closing of the Memorex Acquisition. On March 5, 2008, we completed the Memorex Acquisition.

In our report on Form 10-K for 2007, we disclosed certain risk factors regarding currency exchange rate risks and fluctuations in interest rate risks. We also noted that we had entered into currency hedges and interest rate edges in connection with our indebtedness to limit our risks. In October 2008, we entered into numerous agreements to effectively terminate a significant portion of our hedging arrangements. See Note 5 “Derivative Financial Instruments” and Note 11 “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements.

Additional Risk Factor

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

Hungary has been significantly impacted by the global financial crisis which has resulted in, among other things, a significant increase in Hungarian interest rates and a significant decrease in the value of the Hungarian forint against the euro in the currency exchange markets. This could have a significant impact on business and consumer spending. These economic factors, along with other economic factors, could have a significant impact on our business, operating results and financial condition.

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	In 1999 we issued 30,000 shares of Preferred Stock Series A with a liquidation value of $70 per share. At the end of the third quarter 2008, the preferred shares were held by TDC A/S. Any holder of such Preferred Shares is entitled to receive cumulative cash dividends payable in arrears at the annual rate of 5%, compounded annually, on the liquidation value. As of September 30, 2008 the total arrearage on the Preferred Shares was $934,000.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Martin Lea, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Robert Bowker, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Part II. Other Information

HUNGARIAN TELEPHONE AND CABLE CORP. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hungarian Telephone and Cable Corp.

November 7, 2008	By:	/s/ Martin Lea
Martin Lea
President and Chief Executive Officer

November 7, 2008	By:	/s/ Robert Bowker
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